Form 10-K/A
period 1995-12-31
LODGENET ENTERTAINMENT CORP
filed 1996-05-08
CIK 911002

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


(MARK ONE)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
       For the fiscal year ended December 31, 1995

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from ___________________ to ___________________




                         Commission File Number: 0-22334



                       LODGENET ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)




       Delaware                                      46-0371161
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)




                              808 West Avenue North
                              Sioux Falls, SD 57104
                    (Address of principal executive offices)
                  Registrant's telephone number: (605) 330-1330



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                           3


               SIGNATURES                                                     5


This amendment to the Annual Report on Form 10-K for the year ended December 31, 1995 is being filed solely for the purposes of amending certain footnotes to the List of Exhibits. No new exhibits are being filed herewith. The remainder of the Form 10-K, as previously filed, is unchanged.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES -- Reference is made to the "Index to Consolidated Financial Statements" of the Company, at page F-1 of this Part IV, for a list of the financial statements and schedules for the year ended December 31, 1995 included herein.

     (b) REPORTS ON FORM 8-K -- The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

     (c) EXHIBITS -- Following is a list of Exhibits filed with this report. Exhibits 10.3 and 10.4 constitute management contracts; Exhibits 10.5, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.18 and 10.20 constitute compensatory plans.

     EXHIBIT
     NUMBER         DESCRIPTION OF DOCUMENT
     -------        -----------------------
       3.1          Certificate of Incorporation, as amended (1)

       3.2          Bylaws of the Company, as amended (1)

       4.1          Form of Common Stock Certificate (2)

      10.1 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 20, 1993, between the Company and Bank of Montreal, as amended to date (3)

      10.2          Form of Floating Rate Subordinated Note due 2001 (3)

      10.3 Form of Employment Agreement between the Company and each of Tim C. Flynn and Scott C. Petersen (1)

      10.4          Form of Agreement between the Company and each of David M.
                    Bankers, John M. O'Haugherty, Douglas D. Truckenmiller and Steven D. Truckenmiller (1)

      10.5          LodgeNet Entertainment Corporation 1993 Stock Option
                    Plan (2)

      10.6 Office and Building Lease dated December 9, 1991 regarding principal office of the Company (1)

      10.7 Second Amendment, dated as of October 8, 1993, to Amended and Restated Revolving Credit and Term Loan Agreement between the Company and Bank of Montreal (2)

      10.8 License Agreement dated May 2, 1993 between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (2)

      10.9 Stock Option Agreements dated as of February 29, 1988 between the Company and Tim C. Flynn, as extended by Extension Agreement dated as of July 15, 1991 (2)

      10.10 Stock Option Agreements dated as of February 29, 1988 between the Company and Scott C. Petersen, as extended by Extension Agreement dated as of July 15, 1991 (2)

      10.11 Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O'Haugherty (2)

      10.12 Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (2)

      10.13         Form of Stock Option Agreement for Non-Employee
                    Directors (3)

      10.14         Form of Incentive Stock Option Agreement for Key
                    Employees (3)

      10.15         9.95% Senior Notes Due August 1, 2003 (4)

      10.16 Loan Agreement by and among LodgeNet Entertainment Corporation, the Banks Signatory thereto and NatWest Bank N.A., as Agent for such Banks, dated as of March 17, 1995 (5)

      10.17 First Amendment to Note Purchase Agreement, dated as of April 13, 1995, Re: Senior Notes Due August 1, 2003 (6)

      10.18 Amendment to LodgeNet Entertainment Corporation 1993 Stock Option Plan (7)

      10.19         Securities Purchase Agreement, dated as of August 9,
                    1995 (7)

     EXHIBIT
     NUMBER         DESCRIPTION OF DOCUMENT
     -------        -----------------------

      10.20 Form of Executive Severance Agreement between the Company and each of Tim C. Flynn, Scott C. Petersen, Jeffrey T. Weisner, John M. O'Haugherty, David M. Bankers, Douglas D. Truckenmiller, Steven D. Truckenmiller and Eric R. Jacobsen; all dated as of July 25, 1995 (8)

      10.21 Video Services Agreement by and among GE Capital-ResCom, L.P. and ResNet Communications, Inc. and LodgeNet Entertainment Corporation+

      10.22 Loan Agreement by and among LodgeNet Entertainment Corporation, the Banks Signatory Thereto, National Westminster Bank Plc, as Agent for such Banks, and National Westminster Bank of Canada, as an Issuing Bank, dated March 11, 1996

      11.1          Statement of computation of earnings per share

      21.1          Subsidiaries of the Company

      23.1          Consent of Independent Public Accountants (9)
- ------------
  + Confidential treatment has been requested with respect to certain portions of these agreements.

(1) Incorporated by Reference to the Company's Amendment No. 1 to
    Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993.

(2) Incorporated by Reference to the Company's Amendment No. 2 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, October 13, 1993.

(3) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission, March 25, 1994.

(4) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, as filed with the Securities and Exchange Commission, November 14, 1994.

(5) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, March 31, 1995.

(6) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, as filed with the Securities and Exchange Commission, May 8, 1995.

(7) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Securities and Exchange Commission, August 14, 1995.

(8) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995.

(9) Includes consent to incorporation by reference of the Company's audited financial statements to the Company's Registration Statement on Form S-8 (File No. 33-67676).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May ______, 1996


                              (Registrant)

                              LODGENET ENTERTAINMENT CORPORATION


                              By:    /s/ Jeffrey T. Weisner
                                   -----------------------------------
                                           Jeffrey T. Weisner
                                         Vice President, Finance
                                      and Chief Accounting Officer