Form 10-Q
period 1996-03-31
LODGENET ENTERTAINMENT CORP
filed 1996-05-15
CIK 911002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[   X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


                      FOR THE PERIOD ENDED MARCH 31, 1996


Commission File Number 0-22334


                       LODGENET ENTERTAINMENT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                      46-0371161
  --------------------------------                   -------------------------
  (State  or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                     Identification Number    )


             808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
          ------------------------------------------------------------
             (Address  of  Principal Executive  Offices)    (ZIP code)


                                  (605)  330-1330
                       -------------------------------------
                          (Registrant's telephone number,
                                 including area code)


                                  (not applicable)
             ------------------------------------------------------
                         (Former name, former address and
                former fiscal year, if changed since last report)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                       -----    ----

      At May 8, 1996, there were 7,359,733 shares outstanding of the Registrant's common stock, $.01 par value.

                      LODGENET ENTERTAINMENT CORPORATION

                                  Form 10-Q
                                    Index


                                                                                Page
                                                                                No.
PART I.  FINANCIAL INFORMATION

        Item 1 - Financial Statements:

                 Consolidated Balance Sheets as of  December 31, 1995
                 and March 31, 1996 (unaudited))                                   3

                 Consolidated Statements of Operations (unaudited) for
                 the Three Months Ended March 31, 1995 and 1996.                   4

                 Consolidated Statements of Cash Flows (unaudited) for
                 the Three Months Ended March 31, 1995 and 1996.                   5

                 Notes to Consolidated Financial Statements.                       6

        Item  2 - Management's Discussion and Analysis of the Results
                  of Operations.                                                   7


PART II.  OTHER INFORMATION

        Item 1 - Legal Proceedings.                                               15

        Item 2 - Changes in Securities.                                           15

        Item 3 - Defaults Upon Senior Securities.                                 15

        Item 4 - Submission of Matters to a Vote of Security Holders.             15

        Item 5 - Other Information.                                               15

        Item 6 - Exhibits and Reports on Form 8-K.                                15


SIGNATURES                                                                        16

- - -----------------

      As  used  herein  (unless the context  otherwise  requires)
"LodgeNet",  "the Company" and/or "the Registrant" means LodgeNet
Entertainment Corporation and its wholly-owned subsidiaries.




LodgeNet Entertainment Corporation             Page 2            March 31, 1996

                      LODGENET ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)

                                                                December 31,       March 31,
                                                                    1995             1996
                                                                ------------       ---------
                           Assets                                         (unaudited)
Current assets:
 Cash and cash equivalents                                            $2,252              $14
 Accounts receivable, net of allowance for doubtful accounts          11,355           14,070
 Prepaid expenses and other                                            1,462            2,681
                                                                ------------        ---------
   Total current assets                                               15,069           16,765
                                                                ------------        ---------
Property and equipment:
 Land, building and equipment                                          8,976           10,450
 Free-to-guest equipment                                               5,068            4,491
 Guest Pay systems:
  Installed                                                          119,354          134,367
  System components                                                   13,468           14,626
  Software costs                                                       4,078            5,075
                                                                ------------        ---------
     Total property and equipment                                    150,944          169,009
   Less - accumulated depreciation and amortization                  (42,838)         (48,911)
                                                                ------------        ---------
    Property and equipment, net                                      108,106          120,098
                                                                ------------        ---------

Debt issuance costs, net of accumulated amortization                   1,537            2,606
                                                                ------------        ---------
                                                                    $124,712         $139,469
                                                                ------------        ---------
                                                                ------------        ---------


           Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                                    $15,222         $17,446
 Current maturities of long-term debt                                  4,254           4,299
 Accrued expenses                                                      3,434           3,089
                                                                ------------        --------
   Total current liabilities                                          22,910          24,834
                                                                ------------        --------
Deferred revenue                                                       1,579           1,602
                                                                ------------        --------
Long-term debt                                                        57,497          73,133
                                                                ------------        --------


Stockholders' equity:
 Common stock, $.01 par value, 20 million shares authorized;
  7,352,113 and 7,359,613 shares outstanding at December 31,
  1995 and March 31, 1996, respectively                                   74              74
 Additional paid-in capital                                           71,234          71,262
 Accumulated deficit                                                 (28,582)        (31,436)
                                                                ------------        --------
   Total stockholders' equity                                         42,726          39,900
                                                                ------------        --------
                                                                    $124,712        $139,469
                                                                ------------        --------
                                                                ------------        --------


           The accompanying notes are an integral part of these consolidated balance sheets.


LodgeNet Entertainment Corporation             Page 3            March 31, 1996

                      LODGENET ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollar amounts, except per share amounts, in thousands)

                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                 1995            1996
                                              ---------      ----------
Revenues:
 Guest Pay                                     $10,500         $17,582
 Free-to-guest                                   1,993           2,145
 Other                                             899             641
                                             ----------      ----------
  Total revenues                                13,392          20,368
                                             ----------      ----------

Direct costs:
 Guest Pay                                       3,824           6,839
 Free-to-guest                                   1,544           1,684
 Other                                             802             591
                                             ----------      ----------
  Total direct costs                             6,170           9,114
                                             ----------      ----------

Gross profit                                     7,222          11,254
                                             ----------      ----------

Operating expenses:
 Guest Pay operations                            2,213           3,163
 Selling and marketing                             511             742
 General and administrative                      1,385           2,107
 Depreciation and amortization                   3,858           6,173
                                             ----------      ----------
  Total operating expenses                       7,967          12,185
                                             ----------      ----------

Operating income (loss)                           (745)           (931)

Interest expense                                   735           1,922
                                             ----------      ----------

Loss before income taxes                        (1,480)         (2,853)
Provision for income taxes                        --                20
                                             ----------      ----------

Net loss                                       $(1,480)        $(2,873)
                                             ----------      ----------
                                             ----------      ----------

Per common share:
 Net loss attributable to common stock          $(0.20)         $(0.39)
                                             ----------      ----------
                                             ----------      ----------

Weighted average shares outstanding          7,352,166       7,406,719
                                             ----------      ----------
                                             ----------      ----------







             The accompanying notes are an integral part of
                 these consolidated financial statements.


LodgeNet Entertainment Corporation             Page 4            March 31, 1996

                      LODGENET ENTERTAINMENT CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (Dollar amounts in thousands)

                                                          Three Months Ended
                                                                March 31,
                                                         ---------    ---------
                                                           1995         1996
                                                         ---------    ---------
Operating activities:
 Net loss                                                 $(1,480)     $(2,873)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                            3,858       6,073
   Change in operating assets and liabilities:
    Accounts receivable                                      (933)      (2,715)
    Prepaid expenses and other                               (315)      (1,219)
     Accounts payable                                         392        2,224
    Accrued expenses and deferred revenue                      32         (322)
                                                         ---------    ---------
Net cash provided by operating activities                   1,554        1,168
                                                         ---------    ---------

Investing activities:
 Property and equipment additions                          (8,505)     (18,065)
 Certificates of deposit
                                                         ---------    ---------
Net cash used for investing activities                     (8,505)     (18,065)
                                                         ---------    ---------

Financing activities:
 Proceeds from long-term debt                                 208          378
 Debt issuance costs                                         (398)      (1,069)
 Repayments of long-term debt                                 (20)         (55)
 Borrowings under revolving credit facility                 4,200       15,358
 Stock option activity                                         11           28
                                                         ---------    ---------
Net cash provided by financing activities                   4,001       14,640
                                                         ---------    ---------

Effect of exchange rates on cash                              (10)          19
                                                          ---------    ---------

Increase (decrease) in cash and cash equivalents            (2,960)      (2,238)
                                                          ---------    ---------

Cash and cash equivalents at beginning of period             4,302        2,252
                                                          ---------    ---------

Cash and cash equivalents at end of period                  $1,342          $14
                                                          ---------    ---------
                                                          ---------    ---------
Supplemental cash flow information:
 cash paid for interest                                       $753       $2,256
                                                          ---------    ---------
                                                          ---------    ---------



                The accompanying notes are an integral part of
                    these consolidated financial statements.


LodgeNet Entertainment Corporation             Page 5            March 31, 1996

                      LODGENET ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

      The accompanying consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1995 and 1996, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1995, as filed with the Commission.

      The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 - Net Loss Per Common Share

      The net loss per common share was computed using the weighted average number of shares outstanding and, where applicable, outstanding warrants and options.

Note 3 -  Subsequent Event

      On April 16, 1996, the Company's Board of Directors authorized the filing of a Registration Statement with the Securities and Exchange Commission for a proposed public offering of 3,000,000 shares (which excludes 450,000 shares which may be offered subject to an over-allotment agreement with the underwriters) of common stock of the Company. Costs associated with the public offering will be charged against the proceeds of the offering. If for any reason the offering is not completed, such costs will be charged to operations.







LodgeNet Entertainment Corporation             Page 6            March 31, 1996

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) INCLUDED ELSEWHERE HEREIN, AND WITH THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1995, AS FILED WITH THE COMMISSION.


                                    OVERVIEW


GUEST PAY SERVICES

      The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand Guest Pay service. It has been the Company's experience that rooms featuring the "on-demand" Guest Pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

      The Company's Guest Pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, Guest Pay buy rates, hotel occupancy rates, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary costs of providing Guest Pay services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, generally ranging from 35% to 50% of gross revenues, (ii) nominal one-time license fees paid for independent films, which are duplicated by the Company for distribution to its operating sites, (iii) license fees for video games and other services and (iv) the commission retained by the hotel, generally 10% to 15% of gross revenues, depending on the services provided and other factors. Guest Pay operating expenses include costs of system maintenance and support, in-room marketing, video tape duplication and distribution, data retrieval, insurance and personal property taxes.

      The Company also provides video games and interactive multimedia entertainment and information services through its Guest Pay systems. Services include folio review, video check-out, in-room printers and guest satisfaction surveys. In 1993 the Company entered into a seven-year non-exclusive license agreement with Nintendo of America to provide hotels with a network-based Super Nintendo-Registered Trademark- video game playing system.

FREE-TO-GUEST SERVICES

      In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. For free-to-guest services the hotel pays the Company a fixed monthly charge per room for each programming channel provided. Such monthly charges range generally from $2.75 to $3.50 per room per month for premium channels and from $0.15 to $0.85 per room per month for non-premium channels. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a fixed monthly fee per room, which ranges generally from 75% to 80% of revenues, depending on incentive programs in effect from time to time from the programming networks.

RESIDENTIAL SERVICES

      In February 1996, the Company entered into an exclusive contract with GE ResCom, a unit of General Electric Corporation, under which the Company will design, install and operate interactive cable television systems in large, multi-family residential complexes throughout the United States. This new business is expected to have financial and technological requirements similar to those of the Company's lodging industry operations. The Company expects to begin installing systems and to realize its first revenue from residential services in the second quarter of 1996.



LodgeNet Entertainment Corporation             Page 7            March 31, 1996

                                INSTALLED ROOM BASE

      During the three months ended March 31, 1996, the Company installed 32,009 new Guest Pay rooms, equipped 36,509 rooms with its Nintendo game system, and installed 12,219 free-to-guest rooms. From March 31, 1995 through March 31, 1996, the Company has installed 99,749 new Guest Pay rooms, equipped 109,042 rooms with its Nintendo game system, and installed 33,312 free-to-guest rooms; representing increases of 49.8%, 119.4% and 14.6%, respectively. The Company's base of installed rooms was comprised as follows at March 31:

                                      1996                  1995
                               ---------------       ----------------
                                Rooms      %           Rooms      %
                               -------   -----       --------  -------
     Guest Pay rooms:
        Scheduled               56,353   18.8%         62,885   31.4%
        On-demand              243,863   81.2%        137,582   68.6%
                               -------   -----        -------   ------
                               300,216  100.0%        200,467   100.0%
                               -------   -----        -------   ------
                               -------   -----        -------   ------

Nintendo game system rooms     200,388                91,346
                               -------                -------
                               -------                -------

Free-to-guest rooms            261,995                228,683
                               -------                -------
                               -------                -------



                             RESULTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995


REVENUE ANALYSIS

      The Company's total revenue for the first quarter of 1996 increased 52.1%, or $7.0 million, in comparison to the first quarter of 1995. The following table sets forth the components of the Company's revenue for the quarter ending March 31 (dollar amounts in thousands):

                                1996                     1995
                       -----------------------   ---------------------
                                    Percent of              Percent of
                                      Total                   Total
                         Amount      Revenues     Amount     Revenues
                       ---------   -----------   --------  -----------
      Guest Pay         $17,582        86.3%      $10,500      78.4%
      Free-to-guest       2,145        10.5%        1,993      14.9%
      Other                 641         3.1%          899       6.7%
                       ---------   -----------   --------  -----------
      Total revenue     $20,368       100.0%      $13,392     100.0%
                       ---------   -----------   --------  -----------


GUEST PAY REVENUE

     Guest Pay revenues increased 67.4%, or $7.1 million, in the first quarter of 1996 in comparison to the same quarter of 1995. This increase was the result of (i) a 46.7% increase in the average number of installed Guest Pay rooms, all of which installations were the Company's on-demand room technology, and (ii) a 9.3% increase in average monthly revenue per Guest Pay room.





LodgeNet Entertainment Corporation             Page 8            March 31, 1996

      The following table sets forth information in regard to (i) average monthly revenue per installed Guest Pay room; and average movie buy rates, average movie prices, and average hotel occupancy rates for (ii) all Guest Pay rooms and (iii) for on-demand Guest Pay rooms; each for the quarter ending March 31:

                                               1996              1995
                                             -------            ------
      Average monthly revenue per room:
       Movie revenue                          $17.73            $16.64
       Video game/information service           2.35              1.73
                                             -------            ------
         Total per Guest Pay Room             $20.08            $18.37
                                             -------            ------
                                             -------            ------

      For all Guest Pay rooms:
       Average movie buy rates                 11.3%             10.7%
       Average movie price                     $8.37             $8.19
       Average hotel occupancy rate            65.9%             65.3%

      For on-demand Guest Pay rooms:
       Average movie buy rates                 12.4%             12.0%
       Average movie price                     $8.41             $8.25
       Average hotel occupancy rate            67.9%             67.3%



     Average movie revenue per room, for all Guest Pay rooms, was favorably impacted by a combination of higher average buy rates and higher average movie prices, both in comparison to the year earlier quarter; and by the comparative increase in the proportion of on-demand rooms. It has been the Company's experience that buy rates are higher in rooms featuring the on-demand service than in those with the scheduled service. The comparative increase in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier period. Movie prices in certain Guest Pay rooms were increased effective February 1, 1995. The Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room, for all Guest Pay rooms, increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $1.75 and $1.27 during the quarters ended March 31, 1996 and 1995, respectively. The Company had installed its video game service in 200,388 and 91,346 Guest Pay rooms as of March 31, 1996 and 1995, respectively.

FREE-TO-GUEST REVENUE

       Free-to-guest revenues increased 7.6%, or $152,000, in the first quarter of 1996 as compared to the same quarter of 1995. The comparative increase in revenues resulted from the 14.6% increase in the number of installed free-to-guest rooms since March 31, 1995, which installed room increase mitigated a decline in per-room revenues resulting from a relatively lower proportion of rooms receiving premium services in the current period. The Company had 261,995 and 228,683 free-to-guest rooms installed at March 31, 1996 and 1995, respectively.

OTHER REVENUE

     Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, decreased by $.3 million, in the first quarter of 1996 as compared to the same quarter of 1995; all of which decrease was due to lower television sales.





LodgeNet Entertainment Corporation             Page 9            March 31, 1996

EXPENSE ANALYSIS

DIRECT COSTS   The following table sets forth information in regard to the
Company's direct costs and gross profit margin for the quarter ending March 31 (dollar amounts in thousands):

                                    1966           1995
                                   ------        -------
          Direct costs:
           Guest Pay               $6,839        $3,824
           Free-to-guest            1,684         1,544
           Other revenue              591           802
                                   ------        ------
          Total direct cost        $9,114        $6,170
                                   ------        ------
                                   ------        ------

          Gross profit margin:
           Guest Pay                61.1%         63.6%
           Free-to-guest            21.5%         22.5%
           Other revenue             7.8%         10.8%
           Overall (composite)      55.3%         53.9%


     Guest Pay direct costs increased 78.8%, or $3.0 million, in the first quarter of 1996 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily: studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs increased from 36.4% in the first quarter of 1995 to 38.9% in the current quarter. The relative increase in Guest Pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures, substantially increased video game revenue in the Guest Pay revenue mix and increased hotel commissions; all in the current quarter as compared to the year-earlier quarter.

     Free-to-guest direct costs increased 9.1% to $1.7 million in the first quarter of 1996 from $1.5 million in the year-earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 78.5% from 77.5% in the year-earlier quarter. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted from higher costs for non-premium programming in the first quarter of 1996, in comparison to the same quarter in the prior year, and to a lesser extent to slightly higher proportion of non-premium programming in the mix of programming services delivered.

       Direct costs associated with other revenue decreased $211,000, in the first quarter of 1996 as compared to the same quarter of the prior year. This decrease is directly attributable to the decreased level of television sales discussed above. As a percentage of related revenues, such direct costs increased to 92.2% of other revenue in the current quarter versus 89.2% in the first quarter of 1995, reflecting the effect of increased equipment sales, which have relatively low margins, in the revenue mix for current period as compared to a year earlier.

      The Company's overall gross profit increased 55.8%, or $4.0 million, to $11.3 million in the first quarter of 1996 on a 52.1% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin improved to 55.3% in the current quarter, as compared to the year earlier 53.9%, primarily due to the relative increase in the proportion of Guest Pay revenues in the total revenue mix between the quarters.





LodgeNet Entertainment Corporation             Page 10            March 31, 1996

OPERATING EXPENSES The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):

                                          1996                1995
                                  -------------------  -------------------
                                           Percent of           Percent of
                                             Total                Total
                                   Amount   Revenues    Amount   Revenues
                                  -------- ----------  -------- ----------
   Guest Pay operations            $3,163       15.5%   $2,213       16.5%
   Selling and marketing              742        3.7%      511        3.8%
   General and administrative       2,107       10.3%    1,385       10.3%
   Depreciation and amortization    6,173       30.3%    3,858       28.8%
                                  -------               ------
    Total operating expenses      $12,185       59.8%   $7,967       59.5%
                                  -------               ------
                                  -------               ------

      Guest Pay operations expense increased 42.9%, or $950,000, from $2.2 million in the comparable quarter of the previous year. This increase is primarily attributable to the 46.7% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.83 per month in the current quarter as compared to $3.87 per month in the same quarter of 1995. The comparative decrease on a per-room basis was primarily the result of lower service, maintenance and support costs.

     Selling and marketing expenses increased 45.2%, or $231,000, from $511,000 in the year-earlier quarter. This increase reflects the effect of expanded marketing and promotional activities and an increase in the number of sales and marketing personnel. As a percentage of revenue, such expenses represented 3.7% of revenue in the current quarter as compared to 3.8% in the year earlier period.

      General and administrative expenses increased 52.1%, or $722,000, from $1.4 million in the same quarter a year earlier primarily reflecting higher legal and personnel-related costs. As a percentage of revenue, general and administrative expenses represented 10.3% of total revenue in both quarters.

      Depreciation and amortization expenses increased 60.0% to $6.2 million in the first quarter of 1996 from $3.9 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software; and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.

OPERATING LOSS The Company's operating loss, as a result of the factors previously discussed, increased to $(.9) million in the current quarter from $(.7) million in the same quarter of 1995.

INTEREST Interest expense increased to $1.9 million in the current quarter from $735,000 in the comparable quarter of 1995 due to increases in long-term debt to fund the Company's continuing expansion of its Guest Pay services business. Long-term debt increased from $32.3 million at March 31, 1995 to approximately $73.1 million at March 31, 1996, primarily reflecting the Company's issuance of $30 million, principal amount, of 11.5% Senior Subordinated Notes in two separate private placements during 1995, and borrowings under the Company's revolving credit facility. Average principal amount of long-term debt outstanding, during the quarter ended March 31, 1996, was approximately $68 million (at an average interest rate of approximately 10.7%) as compared to an average principal amount outstanding of approximately $29 million (at an average interest rate of approximately 10.0%) during the comparable period of 1995.

NET LOSS   For the reasons previously discussed, the Company's net loss increased to $(2.9) million in the first quarter of 1996 from a net loss of $(1.5) million in the same quarter a year earlier.





LodgeNet Entertainment Corporation             Page 11            March 31, 1996

EBITDA As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 68.4% to $5.2 million in the first quarter of 1996 as compared to $3.1 million in the first quarter of 1995. EBITDA as a percentage of total revenues was 25.7% in the current quarter as compared to 23.2% in the same quarter of 1995. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                              SEASONALITY

      The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and buy rates, among other factors. Typically, occupancy rates are higher during the second and first calendar quarters due to seasonal travel patterns. Buy rates are influenced by the relative popularity and selection of the movie titles available to the Company, the length of time programming is available and other factors.

            FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      On September 15, 1994, the Company issued $28 million, principal amount, of 9.95% Senior Notes to three insurance companies in a private placement. On April 13, 1995, the Company and the holders of the 9.95% Senior Notes amended the Note Purchase Agreement and concurrently the Company issued $5 million, principal amount, of 10.35% Senior Notes (the 9.95% Senior Notes and the 10.35% Senior Notes are collectively referred to as the "Senior Notes"), under the Note Purchase Agreement, in a private placement to certain holders of the 9.95% Senior Notes. The Senior Notes are unsecured and mature on August 1, 2003. Interest on the Senior Notes is fixed and is payable quarterly, and mandatory annual principal payments of $4.125 million commence August 1, 1996. The Senior Notes contain covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At March 31, 1996 the Company was in compliance with all such covenants.

     On August 9, 1995, the Company issued $20 million, principal amount, of 11.5% Senior Subordinated Notes due July 15, 2005 (the "Subordinated Notes") to three insurance companies in a private placement. On October 4, 1995, the Company issued an additional $10 million, principal amount, of such Subordinated Notes to the same purchasers and under identical terms and conditions. The Subordinated Notes are unsecured and bear interest at the fixed rate of 11.5%, payable semi-annually. Mandatory annual principal payments of $6 million commence July 15, 2001.

     Net proceeds of the August 9, 1995 issue of the Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $18.1 million, and were used to (i) repay $10.0 million outstanding under the Company's then existing revolving facility and (ii) provide funding for capital expenditures to expand the Company's Guest Pay services business. The net proceeds form the October 4, 1995 issue of Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $9.2 million and provided additional capital to fund the expansion of the Company's Guest Pay services business. The Subordinated Notes include covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At March 31, 1996 the Company was in compliance with all such covenants.

      The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the Subordinated Notes. Net proceeds attributable to the warrants were approximately $1.6 million and provided additional capital to fund the expansion of the Company's Guest Pay services business. Each






LodgeNet Entertainment Corporation             Page 12            March 31, 1996
warrant permits the holder to purchase one share of common stock at an exercise price of $7.00. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005.

      On March 11, 1996, the Company entered into the 1996 Revolving Facility with National Westminster Bank Plc and three other banks, replacing the Company's former revolving facility. The 1996 Revolving Facility is unsecured and amounts thereunder bear interest at either (i) LIBOR (London Interbank Offered Rate) plus from 2.00% to 2.625% or (ii) prime rate plus from 1.00% to 1.625%, both depending on the Company's total leverage, as defined in the agreement. The commitment under the 1996 Revolving Facility may be increased from $45 million to $60 million, subject to conditions precedent. The banks' commitment under the 1996 Revolving Facility is subject to a scheduled reduction of 15% beginning in June 1997 and annually thereafter as follows:
June 1998 - 20%, June 1999 - 20%, June 2000 - 20% and June  2001 - 25%. The
1996 Revolving Facility provides for the issuance of letters of credit, subject to customary terms and conditions, and includes terms and conditions which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances. As of March 31, 1996, the Company was in compliance with all such covenants. There was approximately $15.4 million outstanding under the 1996 Revolving Facility as of March 31, 1996.

      The growth of the Company's business requires substantial capital investment on a continuing basis to finance expansion of its lodging and multi-family residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $18.1 million during the three months ended March 31, 1996, and net cash provided by operating activities was approximately $1.6 million. Financing activities provided approximately $14.5 million, all of which was provided by borrowings under the 1996 Revolving Facility, during the three months ended March 31, 1996. Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $80 to $90 million during 1996, and principal and interest payments of approximately $4.3 and $7.5 million, respectively. The Company expects to incur capital expenditures of approximately $100 to $140 million in 1997. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending on the number of new contracts for services entered into by the Company, the costs of installations, the Company's actual experience as it enters the residential market and other factors.

      On April 16, 1996, the Company filed a registration statement with the Commission for a proposed offering of 3,000,000 shares (which excludes 450,000 shares which may be offered subject to an over-allotment agreement with the underwriters) of common stock. The Company believes that the net proceeds from this offering, together with its operating cash flows, working capital and the 1996 Revolving Facility will be sufficient to fund the Company's growth for the remainder of 1996. Depending on the Company's rate of growth, the Company intends to seek additional financing to fund its capital expenditures for 1997. The Company believes that such financing is available from a number of sources. However, if such financing should not be available at reasonable cost to the Company, the Company could modify its expansion plans and reduce its capital expenditures necessary for the installation of the Company's systems in the lodging and multi-family residential markets.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

      The Company adopted Statement 123 in 1996 and elected to continue to measure compensation cost in accordance with APB 25, as permitted under Statement 123, and to comply with the pro forma disclosure requirements thereof. Compliance with Statement 123 will have no impact on the Company's results of operations or financial position because the Company's stock option plans are fixed stock option plans, and therefore grants thereunder have no intrinsic value at the grant date under APB 25.





LodgeNet Entertainment Corporation             Page 13            March 31, 1996

      Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This statement will be applied prospectively, and requires that impairment losses on long-lived assets be recognized when the book value of the asset exceeds its expected undiscounted cash flows. The Company adopted Statement 121 as of January 1, 1996 and adoption at that time did not have a material impact on the Company's financial position or results of operations.














LodgeNet Entertainment Corporation             Page 14            March 31, 1996

                                   PART II


ITEM 1 -- LEGAL PROCEEDINGS

       As previously reported, on February 16, 1996 On Command Video Corporation filed a lawsuit in Federal District Court in Northern California asserting patent infringement by the Company. The complaint requests an unspecified amount of damages and injunctive relief. The Company has carefully reviewed the allegations of infringement and is of the opinion that the Company does not infringe on the patent and the allegations are without merit. The Company filed an answer and counterclaim to the lawsuit on April 17, 1996, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and intends to vigorously defend itself. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

      From time to time, the Company is subject to other litigation arising in the ordinary course of business. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect upon the Company's business or financial condition.


ITEM 2 -- CHANGES IN SECURITIES

       Not applicable.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

       Not applicable.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable


ITEM 5 -- OTHER INFORMATION

       None.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

       A.  EXHIBITS:

             Exhibit  11.1 - Statement  Regarding Computation of  Net Loss
                             Per Common Share.

       B.  REPORTS ON FORM 8-K:

             The Company filed no Reports on Form 8-K during the quarter ended March 31, 1996.





LodgeNet Entertainment Corporation             Page 15            March 31, 1996

                      LODGENET ENTERTAINMENT CORPORATION

                                  FORM 10-Q



                                 SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LODGENET ENTERTAINMENT CORPORATION
                               -----------------------------------------------
                                             (Registrant)



Date:  May 8, 1996                 / s /  TIM C. FLYNN
                               -----------------------------------------------
                                   Tim C. Flynn
                                   President and Chief Executive Officer
                                   (Principal  Executive Officer)




Date:  May 8, 1996                / s /  JEFFREY T. WEISNER
                               -----------------------------------------------
                                  Jeffrey T. Weisner
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)

















LodgeNet Entertainment Corporation             Page 16            March 31, 1996