Form 10-Q
period 1996-06-30
LODGENET ENTERTAINMENT CORP
filed 1996-08-12
CIK 911002

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                          FOR THE PERIOD ENDED JUNE 30, 1996


Commission File Number 0-22334


                          LODGENET ENTERTAINMENT CORPORATION
                       ----------------------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                                          46-0371161
- -------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


                808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
- --------------------------------------------------------------------------------
(Address of Principal Executive  Offices)                       (ZIP code)


                                   (605)  330-1330
                         -------------------------------
                           (Registrant's telephone number,
                                 including area code)


                                   (not applicable)
                -------------------------------------------------
                           (Former name, former address and
                  former fiscal year, if changed since last report)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

    At August 2, 1996, there were 11,039,733 shares outstanding of the Registrant's common stock, $.01 par value.

                          LODGENET ENTERTAINMENT CORPORATION

                                      Form 10-Q
                                        Index


                                                                          Page
                                                                          No.

PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Statements:

         Consolidated Balance Sheets as of  December 31, 1995
         and June 30, 1996 (unaudited))                                      3

         Consolidated Statements of Operations (unaudited) for
         the Three Months Ended June 30, 1995 and 1996.                      4

         Consolidated Statements of Operations (unaudited) for
         the Six Months Ended June 30, 1995 and 1996.                        5

         Consolidated Statements of Cash Flows (unaudited) for
         the Three Months Ended June 30, 1995 and 1996.                      6

         Notes to Consolidated Financial Statements.                         7

    Item 2 - Management's Discussion and Analysis of the Results
         of Operations.                                                      8


PART II.  OTHER INFORMATION

    Item 1 - Legal Proceedings.                                             19

    Item 2 - Changes in Securities.                                         19

    Item 3 - Defaults Upon Senior Securities.                               19

    Item 4 - Submission of Matters to a Vote of Security Holders.           19

    Item 5 - Other Information.                                             19

    Item 6 - Exhibits and Reports on Form 8-K.                              19


SIGNATURES                                                                  20



- --------------------
    As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its wholly-owned subsidiaries.

                          LODGENET ENTERTAINMENT CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                            (Dollar amounts in thousands)


                                                                          December 31,          June 30,
                                                                               1995               1996
                                                                          ------------        -----------
Assets                                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                  $2,252             $10,984
   Accounts receivable, net of allowance for doubtful accounts                11,355              15,231
   Prepaid expenses and other                                                  1,462               2,171
                                                                           ------------         ----------
      Total current assets                                                    15,069              28,386
                                                                           ------------         ----------

Property and equipment:
   Land, building and equipment                                                8,976              12,474
   Free-to-guest equipment                                                     5,068               5,088
   Guest Pay systems:
      Installed                                                              119,354             149,135
      System components                                                       13,468              20,036
      Software costs                                                           4,078               5,478
                                                                           ------------         ----------
         Total property and equipment                                        150,944             192,211
   Less - accumulated depreciation and amortization                          (42,838)            (55,443)
                                                                           ------------         ----------
      Property and equipment, net                                            108,106             136,768
                                                                           ------------         ----------

Debt issuance costs, net of accumulated amortization                           1,537               2,457
                                                                           ------------         ----------
                                                                            $124,712            $167,611
                                                                           ------------         ----------
                                                                           ------------         ----------

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                          $15,222             $17,233
   Current maturities of long-term debt                                        4,254               5,182
   Accrued expenses                                                            3,434               4,256
                                                                           ------------         ----------
      Total current liabilities                                               22,910              26,671
                                                                           ------------         ----------
Deferred revenue                                                               1,579               1,663
                                                                           ------------         ----------
Long-term debt                                                                57,497              58,147
                                                                           ------------         ----------


Stockholders' equity:
   Common stock, $.01 par value, 20 million shares authorized;
      7,352,113 and 11,039,733 shares outstanding at December 31,
      1995 and June 30, 1996, respectively                                        74                 110
   Additional paid-in capital                                                 71,234             115,869
   Accumulated deficit                                                       (28,582)            (34,849)
                                                                           ------------         ----------
      Total stockholders' equity                                              42,726              81,130
                                                                           ------------         ----------
                                                                            $124,712            $167,611
                                                                           ------------         ----------
                                                                           ------------         ----------


      The accompanying notes are an integral part of these consolidated balance sheets.

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollar amounts, except per share amounts, in thousands)


                                                    Three Months Ended
                                                         June 30,
                                                 -----------------------
                                                    1995          1996
                                                 -----------------------
Revenues:
   Guest Pay                                      $11,701       $19,979
   Free-to-guest                                    2,002         2,142
   Other                                              878         1,081
                                                 ----------    ----------
      Total revenues                               14,581        23,202
                                                 ----------    ----------

Direct costs:
   Guest Pay                                        4,318         7,944
   Free-to-guest                                    1,531         1,654
   Other                                              709           824
                                                 ----------    ----------
      Total direct costs                            6,558        10,422
                                                 ----------    ----------

Gross profit                                        8,023        12,780
                                                 ----------    ----------

Operating expenses:
   Guest Pay operations                             2,357         3,575
   Selling and marketing                              533           855
   General and administrative                       1,471         2,508
   Depreciation and amortization                    4,198         7,157
                                                 ----------    ----------
      Total operating expenses                      8,559        14,095
                                                 ----------    ----------

Operating loss                                       (536)       (1,315)

Interest expense                                      907         2,078
                                                 ----------    ----------

Loss before income taxes                           (1,443)       (3,393)
Provision for income taxes                             --             2
                                                 ----------    ----------

Net loss                                          $(1,443)      $(3,395)
                                                 ----------    ----------
                                                 ----------    ----------

Per common share:
   Net loss attributable to common stock           $(0.19)       $(0.38)
                                                 ----------    ----------
                                                 ----------    ----------

Weighted average shares outstanding             7,417,860     8,855,842
                                                 ----------    ----------
                                                 ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollar amounts, except per share amounts, in thousands)

                                                      Six Months Ended
                                                          June 30,
                                                -------------------------
                                                     1995          1996
                                                -----------   -----------
Revenues:
   Guest Pay                                       $22,201       $37,561
   Free-to-guest                                     3,995         4,287
   Other                                             1,777         1,722
                                                -----------   -----------
      Total revenues                                27,973        43,570
                                                -----------   -----------

Direct costs:
   Guest Pay                                         8,142        14,783
   Free-to-guest                                     3,075         3,338
   Other                                             1,511         1,415
                                                -----------   -----------
      Total direct costs                            12,728        19,536
                                                -----------   -----------

Gross profit                                        15,245        24,034
                                                -----------   -----------

Operating expenses:
   Guest Pay operations                              4,570         6,738
   Selling and marketing                             1,044         1,597
   General and administrative                        2,856         4,615
   Depreciation and amortization                     8,056        13,330
                                                -----------   -----------
      Total operating expenses                      16,526        26,280
                                                -----------   -----------

Operating loss                                      (1,281)       (2,246)

Interest expense                                     1,642         4,000
                                                -----------   -----------

Loss before income taxes                            (2,923)       (6,246)
Provision for income taxes                              --            22
                                                -----------   -----------

Net loss                                           $(2,923)      $(6,268)
                                                -----------   -----------
                                                -----------   -----------

Per common share:
   Net loss attributable to common stock            $(0.40)       $(0.77)
                                                -----------   -----------
                                                -----------   -----------

Weighted average shares outstanding              7,365,590     8,131,281
                                                -----------   -----------
                                                -----------   -----------



The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (Dollar amounts in thousands)




                                                                  Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                 1995          1996
                                                              ---------     ---------
Operating activities:
   Net loss                                                    $(2,923)      $(6,268)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                           8,056        13,330
         Change in operating assets and liabilities:
            Accounts receivable                                   (733)       (3,876)
            Prepaid expenses and other                            (448)         (709)
            Accounts payable                                     2,076         2,011
            Accrued expenses and deferred revenue                 (253)        1,882
                                                              ---------     ---------
Net cash provided by operating activities                        5,775         6,370
                                                              ---------     ---------

Investing activities:
   Property and equipment additions                            (19,961)      (41,743)
                                                              ---------     ---------
Net cash used for investing activities                         (19,961)      (41,743)
                                                              ---------     ---------

Financing activities:
   Proceeds from long-term debt                                  5,342           650
   Debt issuance costs                                            (498)       (1,169)
   Repayments of long-term debt                                    (36)          (48)
   Borrowings under revolving credit facility                    6,000        25,858
   Repayments of revolving credit facility                                   (25,858)
   Proceeds from issuance of common stock                                     44,635
   Stock option activity                                            32            36
                                                              ---------     ---------
Net cash provided by financing activities                       10,840        44,104
                                                              ---------     ---------

Effect of exchange rates on cash                                   (53)            1
                                                              ---------     ---------

Increase (decrease) in cash and cash equivalents                (3,399)        8,732

Cash and cash equivalents at beginning of period                 4,302         2,252

Cash and cash equivalents at end of period                        $903       $10,984
                                                              ---------     ---------
                                                              ---------     ---------

Supplemental cash flow information:
   Cash paid for interest                                       $1,492        $3,464
                                                              ---------     ---------
                                                              ---------     ---------





The accompanying notes are an integral part of these consolidated financial statements.

                          LODGENET ENTERTAINMENT CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

    The accompanying consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1995 and 1996, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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


Note 3 - Issuance of Common Stock

    On May 23, 1996, the Company sold 3,200,000 new shares of common stock at $13.00 per share in a public offering. On June 10, 1996, the Company sold an additional 480,000 new shares of common stock, representing the underwriters' exercise of their over-allotment option in accordance with the underwriting agreement. Net proceeds to the Company from these issuances, after deducting underwriters' commissions and other offering expenses, were approximately $44.6 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, approximately $25.9 million, and to provide working capital for the Company's expansion of its lodging and residential businesses.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-
LOOKING STATEMENTS.   THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) INCLUDED ELSEWHERE HEREIN, AND WITH THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1995, AS FILED WITH THE COMMISSION.

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

RESIDENTIAL SERVICES

    In February 1996, the Company entered into an exclusive contract with GE ResCom, a unit of General Electric Corporation, under which the Company will design, install and operate interactive cable television systems in large, multi-family residential complexes throughout the United States. This new business, which will be conducted by ResNet Communications, Inc., a wholly-owned subsidiary of the Company, is expected to have financial and technological requirements similar to those of the Company's lodging industry operations.
The operations of ResNet Communications, Inc. did not have a material effect on the consolidated results of the Company during the quarter ended June 30, 1996.

INSTALLED ROOM BASE

    During the three months ended June 30, 1996, the Company installed 35,407 new Guest Pay rooms, equipped 43,270 rooms with its Nintendo game system, and installed 4,155 free-to-guest rooms. From June 30, 1995 through June 30, 1996, the Company has installed 116,409 new Guest Pay rooms, equipped 131,517 rooms with its Nintendo game system, and installed 31,068 free-to-guest rooms; representing increases of 53.1%, 117.3% and 13.2%, respectively. The Company's base of installed rooms was comprised as follows at June 30:



                                              1996               1995
                                     -------------------    ---------------------
                                       Rooms        %        Rooms           %
                                     --------    -------    -------       -------
    Guest Pay rooms:
         Scheduled                     51,521     15.4%      61,625        28.1%
         On-demand                    284,102     84.6%     157,589        71.9%
                                     --------    -------    -------       -------
                                      335,623    100.0%     219,214       100.0%
                                     --------    -------    -------       -------
                                     --------    -------    -------       -------

    Nintendo game system rooms        243,658               112,141
                                     --------               -------
                                     --------               -------

    Free-to-guest rooms               266,150               235,082
                                     --------               -------
                                     --------               -------



                                RESULTS OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1996 AND 1995

REVENUE ANALYSIS

    The Company's total revenue for the second quarter of 1996 increased 59.1%, or $8.6 million, in comparison to the second quarter of 1995. The following table sets forth the components of the Company's revenue for the quarter ending June 30 (dollar amounts in thousands):


                                 1996                           1995
                        ------------------------      ------------------------
                                     Percent of                     Percent of
                                       Total                          Total
                         Amount       Revenues         Amount        Revenues
                        --------     ----------       --------       ---------
    Guest Pay           $19,979         86.1%         $11,701         80.2%
    Free-to-guest         2,142          9.2%           2,002         13.7%
    Other                 1,081          4.7%             878          6.0%
                        --------     ----------       --------       --------
    Total revenue       $23,202        100.0%         $14,581        100.0%
                        --------     ----------       --------       --------
                        --------     ----------       --------       --------



GUEST PAY REVENUE

    Guest Pay revenues increased 70.7%, or $8.3 million, in the second quarter of 1996 in comparison to the same quarter of 1995. This increase was the result of (i) a 51.3% increase in the average number of installed Guest Pay rooms, all of which installations were the Company's on-demand room technology, and (ii) a 12.9% increase in average monthly revenue per Guest Pay room.

    The following table sets forth information in regard to (i) average monthly revenue per installed Guest Pay room; and average movie buy rates, average movie prices, and average hotel occupancy rates for (ii) all Guest Pay rooms and
(iii) for on-demand Guest Pay rooms; each for the quarter ending June 30:

                                                        1996            1995
                                                      --------        --------
    Average monthly revenue per room:
       Movie revenue                                   $18.47          $16.70
       Video game/information service                    2.80            2.14
                                                       --------        --------
           Total per Guest Pay room                    $21.27          $18.84
                                                       --------        --------
                                                       --------        --------

    For all Guest Pay rooms:
       Average movie buy rates                           10.4%            9.5%
       Average movie price                               $8.24           $8.29
       Average hotel occupancy rate                      72.8%           71.6%

    For on-demand Guest Pay rooms:
       Average movie buy rates                           11.1%           10.6%
       Average movie price                               $8.27           $8.36
       Average hotel occupancy rate                      73.4%           72.2%


     Average movie revenue per room, for all Guest Pay rooms, was favorably impacted by a combination of higher average buy rates and higher average occupancy rates, both in comparison to the year earlier quarter; and by the comparative increase in the proportion of on-demand rooms; all of which combined to more than offset the effect of lower average movie prices. The comparative increase in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier period. Movie prices in certain Guest Pay rooms were increased effective February 1, 1995. The Company's movie prices are generally $7.95 or $8.95.The decline in average movie prices is the result of an increase in the proportion of limited service hotel rooms, in which movie prices are generally $7.95.

     Average video game and information service revenue per room, for all Guest Pay rooms, increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.19 and $1.60 during the quarters ended June 30, 1996 and 1995, respectively. The Company had installed its video game service in 243,658 and 112,141 Guest Pay rooms as of June 30, 1996 and 1995, respectively.

FREE-TO-GUEST REVENUE

      Free-to-guest revenues increased 7.0%, or $140,000, in the second quarter of 1996 as compared to the same quarter of 1995. The comparative increase in revenues resulted from the 13.2% increase in the number of installed free-to-guest rooms since June 30, 1995, which installed room increase mitigated a decline in per-room revenues resulting from a relatively lower proportion of rooms receiving premium services in the current period. The Company had 266,150 and 235,082 free-to-guest rooms installed at June 30, 1996 and 1995, respectively.

OTHER REVENUE

     Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $203,000, or 23.1%, in the second quarter of 1996 as compared to the same quarter of 1995. The comparative revenue increase was primarily attributable to increased sales of equipment and service parts, which offset lower television sales.

EXPENSE ANALYSIS

DIRECT COSTS   The following table sets forth information in regard to the
Company's direct costs and gross profit margin for the quarter ending June 30 (dollar amounts in thousands):

                                                    1966              1995
                                                  ---------         --------
     Direct costs:
        Guest Pay                                   $7,944           $4,318
        Free-to-guest                                1,654            1,531
        Other revenue                                  824              709
                                                  ---------         --------
     Total direct costs                            $10,422           $6,558
                                                  ---------         --------
                                                  ---------         --------

     Gross profit margin:
        Guest Pay                                    60.2%            63.1%
        Free-to-guest                                22.8%            23.5%
        Other revenue                                23.8%            19.2%
        Overall (composite)                          55.1%            55.0%


     Guest Pay direct costs increased 84.0%, or $3.6 million, in the second quarter of 1996 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily: studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such
direct costs tend to vary more or less directly with revenue.   As a percentage
of revenue, such costs increased from 36.9% in the second quarter of 1995 to 39.8% in the current quarter. The relative increase in Guest Pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures and the cost-related effect of substantially increased video game revenue in the Guest Pay revenue mix; all in the current quarter as compared to the year-earlier quarter.

     Free-to-guest direct costs increased 8.0% to $1.7 million in the second quarter of 1996 from $1.5 million in the year-earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 77.2% from 76.5% in the year-earlier quarter. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted from higher costs for both premium and non-premium programming in the second quarter of 1996, in comparison to the same quarter in the prior year, and to a lesser extent to slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue increased $115,000, in the second quarter of 1996 as compared to the same quarter of the prior year. As a percentage of related revenues, such direct costs decreased to 76.2% of other revenue in the current quarter versus 80.8% in the second quarter of 1995, reflecting the effect of the increased equipment and service part sales, previously discussed, which have relatively higher margins than the other sources of other revenue.

     The Company's overall gross profit increased 59.3%, or $4.8 million, to $12.8 million in the second quarter of 1996 on a 59.1% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 55.1% in the current quarter, as compared to the year earlier 55.0%.

OPERATING EXPENSES       The following table sets forth information in regard to
the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):

                                            1996                1995
                                    --------------------  -------------------
                                              Percent of           Percent of
                                                Total                Total
                                      Amount   Revenues   Amount    Revenues
                                    --------  ----------  -------  ----------
     Guest Pay operations             $3,575     15.4%     $2,357     16.2%
     Selling and marketing               855      3.7%        533      3.7%
     General and administrative        2,508     10.8%      1,471     10.1%
     Depreciation and amortization     7,157     30.8%      4,198     28.8%
                                    --------              -------
        Total operating expenses     $14,095     60.7%     $8,559     58.7%
                                    --------              -------
                                    --------              -------



     Guest Pay operations expense increased 51.7%, or $1.2 million, from $2.4 million in the comparable quarter of the previous year. This increase is primarily attributable to the 51.3% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.83 per month in the current quarter as compared to $3.80 per month in the same quarter of 1995. The slight comparative increase on a per-room basis was primarily the result of higher maintenance, service and support expenses.

     Selling and marketing expenses increased 60.4%, or $322,000, from $533,000 in the year-earlier quarter. This increase reflects the effect of expanded marketing and promotional activities and an increase in the number of sales and marketing personnel. As a percentage of revenue, such expenses represented 3.7% of revenue in both the current and the year earlier quarter.

     General and administrative expenses increased 70.5%, or $1.0 million, from $1.5 million in the same quarter a year earlier primarily reflecting higher
legal and personnel-related costs.    As a percentage of revenue, general and
administrative expenses represented 10.8% of total revenue in the current quarter as compared to 10.1% a year earlier.

     Depreciation and amortization expenses increased 70.5% to $7.2 million in the second quarter of 1996 from $4.2 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software; and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.

OPERATING LOSS      The Company's operating loss, as a result of the factors
previously discussed, increased to $(1.3) million in the current quarter from $(.5) million in the same quarter of 1995.

INTEREST            Interest expense increased to $2.1 million in the current
quarter from $907,000 in the comparable quarter of 1995 due to increases in long-term debt to fund the Company's continuing expansion of its Guest Pay services business. Long-term debt increased from $39.2 million at June 30, 1995 to $58.1 million at June 30, 1996, primarily reflecting the Company's issuance of $30 million, principal amount, of 11.5% Senior Subordinated Notes in two separate private placements during 1995. Average principal amount of long-term debt outstanding, during the quarter ended June 30, 1996, was approximately $73 million (at an average interest rate of approximately 10.6%) as compared to an average principal amount outstanding of approximately $37 million (at an average interest rate of approximately 10.0%) during the comparable period of 1995.

NET LOSS            For the reasons previously discussed, the Company's net loss increased to $(3.4) million in the second quarter of 1996 from a net loss of $(1.4) million in the same quarter a year earlier.

EBITDA              As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 59.5% to $5.8 million in the second quarter of 1996 as compared to $3.7 million in the second quarter of 1995. EBITDA as a percentage of total revenues was 25.2% in the current quarter as compared to 25.1% in the same quarter of 1995. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.


                                RESULTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995

REVENUE ANALYSIS

     The Company's total revenue for the second six months of 1996 increased 55.8%, or $15.6 million, in comparison to the second six months of 1995. The following table sets forth the components of the Company's revenue for the six months ending June 30 (dollar amounts in thousands):


                                 1996                     1995
                         ---------------------    ---------------------
                                    Percent of               Percent of
                                      Total                    Total
                          Amount     Revenues      Amount     Revenues
                         -------     ---------    -------     ---------
     Guest Pay           $37,561      86.2%       $22,201      79.4%
     Free-to-guest         4,287       9.8%         3,995      14.3%
     Other                 1,722       4.0%         1,777       6.4%
                         -------     ---------    -------     ---------
     Total revenue       $43,570     100.0%       $27,973     100.0%
                         -------     ---------    -------     ---------
                         -------     ---------    -------     ---------


GUEST PAY REVENUE

     Guest Pay revenues increased 69.2%, or $15.4 million, in the second six months of 1996 in comparison to the same six months of 1995. This increase was the result of (i) a 49.1% increase in the average number of installed Guest Pay rooms, all of which installations were the Company's on-demand room technology, and (ii) an 11.3% increase in average monthly revenue per Guest Pay room.

     The following table sets forth information in regard to (i) average monthly revenue per installed Guest Pay room; and average movie buy rates, average movie prices, and average hotel occupancy rates for (ii) all Guest Pay rooms and
(iii) for on-demand Guest Pay rooms; each for the six months ending June 30:

                                                    1996     1995
                                                 --------  --------
     Average monthly revenue per room:
        Movie revenue                             $18.12    $16.67
        Video game/information service              2.59      1.94
                                                 --------  --------
            Total per Guest Pay room              $20.71    $18.61
                                                 --------  --------
                                                 --------  --------

     For all Guest Pay rooms:
        Average movie buy rates                    10.9%     10.1%
        Average movie price                        $8.30     $8.24
        Average hotel occupancy rate               69.5%     68.6%

     For on-demand Guest Pay rooms:
        Average movie buy rates                    11.7%     11.3%
        Average movie price                        $8.33     $8.31
        Average hotel occupancy rate               70.4%     69.9%

     Average movie revenue per room, for all Guest Pay rooms, was favorably impacted by a combination of higher average buy rates, higher average movie prices, and higher average occupancies, all in comparison to the year earlier six months; and by the comparative increase in the proportion of on-demand rooms. It has been the Company's experience that buy rates are higher in rooms featuring the on-demand service than in those with the scheduled service. The comparative increase in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in the current six months as compared to the year earlier period. Movie prices in certain Guest Pay rooms were increased effective February 1, 1995. The Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room, for all Guest Pay rooms, increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $1.99 and $1.44 during the six months ended June 30, 1996 and 1995, respectively.

FREE-TO-GUEST REVENUE

      Free-to-guest revenues increased 7.3%, or $292,000, in the second six months of 1996 as compared to the same six months of 1995. The comparative increase in revenues resulted from the 13.2% increase in the number of installed free-to-guest rooms since June 30, 1995, which installed room increase mitigated a decline in per-room revenues resulting from a relatively lower proportion of rooms receiving premium services in the current period.

OTHER REVENUE

     Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, decreased by $55,000, in the second six months of 1996 as compared to the same six months of 1995; all of which decrease was due to lower television sales.

EXPENSE ANALYSIS

DIRECT COSTS             The following table sets forth information in regard to
the Company's direct costs and gross profit margin for the six months ending June 30 (dollar amounts in thousands):

                                 1966         1995
                             ---------      ---------
Direct costs:
   Guest Pay                  $14,783         $8,142
   Free-to-guest                3,338          3,075
   Other revenue                1,415          1,511
                             ---------      ---------
Total direct costs            $19,536        $12,728
                             ---------      ---------
                             ---------      ---------

Gross profit margin:
   Guest Pay                    60.6%          63.3%
   Free-to-guest                22.1%          23.0%
   Other revenue                17.8%          15.0%
   Overall (composite)          55.2%          54.5%


     Guest Pay direct costs increased 81.6%, or $6.6 million, in the first six months of 1996 as compared to the year earlier six months. Since Guest Pay direct costs (primarily: studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such
direct costs tend to vary more or less directly with revenue.   As a percentage
of revenue, such costs increased from 36.7% in the first six months of 1995 to 39.4% in the current six months. The relative increase in Guest Pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures, substantially increased video game revenue in the Guest Pay revenue mix and to a lesser extent, increased hotel commissions; all in the current six months as compared to the year-earlier six months.

     Free-to-guest direct costs increased 8.6% to $3.3 million in the second six months of 1996 from $13.1 million in the year-earlier six months. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 77.9% from 77.0% in the year-earlier six months. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted primarily from higher costs for non-premium programming in the second six months of 1996, in comparison to the same six months in the prior year, and to a lesser extent to slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue decreased $55,000, in the second six months of 1996 as compared to the same six months of the prior year. This decrease is directly attributable to the decreased level of television sales discussed above. As a percentage of related revenues, such direct costs decreased to 82.2% of other revenue in the current six months versus 85.0% in the second six months of 1995, reflecting the effect of decreased television sales.

     The Company's overall gross profit increased 57.7%, or $8.8 million, to $24.0 million in the first six months of 1996 on a 55.8% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin improved to 55.2% in the current six months, as compared to the year earlier 54.5%, primarily due to the relative increase in the proportion of Guest Pay revenues in the total revenue mix between the six months.

OPERATING EXPENSES            The following table sets forth information in
regard to the Company's operating expenses for the six months ending June 30 (dollar amounts in thousands):

                                            1996                   1995
                                    ---------------------  ---------------------
                                               Percent of             Percent of
                                                 Total                  Total
                                     Amount     Revenues    Amount     Revenues
                                    ---------  ----------  ---------  ----------
     Guest Pay operations             $6,738      15.5%      $4,570     16.3%
     Selling and marketing             1,597       3.7%       1,044      3.7%
     General and administrative        4,615      10.6%       2,856     10.2%
     Depreciation and amortization    13,330      30.6%       8,056     28.8%
                                    ---------              ---------
        Total operating expenses     $26,280      60.3%     $16,526     59.1%
                                    ---------              ---------
                                    ---------              ---------



     Guest Pay operations expense increased 47.4%, or $2.2 million, from $4.6 million in the comparable six months of the previous year. This increase is primarily attributable to the 49.1% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier six months. Per average installed Guest Pay room, such expenses averaged $3.83 per month in both the current six months and the comparable period of 1995.

     Selling and marketing expenses increased 53.0%, or $.6 million, from $1.0 million in the year-earlier six months. This increase reflects the effect of expanded marketing and promotional activities and an increase in the number of sales and marketing personnel. As a percentage of revenue, such expenses represented 3.7% of revenue in both six-month periods.

     General and administrative expenses increased 61.6%, or $1.8 million, from $2.9 million in the same six months a year earlier, primarily reflecting higher
legal and personnel-related costs.    As a percentage of revenue, general and
administrative expenses represented 10.6% of total revenue in the current six months as compared to 10.2% in the year earlier period.

     Depreciation and amortization expenses increased 65.5% to $13.3 million in the first six months of 1996 from $8.1 million in the year earlier six months. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software; and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier six months.

OPERATING LOSS      The Company's operating loss, as a result of the factors
previously discussed, increased to $(2.2) million in the current six months from $(1.3) million in the same six months of 1995.

INTEREST            Interest expense increased to $4.0 million in the current
six months from $1.6 million in the comparable six months of 1995 due to increases in long-term debt to fund the Company's continuing expansion of its Guest Pay services business. Long-term debt increased from $39.2 million at June 30, 1995 to $58.1 million at June 30, 1996, primarily reflecting the Company's issuance of $30 million, principal amount, of 11.5% Senior Subordinated Notes in two separate private placements during 1995. Average principal amount of long-term debt outstanding, during the six months ended June 30, 1996, was approximately $71 million (at an average interest rate of approximately 10.6%) as compared to an average principal amount outstanding of approximately $36 million (at an average interest rate of approximately 10.0%) during the comparable period of 1995.

NET LOSS            For the reasons previously discussed, the Company's net loss increased to $(6.3) million in the second six months of 1996 from a net loss of $(2.9) million in the same six months a year earlier.

EBITDA              As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 63.6% to $11.1 million in the first six months of 1996 as compared to $6.8 million in the first six months of 1995. EBITDA as a percentage of total revenues was 25.4% in the current six months as compared to 24.2% in the same six months of 1995.

                                     SEASONALITY

     The Company's operating results are subject to fluctuation depending upon hotel occupancy rates and buy rates, among other factors. Typically, occupancy rates are higher during the second and second calendar six months due to seasonal travel patterns. Buy rates are influenced by the relative popularity and selection of the movie titles available to the Company, the length of time programming is available and other factors.


                 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     On September 15, 1994, the Company issued $28 million, principal amount, of 9.95% Senior Notes to three insurance companies in a private placement. On April 13, 1995, the Company and the holders of the 9.95% Senior Notes amended the Note Purchase Agreement and concurrently the Company issued $5 million, principal amount, of 10.35% Senior Notes (the 9.95% Senior Notes and the 10.35% Senior Notes are collectively referred to as the "Senior Notes"), under the Note Purchase Agreement, in a private placement to certain holders of the 9.95% Senior Notes. The Senior Notes are unsecured and mature on August 1, 2003. Interest on the Senior Notes is fixed and is payable six monthly, and mandatory annual principal payments of $4.125 million commence August 1, 1996. The Senior Notes contain covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At June 30, 1996 the Company was in compliance with all such covenants.

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

     Net proceeds of the August 9, 1995 issue of the Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $18.1 million, and were used to (i) repay $10.0 million outstanding under the Company's then existing revolving facility and (ii) provide funding for capital expenditures to expand the Company's Guest Pay services business. The net proceeds form the October 4, 1995 issue of Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $9.2 million and provided additional capital to fund the expansion of the Company's Guest Pay services business. The Subordinated Notes include covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At June 30, 1996 the Company was in compliance with all such covenants.

     The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the Subordinated Notes. Net proceeds attributable to the warrants were approximately $1.6 million and provided additional capital to fund the expansion of the Company's Guest Pay services business. Each warrant permits the holder to purchase one share of common stock at an exercise price of $7.00. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005.

     On March 11, 1996, the Company entered into the 1996 Revolving Facility with National Westminster Bank Plc and three other banks, under which the Company may borrow up to $45 million. The 1996 Revolving Facility is unsecured and amounts thereunder bear interest at either (i) LIBOR (London Interbank Offered Rate) plus from 2.00% to 2.625% or (ii) prime rate plus from 1.00% to 1.625%, both depending on the Company's total leverage, as defined in the agreement. The commitment under the 1996 Revolving Facility may be increased from $45 million to $60 million, subject to conditions precedent. The banks' commitment under the 1996 Revolving Facility is subject to a scheduled reduction of 15% beginning in June 1997 and annually thereafter as follows: June 1998 - 20%, June 1999 - 20%, June 2000 - 20% and June 2001 - 25%. The 1996 Revolving Facility provides for the issuance of letters of credit, subject to customary terms and conditions, and includes terms and conditions which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances. As of June 30, 1996, the Company was in compliance with all such covenants. There were no amounts outstanding under the 1996 Revolving Facility as of June 30, 1996.

     On May 23, 1996 the Company sold 3,680,000 new shares of common stock (including 480,000 shares representing the exercise of the underwriters' over-allotment option) at a price of $13.00 per share in a public offering. Net proceeds to the Company from the sales of such shares, after underwriters' commissions and other expenses related to the sale, were approximately $44.6 million. Such proceeds were used to repay amounts then outstanding under the 1996 Revolving Facility, approximately $25.9 million, and to provide working capital for the continuing expansion of the Company's lodging and residential businesses

     The growth of the Company's business requires substantial capital investment on a continuing basis to finance expansion of its lodging and multi-family residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $41.7 million during the six months ended June 30, 1996, and net cash provided by operating activities was approximately $6.3 million. Financing activities provided approximately $44.2 million. Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $42.5 to 52.5 during the remainder of 1996, and principal and interest payments of approximately $4.3 and $4.3 million, respectively. The Company expects to incur capital expenditures of approximately $100 to $140 million in 1997. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending on the number of new contracts for services entered into by the Company, the costs of installations, the Company's actual experience as it enters the residential market and other factors.

     The Company believes that the net proceeds from the May 23, 1996 sale of common stock, together with its operating cash flows, working capital and the 1996 Revolving Facility will be sufficient to fund the Company's growth for the remainder of 1996. Depending on the Company's rate of growth, the Company intends to seek additional financing to fund its capital expenditures for 1997. The Company believes that such financing is available from a number of sources. However, if such financing should not be available at reasonable cost to the Company, the Company could modify its expansion plans and reduce its capital expenditures necessary for the installation of the Company's systems in the lodging and multi-family residential markets.

                                       PART II


ITEM 1 -- LEGAL PROCEEDINGS

      As previously reported, on February 16, 1995 On Command Video Corporation filed a lawsuit in Federal District Court in Northern California asserting patent infringement by the Company. The complaint requests an unspecified amount of damages and injunctive relief. The Company has carefully reviewed the allegations of infringement and is of the opinion that the Company does not infringe on the patent and the allegations are without merit. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and intends to vigorously defend itself. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company (the "Meeting") was held on May 8, 1996, at which Meeting management's nominees for directors were elected, without opposition, pursuant to a solicitation in accordance with Regulation 14 of the Securities Exchange Act of 1934, as amended.

     Also at such Meeting, the Stockholders of the Company ratified and approved an amendment of the Company's 1993 Stock Option Plan (the "Plan") to (i) increase from 500,000 to 1,000,000 the number of shares available for issuance upon exercise of stock options granted under the Plan and (ii) provide that each non-employee director shall automatically receive a grant of an option to purchase 6,000 shares upon initial election and an additional grant of 6,000 shares on each anniversary of such election during the term of service. The proposed amendment was ratified and approved by the affirmative votes of 4,700,779 shares. Negative votes were 246,912, and 1,879,628 votes were withheld.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.    EXHIBITS:

               Exhibit 11.1 - Statement Regarding Computation of Net Loss Per Common Share.

     b.   REPORTS ON FORM 8-K:

               The Company filed no Reports on Form 8 - K during the six months ended June 30, 1996.

                          LODGENET ENTERTAINMENT CORPORATION

                                      FORM 10-Q



                                      SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LODGENET ENTERTAINMENT CORPORATION
                         --------------------------------------------------
                                        (Registrant)



Date:  May 9, 1996            / S /  TIM C. FLYNN
                         --------------------------------------------------
                              Tim C. Flynn
                              President and Chief Executive Officer
                              (Principal  Executive Officer)




Date:  May 9, 1996            / S /  JEFFREY T. WEISNER
                         --------------------------------------------------
                              Jeffrey T. Weisner
                              Vice President - Finance
                              (Principal Financial and Accounting Officer)