Form 10-Q
period 1996-09-30
LODGENET ENTERTAINMENT CORP
filed 1996-11-12
CIK 911002

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE PERIOD ENDED SEPTEMBER 30, 1996

Commission File Number 0-22334


                      LODGENET ENTERTAINMENT CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                     46-0371161
     -------------------------------                 --------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number    )


             808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
             ------------------------------------------------------
            (Address of Principal Executive Offices)     (ZIP code)


                                (605)  330-1330
                       -------------------------------
                       (Registrant's telephone number,
                              including area code)


                                (not applicable)
              ------------------------------------------------
                       (Former name, former address and
              former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .
                                                    -----     -----

     At November 1, 1996, there were 11,045,369 shares outstanding of the Registrant's common stock, $.01 par value.

                      LODGENET ENTERTAINMENT CORPORATION

                                 Form 10-Q
                                   Index


                                                                      Page
                                                                       No.

PART I.  FINANCIAL INFORMATION

     Item 1 -- Financial Statements:

          Consolidated Balance Sheets as of  December 31, 1995
          and September 30, 1996 (unaudited))                            3

          Consolidated Statements of Operations (unaudited) for
          the Three Months Ended September 30, 1995 and 1996.            4

          Consolidated Statements of Operations (unaudited) for
          the Nine Months Ended September 30, 1995 and 1996.             5

          Consolidated Statements of Cash Flows (unaudited) for
          the Nine Months Ended September 30, 1995 and 1996.             6

          Notes to Consolidated Financial Statements.                    7

     Item 2 -- Management's Discussion and Analysis of the Results
          of Operations.                                                 9


PART II.  OTHER INFORMATION

     Item 1 -- Legal Proceedings.                                       20

     Item 2 -- Changes in Securities.                                   20

     Item 3 -- Defaults Upon Senior Securities.                         20

     Item 4 -- Submission of Matters to a Vote of Security Holders.     20

     Item 5 -- Other Information.                                       20

     Item 6 -- Exhibits and Reports on Form 8-K.                        22


SIGNATURES                                                              23

-----------
    As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

LodgeNet Entertainment Corporation   Page 2               September 30, 1996

                                  PART I - FINANCIAL INFORMATION

                                LODGENET ENTERTAINMENT CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                  (Dollar amounts in thousands)


                                                                                           December 31,           September 30,
                                                                                              1995                    1996
                                                                                       --------------------    --------------------
                                           Assets                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                                         $2,252                  $2,083
   Accounts receivable, net of allowance for doubtful accounts                                       11,355                  17,729
   Prepaid expenses and other                                                                         1,462                   2,634
                                                                                       --------------------    --------------------
      Total current assets                                                                           15,069                  22,446
                                                                                       --------------------    --------------------
Property and equipment:
   Land, building and equipment                                                                       8,976                  14,361
   Free-to-guest equipment                                                                            5,068                   6,353
   Cable television equipment                                                                             0                   3,445
   Guest Pay systems:
      Installed                                                                                     119,354                 160,890
      System components                                                                              13,468                  18,895
      Software costs                                                                                  4,078                   5,886
                                                                                       --------------------    --------------------
         Total property and equipment                                                               150,944                 209,830
   Less - accumulated depreciation and amortization                                                 (42,838)                (61,111)
                                                                                       --------------------    --------------------
      Property and equipment, net                                                                   108,106                 148,719
                                                                                       --------------------    --------------------

Debt issuance costs, net of accumulated amortization                                                  1,537                   2,308
                                                                                       --------------------    --------------------
Other assets, net                                                                                         0                     895
                                                                                       --------------------    --------------------
                                                                                                   $124,712                $174,368
                                                                                       --------------------    --------------------
                                                                                       --------------------    --------------------


                         Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                                 $15,222                 $19,347
   Current maturities of long-term debt                                                               4,254                   4,479
   Accrued expenses                                                                                   3,434                   4,367
                                                                                       --------------------    --------------------
      Total current liabilities                                                                      22,910                  28,193
                                                                                       --------------------    --------------------
Deferred revenue                                                                                      1,579                   3,052
                                                                                       --------------------    --------------------
Long-term debt                                                                                       57,497                  63,847
                                                                                       --------------------    --------------------

Stockholders' equity:
   Common stock, $.01 par value, 20 million shares authorized;
      7,352,113 and 11,045,369 shares outstanding at December 31,
      1995 and September 30, 1996, respectively                                                          74                     110
   Additional paid-in capital                                                                        71,234                 115,874
   Accumulated deficit                                                                              (28,582)                (36,708)
                                                                                       --------------------    --------------------
      Total stockholders' equity                                                                     42,726                  79,276
                                                                                       --------------------    --------------------
                                                                                                   $124,712                $174,368
                                                                                       --------------------    --------------------
                                                                                       --------------------    --------------------


                    The accompanying notes are an integral part of these
                             consolidated balance sheets.
LodgeNet Entertainment Corporation        Page 3             September 30, 1996

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollar amounts, except per share amounts, in thousands)



                                                                                                       Three Months Ended
                                                                                                         September 30,
                                                                                                ---------------------------------
                                                                                                      1995                 1996
                                                                                                ---------------------------------
Revenues:
   Guest Pay                                                                                        $14,196               $23,349
   Free-to-guest                                                                                      2,038                 2,422
   Other                                                                                              1,180                 1,345
                                                                                                -----------             ---------
      Total revenues                                                                                 17,414                27,116
                                                                                                -----------             ---------

Direct costs:
   Guest Pay                                                                                          5,369                 9,655
   Free-to-guest                                                                                      1,498                 1,862
   Other                                                                                              1,063                 1,174
                                                                                                -----------             ---------
      Total direct costs                                                                              7,930                12,691
                                                                                                -----------             ---------

Gross profit                                                                                          9,484                14,425
                                                                                                -----------             ---------

Operating expenses:
   Guest Pay operations                                                                               2,522                 3,876
   Selling and marketing                                                                                459                   545
   General and administrative                                                                         1,740                 2,523
   Depreciation and amortization                                                                      4,827                 7,560
                                                                                                -----------             ---------
      Total operating expenses                                                                        9,548                14,504
                                                                                                -----------             ---------

Operating loss                                                                                          (64)                  (79)

Interest expense                                                                                      1,228                 1,769
                                                                                                -----------             ---------

Loss before income taxes                                                                             (1,292)               (1,848)
Provision for income taxes                                                                               --                     9
                                                                                                -----------             ---------

Net loss                                                                                            $(1,292)              $(1,857)
                                                                                                -----------             ----------
                                                                                                -----------             ----------

Per common share:
   Net loss attributable to common stock                                                             $(0.17)                $(0.17)
                                                                                                -----------             -----------
                                                                                                -----------             -----------

Weighted average shares outstanding                                                               7,396,151              11,093,655
                                                                                                -----------             -----------
                                                                                                -----------             -----------


                 The accompanying notes are an integral part of these
                        consolidated financial statements.

LodgeNet Entertainment Corporation    Page 4              September 30, 1996

                              LODGENET ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Dollar amounts, except per share amounts, in thousands)


                                                                                                        Nine Months Ended
                                                                                                         September 30,
                                                                                                --------------------------------
                                                                                                      1995            1996
                                                                                                --------------------------------
Revenues:
   Guest Pay                                                                                       $36,397            $60,912
   Free-to-guest                                                                                     6,033              6,709
   Other                                                                                             2,957              3,068
                                                                                                ----------           -----------
      Total revenues                                                                                45,387             70,689
                                                                                                ----------           -----------
Direct costs:
   Guest Pay                                                                                        13,511             24,438
   Free-to-guest                                                                                     4,573              5,200
   Other                                                                                             2,574              2,591
                                                                                                ----------           -----------
      Total direct costs                                                                            20,658             32,229
                                                                                                ----------           -----------
Gross profit                                                                                        24,729             38,460
                                                                                                ----------           -----------

Operating expenses:
   Guest Pay operations                                                                              7,092             10,614
   Selling and marketing                                                                             1,503              2,105
   General and administrative                                                                        4,596              7,175
   Depreciation and amortization                                                                    12,883             20,891
                                                                                                -----------          -----------
      Total operating expenses                                                                      26,074             40,785
                                                                                                ----------           -----------

Operating loss                                                                                      (1,345)            (2,325)

Interest expense                                                                                     2,870              5,769
                                                                                                -----------          -----------

Loss before income taxes                                                                            (4,215)            (8,094)
Provision for income taxes                                                                              --                 31
                                                                                                -----------          -----------

Net loss                                                                                           $(4,215)            $(8,125)
                                                                                                -----------          -----------
                                                                                                -----------          -----------
Per common share:
   Net loss attributable to common stock                                                            $(0.57)             $(0.89)
                                                                                                -----------          -----------
                                                                                                -----------          -----------

Weighted average shares outstanding                                                              7,375,866           9,125,970
                                                                                                -----------          -----------
                                                                                                -----------          -----------


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

LodgeNet Entertainment Corporation           Page 5          September 30, 1996

                                 LODGENET ENTERTAINMENT CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Dollar amounts in thousands)


                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                --------------------------------
                                                                                                    1995                 1996
                                                                                                --------------------------------
Operating activities:
   Net loss                                                                                       $(4,215)           $(8,125)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                                                             12,883             20,891
         Change in operating assets and liabilities:
            Accounts receivable                                                                    (3,622)            (6,374)
            Prepaid expenses and other                                                               (547)            (2,067)
            Accounts payable                                                                        4,817              4,125
            Accrued expenses and deferred revenue                                                     664              2,406
                                                                                                -----------          ----------
Net cash provided by operating activities                                                           9,980             10,856
                                                                                                -----------          ----------

Investing activities:
   Property and equipment additions                                                               (34,383)           (61,106)
                                                                                                -----------          ----------
Net cash used for investing activities                                                            (34,383)           (61,106)

Financing activities:
   Proceeds from long-term debt                                                                    24,294                901
   Debt issuance costs                                                                             (1,072)            (1,169)
   Repayments of long-term debt                                                                      (139)            (4,327)
   Borrowings under revolving credit facility                                                      10,000             35,858
   Repayments of revolving credit facility                                                        (10,000)           (25,858)
   Proceeds from issuance of common stock                                                              --             44,635
   Proceeds from issuance of common stock warrants                                                  1,095                 --
   Stock option activity                                                                               41                 42
                                                                                                -----------          ----------
Net cash provided by financing activities                                                          24,219             50,082
                                                                                                -----------          ----------

Effect of exchange rates on cash                                                                      135                 (1)
                                                                                                -----------          ----------

Increase (decrease) in cash and cash equivalents                                                      (49)              (169)

Cash and cash equivalents at beginning of period                                                    4,302              2,252
                                                                                                -----------          ----------

Cash and cash equivalents at end of period                                                         $4,253             $2,083
                                                                                                -----------          ----------
                                                                                                -----------          ----------

Supplemental cash flow information:
   Cash paid for interest                                                                          $2,463              $6,246
                                                                                                -----------          ----------
                                                                                                -----------          ----------

                       The accompanying notes are an integral part of these
                               consolidated financial statements.

LodgeNet Entertainment Corporation           Page 6          September 30, 1996

                                LODGENET ENTERTAINMENT CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1995 and 1996, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


Note 2 -- Net Loss Per Common Share

     The net loss per common share was computed using the weighted average number of shares outstanding and, where applicable, outstanding warrants and options.


Note 3 -- Issuance of Common Stock

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


Note 4 -- Subsequent Event - Sale of Equity Interest in Subsidiary

     On October 21, 1996, the Company and its subsidiary, ResNet Communications, Inc. ("ResNet") entered into agreements with TCI Satellite Entertainment, Inc. ("TCI") under which ResNet sold a 4.99% equity interest in ResNet to TCI in exchange for $5.4 million in cash. In addition, TCI agreed to advance up to $34.6 million to ResNet during the five years ending October 21, 2001, under a convertible note agreement (the "Convertible Note").

     The Convertible Note matures on October 21, 2001, subject to a one-year extension at the election of the Company, and on that date is subject to mandatory conversion into a maximum 32.0% equity interest in ResNet. The Convertible Note is unsecured, is not subject to prepayment, has no recourse to the Company, and is subordinated to all present and future borrowings by the Company, to the extent that the proceeds thereof are advanced to ResNet, and/or ResNet. Interest accrues (generally at TCI's average borrowing rate) on amounts outstanding under the Convertible Note, but such interest is not paid in cash (and does not increase the equity interest into which the Convertible Note will be converted) and accrues only until maturity or such time as the balance of outstanding principal and accrued interest is $34.6 million, whichever is sooner. The proceeds of the Convertible Note are to be used to purchase satellite receiving equipment in accordance with agreements with TCI. In addition,

LodgeNet Entertainment Corporation        Page 7           September 30, 1996
pursuant to a signal carriage agreement, TCI has agreed to provide
ResNet with nationwide access to certain satellite programming signals.

     In connection with the aforementioned agreements, the Company granted TCI an option to acquire an additional 13.01% equity interest in ResNet, first exercisable 60 days following October 21, 1999, in return for an additional cash investment in ResNet based on ResNet's then fair market value. Such option will expire, subject to certain limitations, coincident with the maturity of the Convertible Note.


Note 5 -- Subsequent Event - Long-term Debt

     Effective November 1, 1996, the Company's 1996 Revolving Facility with National Westminster Bank Plc and three other banks was amended to increase the amount available under the facility from $45 million to $60 million.


Note 6 -- Reclassifications

     Certain amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on previously reported results of operations or stockholders' equity.




LodgeNet Entertainment Corporation            Page 8          September 30, 1996

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

                                  OVERVIEW

LODGING INDUSTRY SERVICES

     Guest Pay Services -- The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand Guest Pay service. It has been the Company's experience that rooms featuring the "on-demand" Guest Pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

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

     Free-to-guest Services -- In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. For free-to-guest services the hotel pays the Company a fixed monthly charge per room for each programming channel provided. Such monthly charges range generally from $2.75 to $3.50 per room per month for premium channels and from $0.15 to $0.85 per room per month for non-premium channels. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a fixed monthly fee per room, which ranges generally from 75% to 80% of revenues, depending on incentive programs in effect from time to time from the programming networks.

LodgeNet Entertainment Corporation       Page 9             September 30, 1996

Installed Room Base

     During the three months ended September 30, 1996, the Company installed 34,359 new Guest Pay rooms, equipped 44,750 rooms with its Nintendo game system, and installed 16,487 free-to-guest rooms. From September 30, 1995 through September 30, 1996, the Company has installed 127,641 new Guest Pay rooms, equipped 152,783 rooms with its Nintendo game system, and installed 44,261 free-to-guest rooms; representing increases of 52.7%, 112.7% and 18.6%, respectively, in its installed room bases. The Company's base of installed rooms was comprised as follows at September 30:

                                          1995                1996
                                   ----------------     ----------------
                                    Rooms       %        Rooms      %
                                   -------   ------     -------   ------
    Guest Pay rooms:
         Scheduled                  60,933    25.1%      44,497    12.0%
         On-demand                 181,408    74.9%     325,485    88.0%
                                   -------   ------     -------   ------
                                   242,341   100.0%     369,982   100.0%
                                   -------   ------     -------   ------
                                   -------   ------     -------   ------
    Nintendo game system rooms     135,625              288,408
                                   -------              -------
                                   -------              -------
    Free-to-guest rooms            238,376              282,637
                                   -------              -------
                                   -------              -------


RESIDENTIAL INDUSTRY SERVICES

     In February 1996, the Company entered into an exclusive contract with GE ResCom, a unit of General Electric Corporation, under which the Company will design, install and operate interactive cable television systems in large, multi-family residential complexes throughout the United States. This new business, which will be conducted by ResNet Communications, Inc. ("ResNet"), a majority-owned subsidiary of the Company, is expected to have financial and technological requirements similar to those of the Company's lodging industry operations.

     ResNet began installation of its first systems during the quarter ended September 30, 1996, but its operations did not have a material effect on the consolidated results of the Company for the quarter.

                            RESULTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Revenue Analysis

     The Company's total revenue for the third quarter of 1996 increased 55.7%, or $9.7 million, in comparison to the third quarter of 1995. The following table sets forth the components of the Company's revenue for the quarter ending September 30 (dollar amounts in thousands):

                               1995                    1996
                        --------------------     --------------------
                                  Percent of               Percent of
                                     Total                   Total
                         Amount    Revenues      Amount     Revenues
                        -------    ---------     -------   ---------
     Guest Pay          $14,196      81.5%       $23,349     86.1%
     Free-to-guest        2,038      11.7%         2,422      8.9%
     Other                1,180       6.8%         1,345      5.0%
                        -------      -----       -------    ------
     Total revenue      $17,414      100.0%      $27,116    100.0%
                        -------      -----       -------    ------
                        -------      -----       -------    ------

LodgeNet Entertainment Corporation       Page 10             September 30, 1996

     Guest Pay Revenue -- Guest Pay revenues increased 64.5%, or $9.2 million, in the third quarter of 1996 in comparison to the same quarter of 1995. This increase was the result of (i) a 53.3% increase in the average number of installed Guest Pay rooms, all of which installations were the Company's on-demand room technology, and (ii) a 7.5% increase in average monthly revenue per Guest Pay room.

     The following table sets forth information in regard to (i) average monthly revenue per installed Guest Pay room; and average movie buy rates, average movie prices, and average hotel occupancy rates for (ii) all Guest Pay rooms and (iii) for on-demand Guest Pay rooms; each for the quarter ending September 30:

                                              1995      1996
                                             ------    ------
     Average monthly revenue per room:
          Movie revenue                      $18.06    $18.80
          Video game/information service       2.70      3.51
                                             ------    ------
             Total per Guest Pay room        $20.76    $22.31
                                             ------    ------
                                             ------    ------

     For all Guest Pay rooms:
          Average movie buy rates               9.5%      10.1%
          Average movie price                 $8.30      $8.22
          Average hotel occupancy rate         75.6%      75.3%

     For on-demand Guest Pay rooms:
          Average movie buy rates              10.5%      10.6%
          Average movie price                 $8.37      $8.27
          Average hotel occupancy rate         75.6%      75.5%


     Average movie revenue per room, for all Guest Pay rooms, was favorably impacted by higher average buy rates and by the comparative increase in the proportion of on-demand rooms; which combined to offset the effect of lower average movie prices and slightly lower occupancy rates. The comparative increase in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier period. Movie prices in certain Guest Pay rooms were increased effective February 1, 1995; the Company's movie prices are generally $7.95 or $8.95. The decline in average movie prices between the comparative periods is the result of an increase in the proportion of limited service hotel rooms, in the installed room base, in which rooms movie prices are generally $7.95.

     Average video game and information service revenue per room, for all Guest Pay rooms, increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis for all Guest Pay rooms, average monthly video game revenues were $2.86 and $2.23 during the quarters ended September 30, 1996 and 1995, respectively. The Company had installed its video game service in 288,408 and 135,625 Guest Pay rooms as of September 30, 1996 and 1995, respectively.

     Free-to-guest Revenue -- Free-to-guest revenues increased 18.8%, or $384,000, in the third quarter of 1996 as compared to the same quarter of 1995. The comparative increase in revenues resulted from the 18.6% increase in the number of installed free-to-guest rooms since September 30, 1995. The Company had 282,637 and 238,376 free-to-guest rooms installed at September 30, 1996 and 1995, respectively.

     Other Revenue -- Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $165,000, or 14.0%, in the third quarter of 1996 as compared to the same quarter of 1995. The increase was primarily attributable to increased sales of systems and equipment to foreign licensees, which offset a decrease in television sales.

LodgeNet Entertainment Corporation       Page 11             September 30, 1996

Expense Analysis

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending September 30 (dollar amounts in thousands):

                                1995       1996
                               ------    -------
     Direct costs:
          Guest Pay            $5,369    $ 9,655
          Free-to-guest         1,498      1,862
          Other revenue         1,063      1,174
                               ------    ------
     Total direct costs        $7,930    $12,691
                               ------    ------
                               ------    ------

     Gross profit margin:
          Guest Pay              62.2%      58.6%
          Free-to-guest          26.5%      23.1%
          Other revenue           9.9%      12.7%
     Overall (composite)         54.5%      53.2%

     Guest Pay direct costs increased 79.8%, or $4.3 million, in the third quarter of 1996 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily: studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs increased from 37.8% in the third quarter of 1995 to 41.4% in the current quarter. The relative increase in Guest Pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures and the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix, both of which combined to offset slightly lower hotel commissions; all in the current quarter as compared to the year-earlier quarter.

     Free-to-guest direct costs increased 24.3% to $1.9 million in the third quarter of 1996 from $1.5 million in the year-earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 76.9% from 73.5% in the year-earlier quarter. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted from higher costs for both premium and non-premium programming in the third quarter of 1996, in comparison to the same quarter in the prior year, and to a lesser extent to a slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue increased $111,000, in the third quarter of 1996 as compared to the same quarter of the prior year. As a percentage of related revenues, such direct costs decreased to 87.3% of other revenue in the current quarter versus 90.1% in the third quarter of 1995, reflecting the effect of the increased equipment and service part sales, previously discussed, which have slightly higher margins than the other sources of other revenue.

     The Company's overall gross profit increased 52.1%, or $4.9 million, to $14.4 million in the third quarter of 1996 on a 55.7% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 53.2% in the current quarter, as compared to the year earlier 54.5%.

LodgeNet Entertainment Corporation       Page 12             September 30, 1996

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

                                           1995                   1996
                                      ------------------   --------------------
                                              Percent of            Percent of
                                                 Total                 Total
                                      Amount   Revenues     Amount   Revenues
                                      ------   ---------   -------  -----------
    Guest Pay operations             $2,522     14.5%      $ 3,876      14.3%
    Selling and marketing               459      2.6%          545       2.0%
    General and administrative        1,740     10.0%        2,523       9.3%
    Depreciation and amortization     4,827     27.7%        7,560      27.9%
                                     ------                -------
        Total operating expenses     $9,548     54.8%      $14,504      53.5%
                                     ------                -------
                                     ------                -------

     Guest Pay operations expense increased 53.7%, or $1.4 million, from $2.5 million in the comparable quarter of the previous year. This increase is primarily attributable to the 53.3% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.72 per month in the current quarter as compared to $3.68 per month in the same quarter of 1995. The slight comparative increase on a per-room basis was primarily the result of higher marketing, and service and support expenses.

     Selling and marketing expenses increased 18.7%, or $86,000, from $459,000 in the third quarter of 1995. The increase primarily reflects the effect of additional sales and marketing personnel. As a percentage of revenue, such expenses were 2.0% in the current quarter as compared to 2.6% in the year earlier period.

     General and administrative expenses increased 45.0%, or $783,000, from $1.7 million in the year-earlier quarter. This increase reflects the effect of an increase in the number of development and administrative personnel, increased facilities-related expenses, and increased legal expenses. As a percentage of revenue, such expenses represented 9.3% of total revenue in the current quarter as compared to 10.0% a year earlier.

     Depreciation and amortization expenses increased 56.6% to $7.6 million in the third quarter of 1996 from $4.8 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software; and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.

     Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(79,000) in the current quarter as compared to $(64,000) in the same quarter of 1995.

     Interest Expense -- Interest expense increased to $1.8 million in the current quarter from $1.2 million in the comparable quarter of 1995 due to increases in long-term debt to fund the Company's continuing expansion of its businesses. Long-term debt increased from $52.1 million at September 30, 1995 to $63.8 million at September 30, 1996. Average principal amount of long-term debt (excluding amounts under the revolving facility) outstanding, during the quarter ended September 30, 1996, was approximately $60 million (at an average interest rate of approximately 10.7%) as compared to an average principal amount outstanding of approximately $42 million (at an average interest rate of approximately 10.3%) during the comparable period of 1995.

     Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(1.9) million in the third quarter of 1996 from a net loss of $(1.3) million in the same quarter a year earlier.

LodgeNet Entertainment Corporation       Page 13             September 30, 1996

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 57.1% to $7.5 million in the third quarter of 1996 as compared to $4.8 million in the third quarter of 1995. EBITDA as a percentage of total revenues was 27.6% in the current quarter as compared to 27.4% in the same quarter of 1995. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                            RESULTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Revenue Analysis

     The Company's total revenue for the first nine months of 1996 increased 55.7%, or $25.3 million, in comparison to the first nine months of 1995.
The following table sets forth the components of the Company's revenue for the nine months ending September 30 (dollar amounts in thousands):

                                1995                     1996
                         --------------------    -------------------
                                   Percent of             Percent of
                                      Total                   Total
                          Amount    Revenues      Amount    Revenues
                         -------    --------      -------  ----------
     Guest Pay           $36,397      80.2%       $60,912      86.2%
     Free-to-guest         6,033      13.3%         6,709       9.5%
     Other                 2,957       6.5%         3,068       4.3%
                         -------     ------       -------     ------
     Total revenue       $45,387     100.0%       $70,689     100.0%
                         -------     ------       -------     ------
                         -------     ------       -------     ------

     Guest Pay Revenue -- Guest Pay revenues increased 67.4%, or $24.5 million, in the first nine months of 1996 in comparison to the same nine months of 1995. This increase was the result of (i) a 50.6% increase in the average number of installed Guest Pay rooms, all of which installations were the Company's on-demand room technology, and (ii) a 9.8% increase in average monthly revenue per Guest Pay room.

     The following table sets forth information in regard to (i) average monthly revenue per installed Guest Pay room; and average movie buy rates, average movie prices, and average hotel occupancy rates for (ii) all Guest Pay rooms and (iii) for on-demand Guest Pay rooms; each for the nine months ending September 30:

                                               1995      1996
                                              ------    ------
   Average monthly revenue per room:
      Movie revenue                           $17.18    $18.37
      Video game/information service            2.22      2.93
                                              ------    ------
          Total per Guest Pay room            $19.40    $21.30
                                              ------    ------
                                              ------    ------

   For all Guest Pay rooms:
      Average movie buy rates                    9.9%     10.6%
      Average movie price                     $ 8.26    $ 8.27
      Average hotel occupancy rate              71.1%     71.7%

   For on-demand Guest Pay rooms:
      Average movie buy rates                   11.0%     11.3%
      Average movie price                      $8.33      $8.30
      Average hotel occupancy rate              72.1%      72.4%

LodgeNet Entertainment Corporation       Page 14             September 30, 1996

     Average movie revenue per room, for all Guest Pay rooms, was favorably impacted by a combination of higher average buy rates, higher average movie prices, and higher average occupancies, all in comparison to the year earlier nine months; and by the comparative increase in the proportion of on-demand rooms. It has been the Company's experience that buy rates are higher in rooms featuring the on-demand service than in those with the scheduled service. The comparative increase in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in the current nine months as compared to the year earlier period. The slight decrease in average movie prices for on-demand rooms between the comparative periods is the result of an increase in the proportion of limited service hotel rooms, in the installed room base, in which rooms movie prices are generally $7.95. Movie prices in certain Guest Pay rooms were increased effective February 1, 1995. The Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room, for all Guest Pay rooms, increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.31 and $1.73 during the nine months ended September 30, 1996 and 1995, respectively.

     Free-to-guest Revenue -- Free-to-guest revenues increased 11.2%, or $676,000, in the first nine months of 1996 as compared to the same nine months of 1995. The comparative increase in revenues resulted from the 18.6% increase in the number of installed free-to-guest rooms since September 30, 1995, which installed room increase mitigated a decline in per-room revenues resulting from a relatively lower proportion of rooms receiving premium services in the current period.

     Other Revenue -- Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $111,000, or 3.8%, in the first nine months of 1996 as compared to the same nine months of 1995; all of which increase was attributable to sales of systems and equipment to foreign licensees.

Expense Analysis

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the nine months ending September 30 (dollar amounts in thousands):

                              1995        1996
                             -------    -------
     Direct costs:
        Guest Pay            $13,511    $24,438
        Free-to-guest          4,573      5,200
        Other revenue          2,574      2,591
                             -------    -------
     Total direct costs      $20,658    $32,229
                             -------    -------
                             -------    -------
     Gross profit margin:
        Guest Pay               62.9%      59.9%
        Free-to-guest           24.2%      22.5%
        Other revenue           13.0%      15.5%
     Overall (composite)        54.5%      54.4%

     Guest Pay direct costs increased 80.9%, or $10.9 million, in the first nine months of 1996 as compared to the year earlier nine months. Since Guest Pay direct costs (primarily: studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with
revenue.   As a percentage of revenue, such costs increased from 37.1% in the first nine months of 1995 to 40.1% in the current nine months. The relative increase in Guest Pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures, substantially increased video game revenue in the Guest Pay revenue mix and to a lesser extent, increased hotel commissions; all in the current nine months as compared to the year-earlier nine months.

     Free-to-guest direct costs increased 13.7% to $5.2 million in the first nine months of 1996 from $4.6 million in the year-earlier nine months. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 77.5% from 75.8% in the year-earlier nine months. The relative increase in free-to-guest direct costs (as a

LodgeNet Entertainment Corporation       Page 15             September 30, 1996
percentage of revenue) resulted primarily from higher costs for non-premium programming in the first nine months of 1996, in comparison to the same nine months in the prior year, and to a lesser extent to slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue increased $17,000, or .7%, in the first nine months of 1996 as compared to the same nine months of the prior year. This decrease is directly attributable to the increased sales of systems and equipment to licensees as discussed above. As a percentage of related revenues, such direct costs decreased to 84.5% of other revenue in the current nine months versus 87.0% in the first nine months of 1995, reflecting the effect of increased system and equipment sales which have slightly higher margins than the other sources of other revenue.

     The Company's overall gross profit increased 55.5%, or $13.7 million, to $38.5 million in the first nine months of 1996 on a 55.7% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 54.4% in the current nine months and 54.5% in the year earlier period.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the nine months ending September 30 (dollar amounts in thousands):

                                         1995                  1996
                                    ------------------  --------------------
                                            Percent of            Percent of
                                               Total                 Total
                                    Amount    Revenues    Amount    Revenues
                                    -------  ----------  -------   ---------
    Guest Pay operations            $ 7,092    15.6%     $10,614      15.0%
    Selling and marketing             1,503     3.3%       2,105       3.0%
    General and administrative        4,596    10.1%       7,175      10.2%
    Depreciation and amortization    12,883    28.4%      20,891      29.6%
                                    -------              -------
      Total operating expenses      $26,074    57.4%     $40,785      57.7%
                                    -------              -------
                                    -------              -------

     Guest Pay operations expense increased 49.7%, or $3.5 million, from $7.1 million in the comparable nine months of the previous year. This increase is primarily attributable to the 50.6% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier nine months. Per average installed Guest Pay room, such expenses averaged $3.78 and $3.77 per month in the nine months ended September 30 1996 and 1995, respectively.

     Selling and marketing expenses increased 40.0%, or $602,000, from $1.5 million in the third quarter of 1995. This increase primarily reflects the effect of additional sales and marketing personnel. As a percentage of revenue, such expenses were 3.3% and 3.0% for the nine months ended September 30, 1995 and 1996, respectively.

     General and administrative expenses increased 56.1%, or $2.6 million,
from $4.6 million in the year-earlier nine months.   This increase reflects
the effect of an increase in the number of development and administrative personnel, increased facilities-related expenses, and increased legal expenses. As a percentage of revenue, general and administrative expenses represented 10.2% of total revenue in the current nine months as compared to 10.1% in the year earlier period.

     Depreciation and amortization expenses increased 62.2% to $20.9 million in the first nine months of 1996 from $12.9 million in the year earlier nine months. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software; and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier nine months.

     Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, increased to $(2.3) million in the current nine months from $(1.3) million in the same nine months of 1995.

     Interest Expense -- Interest expense increased to $5.8 million in the current nine months from $2.9 million in the comparable nine months of 1995 due to increases in long-term debt to fund the Company's continuing expansion of its businesses. Long-term debt increased from $52.1 million at September 30, 1995 to $63.8 million at September 30, 1996, primarily reflecting the Company's issuance of $30 million, principal amount, of 11.5%

LodgeNet Entertainment Corporation       Page 16             September 30, 1996

Senior Subordinated Notes in two separate private placements during 1995; and increased borrowings under the Company's bank credit facility. Average principal amount of long-term debt (excluding amounts outstanding under the revolving facility) outstanding, during the nine months ended September 30, 1996, was approximately $62 million (at an average interest rate of approximately 10.7%) as compared to an average principal amount outstanding of approximately $35 million (at an average interest rate of approximately 10.1%) during the comparable period of 1995.

     Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(8.1) million in the first nine months of 1996 from a net loss of $(4.2) million in the same nine months a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 60.9% to $18.6 million in the first nine months of 1996 as compared to $11.5 million in the first nine months of 1995. EBITDA as a percentage of total revenues was 26.3% in the current nine months as compared to 25.4% in the same nine months of 1995.

                                  SEASONALITY

     The Company's operating results are subject to fluctuation depending upon hotel occupancy rates and buy rates, among other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns. Buy rates are influenced by the relative popularity and selection of the movie titles available to the Company, the length of time programming is available and other factors.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     On September 15, 1994, the Company issued $28 million, principal amount, of 9.95% Senior Notes to three insurance companies in a private placement. On April 13, 1995, the Company and the holders of the 9.95% Senior Notes amended the Note Purchase Agreement and concurrently the Company issued $5 million, principal amount, of 10.35% Senior Notes (the 9.95% Senior Notes and the 10.35% Senior Notes are collectively referred to as the "Senior Notes"), under the Note Purchase Agreement, in a private placement to certain holders of the 9.95% Senior Notes. The Senior Notes are unsecured and mature on August 1, 2003. Interest on the Senior Notes is fixed and is payable nine monthly, and mandatory annual principal payments of $4.125 million commenced August 1, 1996. The Senior Notes contain covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At September 30, 1996 the Company was in compliance with all such covenants.

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

     Net proceeds of the August 9, 1995 issue of the Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $18.1 million, and were used to (i) repay $10.0 million outstanding under the Company's then existing revolving facility and (ii) provide funding for capital expenditures to expand the Company's Guest Pay services business. The net proceeds from the October 4, 1995 issue of Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $9.2 million and provided additional capital to fund the expansion of the Company's Guest Pay services business. The Subordinated Notes include covenants which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances, and permit early retirement of principal subject to minimum rate of return provisions. At September 30, 1996 the Company was in compliance with all such covenants.

LodgeNet Entertainment Corporation       Page 17             September 30, 1996

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

     On March 11, 1996, the Company entered into the 1996 Revolving Facility with National Westminster Bank Plc and three other banks, under which the Company could borrow up to $45 million. The 1996 Revolving Facility is unsecured and amounts thereunder bear interest at either (i) LIBOR (London Interbank Offered Rate) plus from 2.00% to 2.625% or (ii) prime rate plus from 1.00% to 1.625%, both depending on the Company's total leverage, as defined in the agreement. The banks' commitment under the 1996 Revolving Facility is subject to a scheduled reduction of 15% beginning in September 1997 and annually thereafter as follows: September 1998 - 20%, September 1999 - 20%, September 2000 - 20% and September 2001 - 25%. The 1996
Revolving Facility provides for the issuance of letters of credit, subject to customary terms and conditions, and includes terms and conditions which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the common stock of the Company, provide for acceleration of principal repayment in certain circumstances. As of September 30, 1996, the Company was in compliance with all such covenants. At September 30, 1996, there was $10.0 million outstanding under the 1996 Revolving Facility.

     Effective November 1, 1996, the banks' commitments under the 1996 Revolving Facility were increased from $45 to $60 million.

     On May 23, 1996 the Company sold 3,680,000 new shares of common stock (including 480,000 shares representing the exercise of the underwriters' over-allotment option) at a price of $13.00 per share in a public offering.
 Net proceeds to the Company from the sales of such shares, after underwriters' commissions and other expenses related to the sale, were approximately $44.6 million. Such proceeds were used to repay amounts then outstanding under the 1996 Revolving Facility, approximately $25.9 million, and to provide working capital for the continuing expansion of the Company's lodging and residential businesses.

     On October 21, 1996, the Company and its subsidiary, ResNet Communications, Inc. ("ResNet") entered into agreements with TCI Satellite Entertainment, Inc. ("TCI") under which ResNet sold a 4.99% equity interest in ResNet to TCI in exchange for $5.4 million in cash. In addition, TCI agreed to advance up to $34.6 million to ResNet during the five years ending October 21, 2001, under a convertible note agreement (the "Convertible Note"). The Convertible Note is subject to mandatory conversion into a maximum 32.0% equity interest in ResNet. The Convertible Note is unsecured, is payable solely in shares of ResNet's common stock, is non-recourse to the Company, and is subordinated to all present and future borrowings by ResNet and/or the Company, to the extent that the proceeds thereof are advanced to ResNet. Interest accrues (generally at TCI's average borrowing rate) on amounts outstanding under the Convertible Note, but such interest is not paid in cash (and does not increase the equity interest into which the Convertible Note will be converted). See "Part II - Item 5 -Other Information."

     The growth of the Company's business requires substantial capital investment on a continuing basis to finance expansion of its lodging and multi-family residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $61.1 million during the nine months ended September 30, 1996, net cash provided by operating activities was approximately $10.9 million, and financing activities provided approximately $50.1 million. Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $17.5 to $25.0 million during the remainder of 1996. The Company expects to incur in 1997 capital expenditures of between approximately $125 to $145 million; and, depending the amount of such capital expenditures and the financing sources utilized, principal payments of approximately $4.3 and interest payments of between approximately $16.5 to $18.0 million. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending on the number of new contracts for services entered into by the Company, the costs of installations, and other factors.

     The Company believes that its operating cash flows, working capital, the proceeds of the sale of the 4.99% equity interest in ResNet, and the 1996 Revolving Facility will be sufficient to fund the Company's growth for the remainder of 1996. Depending on the Company's rate of growth, the Company intends to seek additional financing

LodgeNet Entertainment Corporation       Page 18             September 30, 1996
to fund its capital expenditures for 1997. The Company believes that such financing is available from a number of sources. However, if such financing should not be available at reasonable cost to the Company, the Company could modify its expansion plans and reduce its capital expenditures necessary for the installation of the Company's systems in the lodging and multi-family residential markets.



LodgeNet Entertainment Corporation       Page 19             September 30, 1996

                         PART II - OTHER INFORMATION

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

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 -- OTHER INFORMATION

RESNET COMMUNICATIONS, INC.

     OVERVIEW. On October 21, 1996, the Company entered into a transaction (the "TCI Transaction") with TCI Satellite Entertainment, Inc. ("TCI Satellite"), a subsidiary of Tele-Communications, Inc. ("TCI"), pursuant to which, among other things, TCI Satellite acquired an ownership interest in ResNet Communications, Inc., a Delaware corporation ("ResNet"). Prior to the investment by TCI Satellite, ResNet was a wholly-owned subsidiary of the Company.

     ResNet was formed in January 1996 to engage in the business of offering basic and premium cable television programming and other interactive entertainment and information services ("ResNet's Services") to subscribers in multiple dwelling units ("MDUs") throughout the United States. The Company believes there are substantial opportunities to provide its services in the multi-family residential market. The Company believes there are approximately 26,000 apartment complexes having more than 200 units, with an aggregate of over 6 million multi-family residential units, in the 70 largest metropolitan areas in the United States. This represents a market that is more than three times the size of the Company's target lodging market.

     The Company views the multi-family cable television market as attractive due to : (i) the large market size; (ii) the portability to this market of the proprietary technology and operating expertise developed by the Company for the lodging industry; (iii) the favorable regulatory environment available to operators such as ResNet who qualify as "private cable" operators under applicable federal regulations (including the absence of franchise requirements, "must-carry" obligations and rate regulations applicable to franchised cable operators); (iv) the exclusive long-term contracts that have customarily been available in the multi-family residential market; and (v) the low-cost operating structure made possible by the services to be provided by GE Capital-ResCom (as described below).

     ResNet's MDU private cable systems will have the capacity to deliver over 100 channels, although the ResNet expects that the typical system will deliver approximately 35 to 50 channels of programming. The

LodgeNet Entertainment Corporation       Page 20             September 30, 1996

Company may elect to provide from approximately 10 to 35 additional channels for pay-per-view, video on-demand, video games and other interactive services, such as Internet access. ResNet will design a specific programming line-up for each MDU property, based on the particular demographic profile of that property. These systems are expected to include basic programming services, such as CNN, ESPN, WTBS, TNT, The Discovery Channel and The Weather Channel, premium programming, such as HBO and Showtime, plus additional channels which carry local off-air stations, an electronic programming guide, a preview channel, and a bulletin board channel. ResNet's Services are delivered utilizing proprietary technology which, among other things, combines addressable interdiction technology with the Company's proprietary broadband, local area network technology (B-LAN-TM-) developed for the lodging industry.

     GE CAPITAL-RESCOM TRANSACTION.     On February 9, 1996, ResNet entered
into an agreement with GE Capital-ResCom, L.P. ("GE ResCom"), a leading provider of private telephony services to MDUs and an affiliate of General Electric Co., under which GE ResCom's national sales force will exclusively market ResNet's Services to MDUs on a nationwide basis. The joint marketing plan is to offer the MDU owner or property manager a one-stop portfolio of products, including ResNet's Services and the private telephony, paging and other services offered by GE ResCom. GE ResCom will also provide, for a fee equal to 5% of collected revenues, the following services; (i) common sales training to on-site property leasing agents, who will promote and sign-up subscribers for ResNet's video services; (ii) a common customer service "hotline" through which residents may order or modify service and make inquiries; and (iii) subscriber billing. ResNet will own the franchise agreements with the property owners and the video services agreements with the tenants and will be responsible for all other operational aspects, including system design, installation, programming, and technical field service. The Company's existing nationwide installation and field service organizations position ResNet to operate effectively throughout the United States wherever the GE ResCom sales force may obtain contracts, a capability which is of particular strategic importance when addressing the needs of the largest multi-state MDU property portfolios.

     TCI TRANSACTION.    As part of the TCI Transaction, ResNet and TCI
Satellite entered into the following agreements:

     (i) a Subscription Agreement, providing for the sale of 4.99% of ResNet's outstanding common stock to TCI Satellite for a purchase price equal to $5,396,000 (the "Initial Investment Amount");

     (ii) a Signal Availability Agreement, pursuant to which ResNet will receive long-term access on a nationwide basis to TCI Satellite's direct broadcast satellite signals;

     (iii) an Equipment Sale Agreement, pursuant to which ResNet has agreed to purchase exclusively from TCI Satellite up to $40 million of satellite reception equipment, including a purchase order placed at the closing in an amount equal to the Initial Investment Amount;

     (iv) a Subordinated Convertible Term Loan Agreement, pursuant to which TCI Satellite will provide ResNet with up to $34,604,000 in a subordinated convertible term loan (the "Loan"), the proceeds of which can be used only to finance purchases of equipment under the Equipment Sale Agreement, the term of the Loan to be five years with an option by ResNet to extend the term for an additional year, such loan to be convertible (as described below) into an additional 32% of ResNet's outstanding common stock;

     (v) an Option Agreement granting TCI Satellite an option, exercisable after three years and expiring on the maturity date of the Loan, to acquire an additional 13.01% of ResNet's outstanding common stock at a purchase price equal to the appraised fair market value of such shares at the time of exercise;

     (vi) a Stockholders' Agreement, providing for certain restrictions on transfer of interests in ResNet, rights of first refusal on any such transfer, and pre-emptive rights to purchase newly issued shares of ResNet's capital stock; and

     (vii) a Standstill Agreement prohibiting TCI Satellite and its controlled affiliates from acquiring more than 10% of the Company's outstanding common stock, participating in any solicitation of proxies or otherwise seeking to control or influence the Board of Directors or management of the Company.

     The Loan is convertible, to the extent permitted by applicable regulations of the Federal Communications Commission ("FCC") (as described below), over a four-year period into shares representing 32% of ResNet's

LodgeNet Entertainment Corporation       Page 21             September 30, 1996
outstanding common stock. The Loan is subordinated to all present and future borrowings of ResNet and/or the Company, to the extent that the proceeds thereof are advanced to ResNet. TCI Satellite's only recourse with respect to repayment of the Loan is conversion into ResNet common stock (or warrants as described below). Under current interpretations of FCC rules and regulations relating to restrictions on cross-ownership of franchised cable and satellite master antenna television operations, TCI Satellite would be prevented from holding 5% or more of ResNet's capital stock and consequently could not exercise the conversion rights under the convertible loan agreement. TCI Satellite is required to convert the Loan into ResNet common stock at such time as conversion would not violate the aforementioned FCC restriction. The acquisition of such conversion shares, when combined with TCI Satellite's initial purchase of 4.99% of ResNet's common stock and the exercise of the option to acquire an additional 13.01% of such stock, would result in ownership by TCI Satellite of 50% of ResNet's outstanding common stock (assuming no other issuances of common stock or common stock equivalents). Upon the maturity date of the Loan, if TCI Satellite has been prevented from converting the Loan or exercising the option in full due to the previously described FCC restriction, ResNet will issue warrants to TCI Satellite to acquire such shares into which the Loan is convertible and/or for which the option is exercisable and that it has been unable to acquire.
The exercise price of the warrants for the shares issuable upon conversion of the Loan will be DE MINIMUS, and the exercise price of the warrants for the option shares will be equivalent to the exercise price under such option agreement.

     The Company, on behalf of itself and ResNet, retained PaineWebber Incorporated ("PaineWebber") to act as financial advisor in connection with the TCI Transaction, and to render its opinion to the stockholders of each of ResNet and the Company as to the fairness of certain aspects of the transaction, from a financial point of view. PaineWebber was engaged by the Company because of its experience and expertise in strategic investment transactions in the entertainment and multimedia industries and its knowledge of the respective businesses of the Company and ResNet arising out of its prior role as an investment banker to the Company.

     PaineWebber delivered its written opinion, dated October 18, 1996 (the "Opinion"), to the respective Board of Directors of the Company and ResNet to the effect that, as of such date, the initial sale of 4.99% of ResNet's outstanding common stock for consideration equal to $5,396,000 and the right of TCI Satellite to convert the full amount of the Loan into 32% of ResNet's outstanding common stock was fair, from a financial point of view, to the stockholders of the Company and ResNet. In rendering the Opinion, PaineWebber, among other things, reviewed historical business and financial information of the Company, analyzed discounted cash flows of ResNet based on financial forecasts furnished by the Company, conducted discussions with members of senior management of the Company and ResNet concerning ResNet's business and prospects, reviewed the historical market prices and trading activity of certain publicly traded companies similar to ResNet which it deemed relevant and conducted such other financial analyses and investigations as it deemed necessary for purposes of the Opinion. Although PaineWebber evaluated certain financial terms of the TCI Transaction, PaineWebber did not recommend the specific consideration to be received by the Company or ResNet, such terms being determined by negotiations between TCI Satellite, the Company and their respective representatives.

     Pursuant to an engagement letter, PaineWebber will be paid $200,000 for its services as financial advisor to the Company and ResNet and $200,000 in connection with the rendering of the Opinion. The Company has also agreed to reimburse PaineWebber for its reasonable out-of-pocket expenses incurred in connection with its engagement and to certain customary indemnification provisions for the benefit of PaineWebber and its officers, agents, employees and control persons, including indemnification for liabilities under federal securities laws.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:

          Exhibit 11.1 Statement Regarding Computation of Net Loss Per Common Share.
          Exhibit  99.1  Press Release of the Company, dated October 21, 1996


     B.  REPORTS ON FORM 8-K:

          The Company filed no Reports on Form 8 - K during the nine months ended September 30, 1996.

LodgeNet Entertainment Corporation       Page 22             September 30, 1996

                        LODGENET ENTERTAINMENT CORPORATION

                                     FORM 10-Q


                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LODGENET ENTERTAINMENT CORPORATION
                                  --------------------------------------------
                                                  (Registrant)


Date:  November 7, 1996                 / S /  TIM C. FLYNN
                                   -------------------------------------------
                                        Tim C. Flynn
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  November 7, 1996                 / S /  JEFFREY T. WEISNER
                                   -------------------------------------------
                                        Jeffrey T. Weisner
                                        Vice President - Finance
                                        (Principal Financial and Accounting
                                           Officer)

LodgeNet Entertainment Corporation       Page 23             September 30, 1996