Form 10-K
period 1996-12-31
LODGENET ENTERTAINMENT CORP
filed 1997-03-18
CIK 911002

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 17, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE):

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22334

                            ------------------------

                       LODGENET ENTERTAINMENT CORPORATION

             (Exact name of Registrant as specified in its charter)

      DELAWARE              46-0371161
      (State of          (I.R.S. Employer
   Incorporation)         Identification
                              Number)

             808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104

               (Address of Principal Executive Offices)(Zip Code)

       (605)330-1330 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE.


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
       ____.


       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

As of March 12, 1997, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $136 million.The number of shares of common stock of the Registrant outstanding as of March 12, 1997 was 11,208,369.

DOCUMENTS INCORPORATED BY REFERENCE--Part III of this From 10-K is incorporated by reference from Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 1996.

This Report contains a total of 62 pages, excluding exhibits. The exhibit index appears on page 39.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS IN ITEM 1, INCLUDING CERTAIN STATEMENTS UNDER THE HEADINGS "OVERVIEW", "BUSINESS STRATEGY", "STRATEGIC INITIATIVES", "SERVICES AND PRODUCTS", "OPERATIONS", "COMPETITION" AND "REGULATION", IN ITEM 3 UNDER THE HEADING "LEGAL PROCEEDINGS", AND IN ITEM 7 UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THE FOREGOING SECTIONS, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

ITEM 1--BUSINESS

OVERVIEW

    LodgeNet provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging and multi-family dwelling unit ("MDU") markets utilizing its proprietary broadband local area network ("B-LAN"-SM- ) system architecture. Through its rapid growth, the Company has become the second largest provider of such services to the lodging market (based on total rooms served), currently serving over 516,000 rooms in over 3,400 hotel properties throughout the United States and Canada. In January 1996, the Company formed ResNet Communications, Inc. ("ResNet") to extend its B-LAN-SM- system architecture and operational expertise into the MDU market. In October 1996, TCI Satellite MDU, Inc. ("TCI Satellite"), an affiliate of Tele-Communications, Inc. ("TCI"), agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to the digital DBS signals provided by TCI Satellite for the MDU market on a nationwide basis.

    LodgeNet and ResNet generally operate under exclusive long-term contracts in the lodging and MDU markets. The Company's lodging guest pay contracts typically have terms of 5 to 7 years and ResNet's MDU contracts are expected to have terms of 8 to 12 years. The exclusive nature of these contracts allows the Company to estimate, based on certain operating assumptions, future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

    The Company has experienced substantial growth in the number of guest pay rooms served, total revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). From 1991 through 1996, guest pay rooms served increased from 73,415 to 400,245, revenues increased from $19.6 million to $97.7 million, and EBITDA increased from $2.9 million to $24.7 million.

    LODGING SERVICES. The Company provides its services in the lodging market to corporate-managed hotel chains such as ITT Sheraton, The Ritz-Carlton Company, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, La Quinta Inns, Red Roof Inns and Budgetel Inns, as well as many individual properties flying the Marriott, Holiday Inn, Hilton, Inter-Continental, Prince, Radisson, Westin, Doubletree, Embassy Suites, and other flags. The lodging market in the United States comprises approximately 3.4 million rooms. The Company believes that approximately 1.9 million of these rooms are located in the Company's target market of hotels having more than 100 rooms. The Company provides its services under exclusive, long-term contracts throughout the United States and Canada, and in other select countries through licensing arrangements with strategic partners. The average remaining life of the Company's existing guest pay contracts is over four years, with less than 7% of these contracts due to expire before 1998.

    In the lodging market, the Company's services include Guest Scheduled-SM-on-demand movies, network-based Super Nintendo-Registered Trademark- video games, PRIMESTAR digital-Registered Trademark- satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services. On-demand services enable a guest to purchase and start a movie on-demand, rather than restricting the guest to a predetermined start time. Video games can be started on-demand by a hotel guest who is charged an hourly rate for play time. Free-to-guest services typically involve a customized package of basic and premium cable television programming which the hotel purchases from the Company and provides at no charge to guests. Other services, which are typically provided at no charge to the guest, include guest surveys, folio review and video checkout. The Company is able to offer its interactive services by virtue of the high-speed, two-way digital communications design of its proprietary B-LAN-SM- system architecture. The Company's open-architecture, UNIX-based platform enables the Company to upgrade system software to support the introduction of new services or integrate new technologies as they become commercially available and economically viable.

    The Company believes it is a leader in providing innovative products and services to the lodging industry. The Company believes that it was the first in the lodging market to install network-based interactive video games, the first to install in-room printers for video checkout and other applications, and the first to utilize a Video Room Card-SM- (an image-based menu and purchasing protocol, utilizing pictures and graphics to replace the simple text menus traditionally utilized by its competitors). In 1995, LodgeNet redesigned its interactive system, enabling the Company to deliver what it believes is the first cost-effective system for on-demand movies and network-based video games to mid-size hotels of 100 to 150 rooms, a market segment the Company believes has been historically underserved by guest pay providers. The Company believes that the scalability and advanced features of its redesigned system for mid-size hotels were principal factors in the recent awarding by La Quinta Inns of its over 30,000-room account, Red Roof Inns of its over 27,000-room account and Budgetel Inns of its over 8,000-room account to the Company over other competitors. The Company believes that the mid-size hotel segment represents a large and attractive market for the Company's services that will generate financial returns similar to those achieved by the Company in larger full-service hotels. In April 1996, the Company entered into an agreement with PRIMESTAR Partners L.P. ("PRIMESTAR") pursuant to which the Company was appointed as the exclusive third-party provider (other than the partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS signal to the lodging industry. This arrangement enables the Company to provide free-to-guest, digital satellite-delivered cable television programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems. Since February 1997, the Company has been testing an Internet browser at a hotel property that enables the hotel guest to access and navigate the World Wide Web from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months.

    MULTI-FAMILY RESIDENTIAL SERVICES. The Company views the MDU market as attractive due to: (i) the large market size; (ii) the portability to this market of the Company's B-LAN-SM- system architecture and operating expertise developed for the lodging market; (iii) the favorable regulatory environment available to operators such as ResNet who qualify as "private cable" operators under applicable federal regulations (including the absence of franchise requirements, "must-carry" obligations and rate regulations applicable to traditional franchised cable operators); and (iv) the exclusive long-term contracts that have customarily been available in the MDU market.

    The Company believes it is well positioned to pursue the large MDU private cable market with its proprietary B-LAN-SM- system architecture and the ability to offer the DBS signals provided by TCI Satellite on a nationwide basis. The Company believes there are approximately 6 million multi-family residential units in the United States that are located in apartment complexes having more than 200 units, the Company's primary market, which represents a market more than three times as large as the Company's traditional lodging market. The Company believes that its proprietary B-LAN system architecture enables ResNet to offer a differentiated and cost effective solution for the video service needs of property owners and their tenants. In addition, the Company believes that its existing nationwide installation and field service organization enables ResNet to operate effectively throughout the United States wherever MDU contracts may be obtained, which the Company believes is a significant strategic advantage for ResNet over local satellite master antenna television ("SMATV") and franchised cable operators in addressing the needs of large multi-state property portfolios.

    ResNet's video service agreement with each property owner grants ResNet the exclusive right and access on a long-term basis to provide video services to tenants of the MDU complex, in return for which the owner receives a monthly commission based on revenues. These agreements generally prohibit the property owner from installing or marketing an alternative video system and prohibit the owner from allowing tenants to install an antenna, satellite or microwave dish on the exterior of the building.

    ResNet's private cable television system has the capacity to deliver over 100 channels, although the Company expects that the typical system will deliver 35 to 50 channels of basic and premium programming, depending principally upon the size of the property, the length of the contract and local competitive considerations. ResNet may elect to provide approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand, and other interactive services, such as Internet access. ResNet intends to tailor the programming lineup at each multi-family residential complex, based on the particular demographic profile of that complex. ResNet's private cable television system is based on the proprietary B-LAN-SM- system architecture deployed by the Company in the lodging market and will utilize the DBS signal provided by TCI Satellite nationwide. ResNet's access to TCI Satellite's digital Ku-band technology provides it with a more capable and cost-effective system than the C-band systems generally used by most SMATV cable operators. ResNet's private cable television system also utilizes addressable interdiction technology, enabling ResNet to remotely initiate, modify or terminate service, prevent signal theft and respond to many other service needs.

    In February 1996, ResNet entered into an agreement with GE Capital-ResCom, L.P. ("GE ResCom"), an affiliate of General Electric Co. and a provider of private telephony services to MDUs, pursuant to which GE ResCom was appointed the exclusive sales and marketing agent for ResNet in the MDU market. Pursuant to the terms of the agreement, ResNet was prohibited from selling, marketing or providing video services in the MDU market other than to customers obtained by GE ResCom. Subject to the terms of the agreement, GE ResCom was required to provide ResNet contracts for a minimum of 200,000 passings by January 31, 1998, including 70,000 passings by January 31, 1997, such contracts to have an average term of not less than ten years. At January 31, 1997, ResNet had contracts covering approximately 3,225 passings, less than the required benchmark under its agreement. Pursuant to the terms of ResNet's agreement with GE ResCom, ResNet will now be able to independently market and provide its services directly to large property portfolios, property management companies, and owners of MDU properties and pursue other available opportunities in the MDU market (whereas previously it had been restricted contractually from doing so).

    On March 6, 1997, in connection with a reevaluation of its business plan, GE ResCom entered into an agreement with Shared Technologies Fairchild, Inc. ("STF"), one of the nation's larger providers of private telephony services to commercial office buildings. GE ResCom has advised the Company that its revised business plan calls for the formation of a new venture ("ResCom"), to be managed by STF, that will continue the business of GE ResCom and in which GE Capital and STF will hold significant equity interests. The restructuring of ResCom is subject to certain consents, including the successful transition of GE ResCom's portfolio of telephony contracts. There can be no assurance that ResCom will be successfully restructured or that, if restructured, that the Company and ResNet will be able to continue their contractual relationship with ResCom on terms similar to the existing video services agreement or otherwise on mutually acceptable terms.

    ResNet intends to grow its business by (i) taking over the management and control of the sales and marketing of its unique B-LAN-SM- solution and customer service capabilities to large multi-state MDU property portfolios, property owners and property managers, and (ii) considering selected acquisitions of private cable operations where the expected return on capital meets ResNet's investment criteria.

    The Company's predecessor commenced business in 1980 as Satellite Movie Company, incorporated as a South Dakota corporation in February 1983 and changed its name to LodgeNet Entertainment Corporation in September 1991. On October 13, 1993, LodgeNet Entertainment Corporation changed its state of incorporation from South Dakota to Delaware by merging with and into the Company, its newly-formed Delaware subsidiary, which then adopted the LodgeNet name. Interested persons may access additional information concerning the Company and ResNet through the Company's Web Site at: HTTP:// WWW.LODGENET.COM.

BUSINESS STRATEGY

    The Company's business strategy is to: (i) continue to expand its lodging industry base of guest pay and free-to-guest rooms; (ii) expand into the MDU private cable television market; (iii) maximize the revenue generated per lodging room or residential unit served by exploiting new revenue opportunities;
(iv) extend the application of the Company's proprietary B-LAN-SM- system architecture and operating expertise to new markets; and (v) enhance financial performance by increasing operating margins and reducing the average capital invested per new unit installed.

    EXPANDING THE COMPANY'S LODGING INDUSTRY FRANCHISE. The Company believes that there are substantial opportunities for continued domestic growth in an estimated pool of over 1.9 million rooms located in hotels having more than 100 rooms (from the approximately 3.4 million guest rooms industry-wide), of which the Company estimates approximately 500,000 are either served by the Company's competitors under contracts due to expire before the end of 1997 or are presently unserved by any movie system vendor. The Company's marketing plan is to capitalize on the strength of its innovative product offerings, deliverable by virtue of the high-speed, two-way digital communications design of its scalable proprietary B-LAN-SM- system architecture, together with its expertise in installation, programming, technical support and customer service.

    Internationally, the Company is expanding into selected countries in the Far East, South America, Central America and other regions through licensing agreements with established partners in these countries. Under these agreements, the Company generally sells equipment at cost plus an agreed markup and receives a royalty based on gross revenues. The Company believes there are additional opportunities to enter into international strategic alliances in other regions to exploit further the Company's proprietary B-LAN-SM- system architecture and multimedia capabilities.

    EXPANDING INTO THE MULTI-FAMILY RESIDENTIAL MARKET. The Company believes there are substantial opportunities to provide its services in the MDU market. The Company believes there are approximately 6 million multi-family residential units located in apartment complexes having more than 200 units, the Company's primary market. This represents a market that is more than three times the size of the Company's target lodging market.

    MAXIMIZING REVENUE PER UNIT. In addition to increasing and expanding its installed customer base, the Company also seeks to maximize the revenue generated by each of its installed guest rooms and apartment units. In furtherance of this strategy, the Company intends in the lodging market to continue to install its interactive Guest Scheduled-SM- on-demand movie and network-based Super Nintendo-Registered Trademark- video game system in all new guest pay hotel rooms. From the Company's experience, rooms with this system generate significantly more revenue and gross profit than comparable rooms having only the scheduled format which allows guests to watch movies only at predetermined times. The Company's current installed guest pay base of over 400,000 rooms hosts more than 90 million guests each year (based on current average hotel occupancy and length-of-stay data). The Company believes there may be significant opportunities to generate revenues from third-party providers of content and services who would pay the Company for access to its valuable consumer base, as well as from usage fees charged to the guests who utilize such services. Since February 1997, the Company has been testing an Internet browser at a hotel property that enables the hotel guest to access and navigate the World Wide Web from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months. The Company is reviewing other new services, such as advertiser-supported visitor information for specific cities, as well as "advertorials" and other "push media" strategies to deliver targeted product or service information directly to the consumer. The Company is evaluating these and other opportunities as well as appropriate business models that would enable the Company to maximize the return on its investment in these activities.

    EXPANDING INTO NEW MARKETS. The Company seeks to extend the application of its proprietary B-LAN-SM- system architecture, products and services to an increasingly broad range of property sizes and types. In addition to the mid-size hotel, international lodging and multi-family residential markets, other future potential markets may include hospitals, single-family residences, cruise ships and educational institutions, among others.

    ENHANCING FINANCIAL PERFORMANCE. Complementing the Company's growth objective is its ongoing goal to enhance financial performance. The Company seeks to increase its operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. As a result of its efforts, the Company has experienced increasing EBITDA margins during the past three years as it has reduced per-room operating costs and leveraged its infrastructure over a larger base of installed rooms. Additionally, the Company will continue its program to reduce the average capital invested per new unit, thereby increasing its return on investment. As a result of engineering efforts to reduce the cost of its system, increased installation efficiencies and the ability of the Company to negotiate guest pay contracts under which hotels are sharing a greater percentage of the cost of installing televisions, the Company's average investment per new guest pay room decreased approximately 17% during 1996 from approximately $450 in 1995 to approximately $375 in 1996.

STRATEGIC INITIATIVES

    The Company has recently implemented the following strategic initiatives to further its goal of creating a more diversified revenue base.

    EXPANSION INTO THE RESIDENTIAL MARKET. The Company believes it is well positioned with its proprietary B-LAN-SM- system architecture and nationwide field service organization to pursue the promising MDU private cable market, a potential market that is over three times larger than the Company's targeted lodging market. The Company believes its existing nationwide installation and field service organization enables ResNet to operate effectively throughout the United States wherever its sales force may obtain MDU contracts. For large multi-state MDU portfolios, this capability represents a significant strategic advantage over franchised cable operators which are limited to their designated service area and other private cable operators, the majority of which operate on a more limited regional or local basis.

    On October 21, 1996, the Company and ResNet entered into agreements with TCI Satellite pursuant to which TCI Satellite acquired a 4.99% interest in ResNet for $5.4 million (the "Stock Payment") and agreed to provide ResNet with long-term access to a DBS signal on a nationwide basis. In addition, TCI Satellite agreed to advance ResNet up to $34.6 million to purchase certain DBS reception equipment pursuant to a subordinated convertible term loan agreement (the "TCI Convertible Note"). ResNet has delivered to TCI Satellite an initial purchase order for equipment in an amount equal to the Stock Payment. The TCI Convertible Note has a five year term (subject to a one year extension at the option of ResNet), is non-recourse to the Company and is payable solely in shares of ResNet's common stock. Subject to certain vesting provisions, the TCI Convertible Note is subject to mandatory conversion into up to an additional 32% interest in ResNet at such time as conversion is not restricted by Federal Communication Commission ("FCC") regulations (as described below). As part of the transaction, TCI Satellite was granted an option (the "TCI Option"), exercisable after three years, to acquire an additional 13.01% interest in ResNet for a purchase price equal to the fair market value of such shares at the time of exercise. ResNet and TCI Satellite also agreed to rights of first refusal on the sale of any interest in ResNet and to certain standstill provisions that, among other things, prohibit TCI Satellite from acquiring more than 10% of the Company's outstanding common stock or participating in any effort to influence or control the Company's management or Board of Directors.

    Under current interpretations of FCC regulations relating to restrictions on cross-ownership of franchised cable and SMATV operations, TCI Satellite may be prevented from holding 5% or more of ResNet's capital stock and consequently could not exercise the conversion and purchase rights under the TCI Convertible Note and the TCI Option. TCI Satellite is required to convert the loan into ResNet common stock at such time as conversion would not violate the aforementioned FCC restrictions. Upon the maturity date of the loan, if TCI Satellite has been prevented from converting the loan or exercising the option in full due to such FCC restrictions, the unconverted portion of the TCI Convertible Note and the TCI Option will be canceled and replaced with newly issued warrants to acquire a like number of ResNet shares. The exercise price of the warrants for the shares issuable upon conversion of the loan will be de minimis, because ResNet will already have received the funds pursuant to the loan, and the purchase price of the warrants for the option shares will be equivalent to the exercise price under such option agreement.

    PRIMESTAR AGREEMENT. In April 1996, the Company and PRIMESTAR entered into an agreement appointing the Company as the exclusive third party provider (other than the partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR DBS signal to the lodging industry. PRIMESTAR is a consortium of the nation's largest cable companies, including TCI, Time-Warner Cable, Comcast Cable, Continental Cablevision, Cox Cable Communications and GE-Americom Communications. The Company expects that the alliance, bringing together PRIMESTAR's digital satellite technology and the Company's programming and marketing expertise, will provide the Company with a technologically superior and more flexible service, and extend the market for free-to-guest systems to a much broader segment of the lodging industry than can be served cost-effectively with traditional C-band satellite systems. The Company markets the "PRIMESTAR by LodgeNet" service as a complement to its interactive guest pay systems and on a stand-alone basis to hotels not served by the Company's guest pay system.

    EXPANSION INTO MID-SIZE HOTEL MARKET. In addition to the large hotel market, which traditionally has been the segment subject to the most competition for guest pay services, the Company is now targeting mid-size hotels of 100 to 150 rooms as part of its marketing strategy. The Company believes that this market segment, which the Company estimates contains over 500,000 rooms, has not been broadly served by the guest pay industry because of certain diseconomies of scale resulting from the smaller average property size. In 1995, the Company redesigned and modified its B-LAN-SM- system architecture to permit the delivery of on-demand movies and network-based Super Nintendo video games more cost-effectively to mid-size hotels. The Company believes that its ability to deliver this full array of services (in contrast to competing systems that do not offer network-based video games and require the guest to take the extra step of ordering the movie purchase by telephone) and the scalability of its system for mid-size hotels, were significant factors in the recent awarding by La Quinta Inns of its over 30,000-room account, Red Roof Inns of its over 27,000-room account and Budgetel Inns of its over 8,000-room account to the Company over other competitors. The Company believes that the mid-size hotel segment represents a large and attractive new market for the Company's services and expects that its scalable B-LAN-SM- system architecture will allow it to generate financial returns similar to those achieved by the Company in larger full-service hotels.

    "INTERNET AND OTHER INTERACTIVE SERVICES." The Company is continuing the development and implementation of Internet and other interactive services deliverable over the Company's B-LAN system, accessible by the hotel guest through the in-room television, designed to bring consumers together electronically with providers of merchandising and information services. The Company believes there may be significant opportunities to generate revenues from third-party providers of content and services who would pay the Company for access to its valuable consumer base, as well as from usage fees charged to the guests who utilize such services. The Company recently completed beta testing of an interactive, on-screen merchandising service at two hotels in New York City. Since February 1997, the Company has been testing an Internet browser at a hotel property that enables the hotel guest to access and navigate the World Wide Web from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months. The Company is reviewing other new services, such as advertiser-supported visitor information for specific cities, as well as "advertorials" and other "push media" strategies to deliver targeted product or service information directly to the consumer. The Company is evaluating these and other opportunities as well as appropriate business models that would enable the Company to maximize the return on its investment in these activities.

MARKETS AND CUSTOMERS

    LODGING MARKET. The lodging market in the United States comprises approximately 3.4 million hotel rooms. Guest pay services were introduced in the lodging market in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Virtually all hotels offer free-to-guest services as well. In 1986, certain hotels began offering their guests limited interactive services and in 1991, on-demand movies became available. Guest pay services are attractive to hotel operators because they provide an additional amenity for their guests as well as incremental revenue.

    LARGE HOTEL MARKET. The Company's primary market for guest pay services has been large hotels with over 150 rooms located in metropolitan areas in the U.S. and Canada, and the Company estimates that this market segment contains approximately 1.3 million rooms. The Company currently provides its services to large hotels that are generally part of chains such as ITT Sheraton, The Ritz-Carlton Hotel Company, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, Holiday Inn, Inter-Continental, Embassy Suites, Prince, Radisson, Westin, Hilton and Marriott. No single contract represented greater than 10% of the Company's combined guest pay and free-to-guest revenues for the twelve months ended December 31, 1996.

    MID-SIZE HOTEL MARKET. The Company is also now targeting mid-size hotels of 100 to 150 rooms as part of its guest pay marketing strategy. The Company believes that this market segment, which the Company estimates contains over 500,000 rooms, has not been broadly served by the guest pay industry because of certain diseconomies of scale resulting from the smaller average property size. In 1995, LodgeNet redesigned its interactive system, enabling the Company to deliver on-demand movies and network-based video games more cost-effectively to mid-size hotels. The Company believes that the mid-size hotel segment represents a large and attractive new market for the Company's services and expects that its scalable B-LAN-SM- system architecture will allow it to generate financial returns similar to those achieved by the Company in the large hotel market.

    FREE-TO-GUEST MARKET. Almost all of the approximately 3.4 million hotel rooms in the United States are served by some form of free-to-guest television service. Free-to-guest television typically involves a package of basic and premium programming which the hotel purchases and provides at no charge to its guests. These services can be purchased on a stand-alone basis or as part of a package which includes guest pay services. Historically, only hotels with more than 100 rooms could generally justify the expense of buying or leasing the large C-band satellite dish required to receive satellite-delivered, free-to-guest services. Smaller hotels who wanted to offer free-to-guest services generally purchased the service from local cable operators. The Company's agreement with PRIMESTAR allows LodgeNet to provide digital satellite-delivered free-to-guest television programming on a cost-effective basis to hotels with as few as 50 rooms.

    MULTI-FAMILY RESIDENTIAL MARKET. The Company believes that there are substantial opportunities for growth in the multi-family residential market. The Company believes there are approximately 26,000 apartment complexes having more than 200 units, with an aggregate of approximately 6 million multi-family residential units, in the 70 largest metropolitan areas in the United States. This represents a market that is more than three times the size of the Company's target lodging market. The Company's agreement with TCI Satellite will facilitate the expansion into this market by providing ResNet with DBS equipment and access to a DBS signal nationwide.

SERVICES AND PRODUCTS

    GUEST PAY SERVICES. The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view or per-play basis. The high-speed, two-way digital communications design of the Company's proprietary B-LAN-SM- system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based Super Nintendo video games, and a variety of other interactive services, such as folio review, video checkout, in-room printers, guest surveying, advertising and merchandising services.

    Guest pay services include in-room television viewing of recently released major motion pictures and independent films for which a hotel guest pays on a per-view basis. The Company's Guest Scheduled-SM- interactive video-on-demand service, which is provided in approximately 90% of the Company's guest pay rooms, allows a guest to choose from an expanded menu of video selections and individually start the selected video at the guest's convenience rather than restricting the guest to a predetermined start time. It has been the Company's experience that rooms having the on-demand format generate significantly greater movie revenues than comparable rooms having only the pre-scheduled format. As of December 31, 1996, the Company served over 400,000 guest pay rooms, of which nearly 359,000, or approximately 90%, featured the Company's interactive on-demand system. The Company's original scheduled guest pay service, which is provided in approximately 10% of the Company's guest pay rooms, offers guests a choice of up to nine movie titles shown at predetermined times, offering a new film approximately every half hour. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns. The system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

    In May 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo to provide hotels with a network-based Super Nintendo-Registered Trademark- video game playing system. Pursuant to this agreement, Nintendo provides the Company with access to a minimum of ten popular Super Nintendo-Registered Trademark- video games, which selection of games is updated periodically, and the Company uses its proprietary high-speed B-LAN-SM-system architecture to allow guests to play the video games over the hotel's master antenna television system. Hotel guests are charged a fee based on the amount of time they play the video games. Presently, the Company charges $5.95 per hour of play. The Company had over 322,900 rooms installed with the Super Nintendo-Registered Trademark- system as of December 31, 1996.

    The revenue generated from the guest pay service is dependent upon three factors at each location: (i) the occupancy rate at the property; (ii) the "buy rate" or percentage of occupied rooms that buy movies or video games/information services at the property; and (iii) the price of the movie, video game or service. For example, a property installed with the Company's interactive system with a 70% occupancy rate, a buy rate of 11.4% and an $8.95 movie price will generate an average of $21.71 of gross movie revenue per installed room per month, plus an average of $3.90 in additional gross revenues per month from video games and information services (assuming 30.4 days per month), resulting in total gross revenue per room per month of $25.61. Occupancy rates vary by property based on the property's competitive position within its marketplace and over time based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures available and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. Movie price levels are established by the Company and are set based on the guest mix profile at each property and overall economic conditions. Currently, the Company's movie prices are generally $7.95 or $8.95.

    The cost of installation varies depending on the size of the hotel property and the configuration of the system being installed. The average installed cost of a new on-demand guest pay room with interactive and video game services capabilities, including the headend equipment and, in some cases, televisions, is approximately $375 to $400 per room. In addition to hotel commissions and royalties paid to movie studios, operating costs of the guest pay systems include preview tapes, tape duplication, taxes, freight, insurance, personal property taxes, maintenance and data line costs. The average cost to upgrade a room from the original scheduled guest pay system to the on-demand system is approximately $75 to $175 per room, depending on the size of the movie library installed in the hotel, whether video games are provided and the configuration of the headend computer and system hardware.

    FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services allow a hotel to receive one or more satellite-distributed programming channels via a satellite earth station, which are then distributed to guest rooms over the hotel's existing master antenna system.

    Traditionally, this service has required little capital expenditure by the Company, since the earth station equipment either was provided independently by the hotel or purchased or leased from the Company. For free-to-guest services, the hotel pays the Company a fixed monthly charge per room for each programming channel selected and provides these channels to its guests free of charge. The Company generally charges $2.90 - $3.50 per room per month for each premium channel and $.15 - $.85 per room per month for each non-premium channel. Premium channels, such as HBO, Showtime and The Disney Channel, broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

    In April 1996, the Company and PRIMESTAR entered into an agreement to provide digital satellite-delivered basic and premium television services to the lodging industry. The alliance brings together PRIMESTAR's digital satellite technology and the Company's programming and marketing expertise, will enable the Company to offer the lodging industry a technologically superior and more flexible service, and will extend the market for free-to-guest services to a much broader segment of the lodging industry than can be served cost-effectively with traditional C-band satellite systems. Pursuant to the agreement with PRIMESTAR, the Company will pay PRIMESTAR a signal carriage fee for providing access to the PRIMESTAR-Registered Trademark- signal. The agreement with PRIMESTAR may be terminated by either party upon notice if certain cash flow targets are not met during any two consecutive years. The Company is responsible for the installation and servicing of all equipment required by each lodging customer to receive the PRIMESTAR-Registered Trademark- digital satellite-delivered signal. Installations began in May 1996 and approximately 50,700 rooms at 329 hotel properties had been installed through December 31, 1996. The Company intends to sell or lease such equipment to its customers and is entitled to retain all revenues associated with the sale, lease, installation and service of all such PRIMESTAR-related equipment.

    MULTI-FAMILY RESIDENTIAL SERVICES. ResNet's multi-family residential private cable system has the capacity to deliver over 100 channels, although the typical system will deliver approximately 35 to 50 channels of programming. ResNet may elect to provide from approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand and other interactive services, such as Internet access. ResNet designs a specific programming lineup for each specific multi-family residential complex, based on the particular demographic profile of that complex. These systems include basic programming services, such as CNN, ESPN, WTBS, TNT, The Discovery Channel and The Weather Channel, premium programming, such as HBO and Showtime, plus additional channels which carry local off-air stations, an electronic programming guide, a preview channel, and a bulletin board channel. Delivery of private cable television services to multi-family residential complexes involves technology similar to that used in the Company's hotel systems. The hub of each multi-family residential system is a headend, which will gather basic and premium cable television programming from a variety of sources using a combination of the DBS signal provided by TCI Satellite and off-air antennae and then redistribute these signals throughout the apartment complex using the Company's proprietary B-LAN-SM- system architecture.

    The Company estimates that the average installed cost per unit passed for basic and premium cable television services will range from approximately $500 to $700. The Company estimates that the average cost per unit passed to add scheduled pay-per-view movies and/or video on-demand movies to the basic cable system will range from $30 to $155, depending on the system configuration and the size of the movie library installed. The foregoing estimates of installation costs are forward-looking in nature and actual costs could vary based on the factors discussed elsewhere herein.

    ENTERTAINMENT HARDWARE. The Company also sells and leases entertainment hardware, including satellite earth stations, televisions and off-air signal reception and processing equipment, to the lodging industry. The Company believes that this service complements its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

OPERATIONS

    CONTRACTS. The Company provides guest pay services under contracts with lodging properties that generally run for a term of five to seven years. Under these contracts, the Company installs its system into the hotel free of charge and retains ownership of all equipment utilized in providing the service. Traditionally, the hotel provides and owns the television set; however, the Company in some cases provides televisions incorporating the Company's integrated guest pay terminal units to hotels which meet certain economic criteria. The Company's contracts generally provide that the Company will be the exclusive provider of in-room, scheduled pay-per-view or on-demand television entertainment services to the hotels, permit the Company to set the movie price and allow the Company to terminate the contract if the hotel is not meeting the Company's economic criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. The hotels collect movie viewing charges from their guests and retain a commission, generally equal to 10% to 15% of the total guest pay revenue depending upon the size and profitability of the system. At the scheduled expiration of a contract, the Company generally seeks to extend the contract on substantially similar terms. The average remaining life of the Company's current guest pay contracts is over four years, with less than 7% of these contracts coming up for renewal before 1998.

    The Company typically enters into a separate contract with each hotel for the services provided. The terms contained in the contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel.

    ResNet enters into long-term exclusive right-of-entry contracts with property owners and managers to provide cable television services to multi-family residential complexes. The lengths of term of such contracts generally run longer than those in the lodging industry. The form of agreement to be entered into with each multi-family residential property grants ResNet the right to provide cable television programming and other video services, such as video on-demand, merchandising, and access to the Internet. The property owner or manager typically receives a commission generally from 6% to 12% of subscriber revenues, depending upon the penetration rate at a particular property.

    TECHNOLOGY, PRODUCT DEVELOPMENT AND PATENTS. The Company designs and develops high quality interactive, multimedia entertainment and information systems. Because such systems utilize an open architecture, UNIX-based platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive system incorporates the Company's scalable proprietary B-LAN-SM- system architecture with commercially manufactured, readily available components and hardware such as video cassette players, modulators and computers.

    The Company's B-LAN-SM- system architecture utilizes the Company's proprietary high-speed, two-way digital communications design to process and respond to keystroke commands from the viewer very rapidly. This capability enables the Company to provide sophisticated interactive features such as network-based Super Nintendo video games and on-demand movies, and a variety of other interactive services such as folio review, video checkout, in-room printers supporting video checkout and other applications, guest surveying, advertising and shopping services. The Company recently completed beta testing of an interactive, on-screen merchandising service at two hotels in New York City. Since February 1997, the Company has been testing an Internet browser at a hotel property that enables the hotel guest to access and navigate the World Wide Web from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months.

    In the lodging industry, the Company's guest pay systems consist of equipment located within the guest room connected via a local-area cable distribution network to a headend located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held remote control and a video game controller. The in-room terminal unit may be integrated within the television set or located behind or on top of the set. Movie programming originates from video cassette players located within the headend rack and is transmitted to individual rooms over the hotel's master antenna system. Video game programs are downloaded into dedicated video game processors also located within the headend rack. The guest's keystrokes are transmitted from the room to the game processor using the Company's proprietary high-speed communications infrastructure and the video signal produced by the game processor is transmitted to the guest room over the hotel's master antenna system. Both movie and video game starts are controlled automatically by the system computer. The system computer also automatically records the purchase of a guest pay movie or video game and reports billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill.

    Although the Company's products are compatible with all brands of televisions, the Company has arrangements with Zenith Electronics Corporation, Phillips Electronics and Sony Electronics, Inc., leading suppliers of televisions to the lodging industry and other markets, who provide the Company with commercial televisions into which the Company can integrate its custom-designed circuit boards. The Company is also working with other television manufacturers to integrate the Company's systems into their commercial television sets. Integration eliminates the need for an external terminal unit and costs less than an external unit of comparable utility.

    ResNet's private cable television systems serving the multi-family residential market are based on the Company's scalable proprietary B-LAN-SM-system architecture developed for the lodging market. ResNet's private cable television system has the capacity to deliver over 100 channels, although ResNet expects that the typical system will deliver 35 to 50 channels of basic and premium programming, depending principally upon the size of the property, the length of the contract and local competitive considerations. ResNet may elect to provide from approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand and other interactive services, such as Internet access. ResNet's interactive cable television systems utilize the DBS signal provided by TCI Satellite, off-air and/or microwave receiving antennas and headend equipment which process and amplify the broadcast and cable television programming signals. These signals are then transmitted to subscribers at the property via the Company's B-LAN-SM- system architecture. The Company integrates addressable interdiction jamming technology within its proprietary system. Addressable interdiction enables the Company to control subscriber access to premium channels and other enhanced services through a computer located off-site. This capability eliminates the necessity of having to dispatch field personnel to a property to initiate, modify or terminate service and eliminates the costs associated with damage or loss of traditional set-top converters located in the subscriber's premises. As a result, the relatively high rate of subscriber turn-over in the multi-family residential market represents an additional revenue stream for the Company to be generated from "activation" and "new service" charges paid by subscribers.

    The Company designs its systems through its staff of approximately 85 software and hardware engineers and support personnel (as of December 31, 1996). Development activities are oriented toward the continued enhancement and cost reduction of the Company's system and the further development of additional interactive, multimedia entertainment and information services, such as advertising and shopping services.

    It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company owns four United States patents, has received an official notice of allowance from the U.S. Patent and Trademark Office ("USPTO") of its decision to grant another patent to the Company, and has other applications for patents pending in the USPTO dealing with various aspects of the Company's interactive multimedia systems.

    The Company uses a number of registered and unregistered trademarks for its products and services. The Company has applications for registration pending for certain of the unregistered trademarks, and those trademarks for which the Company has not sought registration are governed by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company's business, the Company has taken legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademarks are generally well recognized by consumers of its products and are associated with a high level of quality and value.

    SALES AND MARKETING. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels and marketing the Company's guest pay, video game and other interactive services to the hotel guest. The Company's sales organization consisted of approximately 50 employees as of December 31, 1996, including national account representatives, who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company has established a separate sales group responsible for sales and marketing of "PRIMESTAR by LodgeNet." The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company's headquarters.

    The Company markets its services to hotel guests by means of its Video Room Card-SM-, on-screen graphics and by in-room tent cards which contain movie and video game programming information that are placed near the television set and highlight the feature film selections of the month. In-room marketing advertisements are designed and produced by the Company's marketing department. The system also generates a "Welcome Channel," which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company's system.

    INSTALLATION AND SERVICE OPERATIONS. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company's installation and service organization consists of approximately 300 installation and service personnel in approximately 30 locations in the United States and Canada, as of December 31, 1996. The Company emphasizes the use of Company-employed installation and service personnel, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's in-house installation and service organization has responsibility for approximately 80% of the guest pay hotel rooms served by the Company. Service personnel are responsible for systems maintenance and distribution and collection of video cassettes. The Company's installation personnel prepare site surveys to determine the type of equipment to be installed at each particular hotel, install the Company's systems, train the hotel staff to operate the systems and perform preliminary quality control tests.

    The Company maintains a toll-free customer support hot line, Tech-Connect-SM-, which is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the Company's system enables the Company to identify and resolve a majority of the reported system malfunctions from the Company's service control center without visiting the hotel property. When a service visit is required, the modular design of the Company's systems permits installation and service personnel to replace defective components at the hotel site.

    In the multi-family residential market, ResNet installation supervisors and support personnel oversee and coordinate installation crews comprised of experienced subcontractors. Initially, ResNet will utilize field service and component assembly resources developed by the Company for the lodging industry.

    PROGRAMMING. In the lodging market, the Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to a master agreement with each studio. The license period and percentage fee for each movie are negotiated separately, with the studio receiving a percentage, generally ranging from 35% to 50%, of the Company's gross revenue from the movie. For recently released motion pictures, the Company typically obtains rights to exhibit the picture after the film has been in theaters, but prior to its release to the home video market or exhibition on cable television. Generally, studios make master video tapes of their movies available for duplication sufficiently in advance of the release dates for the lodging industry so that all of the Company's hotels can offer the movies as of the first date they are available for exhibition. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures and which permits the Company to duplicate the films as necessary to supply copies to its hotel sites. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns.

    The Company obtains its basic and premium cable television programming pursuant to multi-year license agreements generally containing automatic renewal provisions and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms. The Company intends to tailor the programming lineup at each multi-family residential complex based on the particular demographic profile of that complex. Cable operators and multi-channel video programming distributors such as ResNet, with certain exceptions, are prohibited from carrying the signal of a commercial television broadcast station without the broadcaster's "retransmission" consent. ResNet believes it can obtain all necessary retransmission consents in its markets.

    As part of its transaction with TCI Satellite, ResNet entered into a long-term signal availability agreement with TCI Satellite pursuant to which ResNet will be granted nationwide access to a DBS signal, such signal to be the same as that used by PRIMESTAR to transmit the PRIMESTAR-Registered Trademark-programming service (the "PRIMESTAR Signal") or the signal of a substantially comparable service. TCI Satellite is acting solely to make the DBS signal available to ResNet and is not acting as a distributor of any programming services to ResNet. ResNet must obtain its own rights, as described above, from the applicable programmers to receive and distribute such service. TCI Satellite has informed the Company that counsel for PRIMESTAR has advised TCI Satellite that its rights to distribute the PRIMESTAR Signal to private cable systems, such as ResNet, may conflict with the rights of PRIMESTAR under existing agreements between PRIMESTAR and TCI Satellite (or its affiliates). TCI Satellite has advised the Company that it believes that its transaction with ResNet and similar transactions are permitted under its agreements, and TCI Satellite has represented in its agreement with ResNet that it has all necessary rights to enter into and perform its obligations thereunder. If TCI Satellite were to lose its ability to make the PRIMESTAR Signal or a comparable signal available to ResNet, TCI Satellite is obligated to reimburse ResNet for its costs in obtaining a comparable digital signal from another source, including the cost of replacement equipment if the new digital signal is not compatible with ResNet's equipment.

    SYSTEMS PRODUCTION GROUP AND EQUIPMENT SUPPLIERS. The Company contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by the Company. The Company has found these suppliers to be dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company's systems are standard commercial products, such as video cassette players, modulators and amplifiers, that are available from multiple sources.

    The headend electronics are assembled at the Company's facilities for testing prior to shipping. The Company samples the room units at the supplier's facilities periodically for reliability. Following assembly of head-end equipment with a configuration designed specifically for a particular customer, the system is shipped to the location, where it is installed by Company-employed technicians or Company-trained subcontractors. The Company believes that its anticipated growth can be accommodated through existing suppliers.

COMPETITION

    LODGING MARKET. The Company is the second largest provider (by total number of rooms served) of interactive and cable television services to the lodging industry, currently serving over 516,000 installed hotel rooms. The Company competes on a national scale primarily with On Command Corporation ("OCC"), the successor corporation to the merger of SpectraVision, Inc. and On Command Video Corporation, and on a regional basis with certain other smaller entities. Based upon publicly available information, the Company estimates that OCC currently serves approximately 900,000 hotel rooms. The aforementioned merger combined two of the largest providers of cable television services in the lodging industry based on the aggregate number of rooms served. The Company historically competed against these two companies prior to the merger and believes that it will be able to compete in the same manner against the newly combined entity.

    OCC and DirecTV, Inc. ("DirecTV") have entered into an agreement pursuant to which OCC will deliver free-to-guest television programming using DirecTV's DBS signal. The Company believes that its agreement with PRIMESTAR will allow it to provide comparable services to OCC on a competitive basis.

    There are also a number of potential competitors that could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including franchised cable operators, wireless cable operators, telecommunications companies and DBS providers. Some of these potential competitors are already providing free-to-guest services to the lodging industry and have announced plans to offer guest pay services. Some of these companies may have substantially greater financial and other resources than the Company.

    Competition with respect to new guest pay contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are: (i) the features and benefits of the entertainment systems; (ii) the quality of the vendor's technical support and maintenance services; (iii) the financial terms and conditions of the proposed contract (including payments to the hotel); and (iv) the ability to complete system installation in a timely and efficient manner. In addition, with respect to hotel properties already receiving in-room entertainment services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.

    The Company believes that its competitive advantages include: (i) its proprietary B-LAN-SM- system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies and network-based Super Nintendo-Registered Trademark- video games; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies as they become commercially available and economically viable; (iii) high quality customer support and nationwide field service operations; and (iv) an experienced management team and professional and well-trained sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

    Because of the high level of penetration in the large hotel segment of the lodging industry already achieved by guest pay providers, most of the growth opportunities in this market segment have traditionally involved securing contracts to serve hotels that are served by a competing vendor. An incumbent provider may have certain information and installation cost advantages as compared to outside competitors. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains. The Company believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the guest pay provider. Even if it were able to do so, the Company may not always be willing to match the incentives provided by its competitors, some of which have greater access to financial and other resources than the Company. Because free-to-guest service providers generally have substantially comparable access to the satellite delivered programming that comprises the free-to-guest services, competition in this segment has been based primarily on price and customer service.

    While the Company believes that its proprietary B-LAN-SM- system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company's system. In order to broaden its market opportunities, the Company redesigned its system to permit the delivery of on-demand movies and network-based video games to mid-size hotels of 100 to 150 rooms, a market segment the Company believes has been historically underserved by guest pay providers. There can be no assurance that the Company will be successful in this market segment or that competitors will not develop a cost-effective system that would allow them to target this market segment. Further, there can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

    Although in the free-to-guest market the local franchised cable operator in a hotel's market may have a substantial market presence, such operators typically offer the hotel owner only standard packages of programming developed for the residential market and not the lodging market, and at a fixed price per room based on all the channels provided. The Company competes with the franchised cable operator for free-to-guest contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room. The Company believes that its agreement with PRIMESTAR to deliver the PRIMESTAR DBS signal to the lodging industry will enable it to compete more effectively in the free-to-guest area and to extend this market segment to smaller sized properties that historically could not be cost-effectively served with the more expensive traditional C-band technology.

    Competitive pressures in the guest pay and free-to-guest segments could result in reduced market share for the Company, higher hotel commissions, lower margins and increased expenditures on marketing, product development and systems installation, each of which could adversely affect the Company's financial condition and operating results.

    MULTI-FAMILY RESIDENTIAL MARKET. The provision of cable television services to the MDU market is highly competitive and competition is expected to increase. The Company anticipates that the primary competitors in each of its markets will include SMATV operators, wireless cable operators, DBS providers, as well as local franchised cable operators. The Company believes that the largest private cable competitors are OpTel, Inc., CablePlus and ICS Communications, Inc. However, the most substantial competitor for ResNet in each of its markets is expected to be the local franchised cable operator, most of whom have substantially greater resources than the Company and ResNet. Many of ResNet's competitors also have brand names that may be more recognizable to consumers than those of the Company and ResNet, and that may provide such competitors certain competitive advantages. Further, a growing number of companies have begun to market, or have announced plans to market, packages of services that are considerably more extensive than those currently offered by the Company.

    ResNet's success in this market will depend in large part upon its ability to secure a significant number of long-term exclusive right-of-entry contracts with property owners or managers. These contracts generally involve a revenue sharing arrangement with the property owner or manager. Certain of ResNet's competitors have significantly greater financial resources and may offer property owners and managers more lucrative financial arrangements than ResNet may be able or willing to offer. As residents of the high-quality MDUs that are targeted by the Company come to expect a wider selection of cable, interactive video and telecommunications services, property owners may be inclined to enter into ROE contracts with companies that can offer such a selection. Increasing competition among such providers for right of entry contracts could result in greater financial incentives being offered to property owners, thereby adversely affecting the financial return expected to be realized by ResNet from such contracts. The Company believes that ResNet's competitive advantages include (i) the broad range of features and services made possible by the Company's proprietary B-LAN-SM- system architecture, (ii) the Company's experience and capabilities in conducting nationwide installation and field service operations, and (iii) the availability of the DBS signal and DBS equipment provided by TCI Satellite at a lower cost than traditional C-band satellite signals and equipment.

REGULATION

    TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act of 1996 (the "Act") is intended, in part, to promote substantial competition for telephone and video services and will alter federal, state and local laws and regulations regarding telecommunications providers and services. The Act generally removes previous restrictions preventing cable firms, telephone companies, long distance carriers and public utilities from entering into certain new markets, removes many cross-ownership restrictions and modifies rate regulations applicable to franchised cable operators. In particular, the Act authorizes local telephone companies to provide video programming directly to subscribers in their service areas and eliminates the requirement that "private cable" operators serve only buildings "under common ownership, management or control," but preserves the requirement that such operations not use closed transmission paths to cross public rights-of-way. The Act also permits franchised cable operators to offer bulk discounts to multiple dwelling units; provided, however, that such discounts may not constitute "predatory pricing." Prior to the adoption of the Act, franchised cable operators were subject to a uniform rate requirement which generally prohibited such bulk discounts. There are numerous rulemakings that have and are still being undertaken by the FCC which will interpret and implement the provisions of the Act. It is anticipated that the Act will stimulate increased competition generally in the telecommunications and cable industries which may adversely impact the Company. No assurance can be given that changes in current or future laws or regulations adopted by the FCC or state or local regulatory authorities would not have a material adverse effect on the Company's business.

    It is premature to predict the effect of the Act on the cable and telecommunications industries in general or the Company in particular. The Company's business may be adversely affected by the entry of additional competitors in the multichannel video programming distribution market. In part, the Company's competitiveness also will depend upon the outcome of various FCC rulemaking proceedings to interpret and implement the provisions of the Act. It is not possible at this time to predict the outcome of those rulemaking proceedings or their effect on the Company.

    CABLE TELEVISION REGULATION. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), and the Act, governs the regulation of "cable systems." The law defines a "cable system" as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel or MDU complex or transmits cable signals from microwave transmitters to each separate property, and those systems do not use public rights-of-way. Thus, with respect to its private cable systems, the Company is not required to comply with many of the FCC's rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

    As a "multichannel video programming distributor" ("MVPD"), however, the Company is subject to various provisions of the Communications Act of 1934, as amended. Laws and regulations applicable to MVPDs generally apply to the Company. These include laws and regulations that benefit the Company, such as provisions that ensure the Company access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject the Company to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signals over the Company's systems.

    CABLE AND TELEPHONE WIRING. Although the majority of the states currently do not prohibit exclusive right-of-entry contracts, current trends at the state and federal levels, if they continue, may render the legality of such exclusivity provisions uncertain. Several states have enacted, and additional states are expected to enact, mandatory access statutes that require MDU owners to grant a cable franchisee access to its buildings in order to offer cable services to tenants that want to receive the franchisee's service. The FCC also has initiated rulemaking proceedings to consider, among other issues, whether to adopt uniform regulations governing cable and telephone inside wiring, and the appropriate treatment of inside wiring in MDUs. In addition, the FCC has initiated a rulemaking proceeding to determine whether to prohibit restrictions against the placement on rental property of devices designed for over-the-air reception of television broadcast signals, multichannel multipoint distribution services, or DBS services. The regulations that the FCC ultimately adopts could affect the Company's continued ability to enter into or enforce exclusive contracts, as well as its access to inside wiring used to provide telephony and video programming services.

    SIGNAL CARRIAGE. Private cable operators, with certain exceptions, are prohibited from carrying the signal of a commercial television broadcast station without the broadcaster's "retransmission" consent. If the cable operator and the broadcaster fail to reach an agreement on terms and conditions for retransmission, the cable operator is prohibited from carrying the broadcaster's signal. Although there can be no assurance, the Company believes it has obtained and will continue to obtain all necessary retransmission consents in its markets.

    CROSS-OWNERSHIP. In order to encourage competition in the provision of video programming, the Cable Act generally prohibits a franchised cable operator not subject to "effective competition" from holding a license for a multichannel multipoint service or from offering SMATV service separate and apart from any franchised cable service, in any portion of the franchise area served by the cable operator's cable system.

    Under current interpretations of FCC rules and regulations implementing the foregoing provisions, TCI Satellite may be prevented from acquiring a 5% or greater interest in ResNet and consequently would be unable to exercise its conversion rights under the TCI Convertible Loan or the TCI Option. TCI Satellite is required to convert the TCI Convertible Loan into an equity interest in ResNet at such time as conversion would not violate the aforementioned FCC restriction. TCI Satellite has advised the Company that it may seek a formal interpretive letter or waiver by the FCC with respect to the acquisition of a further interest in ResNet.

    MICROWAVE LICENSING. Where appropriate the Company's or ResNet's systems may use 18 GHz microwave relays to link more than one hotel or MDU complex to a single headend without using public rights-of-way. The FCC has the power to issue, revoke, modify, and renew licenses within the radio frequency spectrum utilized by the Company or ResNet for microwave relays. The FCC also may approve changes in the ownership of such licenses. The Company and ResNet have obtained all necessary FCC authorizations to operate their microwave relays. There can be no assurance, however, that the Company and/or ResNet will continue to be able to retain or obtain such authorizations in the future or that existing authorizations will be renewed.

    CABLE ENTRY INTO TELECOMMUNICATIONS. The Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The Act further provides that the cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from the local franchising authority for such services. The Act prohibits local franchising authorities from requiring cable operators to provide telecommunications services or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that local franchising authorities can seek "institutional networks" as part of franchise negotiations. The law also provides that, when cable operators provide telecommunications services, local franchising authorities may require reasonable, competitively neutral compensation for management of the public rights-of-way.

    TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The Act allows telephone companies to compete directly with franchised and private cable operators by repealing the previous telephone company-cable cross-ownership ban and replacing the FCC's video dialtone regulations with an "open video system" ("OVS") plan by which local exchange carriers can provide cable service in their telephone service area. The FCC has adopted regulations prohibiting an OVS operator from discriminating among programmers and ensuring that OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, those regulations prohibit a local exchange carrier, OVS operator or its affiliates from occupying more than one-third of a system's activated channels when demand for channels exceeds supply, although there are no numeric limits. Additional OVS regulations include rules governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndicated exclusivity regulations; and controlling the positioning of programmers on menus and program guides. Local franchising authorities may require OVS operators to pay "franchise fees" only to the extent that the OVS provides or its affiliates provide cable services over the OVS; such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item. OVS operators are subject to local franchising authorities' general right-of-way management regulations.

    ELECTRIC UTILITY ENTRY INTO CABLE AND TELECOMMUNICATIONS. The Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Large utility holding companies may become significant competitors to both cable television and other telecommunications providers.

    COPYRIGHT LICENSING. Both private and franchise cable systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a blanket license to retransmit broadcast signals. Bills have been introduced in Congress over the past several years that would eliminate or modify the cable compulsory license. Without the compulsory license, cable operators such as the Company might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between the television stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

    The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the video programming industry. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees, the manner in which private cable operators and other video programming distributors operate. The Company cannot estimate the outcome of these proceedings or their impact upon its operations at this time.

EMPLOYEES

    As of December 31, 1996, the Company had 584 employees in the United States and Canada. None of these employees is covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

ITEM 2--PROPERTIES

    The Company's present headquarters and principal executive offices are located in Sioux Falls, South Dakota. This facility is leased from an unaffiliated third party pursuant to a lease which expires on July 31, 1997 (with month-to-month extensions thereafter, at the option of the Company), contains approximately 24,000 square feet, and houses the Company's executive, administrative and operational functions. The Company leases four additional facilities in Sioux Falls from unaffiliated third parties, including a warehouse and assembly facility (approximately 15,000 square feet) and three office facilities for administrative and support personnel (approximately 30,000 square feet in total). The Company also owns an office building in Sioux Falls containing approximately 8,000 square feet which previously served as the Company's headquarters and is currently used in the Company's operations.

    The Company leases ten facilities, in various other locations, from unaffiliated third parties. One, located in Dallas, Texas, is an office facility for sales and sales-support personnel. The remaining nine are combination warehouse/office facilities for installation and service operations and are located in Atlanta, Georgia; Honolulu, Hawaii; Las Vegas, Nevada; Cleveland, Ohio; Buffalo, New York; Los Angeles and San Francisco, California; Tampa, Florida; and Toronto, Ontario, Canada. Each of these facilities occupies less than 3,500 square feet.

    In June 1996, the Company acquired an approximately 22.6 acre parcel of land in Sioux Falls for a purchase price of approximately $339,000 and in September 1996 entered into a contract for the construction of the Company's National Headquarters and Distribution Center. Construction of the approximately $15 million facility began in September 1996 and is expected to be completed in September 1997. The National Headquarters and Distribution Center will occupy approximately 228,500 square feet including approximately 116,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The National Headquarters and Distribution Center will allow the Company to consolidate all of its local operations into a single, multipurpose facility and is designed to enhance the operational efficiency and to facilitate any necessary future expansions needs of the Company. The Company believes that the site of its National Headquarters and Distribution Center is sufficient to accommodate its foreseeable local operational space requirements.

ITEM 3--LEGAL PROCEEDINGS

    On February 16, 1995, OCC filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin on September 29, 1997. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe that the Company has a number of defenses available which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

    The Company is subject to other litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such other litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of its initial public offering. As of March 12, 1997, there were outstanding 11,208,369 shares of the Company's Common Stock.

    The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.

QUARTER ENDED                                                                  HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
March 31, 1995.............................................................  $    9.25  $    7.00
June 30, 1995..............................................................  $    9.24  $    6.63
September 30, 1995.........................................................  $   12.25  $    8.50
December 31, 1995..........................................................  $   13.00  $    9.50

March 31, 1996.............................................................  $   14.25  $    9.00
June 30, 1996..............................................................  $   15.25  $   11.50
September 30, 1996.........................................................  $   14.25  $    9.75
December 31, 1996..........................................................  $   18.00  $   11.75

    On March 12, 1997, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $14.25. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 12, 1997, there were 147 stockholders of record of the Company with approximately 95% of the shares held in "street name". The Company estimates that as of March 12, 1997 there were more than 3047 stockholders of the Company.

DIVIDENDS

    No dividends have been paid to date on the Common Stock of the Company. Management of the Company does not intend to pay any cash dividends on Common Stock of the Company in the foreseeable future, rather, it is expected that the Company will retain earnings to finance its operations and growth. The terms and conditions of the Company's 10.25% Senior Notes and of the Company's Revolving Facility (See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein) both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.

RIGHTS PLAN

    On February 28, 1997, the Board of Directors of the Company authorized and adopted a stockholder rights plan ("Rights Plan"). The Rights Plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for the Company is received that is either inadequate or not in the best interest of all stockholders. The Rights Plan had been under consideration by the Board of Directors for almost a year and is in a form recommended by the Company's outside legal counsel and financial advisors, which form is similar to that adopted by many other public companies.

    Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one "Right" for each outstanding share of common stock, par value $.01 per share (the "Common Stock") of the Company to stockholders of record at the close of business on March 10, 1997 (the "Record Date"). In general, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a price of $60.00 (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in a Rights Agreement (the "Rights

Agreement") between the Company and Harris Trust and Savings Bank, as "Rights Agent". The following summary description of the Rights and the terms of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement attached as an exhibit hereto.

    Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earliest of (i) a public announcement that a person, entity or group of affiliated or associated persons and/or entities (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) ten days (unless such date is extended by the Board of Directors ) following the commencement of (or a public announcement of an intention to make) a tender offer or exchange offer which would result in any person, entity or group affiliated or associated persons and/or entities becoming an Acquiring Person.

    Until the Distribution Date the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate together with a Summary of Rights. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with Common Stock certificates. From as soon as practicable after the Record Date and until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuance of the Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Stock outstanding as of the Record Date (with or without the Summary of Rights attached) will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date, and the separate Rights Certificates alone will evidence the Rights.

    The Rights are not exercisable until the Distribution Date. The Rights will expire on the earliest of (i) February 28, 2007, (ii) consummation of a merger transaction with a Person or group who acquired Common Stock pursuant to a Permitted Offer (as defined below), and is offering in the merger the same price per share and form of consideration paid in the Permitted Offer, or (iii) redemption or exchange of the Rights by the Company as described below.

    The number of Rights associated with each share of Common Stock shall be proportionately adjusted to prevent dilution in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock. The Purchase Price payable, and the number of share of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for Preferred Stock, certain convertible securities or securities having the same or more favorable rights, privileges and preferences as the Preferred Stock at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends out of earning or retained earnings) or of subscription rights or warrants (other than those referred to above). With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.

    In the event that, after the first date of public announcement by the Company or an Acquiring Person that an Acquiring Person has become such, the Company is involved in a merger or other business combination transaction (whether or not the Company is the surviving corporation) or 50% or more of the

Company's assets or earning power are sold (in one transaction or a series of transactions), proper provision shall be made so that each holder of a Right (other than an Acquiring Person) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of share of common stock of either the Company, in the event that it is the surviving corporation of a merger or consolidation, or the acquiring company (or, in the event there is more than one acquiring company, the acquiring company receiving the greatest portion of the assets or earning power transferred) which at the time of such transaction would have a market value of two times the Purchase Price (such right being called the "Merger Right"). In the event that a Person becomes the beneficial owner of 15% or more of the outstanding shares of Common Stock (unless pursuant to a tender offer or exchange offer for all outstanding shares of Common Stock at a price and on terms determined prior to the date of the first acceptance of payment for any of such shares by at least a majority of the members of the Board of Directors who are not officers of the Company and are not Acquiring Persons or Affiliates or Associates thereof to be both adequate and otherwise in the best interests of the Company and its stockholders (a "Permitted Offer")), then proper provision shall be made so that each holder of a Right will for a 60-day period (subject to extension under certain circumstances) thereafter have the right to receive upon exercise that number of shares of Common Stock (or, at the election of the Company, which election may be obligatory if sufficient authorized shares of Common Stock are not available, a combination of Common Stock, property, other securities (e.g., Preferred Stock) and/or a reduction in the exercise price of the Right) having a market value of two times the Purchase Price (such right being called the "Subscription Right"). The holder of a Right will continue to have the Merger Right whether or not such holder exercises the Subscription Right. Notwithstanding the foregoing, upon the occurrence of any of the vents giving rise to the exercisability of the Merger Right or the Subscription Right, any Rights that are or were at any time after the Distribution Date owned by an Acquiring Person shall immediately become null and void.

    At any time prior to the earlier to occur of (i) a Person becoming an Acquiring Person or (ii) the expiration of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"), which redemption shall be effective upon the action of the Board of Directors. Additionally, the Company may thereafter redeem the then outstanding Rights in whole, but not in part, at the Redemption Price (i) if such redemption is incidental to a merger or other business combination transaction or series of transactions involving the Company but not involving an Acquiring Person or certain related Persons or (ii) following an event giving rise to, and the expiration of the exercise period for, the Subscription Right if and for as long as the Acquiring Person triggering the Subscription Right beneficially owns securities representing less than 15% of the outstanding shares of Common Stock and at the time of redemption there are no other Acquiring Persons. The redemption of Rights described in the preceding sentence shall be effective only as of such time when the Subscription Right is not exercisable, and in any event, only after ten business days' prior notice. Upon the effective date of the redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

    Subject to applicable law, the Board of Directors, at its option, may at any time after a Person becomes an Acquiring Person (but not after the acquisition by such Person of 50% or more of the outstanding Common Stock), exchange all or part of the then outstanding and exercisable Rights (except for Rights which have become void) for shares of Common Stock at a rate of one share of Common Stock per Right or, alternatively, for substitute consideration consisting of cash, securities of the Company or other assets (or any combination thereof).

    The Preferred Stock purchasable upon exercise of the Rights will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock). If issued, each share of Preferred Stock will have a preferential quarterly dividend in an amount equal to 1,000 times the dividend, if any, declared on each share of Common Stock, but in no event less than $25.00. In the event of liquidation, the holders of shares of Preferred Stock will receive a preferred liquidation payment equal to the greater of $1,000.00 or 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the shares of Common Stock. The rights of the Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions. Fractional shares of Preferred Stock will be issuable; however, (i) the Company may elect to distribute depositary receipts in lieu of such fractional share and
(ii) in lieu of fractional shares other than fractions that are multiples of one one-thousandth of a share, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

    Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company and the Rights Agent retain broad authority to amend the Rights Agreement; however, following any Distribution Date any amendment may not adversely affect the interests of holders of Rights.

ITEM 6--SELECTED FINANCIAL DATA

    The following is a summary of Selected Financial Data. The data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein. Dollar amounts are in thousands, except for per share and per room amounts.

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1992       1993       1994       1995        1996
                                                            ---------  ---------  ---------  ---------  ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Guest Pay...............................................  $  13,828  $  21,471  $  29,927  $  50,758  $   84,504
  Free-to-guest...........................................      6,125      7,478      8,397      8,060       8,645
  Other...................................................      4,098      2,363      2,070      4,395       4,572
                                                            ---------  ---------  ---------  ---------  ----------
    Total revenues........................................     24,051     31,312     40,394     63,213      97,721
Direct costs..............................................     12,827     14,848     18,181     28,910      44,379
                                                            ---------  ---------  ---------  ---------  ----------
Gross profit..............................................     11,224     16,464     22,213     34,303      53,342
Operating expenses........................................     13,238     16,425     24,573     36,741      58,428
                                                            ---------  ---------  ---------  ---------  ----------
Operating income (loss)...................................     (2,014)        39     (2,360)    (2,438)     (5,086)
Interest expense..........................................      1,783      2,096        966      4,522       8,243
                                                            ---------  ---------  ---------  ---------  ----------
Loss before income tax and extraordinary loss.............     (3,797)    (2,057)    (3,326)    (6,960)    (13,329)
Provision for income taxes................................     --         --         --             66          28
                                                            ---------  ---------  ---------  ---------  ----------
Loss before extraordinary loss............................     (3,797)    (2,057)    (3,326)    (7,026)    (13,357)
Extraordinary loss (1)....................................     --         --          1,324     --           3,253
                                                            ---------  ---------  ---------  ---------  ----------
Net loss..................................................     (3,797)    (2,057)    (4,650)    (7,026)    (16,610)
Cumulative preferred dividends............................      1,872      1,557     --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
Net loss attributable to Common Stock.....................  $  (5,669) $  (3,614) $  (4,650) $  (7,026) $  (16,610)
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
OTHER DATA:
EBITDA (2)................................................  $   3,471  $   7,215  $   9,301  $  15,898  $   24,729
EBITDA margin (2).........................................       14.4%      23.0%      23.0%      25.1%       25.3%
Capital expenditures......................................  $  18,044  $  14,311  $  43,521  $  51,497  $   85,258
Depreciation and amortization.............................      5,486      7,176     11,661     18,336      29,815
Annualized EBITDA (3).....................................      4,676      7,990     11,250     18,246      27,290
Ratio of earnings to fixed charges (4)....................     --         --         --         --          --
Ratio of long-term debt to annualized EBITDA (3)..........      6.31x       .75x      2.49x      3.15x       6.57x
Ratio of EBITDA to interest expense (2)...................      1.95x      3.44x      9.63x      3.52x       3.00x

OPERATING DATA:
Guest Pay rooms served (5)
  On-demand...............................................     21,871     59,169    119,680    209,487     358,842
  Scheduled...............................................     81,294     77,650     65,351     58,720      41,403
                                                            ---------  ---------  ---------  ---------  ----------
    Total Guest Pay rooms.................................    103,165    136,819    185,031    268,207     400,245
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Rooms with Super Nintendo-Registered Trademark- game
  systems (5).............................................     --            225     69,806    163,879     322,903
Free-to-guest rooms served (5)............................    176,651    191,893    220,534    249,779     294,882
Total rooms served (5) (6)................................    227,697    267,171    314,184    388,088     516,348
Average monthly revenue per Guest Pay room:
  Movie revenue...........................................  $   13.00  $   14.68  $   15.03  $   17.08  $    18.38
  Video game/information services.........................        .27        .39       1.01       2.21        2.93
                                                            ---------  ---------  ---------  ---------  ----------
    Total.................................................  $   13.27  $   15.07  $   16.04  $   19.29  $    21.31
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------

                                                                            AS OF DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1992       1993       1994        1995        1996
                                                          ---------  ---------  ---------  ----------  ----------
BALANCE SHEET DATA:
  Cash and cash equivalents.............................  $      92  $  12,256  $   4,302  $    2,252  $   86,177
  Total assets..........................................     42,238     64,300     88,265     125,507     279,768
  Long-term debt........................................     29,500      6,000     28,000      57,497     179,233
  Redeemable preferred stock (7)........................     13,519     --         --          --          --
  Total stockholders' equity (deficit)..................     (7,272)    52,665     47,942      42,726      75,552

------------------------

(1) In 1994--loss on early termination of the Company's bank credit facility of $1.3 million. In 1996--loss on early redemption of 9.95% and 10.35% Senior Notes of $3.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


(2) EBITDA means earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.


(3) "Annualized EBITDA" represents the sum of the quarterly EBITDA for the two most recently completed fiscal quarters multiplied by two.

(4) Earnings is defined as net loss before income taxes, extraordinary items and fixed charges, except where capitalized. Fixed charges is defined as the portion of rental expense under operating leases representing interest, and interest, including amortization of debt expense, whether expensed or capitalized. Earnings were insufficient to cover fixed charges for the years ended December 31 by the amounts indicated: 1992--$(3,797); 1993--$(2,057); 1994--$(3,326); 1995--$(6,690); and 1996-- $(13,329).

(5) At end of year.

(6) Total rooms served include those rooms receiving one or more of the Company's services.

(7) Includes cumulative preferred dividends payable.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS IN ITEM 1, INCLUDING CERTAIN STATEMENTS UNDER THE HEADINGS "OVERVIEW", "BUSINESS STRATEGY", "STRATEGIC INITIATIVES", "SERVICES AND PRODUCTS", "OPERATIONS", "COMPETITION" AND "REGULATION", IN ITEM 3 UNDER THE HEADING "LEGAL PROCEEDINGS", AND IN ITEM 7 UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THE FOREGOING SECTIONS, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

                                    OVERVIEW

    The Company provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging and multi-family residential unit markets utilizing its proprietary B-LAN-TM- system architecture.

LODGING SERVICES

    GUEST PAY SERVICES. The Company's Guest Pay services include Guest Scheduled-SM- on-demand movies, network-based Super
Nintendo-Registered Trademark- video games and other interactive entertainment and information services for which the hotel guest pays on a per-view or per-play basis. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand guest pay service. It has been the Company's experience that rooms featuring the "on-demand" guest pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format. The following table sets forth information in regard to guest pay rooms installed as of December 31:

                                             1994                  1995                  1996
                                     --------------------  --------------------  --------------------
                                       ROOMS        %        ROOMS        %        ROOMS        %
                                     ---------  ---------  ---------  ---------  ---------  ---------
Scheduled..........................     65,351       35.3     58,720       21.9     41,403       10.3
On-demand..........................    119,680       64.7    209,487       78.1    358,842       89.7
                                     ---------  ---------  ---------  ---------  ---------  ---------
    Total..........................    185,031      100.0    268,207      100.0    400,245      100.0
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------

    The Company's guest pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, guest pay buy rates, hotel occupancy rates, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary direct costs of providing guest pay services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, generally ranging from 35% to 50% of the Company's gross revenues derived from each picture, (ii) nominal one-time license fees paid for independent films, which are duplicated by the Company for distribution to its operating sites, (iii) license fees for video games and other services, and (iv) the commission retained by the hotel, generally 10% to 15% of gross revenues, depending on the services provided and other factors. Guest pay operating expenses include costs of system maintenance and support, in-room marketing, video tape duplication and distribution, data retrieval, insurance and personal property taxes.

    The Company also provides video games and interactive multimedia entertainment and information services through its guest pay systems. Services include folio review, video check-out and guest satisfaction surveys. In 1993 the Company entered into a seven-year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark- video game playing system. The following table sets forth the number of guest pay rooms with game systems installed as of December 31:

                                                                  1994       1995       1996
                                                                ---------  ---------  ---------
Super Nintendo-Registered Trademark- game systems rooms.......     69,806    163,879    322,903

    FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. For free-to-guest services the hotel pays the Company a fixed monthly charge per room for each programming channel provided. Such monthly charges range generally from $2.90 to $3.50 per room per month for premium channels and from $.15 to $.85 per room per month for non-premium channels. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room, which ranges generally from 75% to 80% of revenues for such services, depending on incentive programs in effect from time to time from the programming networks. In April 1996, the Company entered into an agreement with PRIMESTAR pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company will pay a fee to PRIMESTAR for access to the PRIMESTAR signal, which will enable the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems. The following table sets forth the number of free-to-guest rooms served as of December 31:

                                                                 1994       1995       1996
                                                               ---------  ---------  ---------
Free-to-guest rooms..........................................    220,534    249,779    294,882

RESIDENTIAL SERVICES

    In January 1996, the Company formed ResNet for the purpose of extending the Company's proprietary B-LAN-TM- system architecture and operational expertise into the Multi-family Residential Unit ("MDU") market. In February 1996, ResNet entered into an exclusive agreement with GE ResCom, an affiliate of General Electric Co. and a leading provider of private telephony services to the MDU market, under which GE ResCom's sales force will exclusively market ResNet's video and cable services to MDUs nationwide. In October 1996, TCI Satellite, an affiliate of TCI, agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to DBS signals for the MDU market on a nationwide basis.

    The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996, but its operations did not have a material effect on the consolidated results of operations of the Company for 1996.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUE ANALYSIS

    The Company's total revenue for 1996 increased 54.6%, or $34.5 million, in comparison to 1995. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

                                                             1996                    1995
                                                    ----------------------  ----------------------
                                                               PERCENT OF              PERCENT OF
                                                                  TOTAL                   TOTAL
                                                     AMOUNT     REVENUES     AMOUNT     REVENUES
                                                    ---------  -----------  ---------  -----------
Guest Pay.........................................  $  84,504        86.5   $  50,758        80.2
Free-to-guest.....................................      8,645         8.8       8,060        12.8
Other.............................................      4,572         4.7       4,395         7.0
                                                    ---------       -----   ---------       -----
    Total.........................................  $  97,721       100.0   $  63,213       100.0
                                                    ---------       -----   ---------       -----
                                                    ---------       -----   ---------       -----

    GUEST PAY SERVICES. Guest Pay revenues increased 66.5%, or $33.7 million, in 1996 as compared to 1995. This increase is attributable to (i) a 50.7% increase in the average number of installed guest pay rooms, all of which were installed with the Company's on-demand technology, and (ii) a 10.5% increase in average monthly revenue per guest pay room. The following table sets forth information with respect to guest pay rooms for the years ended December 31:

                                                                               1996       1995
                                                                             ---------  ---------
Average monthly revenue per room:
  Movie revenue............................................................  $   18.38  $   17.08
  Video game and information service revenue...............................       2.93       2.21
                                                                             ---------  ---------
    Total per Guest Pay room...............................................  $   21.31  $   19.29
                                                                             ---------  ---------
                                                                             ---------  ---------
For all Guest Pay rooms:
  Movie buy rates..........................................................      10.7%      10.1%
  Average movie price......................................................  $    8.26  $    8.28
  Average hotel occupancy rate.............................................      69.4%      69.0%
For on-demand Guest Pay rooms:
  Movie buy rates..........................................................      11.4%      11.2%
  Average movie price......................................................  $    8.28  $    8.34
  Average hotel occupancy rate.............................................      70.0%      69.8%

    Average movie revenue per room, for all guest pay rooms, was favorably impacted by a combination of higher average buy rates and higher average occupancies, all in comparison to the comparable period in the previous year, and by the comparative increase in the proportion of on-demand rooms. It has been the Company's experience that buy rates are higher in rooms featuring the on-demand service than in those rooms with the scheduled service. The comparative increase in buy rates, for both all and on-demand guest pay rooms, is attributed to a relatively more popular selection of newly-released major motion pictures in 1996 as compared to 1995. The slight decrease in average movie prices for both all and on-demand rooms between the comparative periods is the result of an increase in the proportion of limited service hotel rooms in the installed room base, in which rooms movie prices are generally $7.95. The Company's movie prices were generally $7.95 or $8.95 during the periods.

    Average video game and information service revenue per room, for all guest pay rooms, increased primarily as a result of the increase in the number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.26 and $1.70 during the years ended December 31, 1996 and 1995, respectively.

    FREE-TO-GUEST SERVICES. Free-to-guest revenues increased 7.3%, or $585,000, in 1996 as compared to 1995. The comparative increase in revenues resulted from the 18.1% increase in the number of installed free-to-guest rooms since December 31, 1995, which installed room increase mitigated a decline in per-room revenues resulting from a relatively lower proportion of rooms receiving premium services in the current period.

    OTHER. Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $177,000, or 4.0% in 1996 as compared to 1995, all of which increase was attributable to sales of systems and equipment to foreign licensees.

EXPENSE ANALYSIS

    DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                                                                            1996       1995
                                                                          ---------  ---------
Direct costs:
  Guest Pay.............................................................  $  34,283  $  19,053
  Free-to-guest.........................................................      6,482      6,117
  Other.................................................................      3,614      3,740
                                                                          ---------  ---------
                                                                          $  44,379  $  28,910
                                                                          ---------  ---------
                                                                          ---------  ---------
Gross profit margin:
  Guest Pay.............................................................      59.4%      62.5%
  Free-to-guest.........................................................      25.0%      24.1%
  Other.................................................................      21.0%      14.9%
  Composite.............................................................      54.6%      54.3%

    Guest Pay direct costs increased 79.9%, or $15.2 million, in 1996 as compared to the prior year. Since guest pay direct costs (primarily studio and other license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of guest pay revenue, such costs increased from 37.5% in 1995 to 40.6% in 1996. The relative increase in guest pay direct costs (as a percentage of revenue), in 1996 as compared to the prior year, reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures and substantially increased video game revenue in the guest pay revenue mix, which increases were mitigated by a slight decrease in hotel commissions.

    Free-to-guest direct costs increased 6.0% to $6.5 million in 1996 from $6.1 million in the prior year. As a percentage of free-to-guest revenue, free-to-guest direct costs decreased to 75.0% in 1996 from 75.9% in the prior year. The slight decrease in free-to-guest direct costs (as a percentage of revenue) reflected the effect of price increases for certain programming.

    Direct costs associated with other revenue decreased 3.4%, or $126,000, in 1996 as compared to the prior year. As a percentage of related revenues, such direct costs decreased to 79.0% of other revenue in 1996 versus 85.1% in 1995, reflecting the effect of increased system and equipment sales, which have slightly higher margins than the other sources of other revenue.

    The Company's overall gross profit increased 55.5%, or $19.0 million, to $53.3 million in 1996 on a 54.6% increase in revenues in comparison to the prior year. The Company's overall gross profit margin was 54.6% in 1996 and 54.3% for the prior year.

    OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

                                                              1996                      1995
                                                    ------------------------  ------------------------
                                                                PERCENT OF                PERCENT OF
                                                                   TOTAL                     TOTAL
                                                     AMOUNT      REVENUES      AMOUNT      REVENUES
                                                    ---------  -------------  ---------  -------------
Operating expenses:
  Guest Pay operations............................  $  15,032        15.4%    $   9,767        15.5%
Selling and marketing.............................      2,708         2.8%        1,871         3.0%
General and administrative........................     10,873        11.1%        6,767        10.7%
Depreciation and amortization.....................     29,815        30.5%       18,336        29.0%
                                                    ---------         ---     ---------         ---
    Total operating expenses......................  $  58,428        59.8%    $  36,741        58.2%
                                                    ---------         ---     ---------         ---
                                                    ---------         ---     ---------         ---

    Guest Pay operations expenses increased 53.9%, or $5.3 million, in 1996 from $9.8 million in the previous year. Such increase is primarily attributable to the 50.7% increase in average installed Guest Pay rooms in 1996 as compared to 1995. Per average installed guest pay room, such expenses averaged $3.79 per month in 1996 as compared to $3.71 per month in 1995, primarily reflecting increased marketing, service and support costs and property taxes.

    Selling and marketing expenses increased 44.7%, or $837,000, in 1996 from $1.9 million in the prior year. This increase reflects the effect of additional sales and marketing personnel and increased promotional and marketing activities. As a percentage of revenue, such expenses represented 2.8% of revenue in 1996 as compared to 3.0% in the prior year.

    General and administrative expenses increased 60.7%, or $4.1 million, in 1996 from $6.8 million in the prior year. This increase reflects the effect of substantially increased legal expenses, an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, general and administrative expenses represented 11.1% of total revenue in 1996 as compared to 10.7% in the year earlier period.

    Depreciation and amortization expenses increased 62.6% to $29.8 million in 1996 from $18.3 million in the prior year. This increase is directly attributable to the increases in the number of installed guest pay and game service equipped rooms previously discussed, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year.

    OPERATING LOSS. The Company's operating loss, as a result of the factors previously discussed, increased to $5.1 million in 1996 from $2.4 million in 1995.

    INTEREST EXPENSE. Interest expense increased to $8.2 million in 1996 from $4.5 million in 1995 due to increases in long-term debt to fund the Company's continuing expansion of its businesses. Long-term debt increased from $57.5 million at December 31, 1995 to $179.2 million at December 31, 1996, reflecting the Company's issuance of $150 million principal amount of 10.25% Senior Notes during 1996. The average principal amount of long-term debt (excluding amounts outstanding under the revolving credit facility) outstanding during 1996 was approximately $65.4 million (at a weighted average interest rate of approximately 10.0%) as compared to an average principal amount outstanding of approximately $40.6 million (at a weighted average interest rate of approximately 10.3%) during 1995. The weighted average amount outstanding under the revolving credit facility was approximately $9.4 million during 1996 as compared to approximately $2.1 million in 1995.

    EXTRAORDINARY LOSS. As a result of the early redemption of its 9.95% and 10.35% Senior Notes, the Company incurred a make-whole premium of approximately $2.8 million, and wrote off unamortized debt issuance costs related to the notes of approximately $0.4 million.

    NET LOSS. For the reasons previously discussed, the Company's net loss increased to $16.6 million in 1996 from a net loss of $7.0 million in the prior year.

    EBITDA. As a result of increasing revenues from guest pay services, and the other factors previously discussed, EBITDA ("Earnings Before Interest, Income Taxes and Depreciation and Amortization") increased 55.5% to $24.7 million in 1996 as compared to $15.9 million in 1995. EBITDA as a percentage of total revenue increased to 25.3% in 1996 as compared to 25.1% in 1995. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1995 AND 1994

REVENUE ANALYSIS

    The Company's total revenues increased 56.5% in 1995 as compared to 1994. The following table sets forth the various components of the Company's total revenue (in thousands) for the years ended December 31:

                                                             1995                     1994
                                                    -----------------------  -----------------------
                                                                PERCENT OF               PERCENT OF
                                                                  TOTAL                    TOTAL
                                                     AMOUNT      REVENUES     AMOUNT      REVENUES
                                                    ---------  ------------  ---------  ------------
Guest Pay.........................................  $  50,758        80.2%   $  29,927        74.1%
Free-to-guest.....................................      8,060        12.8%       8,397        20.8%
Other.............................................      4,395         7.0%       2,070         5.1%
                                                    ---------       -----    ---------       -----
    Total.........................................  $  63,213       100.0%   $  40,394       100.0%
                                                    ---------       -----    ---------       -----
                                                    ---------       -----    ---------       -----

    GUEST PAY SERVICES. Guest Pay revenues increased 69.6%, or $20.8 million, in 1995 as compared to 1994. This increase is attributable to (i) an approximate 41% increase in the average number of guest pay rooms installed during 1995 as compared to the prior year and (ii) increases in movie and video game and information service revenue on a per-room basis of 13.6% and 118.8%, respectively, both as compared to 1994. Higher average buy rates and higher average movie prices combined with higher average occupancy rates such that average monthly movie revenues increased on a per-room basis. Video game and information service revenues increased from approximately $1.9 million in 1994 to approximately $5.8 million in 1995, primarily as a result of the increase in the number of rooms with video game services installed. The following table sets forth information with respect to guest pay rooms for the years ended December 31:

                                                                               1995       1994
                                                                             ---------  ---------
Average monthly revenue per room:
  Movie revenue............................................................  $   17.08  $   15.03
  Video game and information service revenue...............................       2.21       1.01
                                                                             ---------  ---------
    Total per Guest Pay room...............................................  $   19.29  $   16.04
                                                                             ---------  ---------
                                                                             ---------  ---------
For all Guest Pay rooms:
  Movie buy rates..........................................................      10.1%       9.5%
  Average movie price......................................................  $    8.28  $    7.81
  Average hotel occupancy rate.............................................      69.0%      68.7%
For on-demand Guest Pay rooms:
  Movie buy rates..........................................................      11.2%      11.1%
  Average movie price......................................................  $    8.34  $    7.90
  Average hotel occupancy rate.............................................      69.8%      69.9%

    FREE-TO-GUEST SERVICES. Free-to-guest revenues decreased 4.0%, or $337,000, in 1995 as compared to the prior year. The comparative decrease is primarily attributable to a relative decline in the proportion of free-to-guest rooms receiving premium services.

    OTHER. Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by 112.3%, or $2.3 million, in 1995 as compared to 1994. This increase is directly attributable to increases in television sales between the periods.

EXPENSE ANALYSIS

    DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                                                                            1995       1994
                                                                          ---------  ---------
Direct costs:
  Guest Pay.............................................................  $  19,053  $  10,050
  Free-to-guest.........................................................      6,117      6,412
  Other.................................................................      3,740      1,719
                                                                          ---------  ---------
                                                                          $  28,910  $  18,181
                                                                          ---------  ---------
                                                                          ---------  ---------
Gross profit margin:
  Guest Pay.............................................................      62.5%      66.4%
  Free-to-guest.........................................................      24.1%      23.6%
  Other.................................................................      14.9%      17.0%
  Composite.............................................................      54.3%      55.0%

    Guest pay direct costs increased 89.6%, or $9.0 million, in 1995 as compared to 1994. Since guest pay direct costs (primarily studio and other license fees, video game license fees and the commission retained by the hotel), are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of guest pay revenue, guest pay direct costs were 37.5% of related revenues versus 33.6% in 1994. The relative increase in guest pay direct costs (as a percentage of revenue) reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures, substantially increased video game revenue in the guest pay revenue mix and increased hotel commissions, as compared to 1994.

    Free-to-guest direct costs decreased 4.6%, or $295,000, in 1995 compared to the prior year, and such direct costs also decreased, as a percentage of free-to-guest revenues, to 75.9% in 1995 from 76.4% in the prior year, primarily due to a comparative decrease in the relative proportion of premium channels in the programming mix, as previously mentioned.

    Direct costs related to other revenue increased 117.6%, or $2.0 million, in 1995 as compared to 1994. This increase was directly attributable to the increased level of television sales discussed above. As a percentage of other revenue, direct costs increased to 85.1% in 1995 as compared to 83.0% in 1994 due to the relative increase in revenue from television sales, which have a lower margin than other components of the other revenue category.

    The Company's overall gross profit margin was 54.3% in 1995 as compared to 55.0% in 1994. The slight decrease is attributable to the lower guest pay gross profit margin, and to the effect of the increased sales of televisions in the other revenue category, both as previously discussed.

    OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

                                                                        1995                      1994
                                                              ------------------------  ------------------------
                                                                          PERCENT OF                PERCENT OF
                                                                             TOTAL                     TOTAL
                                                               AMOUNT      REVENUES      AMOUNT      REVENUES
                                                              ---------  -------------  ---------  -------------
Operating expenses:
  Guest Pay operations......................................  $   9,767        15.5%    $   7,244        17.9%
  Selling and marketing.....................................      1,871         3.0%        1,541         3.8%
  General and administrative................................      6,767        10.7%        4,127        10.2%
  Depreciation and amortization.............................     18,336        29.0%       11,661        28.9%
                                                              ---------         ---     ---------         ---
    Total operating expenses................................  $  36,741        58.2%    $  24,573        60.8%
                                                              ---------         ---     ---------         ---
                                                              ---------         ---     ---------         ---

    Guest pay operations expense increased 34.8%, or $2.5 million, in 1995 as compared to the prior year. This increase was primarily attributable to the addition of 83,176 guest pay rooms since December 31, 1994. Per installed guest pay room, such expenses averaged $3.71 per month during 1995 as compared to $3.88 for 1994. Lower service and maintenance costs and lower administrative support costs combined to offset higher property taxes, all on a per-room basis.

    Selling and marketing expenses increased 21.4%, or $330,000, in 1995 as compared to 1994, reflecting an increase in marketing and promotional activities and the addition of sales and marketing personnel. Sales and marketing expenses represented 3.0% of revenues in 1995 as compared to 3.8% in the prior year.

    General and administrative expenses increased 64.0%, or $2.6 million, in 1995 as compared to the prior year, primarily reflecting increases in legal and personnel-related costs. As a percentage of revenues, general and administrative costs were 10.7% in 1995 as compared to 10.2% in 1994.

    Depreciation and amortization expenses increased 57.2%, or $6.7 million, in 1995 as compared to 1994. This increase directly reflects the effect of the approximate 45% increase in the number of installed guest pay rooms, as well as the effect of expenditures to upgrade previously installed rooms to provide video game and information services, and the associated software and other capitalized costs such as service vans and equipment, computers and office furniture, fixtures and other equipment related to the Company's continuing expansion.

    OPERATING LOSS. The Company's operating loss was $2.4 million in both 1995 and 1994.

    INTEREST EXPENSE. Interest expense increased 368.1%, or $3.6 million, in 1995 as compared to 1994. The increase is directly attributable to increased borrowing to fund the Company's continuing investments in both newly-installed and upgraded rooms. The average amount of long-term debt outstanding during 1995, excluding amounts outstanding under the Company's then existing revolving credit facility, was approximately $40.6 million as compared to an average of approximately $12.4 million during 1994. The average amount outstanding under the revolving credit facility was approximately $2.1 million during 1995 as compared to approximately $1.9 million in 1994.

    NET LOSS. The Company's net loss increased to $7.0 million in 1995 from $4.6 million in 1994, as a result of the foregoing factors.

    EBITDA. EBITDA increased 70.9%, or $6.6 million, in 1995 as compared to 1994. EBITDA, as a percentage of total revenues, increased to 25.1% in 1995 as compared to 23.0% in 1994.

SEASONALITY

    The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

    On September 15, 1994, the Company issued $28 million principal amount of 9.95% Senior Notes to three insurance companies in a private placement. On April 13, 1995, concurrently with certain amendments to the Note Purchase Agreement, the Company issued $5 million principal amount of 10.35% Senior Notes under such agreement in a private placement to certain holders of the 9.95% Senior Notes. As part of the transaction in which the Company issued its 10.25% Senior Notes (discussed further below) the Company redeemed the 9.95% and 10.35% Senior Notes in their entirety, which represented a use of proceeds of approximately $28.9 million in principal amount, plus accrued interest, and a make-whole premium of approximately $2.8 million.

    On August 9, 1995, the Company issued $20 million principal amount of its 11.5% Senior Subordinated Notes due July 15, 2005 (the 11.5% Senior Notes) to three insurance companies in a private placement. On October 4, 1995, the Company issued an additional $10 million principal amount of such 11.5% Senior Notes to the same purchasers and under identical terms and conditions. In connection with the issuance of its 10.25% Senior Notes, the Company and the holders of the 11.5% Senior Notes amended the terms of the 11.5% Senior Notes to provide that such notes rank pari passu with, and have the same covenants as, the 10.25% Senior Notes. The 11.5% Senior Notes are unsecured and bear interest at the fixed rate of 11.5%, payable semi-annually. Mandatory annual principal payments of $6 million commence July 15, 2001.

    Net proceeds of the August 9, 1995 issue of the 11.5% Senior Notes, net of original issue discount and issuance-related expenses, were approximately $18.1 million, and were used to (i) repay $10.0 million outstanding under the Company's then existing revolving facility and (ii) provide funding for capital expenditures to expand the Company's guest pay services business. The net proceeds from the October 4, 1995 issue of the 11.5% Senior Notes, net of original issue discount and issuance-related expenses, were approximately $9.2 million and provided additional capital to fund the expansion of the Company's guest pay services business.

    In connection with the December 19, 1996 issuance of its 10.25% Senior Notes, the Company repaid all of the outstanding borrowing under its then bank credit facility, approximately $20.4 million, and amended and restated such facility. The amended and restated bank credit facility (the "1997 Facility") provides for total lending commitments of $100.0 million (which can be increased to $175.0 million with the consent of NatWest Bank) and contains certain covenants, including the maintenance of certain financial ratios, limitations on the incurrence of additional indebtedness, limitations on the incurrence of certain liens, limitations on certain payments or distributions in respect of the common stock and provisions for acceleration of principal repayment in certain circumstances. The 1997 Facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries' tangible and intangible assets and
(ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts borrowed under the 1997 Facility bear interest at either (i) LIBOR plus from 1.25% to 2.00% or (ii) the greater of (a) the NatWest Bank prime rate plus from
 .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%, depending on the Company's total leverage, as defined in the agreement. The banks' commitment under the 1997 Facility is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999--20%; December 2000--20%; December 2001--20%; and December 2002--25%.

    On May 23, 1996, the Company sold 3,680,000 shares of the Company's Common Stock for net proceeds of approximately $44.6 million. Such proceeds were used to repay approximately $25.9 million of borrowings then outstanding under the Existing Credit Facility, and to provide working capital for the continuing expansion of the Company's lodging and residential business.

    On October 21, 1996, the Company and ResNet entered into agreements with TCI Satellite pursuant to which TCI Satellite acquired a 4.99% equity interest in ResNet for a purchase price of $5.4 million in cash (the "Stock Payment") and agreed to provide ResNet with long-term access to a DBS signal on a nationwide basis. In addition, TCI Satellite agreed to advance up to $34.6 million to ResNet during the five years ending October 21, 2001, under a convertible note agreement (the "TCI Convertible Note") to purchase DBS equipment. The TCI Convertible Note is subject to mandatory conversion into a maximum 32.0% equity interest in ResNet at such time as conversion is not restricted by FCC regulations. The TCI Convertible Note is unsecured, payable solely in shares of ResNet's common stock, non-recourse to the Company, and subordinated to all present and future borrowings by ResNet including any borrowings from the Company by ResNet. Interest accrues (generally at TCI's average borrowing rate) on amounts outstanding under the TCI Convertible Note, but such interest is not payable in cash (and does not increase the equity interest into which the TCI Convertible Note will be converted).

    On December 19, 1996, the Company issued $150 million, principal amount, of unsecured 10.25% Senior Notes (the Notes) in a private offering in accordance with Rule 144A of The Securities Act of 1933, as amended (the Securities Act). The proceeds of the Notes, which were issued at par, after placement fees and offering expenses, were approximately $143.2 million. Approximately $31.7 million of such proceeds was used to redeem the outstanding principal amounts of the 9.95% and 10.35% Senior Notes and to prepay all outstanding amounts under the Company's then revolving credit facility, both as previously discussed. The remaining proceeds, approximately $91.1 million, were invested in highly liquid, interest-bearing securities pending their use for funding capital expenditures to expand the Company's lodging and residential businesses.

    The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial indebtedness to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $85.3 million during 1996, and net cash provided by operating activities was approximately $9.5 million.

    Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $90 to $125 million in 1997 and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors; however, this is a forward-looking statement and there can be no assurance in this regard. In addition, the 1997 Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

    The Company believes that the net proceeds from the 10.25% Senior Notes, the funds to be provided by TCI Satellite, its operating cash flows and borrowings permitted under the 1997 Facility will be sufficient to fund the Company's cash requirements for 12 to 18 months; however, this is a forward-looking statement and there can be no assurance in this regard. After such time, the Company may incur additional amounts of indebtedness. If the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), encourages, but does not require, a fair value-based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company elected to continue to measure compensation cost in accordance with APB 25, and to comply with the pro forma disclosure requirements of Statement 123 as of January 1, 1996.

    Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was adopted by the Company as of January 1, 1996. This statement was applied prospectively, and requires that impairment losses on long-lived assets be recognized when the book value of the asset exceeds its expected undiscounted cash flows. The adoption did not have a material impact on the Company's financial position or results of operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "Executive Officers", "Election of Directors--Board of Directors and Nominees" and "Compliance with Reporting Requirements of Section 16 of the Exchange Act" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11--EXECUTIVE COMPENSATION

    Information concerning executive remuneration and transactions is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled "Certain Transactions with Management and Others" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES--Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F-1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 1996 included herein.

    (b) REPORTS ON FORM 8-K--The Company filed one report on Form 8-K, dated December 4, 1996, during the quarter ended December 31, 1996.

    (c) EXHIBITS--Following is a list of Exhibits filed with this report. Exhibits 10.1 and 10.2 constitute management contracts. Exhibits 10.3, 10.7, 10.8, 10.9, 10.10, 10.11, and 10.12 constitute compensatory plans.

EXHIBIT NO.
-----------
  3.1        Certificate of Incorporation of the Company
  3.2        By-Laws of the Registrant (1)
  4.1        Registration Rights Agreement dated as of December 16, 1996, between LodgeNet Entertainment
             Corporation and Morgan Stanley & Co. Incorporated, NatWest Capital Markets Limited and Montgomery
             Securities
  4.2        Indenture dated as of December 19, 1996, between LodgeNet Entertainment Corporation and Marine
             Midland Bank, as trustee, including the form of Senior Note
  4.3        Form of Senior Notes (included in Exhibit 4.2)
 10.1        Form of Employment Agreement between the Company and each of Tim C. Flynn and Scott C. Petersen (1)
 10.2        Form of Agreement between the Company and each of David M. Bankers, John M. O'Haugherty, Douglas D.
             Truckenmiller and Steven D. Truckenmiller (1)
 10.3        LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective August 15,
             1996)
 10.4        Office and Building Lease dated December 9, 1991, regarding principal office of the Company (1)
 10.5        Agreement to Extend Lease dated November 6, 1996, regarding Office and Building Lease dated December
             9, 1991
 10.6        License Agreement dated May 2, 1993 between Nintendo of America, Inc. and LodgeNet Entertainment
             Corporation (2)
 10.7        Stock Option Agreements dated as of February 29, 1988 between the Company and Tim C. Flynn, as extended by Extension Agreement dated as of July 15, 1991 (2)
 10.8        Stock Option Agreements dated as of February 29, 1988 between the Company and Scott C. Petersen, as extended by Extension Agreement dated as of July 15, 1991 (2)
 10.9        Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O'Haugherty (2)
 10.10       Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (2)
 10.11       Form of Stock Option Agreement for Non-Employee Directors (3)
 10.12       Form of Incentive Stock Option Agreement for Key Employees (3)
 10.13       Securities Purchase Agreement, by and between LodgeNet Entertainment Corporation, John Hancock Mutual
             Life Insurance Company, Allstate Life Insurance Company, Connecticut Mutual Life Insurance and CMA
             Life Insurance Company, dated as of August 9, 1995 (4)

 10.14       Amendment to Securities Purchase Agreement, dated as of December 19, 1996
 10.15       Form of Executive Severance Agreement between the Company and each of Tim C. Flynn, Scott C.
             Petersen, Jeffrey T. Weisner, John M. O'Haugherty, David M. Bankers, Douglas D. Truckenmiller, Steven
             D. Truckenmiller and Eric R. Jacobsen; all dated of July 25, 1995 (5)
 10.16       Video Services Agreement by and among GE Capital-ResCom L.P. and ResNet Communications, Inc. and
             LodgeNet Entertainment Corporation dated as of February 9, 1996 (6)+
 10.17       Amended and Restated Loan Agreement by and among LodgeNet Entertainment Corporation, the Banks
             Signatory thereto, National Westminster Bank Plc, as Agent for such Banks, and National Westminster bank of Canada, as an Issuing bank, dated December 19, 1996
 10.18       Equipment Sales Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc.,
             dated as of October 21, 1996 (7)
 10.19       Subordinated Convertible Term Loan Agreement between ResNet Communications, Inc. and TCI Satellite
             Entertainment, Inc., dated as of October 21, 1996 (7)
 10.20       Option Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)
 10.21       Standstill Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment,
             Inc., dated as of October 21, 1996 (7)
 10.22       Stockholders' Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment,
             Inc., dated as of October 21, 1996 (7)
 10.23       Subscription Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc.,
             dated as of October 21, 1996 (7)
 10.24       First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and
             LodgeNet Entertainment Corporation
 11.1        Statement of computation of earnings per share
 12.1        Statement of computation of ratios
 21.1        Subsidiaries of the Company
 27.1        Financial Data Schedule


------------------------


+ Confidential Treatment has been requested with respect to certain portions of this agreement.


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

(5) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995.

(6) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, April 1, 1996.

(7) Incorporated by Reference to TCI Satellite Entertainment, Inc.'s Amendment No. 1 to Registration Statement on Form 10 as filed with the Securities and Exchange Commission, October 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 17, 1997.

                                          LodgeNet Entertainment Corporation

                                          By:         /s/ TIM C. FLYNN
                                            ------------------------------------

                                                       Tim C. Flynn,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                         DATE
------------------------------------------------------  ---------------------------------  ----------------------

                   /s/ TIM C. FLYNN                     President, Chief Executive
     -------------------------------------------          Officer and Director (Principal      March 17, 1997
                     Tim C. Flynn                         Executive Officer)

                /s/ SCOTT C. PETERSEN
     -------------------------------------------        Executive Vice President, Chief        March 17, 1997
                  Scott C. Petersen                       Operating Officer, and Director

                /s/ JEFFREY T. WEISNER                  Vice President--Finance,
     -------------------------------------------          (Principal Financial and             March 17, 1997
                  Jeffrey T. Weisner                      Accounting Officer)

                   /s/ DAVID AUSTAD
     -------------------------------------------        Director                               March 17, 1997
                     David Austad

               /s/ LAWRENCE FLINN, JR.
     -------------------------------------------        Director                               March 17, 1997
                 Lawrence Flinn, Jr.

                /s/ RICHARD R. HYLLAND
     -------------------------------------------        Director                               March 17, 1997
                  Richard R. Hylland

                /s/ R. F. LEYENDECKER
     -------------------------------------------        Director                               March 17, 1997
                  R. F. Leyendecker

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................        F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996...............................................        F-3

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996.........................................................................        F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1994, 1995 and 1996.........................................................................        F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996.........................................................................        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

                                             INDEX TO FINANCIAL SCHEDULES

Report of Independent Public Accountants on Schedule.......................................................       F-20

Schedule II -- Valuation and Qualifying Accounts...........................................................       F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LodgeNet Entertainment Corporation:

    We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

February 28, 1997

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    2,252  $   86,177
  Accounts receivable, net of allowance for doubtful accounts.............................      12,150      18,428
  Prepaid expenses and other..............................................................       1,462       1,935
                                                                                            ----------  ----------
    Total current assets..................................................................      15,864     106,540
Property and equipment, net...............................................................     108,106     164,157
Debt issuance costs, net of accumulated amortization......................................       1,537       8,509
Other assets, net.........................................................................      --             562
                                                                                            ----------  ----------
                                                                                            $  125,507  $  279,768
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   14,911  $   16,775
  Current maturities of long-term debt....................................................       4,254         425
  Accrued expenses........................................................................       3,745       4,596
                                                                                            ----------  ----------
    Total current liabilities.............................................................      22,910      21,796
Deferred revenue..........................................................................       2,374       2,956
Long-term debt............................................................................      57,497     179,233
Minority interest in consolidated subsidiary..............................................      --             231
                                                                                            ----------  ----------
    Total liabilities.....................................................................      82,781     204,216
                                                                                            ----------  ----------

Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized; 7,352,113 and 11,125,369
    shares outstanding at December 31, 1995 and 1996, respectively........................          74         111
  Additional paid-in capital..............................................................      71,234     120,539
  Accumulated deficit.....................................................................     (28,582)    (45,098)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      42,726      75,552
                                                                                            ----------  ----------
                                                                                            $  125,507  $  279,768
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1994        1995        1996
                                                                             ----------  ----------  ----------
Revenues:
  Guest Pay................................................................  $   29,927  $   50,758  $   84,504
  Free-to-guest............................................................       8,397       8,060       8,645
  Other....................................................................       2,070       4,395       4,572
                                                                             ----------  ----------  ----------
Total revenues.............................................................      40,394      63,213      97,721
                                                                             ----------  ----------  ----------
Direct costs:
  Guest Pay................................................................      10,050      19,053      34,283
  Free-to-guest............................................................       6,412       6,117       6,482
  Other....................................................................       1,719       3,740       3,614
                                                                             ----------  ----------  ----------
    Total direct costs.....................................................      18,181      28,910      44,379
                                                                             ----------  ----------  ----------
Gross profit...............................................................      22,213      34,303      53,342
                                                                             ----------  ----------  ----------
Operating expenses:
  Guest Pay operations.....................................................       7,244       9,767      15,032
  Selling and marketing....................................................       1,541       1,871       2,708
  General and administrative...............................................       4,127       6,767      10,873
  Depreciation and amortization............................................      11,661      18,336      29,815
                                                                             ----------  ----------  ----------
    Total operating expenses...............................................      24,573      36,741      58,428
                                                                             ----------  ----------  ----------
Operating loss.............................................................      (2,360)     (2,438)     (5,086)
Interest expense, net......................................................         966       4,522       8,243
                                                                             ----------  ----------  ----------
Loss before income taxes and extraordinary loss............................      (3,326)     (6,960)    (13,329)
Provision for income taxes.................................................      --              66          28
                                                                             ----------  ----------  ----------
Loss before extraordinary loss.............................................      (3,326)     (7,026)    (13,357)
Extraordinary loss.........................................................       1,324      --           3,253
                                                                             ----------  ----------  ----------
Net loss...................................................................  $   (4,650) $   (7,026) $  (16,610)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Per common share:
  Loss before extraordinary loss...........................................  $    (0.45) $    (0.95) $    (1.39)
  Extraordinary loss.......................................................       (0.18)     --           (0.34)
                                                                             ----------  ----------  ----------
  Net loss attributable to common stock....................................  $    (0.63) $    (0.95) $    (1.73)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average shares outstanding........................................   7,326,748   7,382,471   9,624,226
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                            COMMON STOCK         ADDITIONAL
                                                      -------------------------   PAID-IN    ACCUMULATED
                                                         SHARES       AMOUNT      CAPITAL      DEFICIT       TOTAL
                                                      ------------  -----------  ----------  ------------  ----------
Balance, December 31, 1993..........................     7,274,248   $      73   $   69,468   $  (16,876)  $   52,665
  Common stock option activity......................         4,500      --               24       --               24
  Net loss..........................................       --           --           --           (4,650)      (4,650)
  Foreign currency translation adjustment...........       --           --           --              (97)         (97)
                                                      ------------       -----   ----------  ------------  ----------
Balance, December 31, 1994..........................     7,278,748          73       69,492      (21,623)      47,942
  Common stock option activity......................        73,365           1           62       --               63
  Warrants issued...................................       --           --            1,680       --            1,680
  Net loss..........................................       --           --           --           (7,026)      (7,026)
  Foreign currency translation adjustment...........       --           --           --               67           67
                                                      ------------       -----   ----------  ------------  ----------
Balance, December 31, 1995..........................     7,352,113          74       71,234      (28,582)      42,726
  Issuance of common stock..........................     3,680,000          36       44,599       --           44,635
  Common stock option activity......................        93,256           1           34       --               35
  Net loss..........................................       --           --           --          (16,610)     (16,610)
  Sale of interest in subsidiary....................       --           --            4,672       --            4,672
  Foreign currency translation adjustment...........       --           --           --               94           94
                                                      ------------       -----   ----------  ------------  ----------
Balance, December 31, 1996..........................    11,125,369   $     111   $  120,539   $  (45,098)  $   75,552
                                                      ------------       -----   ----------  ------------  ----------
                                                      ------------       -----   ----------  ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1994       1995        1996
                                                                                  ---------  ---------  ----------
Operating activities:
  Net loss......................................................................  $  (4,650) $  (7,026) $  (16,610)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization...............................................     11,661     18,336      29,815
    Non-cash portion of extraordinary loss......................................      1,324     --             434
    Minority interest...........................................................     --         --             (16)
    Change in operating assets and liabilities:
      Accounts receivable.......................................................     (2,765)    (3,541)     (6,278)
      Prepaid expenses and other................................................        139       (447)       (473)
      Accounts payable..........................................................      5,735      6,205       1,864
      Accrued expenses and deferred revenue.....................................        505      1,857       1,433
      Other.....................................................................     --         --            (607)
                                                                                  ---------  ---------  ----------
Net cash provided by operating activities.......................................     11,949     15,384       9,562
                                                                                  ---------  ---------  ----------
Investing activities:
  Property and equipment additions..............................................    (43,521)   (51,497)    (85,258)
  Proceeds from sale of interest in subsidiary..................................     --         --           5,396
  Proceeds from certificates of deposit.........................................      2,008     --          --
                                                                                  ---------  ---------  ----------
  Net cash used for investing activities........................................    (41,513)   (51,497)    (79,862)
                                                                                  ---------  ---------  ----------
Financing activities:
  Proceeds from long-term debt..................................................     28,000     33,630     151,514
  Debt issuance costs...........................................................       (462)    (1,348)     (7,969)
  Stock issuance costs..........................................................     --         --            (477)
  Repayment of long-term debt...................................................     (6,000)       (89)    (33,607)
  Borrowings under revolving credit facility....................................      6,500     10,000      55,958
  Repayments of revolving credit facility.......................................     (6,500)   (10,000)    (55,958)
  Proceeds from issuance of common stock........................................     --         --          44,635
  Proceeds from issuance of warrants to purchase common stock...................     --          1,680      --
  Stock option activity.........................................................         14         63          35
                                                                                  ---------  ---------  ----------
  Net cash provided by financing activities.....................................     21,552     33,936     154,131
                                                                                  ---------  ---------  ----------
  Effect of exchange rates on cash..............................................         58        127          94
                                                                                  ---------  ---------  ----------
  Increase (decrease) in cash and cash equivalents..............................     (7,954)    (2,050)     83,925
  Cash and cash equivalents at beginning of period..............................     12,256      4,302       2,252
                                                                                  ---------  ---------  ----------
  Cash and cash equivalents at end of period....................................  $   4,302  $   2,252  $   86,177
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

Supplemental cash flow information:
  Cash paid for interest........................................................  $     836  $   3,341  $    7,870
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

    LodgeNet Entertainment Corporation ("LodgeNet" or the "Company") and its wholly-owned Canadian subsidiary assemble, install and operate guest pay movie systems and provide satellite-delivered, free-to-guest programming, interactive games and multimedia entertainment, and guest information systems to the lodging industry, primarily in the United States and Canada. Through its majority-owned subsidiary, ResNet Communications, Inc. ("ResNet"), the Company installs and operates private cable television systems in multi-family residential properties nationwide. The operations of ResNet were not material to the consolidated results of operations for 1996.

    The Company's operating performance and outlook are strongly influenced by such factors as overall occupancy levels and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's systems, the popularity and availability of programming, and competitive factors.

    The rapid growth of the Company's businesses has and is expected to continue to require capital resources in excess of operating cash flows. While the Company's working capital, operating cash flows and its revolving credit facility are expected to be sufficient to fund its growth for 1997, the Company will likely, depending on its rate of growth, require additional growth capital in subsequent years.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, and ResNet Communications, Inc., which is majority-owned by the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements; and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less.

    PROPERTY AND EQUIPMENT--Property and equipment is stated at cost, including certain payroll costs related to the installation of new systems. Repairs and maintenance costs, which do not significantly extend the useful lives of the respective assets, are charged to operations as incurred. Depreciation of guest pay and free-to-guest systems begins when such systems are installed and activated. Depreciation on other equipment begins when such equipment is placed in service. For financial reporting purposes, the

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company does not assume a salvage value for any equipment, and depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets:

                                                                                        YEARS
                                                                                      ---------
Building............................................................................     19
Guest Pay systems:
  System components.................................................................   5 to 7
  In-room equipment.................................................................   3 to 5
Cable television equipment..........................................................   3 to 10
Free-to-guest systems...............................................................      5
Other equipment.....................................................................      5

    PRODUCT DEVELOPMENT--The Company has capitalized certain costs of developing software and other components of its guest pay and residential systems. The capitalization of these costs begins when a system's technological and commercial feasibility has been established and ends when such systems are available for use in guest pay or residential properties. Capitalized costs are reported at the lower of unamortized costs or net realizable value, and are amortized over the system's estimated useful life. Guest pay system development costs capitalized were $936,000, $1,480,000 and $1,616,000 during the years ended December 31, 1994, 1995 and 1996, respectively. Amortization of such costs was $344,000, $455,000 and $599,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    DEBT ISSUANCE COSTS--Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. The Company capitalized $462,000, $1,348,000 and $7,969,000 of debt issuance costs during the years ended December 31, 1994, 1995 and 1996, respectively. Amortization of such costs was $203,000 in 1994, excluding $1,324,000 which was reflected as an extraordinary loss resulting from the early termination of a bank credit facility during 1994 (see
Note 10); $260,000 in 1995; and $564,000 in 1996, excluding $434,000 included in an extraordinary loss resulting from the early redemption of the Company's 9.95% and 10.35% Senior Notes (see Note 10). Accumulated amortization was $13,000, $273,000 and $1,271,000 at December 31, 1994, 1995 and 1996, respectively.

    LOSS PER SHARE COMPUTATION--The net loss per common share was computed using the weighted average shares outstanding during the periods and, when applicable, outstanding warrants and options.

    REVENUE RECOGNITION--Revenues and related costs are recognized when the services are rendered. The Company has obtained certain programming agreements which provide for the receipt of low-cost programming in the earlier years of such agreements. The Company's policy is to record the costs of such programming on a straight-line basis. At December 31, 1994, 1995 and 1996 the Company had recorded deferred revenues, relating to such agreements, of $1,654,000, $1,579,000 and $1,835,000, respectively. Such amounts represent reductions of programming costs in future years and are included in deferred revenues.

    FOREIGN CURRENCY TRANSLATION--The assets and liabilities of the Company's Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISKS AND CUSTOMER DATA--The Company has derived virtually all of its revenue from entities in the lodging industry, however, no individual customer accounted for as much as 10% of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $410,000 and $785,000 at December 31, 1995 and 1996, respectively. The provision for doubtful accounts was $226,000 in 1994, $343,000 in 1995, and $922,000 in 1996.

    INCOME TAXES--The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts for items comprising current assets and current liabilities approximate fair value due to the short period to maturity of these items. The fair value of long-term debt instruments is estimated by reference to current yields to maturity on similar instruments or quotes where available. The fair value of the warrants issued during 1995 was estimated using option valuation techniques.

    STOCK-BASED COMPENSATION--The Company measures compensation costs associated with its stock option plans in accordance with Accounting Principles Board Opinion No. 25, as permitted by Statement of Financial Accounting Standards No.
123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with Statement of Financial Accounting Standards No. 123, is disclosed on a pro forma basis.

    RECENTLY ISSUED ACCOUNTING STANDARDS--Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" was adopted by the Company on January 1, 1996. The adoption did not have a material impact on the Company's financial position or results of operations.

    RECLASSIFICATIONS--Certain items in the consolidated financial statements have been reclassified to conform to 1996 classifications. Such reclassifications had no effect on previously reported consolidated statements of operations or stockholders' equity.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 3--PROPERTY AND EQUIPMENT, NET

    Property and equipment was comprised as follows at (in thousands of dollars):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
Land, building and equipment..........................................  $    8,976  $   15,914
Free-to-guest equipment...............................................       5,068       7,369
Cable television equipment............................................      --           5,291
Guest pay systems:
  Installed...........................................................     119,354     173,607
  System components...................................................      13,468      23,290
  Software costs......................................................       4,649       6,266
Building construction in progress.....................................      --           2,528
                                                                        ----------  ----------
    Total.............................................................     151,515     234,265
Less--depreciation and amortization...................................     (43,409)    (70,108)
                                                                        ----------  ----------
Property and equipment, net...........................................  $  108,106  $  164,157
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 4--LONG-TERM DEBT

    Long-term debt was comprised as follows at (in thousands of dollars):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
Unsecured Senior Notes due December 15, 2006
  10.25% interest payable semi-annually...............................  $   --      $  150,000
Unsecured Senior Notes repaid in 1996:
  9.95% interest payable quarterly....................................      28,000      --
  10.35% interest payable quarterly...................................       5,000      --
Unsecured Senior Notes due July 15, 2005:
  11.5% interest payable semi-annually................................      30,000      30,000
  Less--unamortized discount..........................................      (1,599)     (1,384)
Other.................................................................         350       1,042
                                                                        ----------  ----------
                                                                            61,751     179,658
Less current maturities...............................................      (4,254)       (425)
                                                                        ----------  ----------
                                                                        $   57,497  $  179,233
                                                                        ----------  ----------
                                                                        ----------  ----------

    Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 1997--$425; 1998--$380; 1999--$221; 2000--$16; 2001--$6,000; thereafter-- $172,616.

    10.25% SENIOR NOTES--On December 19, 1996, the Company issued $150 million, principal amount, of unsecured 10.25% Senior Notes (the "Notes") in a private offering. The proceeds of the Notes, which were issued at par, after placement fees and offering expenses, were approximately $143.2 million. Approximately $31.7 million of such proceeds were used to redeem the outstanding principal amounts of the 9.95% and 10.35% Senior Notes, $24.5 million and $4.4 million, respectively, plus a make-whole premium,

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT (CONTINUED)
resulting from their early redemption, of approximately $2.8 million. Approximately $20.4 million of the proceeds was used to prepay all outstanding amounts under the Company's revolving credit facility. The remaining proceeds of approximately $91.1 million, were invested in highly liquid, interest-bearing securities pending their use for funding capital expenditures to expand the Company's businesses.

    The Notes were issued to qualified institutional buyers or other accredited investors pursuant to a registration rights agreement under which the Company is obligated to either (i) consummate an exchange offer pursuant to an effective registration statement or (ii) cause resales of the Notes to be registered pursuant to an effective shelf registration. If one such registration event does not occur within 180 days of the initial sale, the interest rate on the Notes will increase by 0.5% per year, and if one such registration event does not occur within nine months of the initial sale the interest rate on the Notes will increase by an additional 0.5% per year.

    The Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The Notes contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect of its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations, and effect certain transactions with affiliates or stockholders.

    The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003. In addition, at any time prior to December 15, 1999, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more public equity offerings.

    9.95% AND 10.35% SENIOR NOTES--On September 15, 1994, the Company sold $28 million principal amount of 9.95% Senior Notes in a private transaction with three insurance companies. The 9.95% Senior Notes were issued at par and mature on August 1, 2003. Proceeds from the sale of the 9.95% Senior Notes, after issuance expenses, were approximately $27.6 million and such proceeds were used to repay previous borrowings and to provide approximately $15.1 million of capital for the continuing growth of the Company's guest pay services business. On April 13, 1995, the Company and the holders of the Company's 9.95% Senior Notes amended the Note Purchase Agreement governing such 9.95% Senior Notes and concurrently the Company issued $5 million principal amount of 10.35% Senior Notes, under the Note Purchase Agreement, in a private placement to certain holders of the Company's 9.95% Senior Notes. Proceeds from the issue, after issuance related expenses, were approximately $4.9 million, and were used to repay previous borrowings and for expansion of the Company's guest pay services business. The 9.95% and 10.35% Senior Notes were redeemed as part of the refinancing in which the 10.25% Senior Notes were issued in 1996.

    11.5% SENIOR NOTES--During 1995, the Company issued $30 million principal amount of 11.5% Senior Subordinated Notes due July 15, 2005 (the "Subordinated Notes") to three insurance companies in two separate private placements. Mandatory annual principal payments of $6 million commence July 15, 2001. Proceeds from the issuance of the Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $27.3 million and were used (i) to repay previous borrowings and (ii) to provide funding for capital expenditures to expand the Company's guest pay services business. The Company issued a total of 480,000 warrants (see Note 9) to purchase common stock of the Company in

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT (CONTINUED)
connection with the issuance of the Subordinated Notes and the value of the warrants, $1.68 million, was recorded in stockholders' equity and shown as a discount on the Subordinated Notes. As part of the refinancing transaction in which the 10.25% Senior Notes were issued, the holders of the Subordinated Notes adopted the covenants and ranking of the 10.25% Senior Notes.

    At December 31, 1995 and 1996, the estimated fair value of the 11.5% Senior Notes was approximately $31.5 and $29.2 million, respectively. The fair value of the 10.25% Senior Notes at December 31, 1996 approximated their carrying value.

NOTE 5--REVOLVING CREDIT FACILITY

    On December 19, 1996 the Company amended and restated its revolving credit facility with National Westminster Bank Plc, as Agent ("NatWest"), to provide for an increase in the total lending commitments under the facility from $60 million to $100 million. The amended facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries tangible and intangible assets, and (ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts outstanding under the amended facility bear interest at either (i) LIBOR (London Inter Bank Offered Rate) plus from 1.25% to 2.00% or (ii) the greater of (a) the NatWest Prime Rate plus from .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%; depending on the Company's total leverage, as defined in the agreement. At December 31, 1996, the applicable interest rate on the amended facility would have been 9.875%.

    The commitment under the amended facility may be increased to $175 million, subject to the consent of NatWest, but is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999--20%; December 2000--20%; December 2001--20%; and December 2002--25%. The
amended facility provides for the issuance of Letters of Credit, subject to customary terms and conditions; and includes terms and conditions which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the Common Stock, and provide for acceleration of principal repayment in certain circumstances. As of December 31, 1996, the Company had outstanding Standby Letters of Credit of $1.2 million, there were no amounts outstanding under the amended facility, and the Company was in compliance with all covenants, terms and conditions of the amended facility.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    PROGRAMMING AGREEMENTS--The Company, through programming agreements, provides guest pay and free-to-guest programming services to the lodging and multi-family residential unit industries. These agreements provide that the Company receives monthly revenue for such services. Such agreements contain various restrictions, including default and termination procedures, and generally range from five to seven years in duration. The Company has also entered into agreements with certain networks and studios which provide their programs for redistribution. Under these agreements, the Company pays fees which are based on revenue generated, or on rate schedules based on the number of sites under license by the Company. The agreements contain various restrictions, including default and termination procedures, and generally range from three to five years in duration.

    SIGNAL CARRIAGE AGREEMENT--The Company and PRIMESTAR Partners, L.P. have entered into a Signal Carriage Agreement (the "Agreement") under which, in exchange for exclusive distribution of satellite-delivered free-to-guest programming to the lodging industry, the Company agreed to share certain

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED) operating cash flows, as defined in the agreement, with PRIMESTAR Partners, L.P. The Agreement has an initial term of 15 years and includes various restrictions, including default and termination provisions.

    PURCHASE COMMITMENTS--In connection with the agreements in which the Company sold an equity interest in ResNet to TCI Satellite (see Note 11), the Company agreed to purchase $5.4 million of satellite receiving equipment from TCI Satellite. The Company has other purchase commitments, in the ordinary course of business, none of which are expected to result in losses.

    OPERATING LEASES--The Company has entered into certain operating leases, which at December 31, 1996 require future minimum lease payments, as follows (in thousands of dollars): 1997--$339; 1998-- $135; 1999--$119; 2000 and thereafter--$132.

    LITIGATION--On February 16, 1995, On Command Corporation filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin on September 29, 1997. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to the factual allegations and the legal interpretation of patent claim language, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe that the Company has a number of defenses available which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

    The Company is subject to other litigation arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

    CONSTRUCTION COMMITMENTS--In June 1996, the Company acquired approximately
22.6 acres of land in Sioux Falls, South Dakota for approximately $339,000; and in September 1996, entered into a contract for construction of a National Headquarters and Distribution Center. Approximately $2.5 million had been expended under the construction contract as of December 31, 1996. The completed cost of the new facility is estimated to be approximately $15.0 million, and the new facility is expected to be ready for occupancy during the third quarter of 1997.

NOTE 7--STOCKHOLDERS' EQUITY

    PREFERRED STOCK--There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company's certificate of incorporation, of which none were outstanding at December 31, 1995 and 1996. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK--On May 23, 1996, the Company sold 3,200,000 shares of common stock at $13.00 per share in a public offering. On June 10, 1996 the Company sold an additional 480,000 shares of common stock, representing the underwriters' exercise of their over-allotment option in accordance with the underwriting agreement. Net proceeds from these issuances, after underwriters' commissions and other offering-related expenses, were approximately $44.6 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, approximately $25.9 million, and to provide capital for the expansion of the Company's lodging and residential businesses.

NOTE 8--STOCK OPTION PLANS

    The Company has stock options plans which provide for the granting of up to 1,926,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after date of grant. No options had expired as of December 31, 1996 and outstanding options expire through 2006. The following is a summary of the stock option activity for the years ending December 31:

                                                                              1995                     1996
                                                                     -----------------------  -----------------------
                                                                                  WEIGHTED                 WEIGHTED
                                                                                   AVERAGE                  AVERAGE
                                                                     NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                                       SHARES       PRICE       SHARES       PRICE
                                                                     ----------  -----------  ----------  -----------
Beginning of year..................................................   1,058,291   $    2.30    1,318,426   $    4.21
Granted............................................................     336,000   $    9.40      239,000   $   12.66
Exercised..........................................................     (73,365)  $    0.35      (93,256)  $    0.62
Forfeited or canceled..............................................      (2,500)  $    8.85      (12,500)  $    8.51
                                                                     ----------               ----------
End of year........................................................   1,318,426   $    4.21    1,451,670   $    5.79
                                                                     ----------               ----------
                                                                     ----------               ----------
Exercisable at end of year.........................................     894,010   $    1.64      907,671   $    2.66
                                                                     ----------               ----------
                                                                     ----------               ----------

    The following is a summary of stock options outstanding as of December 31, 1996:

                              OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                    ----------------------------------------  ----------------------
                                   WEIGHTED       WEIGHTED                WEIGHTED
                                    AVERAGE        AVERAGE                 AVERAGE
     EXERCISE                   REMAINING TERM    EXERCISE                EXERCISE
   PRICE RANGE        NUMBER       IN YEARS         PRICE      NUMBER       PRICE
------------------  ----------  ---------------  -----------  ---------  -----------
  $0.23 to $0.46       513,649           6.8      $    0.38     513,649   $    0.38
  $2.77 to $3.23       244,522           6.6      $    2.90     244,522   $    2.90
  $7.00 to $9.55       220,999           8.0      $    8.29      80,250   $    8.68
 $10.78 to $14.75      472,500           9.0      $   12.00      69,250   $   11.75
                    ----------                                ---------
                     1,451,670           7.6      $    5.79     907,671   $    2.66
                    ----------                                ---------
                    ----------                                ---------

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 8--STOCK OPTION PLANS (CONTINUED)
    The weighted average "fair value" of options granted during the year ended December 31 was as follows:

                                                                                 1995       1996
                                                                               ---------  ---------
Weighted average fair value per option granted...............................  $    4.47  $    6.01
                                                                               ---------  ---------
                                                                               ---------  ---------

    The "fair value" of each option granted was estimated as of the grant date using the Black-Scholes option valuation model. The following assumptions were made in estimating fair value: (i) dividend yield-- none, (ii) weighted average risk-free interest rate--6.4%, (iii) weighted average expected life--5.0 years, and (iv) weighted average expected volatility--44.0%.

    The Company accounts for its stock option compensation plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, because the Company's stock option plans are fixed plans, no compensation cost has been charged to operations for any period presented. Had compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, net loss before extraordinary loss and net loss would have been increased, and the effect of such increases, reflected on those items on a pro forma basis, would have been as follows (in thousands of dollars, except per share amounts):

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                              ---------------------
                                                                                                1995        1996
                                                                                              ---------  ----------
Pro Forma:
  Loss before extraordinary loss............................................................  $  (8,526) $  (14,794)
  Net loss..................................................................................     (8,526)    (18,047)

Per common share:
  Loss before extraordinary loss............................................................  $   (1.15) $    (1.54)
  Net loss..................................................................................      (1.15)      (1.88)

NOTE 9--WARRANTS

    In connection with the Company's initial public offering in 1993, the Company issued warrants to purchase 75,000 shares of common stock of the Company to the underwriters. The exercise price of such warrants is $16.20 and the warrants expire on October 14, 1998.

    In connection with the 1995 issuance of the 11.5% Senior Notes (see Note 4), the Company issued a total of 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions, and such warrants expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 10--EXTRAORDINARY LOSS

    In connection with the issuance of its unsecured, 9.95% Senior Notes during 1994, the Company terminated its then bank credit facility, which had been secured by all of the Company's assets. As a consequence of the early termination of this facility, the Company wrote off related, unamortized debt issuance costs of $1,324,000.

    Concurrently with the issuance of its 10.25% Senior Notes in 1996, the Company redeemed its 9.95% and 10.35% Senior Notes due August 15, 2003. As a consequence of the early redemption of the 9.95% and 10.35% Senior Notes, the Company incurred a make-whole premium of $2,819,000 and wrote off related, unamortized debt issuance costs of $434,000.

NOTE 11--SALE OF EQUITY INTEREST IN SUBSIDIARY

    On October 21, 1996, the Company and its subsidiary, ResNet, entered into agreements with TCI Satellite Entertainment, Inc. ("TCI Satellite") under which ResNet sold a 4.99% equity interest in ResNet to TCI Satellite in exchange for $5.4 million in cash. The proceeds related to the change in equity interest were in excess of the Company's carrying value for its investment, and such excess, approximately $4.7 million after transaction expenses, was reflected as a credit to paid-in capital. Pursuant to a signal carriage agreement, TCI Satellite has agreed to provide ResNet with nationwide access to certain satellite programming signals.

    In addition to the aforementioned cash investment, TCI Satellite agreed to advance up to $34.6 million to ResNet during the five year period ending October 21, 2001, under a convertible note agreement (the "Convertible Note"). The Convertible Note matures on October 21, 2001, subject to a one-year extension at the election of ResNet, and on that date is subject to mandatory conversion into a maximum 32.0% equity interest in ResNet. The Convertible Note is unsecured, is not subject to prepayment, has no recourse to the Company, and is subordinated to all present and future borrowings by the Company to the extent that the proceeds thereof are advanced to ResNet. Further, the Convertible Note is subordinated to inter-company loans or advances to ResNet by the Company. Interest accrues (generally at TCI Satellite's average borrowing rate) on amounts outstanding under the Convertible Note, but such interest is not paid in cash and does not increase the equity interest into which the Convertible Note will be mandatorily converted. Such interest accrues only until maturity or such time as the balance of outstanding principal and accrued interest is $34.6 million, whichever is sooner. The proceeds of the Convertible Note will be distributed in satellite receiving equipment from TCI Satellite. The Company, ResNet and TCI Satellite have agreed that all amounts advanced by the Company to ResNet shall be in accordance with an inter-company promissory note, which shall bear interest

    In connection with the aforementioned agreements, the Company has granted TCI Satellite an option to acquire an additional 13.01% equity interest in ResNet, first exercisable 60 days following October 21, 1999. Such option is to be exercised in exchange for an additional cash investment in ResNet based on ResNet's then fair market value. Such option will expire, subject to certain limitations, coincident with the maturity of the Convertible Note.

    LIQUIDATION PREFERENCE--The Company, ResNet and TCI Satellite have agreed that in the event of a sale of ResNet, or a sale of substantially all of the assets of ResNet, that (i) repayment of any inter-company loans or advances by the Company to ResNet shall have preference to any other distribution, (ii) that after repayment of such advances, that TCI Satellite shall be entitled to a preferential return of its

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 11--SALE OF EQUITY INTEREST IN SUBSIDIARY (CONTINUED) aggregate investment in ResNet and (iii) that after the repayment of amounts in accordance with items (i) and (ii), that any further distribution shall be determined on a per-share basis.

NOTE 12--INCOME TAXES

    The provisions for income taxes consisted of State income taxes. The Company and its subsidiaries file separate federal income tax returns. At December 31, 1996, the Company had net operating loss carry-forwards in excess of $54 million for Federal income tax purposes. Such carry-forwards expire through 2011, and Federal tax regulations limit the availability and timing of usage of carry-forwards. Significant components of the Company's deferred tax liabilities and assets were as follows at (in thousands of dollars):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995        1996
                                                                         ---------  ----------
Deferred tax liabilities:
  Tax over book depreciation...........................................  $   3,777  $    9,899
Deferred tax assets:
  Net operating loss carry-forwards....................................      9,939      18,502
  Deferred programming.................................................        540         624
  Other................................................................        345       1,135
                                                                         ---------  ----------
                                                                            10,824      20,261
  Valuation allowance..................................................     (7,047)    (10,362)
                                                                         ---------  ----------
                                                                             3,777       9,899
                                                                         ---------  ----------
Net deferred taxes.....................................................  $  --      $   --
                                                                         ---------  ----------
                                                                         ---------  ----------

    The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

NOTE 13--ACCRUED EXPENSES

    Accrued expenses were comprised as follows at (in thousands of dollars):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
Accrued taxes..............................................................  $     702  $     523
Accrued compensation.......................................................      1,277      1,953
Accrued interest...........................................................      1,748      2,120
Other......................................................................         18     --
                                                                             ---------  ---------
                                                                             $   3,745  $   4,596
                                                                             ---------  ---------
                                                                             ---------  ---------

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 14--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following selected quarterly financial data are in thousands of dollars, except per share data:

                                                                 QUARTER     QUARTER      QUARTER       QUARTER
                                                                 ENDING      ENDING       ENDING         ENDING
                                                                MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                                               -----------  ---------  -------------  ------------
For 1995:
  Total revenue..............................................   $  13,392   $  14,581    $  17,414     $   17,826
  Gross profit...............................................       7,222       8,023        9,484          9,574
  Loss before extraordinary loss.............................      (1,480)     (1,443)      (1,292)        (2,811)
  Net loss...................................................      (1,480)     (1,443)      (1,292)        (2,811)
  Per common share (1):
    Loss before extraordinary loss...........................   $   (0.20)  $   (0.19)   $   (0.17)    $    (0.38)
    Net loss.................................................       (0.20)      (0.19)       (0.17)         (0.38)

For 1996:
  Total revenue..............................................   $  20,368   $  23,202    $  27,116     $   27,035
  Gross profit...............................................      11,254      12,780       14,425         14,883
  Loss before extraordinary loss.............................      (2,873)     (3,395)      (1,857)        (5,232)
  Net loss...................................................      (2,873)     (3,395)      (1,857)        (8,485)
  Per common share (1):
    Loss before extraordinary loss...........................   $   (0.39)  $   (0.38)   $   (0.17)    $     (.47)
    Net loss (2).............................................       (0.39)      (0.38)       (0.17)          (.76)

------------------------

(1) Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of such amounts will not equal the total for the year.

(2) The results of the quarter ended December 31, 1996 included an extraordinary loss of approximately $3.3 million relating to the early retirement of debt (see Note 10).

NOTE 15--EVENT SUBSEQUENT TO DECEMBER 31, 1996

    On February 28, 1997, the Board of Directors of the Company authorized and adopted a Stockholder Rights Plan. Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one "Right" for each outstanding share of common stock, par value $.01, of the Company to stockholders of record at the close of business on March 10, 1997.

    Initially, the Rights will be attached to all common stock certificates and no separate Rights certificates will be distributed. The Rights will separate from the common stock and be distributed upon the occasion of (i) a public announcement that a person, group or entity has acquired or obtained the right to acquire 15% or more of the common stock of the Company or (ii) ten days following the commencement of, or an announcement of the intention to make, a tender or exchange offer which would result in a person, group or entity becoming the holder of 15% or more of the Company's common stock. The Rights are not exercisable until distributed.

    In general, each Right, when exercisable, initially entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, par value $.01, at a price of $60.00 per share. In certain other events, after the Rights have become exercisable, each Right entitles the holder to purchase for $60.00 an amount of

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTE 15--EVENT SUBSEQUENT TO DECEMBER 31, 1996 (CONTINUED) common stock of the Company, or in certain circumstances securities of the acquirer, having a then-current market value of two times the exercise price of the Right. The Rights include anti-dilution provisions in the event of a stock dividend, split-up or reclassification of the common stock. The preferred stock purchasable upon exercise of the Rights will be non-redeemable and junior to any other issue of preferred stock the Company might issue, and will include dividend and liquidation preferences. No stockholder privileges attach to the Rights until exercised.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To LodgeNet Entertainment Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 28, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 28, 1997

              LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            COLUMN C
                                                                   --------------------------
                                                       COLUMN B            ADDITIONS
                                                      -----------  --------------------------    COLUMN D      COLUMN E
                      COLUMN A                          BALANCE     CHARGED TO    CHARGED TO   -------------  -----------
----------------------------------------------------   BEGINNING     COSTS AND       OTHER      DEDUCTIONS    BALANCE END
CLASSIFICATION                                         OF PERIOD     EXPENSES      EXPENSES      (NOTE 1)      OF PERIOD
----------------------------------------------------  -----------  -------------  -----------  -------------  -----------
Year Ended December 31, 1994:
  Allowance for Doubtful Accounts...................   $     179     $     226     $  --         $     177     $     228
                                                           -----         -----    -----------        -----         -----
                                                           -----         -----    -----------        -----         -----
Year Ended December 31, 1995:
  Allowance for Doubtful Accounts...................   $     228     $     343     $  --         $     161     $     410
                                                           -----         -----    -----------        -----         -----
                                                           -----         -----    -----------        -----         -----
Year Ended December 31, 1996:
  Allowance for Doubtful Accounts...................   $     410     $     922     $  --         $     547     $     785
                                                           -----         -----    -----------        -----         -----
                                                           -----         -----    -----------        -----         -----

------------------------

(1) All deductions from reserves were for the purposes for which such reserves were created.