Form 10-Q
period 1997-03-31
LODGENET ENTERTAINMENT CORP
filed 1997-05-12
CIK 911002

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                     FOR THE PERIOD ENDED MARCH 31, 1997


Commission File Number 0-22334


                     LODGENET ENTERTAINMENT CORPORATION
                (Exact name of registrant as specified in its charter)


               DELAWARE                             46-0371161
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification Number  )


      808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA  57104
      (Address of Principal Executive  Offices)        (ZIP code)


                               (605) 330-1330
                      (Registrant's telephone number,
                            including area code)


                              (not applicable)

                      (Former name, former address and
            former fiscal year, if changed since last report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____.

     At May 5, 1997, there were 11,213,437 shares outstanding of the Registrant's common stock, $0.01 par value.


THIS REPORT CONTAINS A TOTAL OF 16 PAGES, EXCLUDING EXHIBITS. THE EXHIBIT INDEX APPEARS ON PAGE 15.

LodgeNet Entertainment Corporation                                     Form 10-Q


                      LODGENET ENTERTAINMENT CORPORATION

                                   FORM 10-Q
                                     INDEX
                                                                 Page
                                                                  No.
PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements:
     Consolidated Balance Sheets as of  December 31, 1996 and
       March 31, 1997 (Unaudited). . . . . . . . . . . . . . . .    3
     Consolidated Statements of Operations (Unaudited) for
       the Three Months Ended March 31, 1996 and 1997. . . . . .    4
     Consolidated Statements of Cash Flows (Unaudited) for
       the Three Months Ended March 31, 1996 and 1997. . . . . .    5
     Notes to Consolidated Financial Statements. . . . . . . . .    6
Item 2 -- Management's Discussion and Analysis of the Results
            of Operations. . . . . . . . . . . . . . . . . . . .    8


PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings. . . . . . . . . . . . . . . . . . .   15
Item 2 -- Changes in Securities. . . . . . . . . . . . . . . . .   15
Item 3 -- Defaults Upon Senior Securities. . . . . . . . . . . .   15
Item 4 -- Submission of Matters to a Vote of Security Holders. .   15
Item 5 -- Other Information. . . . . . . . . . . . . . . . . . .   15
Item 6 -- Exhibits and Reports on Form 8-K.. . . . . . . . . . .   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   16


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

--------

     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.


March 31, 1997                                                           Page 2

LodgeNet Entertainment Corporation                                     Form 10-Q


                      PART I -- FINANCIAL INFORMATION

                    LODGENET ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)

                                                      December 31,    March 31,
                                                         1996           1997
                                                      ------------   -----------
                                                                     (Unaudited)
                     Assets
Current assets:
   Cash and cash equivalents                            $ 86,177      $ 60,416
   Accounts receivable, net of allowance for
      doubtful accounts                                   18,428        21,113
   Prepaid expenses and other                              1,935         2,488
                                                        --------      --------
      Total current assets                               106,540        84,017

Property and equipment, net                              164,157       178,537
Debt issuance costs, net of accumulated depreciation       8,509         8,459
Other assets, net                                            562         3,908
                                                        --------      --------
                                                        $279,768      $274,921
                                                        --------      --------
                                                        --------      --------
       Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                     $ 16,775      $ 15,326
   Current portion of long-term debt                         425           486
   Accrued expenses                                        4,596         7,591
                                                        --------      --------
                                                          21,796        23,403
Deferred revenue                                           2,956         3,078
Long-term debt                                           179,233       179,304
Minority interest in consolidated subsidiary                 231           198
                                                        --------      --------
   Total liabilities                                     204,216       205,983
                                                        --------      --------
Stockholders' equity:
   Common stock, $0.01 par value, 20 million shares
     authorized; 11,125,369 shares outstanding at
     December 31, 1996 and 11,213,437 shares outstanding
     at March 31, 1997                                       111           111
   Additional paid-in capital                            120,539       120,625
   Accumulated deficit                                   (45,098)      (51,798)
                                                        --------      --------
      Total stockholders' equity                          75,552        68,938
                                                        --------      --------
                                                        $279,768      $274,921
                                                        --------      --------
                                                        --------      --------


The accompanying notes are an integral part of these consolidated financial statements.


March 31, 1997                                                           Page 3

LodgeNet Entertainment Corporation                                     Form 10-Q


                      LODGENET ENTERTAINMENT CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollar amounts, except per share amounts, in thousands)

                                                     Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                      1996       1997
                                                   ---------  ----------
Revenue:
   Guest Pay                                       $  17,582   $  25,567
   Free-to-guest                                       2,145       2,166
   Other                                                 641       1,923
                                                   ---------  ----------
      Total revenue                                   20,368      29,656
                                                   ---------  ----------
Direct costs:
   Guest Pay                                           6,839       9,726
   Free-to-guest                                       1,684       1,735
   Other                                                 591       1,356
                                                   ---------  ----------
      Total direct costs                               9,114      12,817
                                                   ---------  ----------
Gross profit                                          11,254      16,839
                                                   ---------  ----------
Operating expenses:
   Guest Pay operations                                3,163       4,693
   Selling, general and administrative                 2,849       5,056
   Depreciation and amortization                       6,173       9,695
                                                   ---------  ----------
      Total operating expenses                        12,185      19,444
                                                   ---------  ----------
Operating loss                                          (931)     (2,605)

Interest expense, net                                  1,922       4,064
                                                   ---------  ----------
Loss before income taxes                              (2,853)     (6,669)
Provision for income taxes                                20          10
                                                   ---------  ----------
Net loss                                           $  (2,873)  $  (6,679)
                                                   ---------  ----------
                                                   ---------  ----------
Per common share:
   Net loss attributable to common stock           $   (0.39)  $   (0.59)
                                                   ---------  ----------
                                                   ---------  ----------
Weighted average shares outstanding                7,406,719  11,264,587
                                                   ---------  ----------
                                                   ---------  ----------


The accompanying notes are an integral part of these consolidated financial statements.


March 31, 1997                                                           Page 4

LodgeNet Entertainment Corporation                                     Form 10-Q


                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (Dollar amounts in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1996          1997
                                                       --------      --------
Operating activities:
   Net loss                                            $ (2,873)     $ (6,679)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                       6,073         9,695
      Minority interest                                     -             (33)
      Change in current assets and liabilities:
         Accounts receivable                             (2,715)       (2,633)
         Prepaid expenses and other                      (1,219)         (553)
         Accounts payable                                 2,224        (1,574)
         Accrued expenses and deferred revenue             (322)        3,117
         Other                                              -            (432)
                                                       --------      --------
Net cash provided by operating activities                 1,168           908
                                                       --------      --------
Investing activities:
   Property and equipment additions                     (18,065)      (22,305)
   Purchase of Cable TV operation                           -          (4,562)
                                                       --------      --------
                                                        (18,065)      (26,867)
                                                       --------      --------
Financing activities:
   Proceeds from long-term debt                             378           238
   Debt issuance costs                                   (1,069)          -
   Repayments of long-term debt                             (55)         (106)
   Borrowings under revolving credit facility            15,358           -
   Stock option activity                                     28            86
                                                       --------      --------
Net cash provided by financing activities                14,640           218
                                                       --------      --------
Effect of exchange rates on cash                             19           (20)
                                                       --------      --------
Increase (decrease) in cash and cash equivalents         (2,238)      (25,761)

Cash and equivalents at beginning of period               4,302        86,177

Cash and equivalents at end of period                  $  2,064      $ 60,416
                                                       --------      --------
                                                       --------      --------
Supplemental cash flow information:
   Cash paid for interest                              $    753      $  1,076
                                                       --------      --------
                                                       --------      --------

     The accompanying notes are an integral part of these consolidated financial statements.


March 31, 1997                                                           Page 5

LodgeNet Entertainment Corporation                                     Form 10-Q


                      LODGENET ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 1997, and for the three month periods ended March 31, 1996 and 1997, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules
and regulations of the Commission.   Although the Company believes that the
disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1996, as filed with the Commission. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

     Property and equipment was comprised as follows at (in thousands of dollars):

                                           December 31,    March 31,
                                               1996           1997
                                            ---------      ---------
     Land, building and equipment           $  15,914      $  17,416
     Free-to-guest equipment                    7,369          8,171
     Cable television equipment                 5,291          7,015
     Guest Pay systems:
       Installed                              173,607        185,155
       System components                       23,290         26,760
       Software costs                           6,266          6,830
     Building construction in progress          2,528          5,189
                                            ---------      ---------
                                              234,265        256,536
     Less-depreciation and amortization       (70,108)       (77,999)
                                            ---------      ---------
     Property and equipment, net            $ 164,157      $ 178,537
                                            ---------      ---------
                                            ---------      ---------

Note 3 -- Net Loss Per Common Share

     The net loss per common share was computed using the weighted average number of shares outstanding and, where applicable, outstanding warrants and options.


March 31, 1997                                                           Page 6

LodgeNet Entertainment Corporation                                     Form 10-Q


Note 4 -- Effect of Recently Issued Accounting Pronouncements

     During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company will adopt SFAS 128 at the end of 1997 and anticipates that it will have no effect on previously reported earnings per share.

Note 5 -- Reclassifications

     Certain amounts have been reclassified to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations or stockholders' equity.




March 31, 1997                                                           Page 7

LodgeNet Entertainment Corporation                                     Form 10-Q


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's Guest Pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, Guest Pay buy rates, hotel occupancy rates, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary costs of providing Guest Pay services are
(i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, (ii) nominal one-time license fees paid for independent films, which are duplicated by the Company for distribution to its operating sites, (iii) license fees for video games and other services and (iv) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, in-room marketing, video tape duplication and distribution, data retrieval, insurance and personal property taxes.

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

     Free-to-guest Services -- In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. For free-to-guest services the hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a fixed monthly fee per room. Such fixed monthly fees vary from time to time, depending on incentive programs that may be provided by the programming networks.




March 31, 1997                                                           Page 8

LodgeNet Entertainment Corporation                                     Form 10-Q


Installed Room Base

     During the three months ended March 31, 1997, the Company installed 32,451 new Guest Pay rooms, equipped 36,133 rooms with its Nintendo game system, and installed 5,722 free-to-guest rooms. From March 31, 1996 through March 31, 1997, the Company has installed 132,480 new Guest Pay rooms, equipped 158,648 rooms with its Nintendo game system, and installed 38,609 free-to-guest rooms; representing increases of 44.1%, 79.2% and 14.7%, respectively, in its installed room bases. The Company's base of installed rooms was comprised as follows at March 31:

                                          1996               1997
                                   ----------------   ----------------
                                    Rooms      %       Rooms      %
                                   -------   ------   -------   ------
     Guest Pay rooms:
       Scheduled                    56,353    18.8%    38,182     8.8%
       On-demand                   243,863    81.2%   394,514    91.2%
                                   -------   ------   -------   ------
                                   300,216   100.0%   432,696   100.0%
                                   -------   ------   -------   ------
                                   -------   ------   -------   ------
     Nintendo game system rooms    200,388            359,036
                                   -------            -------
                                   -------            -------
     Free-to-guest rooms           261,995            300,604
                                   -------            -------
                                   -------            -------


RESIDENTIAL INDUSTRY SERVICES

     In January 1996, the Company formed ResNet Communications, Inc. ("ResNet") for the purpose of extending the Company's proprietary B-LAN-SM-system architecture and operational expertise into the multi-family residential unit ("MDU") market. In October 1996, TCI Satellite, an affiliate of TCI, agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to DBS signals for the MDU market on a nationwide basis. The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996. During the quarter ended March 31, 1997, ResNet purchased, for approximately $4.6 million, the assets and contracts of a private cable television operation with approximately 11,000 passings in the Detroit metropolitan area. The results of ResNet's operations during the three months ended March 31, 1997 were not material to the Company's consolidated results of operations.


                            RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1997

REVENUE ANALYSIS

     The Company's total revenue for the first quarter of 1997 increased 45.6%, or $9.3 million, in comparison to the first quarter of 1996. The following table sets forth the components of the Company's revenue for the quarter ending March 31 (dollar amounts in thousands):

                             1996                  1997
                     --------------------- ---------------------
                                Percent of            Percent of
                                  Total                 Total
                       Amount   Revenues     Amount    Revenues
                     ---------   ------    ---------    ------
     Guest Pay       $  17,582    86.3%    $  25,567     86.2%
     Free-to-guest       2,145    10.5%        2,166      7.3%
     Other                 641     3.2%        1,923      6.5%
                     ---------   ------    ---------    ------
     Total revenue   $  20,368   100.0%    $  29,656    100.0%
                     ---------   ------    ---------    ------
                     ---------   ------    ---------    ------


March 31, 1997                                                           Page 9

LodgeNet Entertainment Corporation                                     Form 10-Q

     Guest Pay Revenue -- Guest Pay revenues increased 45.4%, or $8.0 million, in the first quarter of 1997 in comparison to the same quarter of 1996. This increase was primarily the result of a 47.4% increase in the average number of installed Guest Pay rooms, which offset a slight decline in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending March 31:

                                             1996       1997
                                             ----       ----
     Average monthly revenue per room:
       Movie revenue                      $  18.50    $  17.64
       Video game/information service         2.45        3.04
                                          --------    --------
          Total per Guest Pay room        $  20.95    $  20.68
                                          --------    --------
                                          --------    --------

     Average movie revenue per room, for all Guest Pay rooms, was impacted by lower average buy rates and lower hotel occupancy rates, and partially offset by the effect of higher average movie prices. The comparative decrease in buy rates is attributed to a relatively less popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier period. The slight increase in average movie price is due to price increases in certain Guest Pay rooms; the Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.14 and $1.86 during the quarters ended March 31, 1997 and 1996, respectively. The Company had installed its video game service in 359,036 and 200,388 Guest Pay rooms as of March 31, 1997 and 1996, respectively.

     Free-to-guest Revenue -- Free-to-guest revenues increased 1.0%, or $21,000, in the first quarter of 1997 as compared to the same quarter of 1996. The comparative increase in revenues resulted from the 14.7% increase in the number of installed free-to-guest rooms since March 31, 1996, which offset lower average revenue per room. The Company had 300,604 and 261,995 free-to-guest rooms installed at March 31, 1997 and 1996, respectively.

     Other Revenue -- Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $1.3 million or 200%, in the first quarter of 1997 as compared to the same quarter of 1996. The increase was primarily attributable to increased sales of system equipment, increased service-related revenues and increased television sales.

Expense Analysis

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending March 31 (dollar amounts in thousands):

                                            1996        1997
                                          --------    --------
     Direct costs:
       Guest Pay                          $  6,839    $  9,726
       Free-to-guest                         1,684       1,735
       Other revenue                           591       1,356
                                          --------    --------
     Total direct costs                   $  9,114    $ 12,817
                                          --------    --------
                                          --------    --------
     Gross profit margin:
       Guest Pay                              61.1%       62.0%
       Free-to-guest                          21.5%       19.9%
       Other revenue                           7.8%       29.5%
       Overall (composite)                    55.3%       56.8%

     Guest Pay direct costs increased 42.2%, or $2.9 million, in the first quarter of 1997 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the

March 31, 1997                                                          Page 10

LodgeNet Entertainment Corporation                                     Form 10-Q


commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs decreased from 38.9% in the first quarter of 1996 to 38.0% in the current quarter. The relative decrease in Guest Pay direct costs (as a percentage of revenue) reflects lower movie-related costs due to proportionately less revenue from newly-released motion pictures partially offset by the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix.

     Free-to-guest direct costs increased 3.0% or $51,000 in the first quarter of 1997 as compared to the year earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 80.1% from 78.5% in the year-earlier quarter. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted from higher costs for both premium and non-premium programming in the first quarter of 1997, in comparison to the same quarter in the prior year, and to a lesser extent to a slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue increased 129% to $1.4 million in the first quarter of 1997 from $591,000 in the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 70.5% of other revenue in the current quarter versus 92.2% in the first quarter of 1996, primarily reflecting the effect of the increased equipment sales discussed above.

     The Company's overall gross profit increased 49.6%, or $5.6 million, to $16.8 million in the first quarter of 1997 on a 45.6% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 56.8% in the current quarter, as compared to the year earlier 55.3%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):

                                         1996                 1997
                                    ------------------  -------------------
                                            Percent of           Percent of
                                               Total                Total
                                     Amount  Revenues    Amount   Revenues
                                    -------- --------   --------  --------
Guest Pay operations                $  3,163   15.5%    $  4,693    15.8%
Selling, general and administrative    2,849   14.0%       5,056    17.0%
Depreciation and amortization          6,173   30.3%       9,695    32.7%
                                    --------            --------
  Total operating expenses          $ 12,185   59.8%    $ 19,444    65.6%
                                    --------            --------
                                    --------            --------

     Guest Pay operations expense increased 48.4%, or $1.5 million, from $3.2 million in the comparable quarter of the previous year. This increase is primarily attributable to the 47.4% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.80 per month in the current quarter as compared to $3.77 per month in the same quarter of 1996. The slight comparative increase on a per-room basis was primarily the result of higher marketing, and service and support expenses.

     Selling, general and administrative expenses increased 77%, or $2.2 million, from $2.8 million in the first quarter of 1996. The increase reflects the effects of substantially increased litigation-related expenses ($1.0 million during the first quarter of 1997 as compared to $.1 million during the first quarter of 1996), an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, such expenses were 17.0% in the current quarter as compared to 14.0% in the year earlier period.

     Depreciation and amortization expenses increased 57.1% to $9.7 million in the first quarter of 1997 from $6.2 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.


March 31, 1997                                                          Page 11

LodgeNet Entertainment Corporation                                     Form 10-Q


     Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(2.6) million in the current quarter as compared to $(.9) million in the same quarter of 1996.

     Interest Expense -- Interest expense, net of interest income, increased to $4.1 million in the current quarter from $1.9 million in the comparable quarter of 1996 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $73.1 million at March 31, 1996 to $179.3 million at March 31, 1997. Average principal amount of long-term debt (excluding amounts under the revolving facility) outstanding, during the quarter ended March 31, 1997, was approximately $179 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $68 million (at an average interest rate of approximately 10.7%) during the comparable period of 1996.

     Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(6.7) million in the first quarter of 1997 from a net loss of $(2.9) million in the same quarter a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 35.3% to $7.1 million in the first quarter of 1997 as compared to $5.2 million in the first quarter of 1996. EBITDA as a percentage of total revenues was 23.9% in the current quarter as compared to 25.7% in the same quarter of 1996. Absent the litigation-related expenses discussed above, EBITDA would have been approximately $8.1 million during the first quarter of 1997 as compared to $5.3 million during the same quarter last year. As a percentage of revenue, EBITDA would have equaled 27.3% during the first quarter of 1997 versus 26.2% in the same period of 1996. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                                 SEASONALITY

     The Company's operating results from its lodging activities are subject to fluctuation depending upon hotel occupancy rates and buy rates, among other factors. Typically, occupancy rates are higher during the second and third calendar quarters than in the first and fourth quarters due to seasonal travel patterns.

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

     On August 9, 1995, the Company issued $20 million principal amount of its 11.5% Senior Subordinated Notes due July 15, 2005 (the 11.5% Senior Notes) to three insurance companies in a private placement. On October 4, 1995, the Company issued an additional $10 million principal amount of such 11.5% Senior Notes to the same purchasers and under identical terms and conditions. In connection with the issuance of its 10.25% Senior Notes, the Company and the holders of the 11.5% Senior Notes amended the terms of the 11.5% Senior Notes to provide that such notes rank PARI PASSU with, and have substantially the same covenants as, the 10.25% Senior Notes. The 11.5% Senior Notes are unsecured and bear interest at the fixed rate of 11.5%, payable semi-annually. Mandatory annual principal payments of $6 million commence July 15, 2001.

     Net proceeds of the August 9, 1995 issue of the 11.5% Senior Notes, net of original issue discount and issuance-related expenses, were approximately $18.1 million, and were used to (i) repay $10.0 million outstanding


March 31, 1997                                                          Page 12

LodgeNet Entertainment Corporation                                     Form 10-Q


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

     In connection with the December 19, 1996 issuance of its 10.25% Senior Notes, the Company repaid all of the outstanding borrowing under its then bank credit facility, approximately $20.4 million, and amended and restated such facility. The amended and restated bank credit facility (the 1997 Facility) provides for total lending commitments of $100.0 million (which can be increased to $175.0 million with the consent of NatWest Bank) and contains certain covenants, including the maintenance of certain financial ratios, limitations on the incurrence of additional indebtedness, limitations on the incurrence of certain liens, limitations on certain payments or distributions in respect of the common stock and provisions for acceleration of principal
repayment in certain circumstances.   At May 5, 1997 no amounts had been
drawn by the Company under the 1997 Facility. The Company was in compliance with all such covenants as of March 31, 1997. The 1997 Facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries' tangible and intangible assets and (ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts borrowed under the 1997 Facility bear interest at either (i) LIBOR plus from 1.25% to 2.00% or (ii) the greater of (a) the NatWest Bank prime rate plus from .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%, depending on the Company's total leverage, as defined in the agreement. The banks' commitment under the 1997 Facility is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999 -- 20%; December 2000 -- 20%; December 2001 -- 20%; and December 2002 -- 25%.

     On May 23, 1996, the Company sold 3,680,000 shares of the Company's Common Stock for net proceeds of approximately $44.6 million. Such proceeds were used to repay approximately $25.9 million of borrowings outstanding under the then existing credit facility, and to provide working capital for the continuing expansion of the Company's lodging and residential business.

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

     On December 19, 1996, the Company issued $150 million, principal amount, of unsecured 10.25% Senior Notes (the Notes) in a private offering in accordance with Rule 144A of The Securities Act of 1933, as amended (the Securities Act). The proceeds of the Notes, which were issued at par, after placement fees and offering expenses, were approximately $143.2 million. Approximately $31.7 million of such proceeds was used to redeem the outstanding principal amounts of the 9.95% and 10.35% Senior Notes and to prepay all outstanding amounts under the Company's then revolving credit facility, both as previously discussed. The remaining proceeds, approximately $91.1 million, were invested in highly liquid, interest-bearing securities pending their use for funding capital expenditures to expand the Company's lodging and residential businesses. On April 11, 1997, the Company filed a registration statement with the Securities and Exchange Commission to effect an offer to exchange the Notes for identical Notes registered under the Securities Act of 1933, as amended.

     The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial capital to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $26.9 million during the first quarter of 1997, and net cash provided by operating activities was approximately $.9 million.


March 31, 1997                                                          Page 13

LodgeNet Entertainment Corporation                                     Form 10-Q


     Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $55 to $85 million during the remainder of 1997 and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors; however, this is a forward-looking statement and there can be no assurance in this regard. In addition, the 1997 Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company will adopt SFAS 128 at the end of 1997 and anticipates that it will have no effect on previously reported earnings per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.


March 31, 1997                                                          Page 14

LodgeNet Entertainment Corporation                                     Form 10-Q


                       PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On February 16, 1995, On Command Video Corporation filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin on September 29, 1997. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe the Company has a number of defenses available, which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

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

     Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:

          Exhibit 11.1 -- Statement Regarding Computation of Net Loss Per Common Share.

     B.  REPORTS ON FORM 8-K:

          The Company filed no Reports on Form 8 - K during the three months ended March 31, 1997.


March 31, 1997                                                          Page 15

LodgeNet Entertainment Corporation                                     Form 10-Q


                     LODGENET ENTERTAINMENT CORPORATION

                                  FORM 10-Q


                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LODGENET ENTERTAINMENT CORPORATION
                                  ----------------------------------
                                             (Registrant)


Date:  May 8, 1997                  / s /  TIM C. FLYNN
                                  -------------------------------
                                    Tim C. Flynn
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 8, 1997                  / s /  JEFFREY T. WEISNER
                                  -------------------------------
                                    Jeffrey T. Weisner
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)



March 31, 1997                                                          Page 16