Form 10-Q
period 1997-06-30
LODGENET ENTERTAINMENT CORP
filed 1997-08-11
CIK 911002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE PERIOD ENDED JUNE 30, 1997


Commission File Number 0-22334


                      LODGENET ENTERTAINMENT CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                     46-0371161
     -------------------------------                ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                       Identification Number)


              808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
     --------------------------------------------------------------------------
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
                                               ---     ---

     At August 4, 1997, there were 11,217,201 shares outstanding of the Registrant's common stock, $0.01 par value.



THIS REPORT CONTAINS A TOTAL OF 20 PAGES, EXCLUDING EXHIBITS. THE EXHIBIT INDEX APPEARS ON PAGE 19.

                      LODGENET ENTERTAINMENT CORPORATION

                                   FORM 10-Q
                                     INDEX

                                                                                        Page
                                                                                         No.
                                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements:
  Consolidated Balance Sheets as of  December 31, 1996 and June 30, 1997 (Unaudited)......3
  Consolidated Statements of Operations (Unaudited) for
     the Three and Six Months Ended June 30, 1996 and 1997................................4
  Consolidated Statements of Cash Flows (Unaudited) for
     the Six Months Ended June 30, 1996 and 1997..........................................5
  Notes to Consolidated Financial Statements..............................................6
Item 2 -- Management's Discussion and Analysis of the Results of Operations...............8

PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings..............................................................19
Item 2 -- Changes in Securities..........................................................19
Item 3 -- Defaults Upon Senior Securities................................................19
Item 4 -- Submission of Matters to a Vote of Security Holders............................19
Item 5 -- Other Information..............................................................19
Item 6 -- Exhibits and Reports on Form 8-K...............................................19

SIGNATURES...............................................................................20


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

_______
  As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

                        PART I -- FINANCIAL INFORMATION

                      LODGENET ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)



                                                     December 31,     June 30,
                                                        1996            1997
                                                     -----------     -----------
                      Assets                                         (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 86,177         $ 34,436
  Accounts receivable, net of allowance for
   doubtful accounts                                    18,428           21,470
  Prepaid expenses and other                             1,935            6,481
                                                      --------         --------
     Total current assets                              106,540           62,387

Property and equipment, net                            164,157          193,616
Debt issuance costs, net of accumulated amortization     8,509            8,238
Other assets, net                                          562            4,558
                                                      --------         --------
                                                      $279,768         $268,799
                                                      --------         --------
                                                      --------         --------

        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $ 16,775         $ 15,649
  Current portion of long-term debt                        425              567
  Accrued expenses                                       4,596            5,912
                                                      --------         --------
                                                        21,796           22,128

Deferred revenue                                         2,956            3,750
Long-term debt                                         179,233          179,454
Minority interest in consolidated subsidiary               231              155
                                                      --------         --------
     Total liabilities                                 204,216          205,487
                                                      --------         --------

Stockholders' equity:
  Common stock, $0.01 par value, 20 million shares
   authorized; 11,125,369 shares outstanding at
   December 31, 1996 and 11,213,437 shares
   outstanding at June 30, 1997                            111              112
  Additional paid-in capital                           120,539          120,669
  Accumulated deficit                                  (45,098)         (57,469)
                                                      --------         --------
     Total stockholders' equity                         75,552           63,312
                                                      --------         --------
                                                      $279,768         $268,799
                                                      --------         --------
                                                      --------         --------







            The accompanying notes are an integral part of these
                    consolidated financial statements.

                      LODGENET ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Amounts, except per share amounts, in thousands)



                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                --------------------       --------------------
                                                  1996         1997         1996         1997
                                                -------      -------       -------     --------
Revenue:
 Guest Pay                                      $19,979      $28,119       $37,561     $ 53,686
 Free-to-guest                                    2,046        2,105         4,191        4,271
 Other                                            1,081        2,908         1,722        4,831
                                                -------      -------       -------     --------
   Total revenue                                 23,106       33,132        43,474       62,788
                                                -------      -------       -------     --------

Direct costs:
 Guest Pay                                        7,921       10,604        14,760       20,330
 Free-to-guest                                    1,581        1,628         3,265        3,363
 Other                                              824        2,106         1,415        3,462
                                                -------      -------       -------     --------
   Total direct costs                            10,326       14,338        19,440       27,155
                                                -------      -------       -------     --------
Gross profit                                     12,780       18,794        24,034       35,633
                                                -------      -------       -------     --------

Operating expenses:
 Guest Pay operations                             3,575        5,006         6,738        9,699
 Selling, general and administrative              3,363        4,727         6,212        9,783
 Depreciation and amortization                    7,157       10,495        13,330       20,190
                                                -------      -------       -------     --------
   Total operating expenses                      14,095       20,228        26,280       39,672
                                                -------      -------       -------     --------

Operating loss                                   (1,315)      (1,434)       (2,246)      (4,039)
Interest expense, net                             2,078        4,302         4,000        8,366
                                                -------      -------       -------     --------

Loss before income taxes                         (3,393)      (5,736)       (6,246)     (12,405)
Provision for income taxes                            2           20            22           30
                                                -------      -------       -------     --------

Net loss                                        $(3,395)     $(5,756)      $(6,268)    $(12,435)
                                                -------      -------       -------     --------
                                                -------      -------       -------     --------

Net loss per common share                       $ (0.38)     $ (0.51)      $ (0.77)    $  (1.10)
                                                -------      -------       -------     --------
                                                -------      -------       -------     --------
Weighted average shares                           8,856       11,262         8,131       11,263
                                                -------      -------       -------     --------
                                                -------      -------       -------     --------





               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           1996         1997
                                                         --------      --------
Operating activities:
 Net loss                                                $ (6,268)     $(12,435)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                           13,330        20,190
   Minority interest                                         -              (76)
   Change in current assets and liabilities:
     Accounts receivable                                   (3,876)       (2,990)
     Prepaid expenses and other                              (709)       (4,546)
     Accounts payable                                       2,011        (1,239)
     Accrued expenses and deferred revenue                  1,882         2,110
     Other                                                   -             (150)
                                                         --------      --------
Net cash provided by operating activities                   6,370           864
                                                         --------      --------

Investing activities:
 Property and equipment additions                         (41,743)      (48,417)
 Purchase of Cable TV operation                              -           (4,562)
                                                         --------      --------
                                                          (41,743)      (52,979)
                                                         --------      --------

Financing activities:
 Proceeds from long-term debt                                 650           509
 Debt issuance costs                                       (1,169)         -
 Repayments of long-term debt                                 (48)         (254)
 Borrowings under revolving credit facility                25,858          -
 Repayments of revolving credit facility                  (25,858)         -
 Proceeds from issuance of common stock                    44,635          -
 Stock option activity                                         36           131
                                                         --------      --------
Net cash provided by financing activities                  44,104           386
                                                         --------      --------

Effect of exchange rates on cash                                1           (12)
                                                         --------      --------

Increase (decrease) in cash and cash equivalents            8,732       (51,741)

Cash and equivalents at beginning of period                 2,252        86,177
                                                         --------      --------

Cash and equivalents at end of period                    $ 10,984     $  34,436
                                                         --------      --------
                                                         --------      --------
Supplemental cash flow information:
 Cash paid for interest                                  $  3,464      $  8,088
                                                         --------      --------
                                                         --------      --------


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LODGENET ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1996 and 1997, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules
and regulations of the Commission.   Although the Company believes that the
disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1996, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, net

     Property and equipment was comprised as follows at (in thousands of dollars):


                                           December 31,    June 30,
                                              1996          1997
                                            --------      --------
     Land, building and equipment           $ 15,914      $ 19,614
     Free-to-guest equipment                   7,369         9,277
     Cable television equipment                5,291         7,458
     Guest Pay systems:
       Installed                             173,607       197,822
       System components                      23,290        30,819
       Software costs                          6,266         6,963
     Building construction in progress         2,528         8,373
                                            --------      --------
                                             234,265       280,326
     Less-depreciation and amortization      (70,108)      (86,710)
                                            --------      --------
     Property and equipment, net            $164,157      $193,616
                                            --------      --------
                                            --------      --------


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

RESIDENTIAL INDUSTRY SERVICES

     In January 1996, the Company formed ResNet Communications, Inc. ("ResNet") for the purpose of extending the Company's proprietary B-LANsm system architecture and operational expertise into the Multi-family Residential Unit ("MDU") market. In October 1996, TCI Satellite, an affiliate of TCI, agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to DBS signals for the MDU market on a nationwide basis. The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996. During the quarter ended March 31, 1997, ResNet purchased, for approximately $4.6 million, the assets and contracts of a private cable television operation with approximately 11,000 passings in the Detroit metropolitan area. The results of ResNet's operations during the three months ended June 30, 1997 were not material to the Company's consolidated results of operations.

LODGING ROOM BASE

     During the three months ended June 30, 1997, the Company installed 32,531 new Guest Pay rooms, equipped 35,433 rooms with its Nintendo game system, and installed 11,823 free-to-guest rooms. From June 30, 1996 through June 30, 1997, the Company has installed 129,604 new Guest Pay rooms, equipped 150,811 rooms with its Nintendo game system, and installed 46,277 free-to-guest rooms; representing increases of 38.6%, 61.9% and 17.4%, respectively, in its installed room bases. The Company's base of installed rooms was comprised as follows at June 30:

                                         1996                1997
                                  ----------------     ----------------
                                   Rooms       %        Rooms       %
                                  -------    -----     -------    -----
     Guest Pay rooms:
       Scheduled                   51,521     15.4%     34,383      7.4%
       On-demand                  284,102     84.6%    430,844     92.6%
                                  -------    -----     -------    -----
                                  335,623    100.0%    465,227    100.0%
                                  -------    -----     -------    -----
                                  -------    -----     -------    -----

     Nintendo game system rooms   243,658              394,469
                                  -------              -------
                                  -------              -------
     Free-to-guest rooms          266,150              312,427
                                  -------              -------
                                  -------              -------

                             RESULTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1997

Revenue Analysis

     The Company's total revenue for the second quarter of 1997 increased 43.4%, or $10.0 million, in comparison to the second quarter of 1996. The following table sets forth the components of the Company's revenue for the quarter ending June 30 (dollar amounts in thousands):


                            1996                1997
                     ------------------  ------------------
                              Percent of          Percent of
                                 Total               Total
                      Amount   Revenues   Amount   Revenues
                     -------  ----------  -------  ----------
     Guest Pay       $19,979     86.5%   $28,119     84.9%
     Free-to-guest     2,046      8.9%     2,105      6.4%
     Other             1,081      4.7%     2,908      8.8%
                     -------    -----    -------    -----
     Total revenue   $23,106    100.0%   $33,132    100.0%
                     -------    -----    -------    -----
                     -------    -----    -------    -----


     Guest Pay Revenue -- Guest Pay revenues increased 40.7%, or $8.1 million, in the second quarter of 1997 in comparison to the same quarter of 1996. This increase was primarily the result of a 42.2% increase in the average number of installed Guest Pay rooms, which offset a slight decline in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending June 30:


                                           1996     1997
                                          ------   ------
Average monthly revenue per room:
 Movie revenue                            $18.47   $17.89
 Video game/information service             2.80     3.17
                                          ------   ------
   Total per Guest Pay room               $21.27   $21.06
                                          ------   ------
                                          ------   ------

     Average movie revenue per room, for all Guest Pay rooms, was impacted by lower average buy rates and lower hotel occupancy rates, and partially offset by the effect of higher average movie prices; all in comparison to the year earlier period. The comparative decrease in buy rates is attributed to a relatively less popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier period. The slight increase in average movie price is due to price increases in certain Guest Pay rooms; the Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.20 and $2.19 during the quarters ended June 30, 1997 and 1996, respectively. The Company had installed its video game service in 394,469 and 243,658 Guest Pay rooms as of June 30, 1997 and 1996, respectively.

     Free-to-guest Revenue -- Free-to-guest revenues increased 2.9%, or $59,000, in the second quarter of 1997 as compared to the same quarter of 1996. The comparative increase in revenues resulted from the 17.4% increase in the number of installed free-to-guest rooms since June 30, 1996, which offset lower average revenue per room. The Company had 312,427 and 266,150 free-to-guest rooms installed at June 30, 1997 and 1996, respectively.

     Other Revenue -- Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $1.8 million or 169%, in the second quarter of 1997 as compared to the same quarter of 1996. The increase was attributable to increased sales of system equipment, increased service-related revenues, increased television sales and cable television service revenues.

Expense Analysis

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending June 30 (dollar amounts in thousands):


                                   1996           1997
                                 -------        -------
     Direct costs:
      Guest Pay                  $ 7,921        $10,604
      Free-to-guest                1,581          1,628
      Other revenue                  824          2,106
                                 -------        -------
     Total direct costs          $10,326        $14,338
                                 -------        -------
                                 -------        -------

     Gross profit margin:
      Guest Pay                     60.4%          62.3%
      Free-to-guest                 22.7%          22.7%
      Other revenue                 23.8%          27.6%
      Overall (composite)           55.3%          56.7%


     Guest Pay direct costs increased 33.9%, or $2.7 million, in the second quarter of 1997 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs decreased from 39.6% in the second quarter of 1996 to 37.7% in the current quarter. The relative decrease in Guest Pay direct costs (as a percentage of revenue) reflects lower movie-related costs due to proportionately less revenue from newly-released motion pictures, partially offset by the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix.

     Free-to-guest direct costs increased 3.0% or $47,000 in the second quarter of 1997 as compared to the year earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs were 77.3% in the second quarter of each of 1997 and 1996.

     Direct costs associated with other revenue increased 156% to $2.1 million in the second quarter of 1997 from $824,000 in the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 72.4% of other revenue in the current quarter versus 76.2% in the second quarter of 1996, primarily reflecting the effect of the increased equipment sales and cable television service revenues discussed above.

     The Company's overall gross profit increased 47.1%, or $6.0 million, to $18.8 million in the second quarter of 1997 on a 43.4% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 56.7% in the current quarter, as compared to the year earlier 55.3%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):


                                          1996                 1997
                                    ------------------  --------------------
                                            Percent of            Percent of
                                              Total                 Total
                                     Amount  Revenues    Amount    Revenues
                                    ------- ----------  -------   ----------
Guest Pay operations                $ 3,575   15.5%     $ 5,006     15.1%
Selling, general and administrative   3,363   14.6%       4,727     14.3%
Depreciation and amortization         7,157   31.0%      10,495     31.7%
                                    -------   ----      -------     ----
   Total operating expenses         $14,095   61.0%     $20,228     61.1%
                                    -------   ----      -------     ----
                                    -------   ----      -------     ----


     Guest Pay operations expense increased 40.0%, or $1.4 million, from $3.6 million in the comparable quarter of the previous year. This increase is primarily attributable to the 42.2% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.52 per month in the current quarter as compared to $3.81 per month in the same quarter of 1996. The comparative decrease on a per-room basis was primarily the result of lower service and support expenses.

     Selling, general and administrative expenses increased 40.1%, or $1.4 million, from $3.4 million in the second quarter of 1996. The increase reflects the effects of increased litigation-related expenses, an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, such expenses were 14.3% in the current quarter as compared to 14.6% in the year earlier quarter.

     Depreciation and amortization expenses increased 46.6% to $10.5 million in the second quarter of 1997 from $7.2 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.

     Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(1.4) million in the current quarter as compared to $(1.3) million in the same quarter of 1996.

     Interest Expense -- Interest expense, net of interest income, increased to $4.3 million in the current quarter from $2.1 million in the comparable quarter of 1996 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $63.3 million at June 30, 1996 to $180.0 million at June 30, 1997. Average principal amount of long-term debt (excluding amounts under the revolving facility) outstanding, during the quarter ended June 30, 1997, was approximately $180 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $73 million (at an average interest rate of approximately 10.6%) during the comparable period of 1996.

     Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(5.8) million in the second quarter of 1997 from a net loss of $(3.4) million in the same quarter a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 55.1% to $9.1 million in the second quarter of 1997 as compared to $5.8 million in the second quarter of 1996.

EBITDA as a percentage of total revenues was 27.3% in the current quarter as compared to 25.3% in the same quarter of 1996. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                             RESULTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1997


Revenue Analysis

     The Company's total revenue for the first six months of 1997 increased 44.4%, or $19.3 million, in comparison to the same period in 1996. The following table sets forth the components of the Company's revenue for the six months ended June 30 (dollar amounts in thousands):


                            1996                1997
                     ------------------- -------------------
                              Percent of          Percent of
                                 Total               Total
                      Amount   Revenues   Amount   Revenues
                     -------  ---------- -------  ----------
     Guest Pay       $37,561     86.4%   $53,686     85.5%
     Free-to-guest     4,191      9.6%     4,271      6.8%
     Other             1,722      4.0%     4,831      7.7%
                     -------    -----    -------    -----
     Total revenue   $43,474    100.0%   $62,788    100.0%
                     -------    -----    -------    -----
                     -------    -----    -------    -----


     Guest Pay Revenue -- Guest Pay revenues increased 42.9%, or $16.1 million, in the first six months of 1997 in comparison to the same period of 1996. This increase was primarily the result of a 44.7% increase in the average number of installed Guest Pay rooms, which offset a slight decline in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the six months ended June 30:


                                           1996     1997
                                          ------   ------
     Average monthly revenue per room:
       Movie revenue                      $18.49   $17.77
       Video game/information service       2.64     3.11
                                          ------   ------
         Total per Guest Pay room         $21.13   $20.88
                                          ------   ------
                                          ------   ------


     Average movie revenue per room, for all Guest Pay rooms, was impacted by lower average buy rates and lower hotel occupancy rates, and partially offset by the effect of higher average movie prices. The comparative decrease in buy rates is attributed to a relatively less popular selection of newly-released major motion pictures in the current period as compared to a year earlier. The slight increase in average movie price is due to price increases in certain Guest Pay rooms; the Company's movie prices are generally $7.95 or $8.95.

     Average video game and information service revenue per room increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.17 and $2.04 during the six months ended June 30, 1997 and 1996, respectively. The Company had installed its video game service in 394,469 and 243,658 Guest Pay rooms as of June 30, 1997 and 1996, respectively.

     Free-to-guest Revenue -- Free-to-guest revenues increased 1.9%, or $80,000, in the first six months of 1997 as compared to the same period of 1996. The comparative increase in revenues resulted from the 14.7% increase in the number of installed free-to-guest rooms since June 30, 1996, which offset lower average revenue per room. The Company had 312,427 and 266,150 free-to-guest rooms installed at June 30, 1997 and 1996, respectively.

     Other Revenue -- Revenue from other sources, such as the sale of televisions, system equipment, service parts and labor, and miscellaneous free-to-guest programming materials, increased by $3.1 million or 181%, in the first six months of 1997 as compared to the same period of 1996. The increase was attributable to increased sales of system equipment, increased service-related revenues, increased television sales and cable television service revenues.

Expense Analysis

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the six months ended June 30 (dollar amounts in thousands):


                                   1996           1997
                                 -------        -------
     Direct costs:
      Guest Pay                  $14,760        $20,330
      Free-to-guest                3,265          3,363
      Other revenue                1,415          3,462
                                 -------        -------
     Total direct costs          $19,440        $27,155
                                 -------        -------
                                 -------        -------

     Gross profit margin:
      Guest Pay                     60.7%          62.1%
      Free-to-guest                 22.1%          21.3%
      Other revenue                 17.8%          28.3%
      Overall (composite)           55.3%          56.8%


     Guest Pay direct costs increased 37.7%, or $5.6 million, in the first six months of 1997 as compared to the same period of 1996. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs decreased from 39.3% in the first six months of 1996 to 37.9% in the current period. The relative decrease in Guest Pay direct costs (as a percentage of revenue) reflects lower movie-related costs due to proportionately less revenue from newly-released motion pictures, partially offset by the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix.

     Free-to-guest direct costs increased 3.0% or $98,000 in the first six months of 1997 as compared to the same period of 1996. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 78.7% from 77.9% in the year-earlier period. The relative increase in free-to-guest direct costs (as a percentage of revenue) resulted from higher costs for both premium and non-premium programming in 1997, and to a lesser extent to a slightly higher proportion of non-premium programming in the mix of programming services delivered.

     Direct costs associated with other revenue increased 145% to $3.5 million in the first six months of 1997 from $1.4 million in the year earlier period. As a percentage of related revenues, such direct costs decreased to 71.7% of other revenue in the current six month period versus 82.2% in the first six months of 1996, primarily reflecting the effect of the increased equipment sales and cable television service revenues discussed above.

     The Company's overall gross profit increased 48.3%, or $11.6 million, to $35.6 million in the first six months of 1997 on a 44.4% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 56.8% in the current six month period, as compared to the year earlier 55.3%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the six months ended June 30 (dollar amounts in thousands):

                                           1996                 1997
                                    ------------------  --------------------
                                            Percent of            Percent of
                                              Total                 Total
                                     Amount  Revenues    Amount    Revenues
                                    ------- ----------  -------   ----------
Guest Pay operations                $ 6,738   15.5%     $ 9,699     15.4%
Selling, general and administrative   6,212   14.3%       9,783     15.6%
Depreciation and amortization        13,330   30.7%      20,190     32.2%
                                    -------   ----      -------     ----
   Total operating expenses         $26,280   60.4%     $39,672     63.2%
                                    -------   ----      -------     ----
                                    -------   ----      -------     ----


     Guest Pay operations expense increased 40.0%, or $1.4 million, from $3.6 million in the comparable quarter of the previous year. This increase is primarily attributable to the 47.4% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.65 per month in the current quarter as compared to $3.79 per month in the same quarter of 1996. The comparative decrease on a per-room basis was primarily the result of lower service and support expenses.

     Selling, general and administrative expenses increased 57.5%, or $3.6 million, from $6.2 million in the first half of 1996. The increase reflects the effects of substantially increased litigation-related expenses ($1.4 million during the first half of 1997 as compared to $.3 million during the first half of 1996), an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, such expenses were 15.6% in the current six month period as compared to 14.3% in the year earlier period.

     Depreciation and amortization expenses increased 51.5% to $20.2 million in the first half of 1997 from $13.3 million in the year earlier period. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter.

     Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(4.0) million in the current six month period as compared to $(2.2) million in the same period of 1996.

     Interest Expense -- Interest expense, net of interest income, increased to $8.4 million in the current half year from $4.0 million in the comparable period of 1996 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $63.3 million at June 30, 1996 to $180.0 million at June 30, 1997. Average principal amount of long-term debt outstanding during the six months ended June 30, 1997, was approximately $180 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $71 million (at an average interest rate of approximately 10.6%) during the comparable period of 1996.

     Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(12.4) million in the first half of 1997 from a net loss of $(6.3) million in the same period a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA increased 45.9% (on a 44.4% increase in revenues) to $16.2 million in the first half of 1997 as compared to $11.1 million in the first half of 1996. EBITDA as a percentage of total revenues was 25.7% in the current period as compared to 25.5% in the same period of 1996.

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

     On August 9, 1995, the Company issued $20 million principal amount of its 11.5% Senior Subordinated Notes due July 15, 2005 (the 11.5% Senior Notes) to three insurance companies in a private placement. On October 4, 1995, the Company issued an additional $10 million principal amount of such 11.5% Senior Notes to the same purchasers and under identical terms and conditions. In connection with the issuance of its 10.25% Senior Notes, the Company and the holders of the 11.5% Senior Notes amended the terms of the 11.5% Senior Notes to provide that such notes rank PARI PASSU with, and to have substantially the same covenants as, the 10.25% Senior Notes. The 11.5% Senior Notes are unsecured and bear interest at the fixed rate of 11.5%, payable semi-annually. Mandatory annual principal payments of $6 million commence July 15, 2001.

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

     In connection with the December 19, 1996 issuance of its 10.25% Senior Notes, the Company repaid all of the outstanding borrowing under its then bank credit facility, approximately $20.4 million, and amended and restated such facility. The amended and restated bank credit facility (the 1997 Facility) provides for total lending commitments of $100.0 million (which can be increased to $175.0 million with the consent of NatWest Bank) and contains certain covenants, including the maintenance of certain financial ratios, limitations on the incurrence of additional indebtedness, limitations on the incurrence of certain liens, limitations on certain payments or distributions in respect of the common stock and provisions for acceleration of principal repayment in certain circumstances. The Company was in compliance with all such covenants as of June 30, 1997. The 1997 Facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries' tangible and intangible assets and (ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts borrowed under the 1997 Facility bear interest at either (i) LIBOR plus from 1.25% to 2.00% or
(ii) the greater of (a) the NatWest Bank prime rate plus from .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%, depending on the Company's total leverage, as defined in the agreement. The banks' commitment under the 1997 Facility is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999 -- 20%; December 2000 -- 20%; December 2001 -- 20%; and December 2002 -- 25%.

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

     On December 19, 1996, the Company issued $150 million, principal amount, of unsecured 10.25% Senior Notes (the Notes) in a private offering in accordance with Rule 144A of The Securities Act of 1933, as amended (the Securities Act). The proceeds of the Notes, which were issued at par, after placement fees and offering expenses, were approximately $143.2 million. Approximately $31.7 million of such proceeds was used to redeem the outstanding principal amounts of the 9.95% and 10.35% Senior Notes and to prepay all outstanding amounts under the Company's then revolving credit facility, both as previously discussed. The remaining proceeds, approximately $91.1 million, were invested in highly liquid, interest-bearing securities pending their use for funding capital expenditures to expand the Company's lodging and residential businesses. On April 11, 1997, the Company filed a registration statement to effect an offer to exchange the Notes for identical Notes registered under the Securities Act of 1933, as amended.

     The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial indebtedness to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $53 million during the first six months of 1997, and net cash provided by operating activities was approximately $.9 million.

     Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $35 to $45 million during the remainder of 1997 and anticipates capital expenditures of between approximately $75 to $90 million for 1998, and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures in these periods will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors; however, this is a forward-looking statement and there can be no assurance in this regard. In addition, the 1997 Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

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

                         PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On February 16, 1995, On Command Video Corporation filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter however, as of August 11, 1997 no trial date is scheduled. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe the Company has a number of defenses available, which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

     From time to time, the Company is subject to other litigation arising in the course of its business. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect upon the Company's business or financial condition.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:

          Exhibit 11.1 -- Statement Regarding Computation of Net Loss Per Common Share.

     B.  REPORTS ON FORM 8-K:

          The Company filed no Reports on Form 8 - K during the three months ended June 30, 1997.

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

                              LODGENET ENTERTAINMENT CORPORATION
                              ----------------------------------
                                        (Registrant)



Date:  August 11, 1997                   / S /  TIM C. FLYNN
                              -------------------------------------
                              Tim C. Flynn
                              President and Chief Executive Officer
                              (Principal  Executive Officer)




Date:  August 11, 1997                   / S /  JEFFREY T. WEISNER
                              --------------------------------------------
                              Jeffrey T. Weisner
                              Vice President - Finance
                              (Principal Financial and Accounting Officer)