Form 10-Q
period 1997-09-30
LODGENET ENTERTAINMENT CORP
filed 1997-11-12
CIK 911002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                   FOR THE PERIOD ENDED SEPTEMBER 30, 1997


Commission File Number 0-22334


                      LODGENET ENTERTAINMENT CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                46-0371161
    ------------------------------          -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)                   Identification Number    )


         3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
         ------------------------------------------------------------
         (Address of Principal Executive Offices)          (ZIP code)


                               (605)  988-1000
                       -------------------------------
                       (Registrant's telephone number,
                             including area code)


            808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
            ------------------------------------------------------
                       (Former name, former address and
              former fiscal year, if changed since last report)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---
    At November 7, 1997, there were 11,386,669 shares outstanding of the Registrant's common stock, $0.01 par value.

THIS REPORT CONTAINS A TOTAL OF 20 PAGES, EXCLUDING EXHIBITS. THE EXHIBIT INDEX APPEARS ON PAGE 19.

                      LODGENET ENTERTAINMENT CORPORATION

                                  FORM 10-Q
                                    INDEX
                                                                          Page
                                                                          No.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 -- Financial Statements:
    Consolidated Balance Sheets as of  December 31, 1996 and
         September 30, 1997 (Unaudited)                                     3
    Consolidated Statements of Operations (Unaudited) for
         the Three and Nine Months Ended September 30, 1996 and 1997        4
    Consolidated Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 1996 and 1997                  5
    Notes to Consolidated Financial Statements.                             6
Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              8

PART II.  OTHER INFORMATION
---------------------------
Item 1 -- Legal Proceedings.                                               19
Item 2 -- Changes in Securities.                                           19
Item 3 -- Defaults Upon Senior Securities.                                 19
Item 4 -- Submission of Matters to a Vote of Security Holders.             19
Item 5 -- Other Information.                                               19
Item 6 -- Exhibits and Reports on Form 8-K.                                19

SIGNATURES                                                                 20



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

                       PART I -- FINANCIAL INFORMATION

                      LODGENET ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                        (Dollar amounts in thousands)


                                                              December 31,  September 30,
                                                                      1996           1997
                                                              ------------  -------------
                                                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $  86,177      $  20,070
   Accounts receivable, net of allowance for doubtful accounts      18,428         22,736
   Prepaid expenses and other                                        1,935          3,206
                                                              ------------   ------------
      Total current assets                                         106,540         46,012

Property and equipment, net                                        164,157        207,801
Debt issuance costs, net of accumulated amortization                 8,509          8,002
Other assets, net                                                      562          4,249
                                                              ------------   ------------
                                                                $  279,768      $ 266,064
                                                              ------------   ------------
                                                              ------------   ------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  16,775      $  16,452
   Current portion of long-term debt                                   425            614
   Accrued expenses                                                  4,596          7,255
                                                              ------------   ------------
      Total current liabilities                                     21,796         24,321

Deferred revenue                                                     2,956          3,717
Long-term debt                                                     179,233        179,460
Minority interest in consolidated subsidiary                           231            246
                                                              ------------   ------------
   Total liabilities                                               204,216        207,744
                                                              ------------   ------------

Stockholders' equity:
   Common stock, $0.01 par value, 20 million shares authorized;
      11,125,369 shares outstanding at December 31, 1996 and
      11,386,669 shares outstanding at September 30, 1997              111            114
   Additional paid-in capital                                      120,539        120,756
   Accumulated deficit                                             (45,098)       (62,550)
                                                              ------------   ------------
      Total stockholders' equity                                    75,552         58,320
                                                              ------------   ------------
                                                                $  279,768     $  266,064
                                                              ------------   ------------
                                                              ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                     LODGENET ENTERTAINMENT CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Amounts, except per share amounts, in thousands)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                             ------------------------      -----------------------
                                               1996           1997           1996           1997
                                             ---------      ---------      ---------     ---------
Revenue:
   Guest Pay                                 $  23,349      $  32,164      $  60,912     $  85,850
   Free-to-guest                                 2,225          2,146          6,416         6,417
   Other                                         1,345          2,382          3,068         7,213
                                             ---------      ---------      ---------     ---------
      Total revenue                             26,919         36,692         70,396        99,480
                                             ---------      ---------      ---------     ---------

Direct costs:
   Guest Pay                                     9,545         12,641         24,305        32,971
   Free-to-guest                                 1,775          1,323          5,040         4,686
   Other                                         1,174          1,767          2,591         5,229
                                             ---------      ---------      ---------     ---------
      Total direct costs                        12,494         15,731         31,936        42,886
                                             ---------      ---------      ---------     ---------

Gross profit                                    14,425         20,961         38,460        56,594
                                             ---------      ---------      ---------     ---------

Operating expenses:
   Guest Pay operations                          3,876          5,252         10,614        14,951
   Selling, general and administrative           3,068          5,147          9,280        14,930
   Depreciation and amortization                 7,560         10,963         20,891        31,153
                                             ---------      ---------      ---------     ---------
      Total operating expenses                  14,504         21,362         40,785        61,034
                                             ---------      ---------      ---------     ---------

Operating loss                                     (79)          (401)        (2,325)       (4,440)
Interest expense, net                            1,769          4,638          5,769        13,004
                                             ---------      ---------      ---------     ---------

Loss before income taxes                        (1,848)        (5,039)        (8,094)      (17,444)
Provision for income taxes                           9             11             31            41
                                             ---------      ---------      ---------     ---------

Net loss                                     $  (1,857)     $  (5,050)     $  (8,125)    $ (17,485)
                                             ---------      ---------      ---------     ---------
                                             ---------      ---------      ---------     ---------

Net loss per common share                    $   (0.17)     $   (0.45)     $   (0.89)    $   (1.55)
                                             ---------      ---------      ---------     ---------
                                             ---------      ---------      ---------     ---------
Weighted average shares                         11,094         11,315          9,126        11,281
                                             ---------      ---------      ---------     ---------
                                             ---------      ---------      ---------     ---------



     The accompanying notes are an integral part of these consolidated financial statements.

                           LODGENET ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                         1996          1997
                                                      ---------     ---------
Operating activities:
 Net loss                                             $  (8,125)    $ (17,485)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                        20,891        31,153
    Minority interest                                       -              15
    Change in current assets and liabilities:
      Accounts receivable                                (6,374)       (4,256)
      Prepaid expenses and other                         (2,067)       (1,271)
      Accounts payable                                    4,125          (436)
      Accrued expenses and deferred revenue               2,406         3,420
      Other                                                  -             57
                                                       --------     ---------
Net cash provided by operating activities                10,856        11,197
                                                       --------     ---------
Investing activities:
 Property and equipment additions                       (61,106)      (73,222)
 Purchase of Cable TV operation                             -          (4,562)
                                                       --------     ---------
Net cash used in investing activities                   (61,106)      (77,784)
                                                       --------     ---------
Financing activities:
 Proceeds from long-term debt                               901           665
 Debt issuance costs                                     (1,169)          -
 Repayments of long-term debt                            (4,327)         (411)
 Borrowings under revolving credit facility              35,858           -
 Repayments of revolving credit facility                (25,858)          -
 Proceeds from issuance of common stock                  44,635           -
 Stock option activity                                       42           193
                                                       --------     ---------
Net cash provided by financing activities                50,082           447
                                                       --------     ---------
Effect of exchange rates on cash                             (1)           33
                                                       --------     ---------
Decrease in cash and cash equivalents                      (169)      (66,107)

Cash and equivalents at beginning of period               2,252        86,177
                                                       --------     ---------
Cash and equivalents at end of period                  $  2,083     $  20,070
                                                       --------     ---------
                                                       --------     ---------
Supplemental cash flow information:
   Cash paid for interest                              $  6,246     $  10,010
                                                       --------     ---------
                                                       --------     ---------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

September 30, 1997                                                       Page 5

                          LODGENET ENTERTAINMENT CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

    The accompanying consolidated financial statements as of September 30, 1997, and for the three and nine month periods ended September 30, 1996 and 1997, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules
and regulations of the Commission.   Although the Company believes that the
disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

    The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, net

    Property and equipment was comprised as follows at (in thousands of dollars):



                                       December 31,  September 30,
                                           1996           1997
                                       ------------  -------------
     Land, building and equipment       $  15,914     $  21,107
     Free-to-guest equipment                7,369        10,645
     Cable television equipment             5,291         9,397
     Guest Pay systems:
        Installed                         173,607       208,908
        System components                  23,290        34,064
        Software costs                      6,266         7,536
     Building construction in progress      2,528        12,500
                                       ------------  -------------
                                          234,265       304,157
     Depreciation and amortization        (70,108)      (96,356)
                                       ------------  -------------
     Property and equipment, net       $  164,157    $  207,801
                                       ------------  -------------
                                       ------------  -------------


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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging and multi-family dwelling unit markets utilizing its proprietary b-LAN-SM- (broadband local area network) system architecture.

LODGING SERVICES

    GUEST PAY SERVICES. The Company's Guest Pay services include Guest Scheduled-SM- on-demand movies, network-based Super Nintendo-Registered Trademark-video games and other interactive entertainment and information services for which the hotel guest pays on a per-view or per-play basis. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand guest pay service. It has been the Company's experience that rooms featuring the "on-demand" guest pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

    The Company's guest pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, guest pay buy rates, hotel occupancy rates, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary direct costs of providing guest pay services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures generally based on the Company's gross revenues derived from each picture, (ii) nominal one-time license fees paid for independent films, which are duplicated by the Company for distribution to its operating sites, (iii) license fees for video games and other services, and (iv) the commission retained by the hotel, generally 10% to 15% of gross revenues, depending on the services provided and other factors. Guest pay operating expenses include costs of system maintenance and support, in-room marketing, video tape duplication and distribution, data retrieval, insurance and personal property taxes.

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

    FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. For free-to-guest services the hotel pays the Company a fixed monthly charge per room for each programming channel provided. Such monthly charges range generally from $2.90 to $3.50 per room per month for premium channels and from $.15 to $.85 per room per month for non-premium channels. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room, which ranges generally from 75% to 80% of revenues for such services, depending on incentive programs in effect from time to time from the programming networks. In April 1996, the Company entered into an agreement with PRIMESTAR Partners, L.P. ("PRIMESTAR") pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company will pay a fee to PRIMESTAR for access to the PRIMESTAR signal, which will enable the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems.

RESIDENTIAL INDUSTRY SERVICES

    In January 1996, the Company formed ResNet Communications, Inc. ("ResNet") for the purpose of extending the Company's proprietary b-LAN-SM-system architecture and operational expertise into the Multi-family Dwelling Unit ("MDU") market. In October 1996, TCI Satellite ("TSAT"), an affiliate of Tele-Communications,

Inc. ("TCI"), agreed to invest up to $40 million in ResNet in exchange for up to a 36.9% interest in ResNet and agreed to provide ResNet with long-term access to DBS signals for the MDU market on a nationwide basis. In June 1997, the Company and TSAT reorganized ResNet as a Delaware limited liability company, "ResNet Communications, LLC." The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996. During the quarter ended March 31, 1997, ResNet purchased, for approximately $4.6 million, the assets and contracts of a private cable television operation with approximately 11,000 passings in the Detroit metropolitan area. The results of ResNet's operations during the three and nine months ended September 30, 1997 were not material to the Company's consolidated results of operations.

LODGING ROOM BASE

    During the three months ended September 30, 1997, the Company installed 26,396 new Guest Pay rooms, equipped 29,721 rooms with its Nintendo game system, and installed 18,128 free-to-guest rooms. From September 30, 1996 through September 30, 1997, the Company has installed 121,641 new Guest Pay rooms, equipped 135,782 rooms with its Nintendo game system, and installed 47,918 free-to-guest rooms; representing increases of 32.9%, 47.1% and 17.0%, respectively, in its installed room bases. The Company's base of installed rooms was comprised as follows at September 30:

                                         1996                     1997
                                --------------------     --------------------
                                 Rooms          %         Rooms          %
                                -------       ------     -------       ------
Guest Pay rooms:
  Scheduled                      44,497        12.0%      31,683         6.4%
  On-demand                     325,485        88.0%     459,940        93.6%
                                -------       ------     -------       ------
                                369,982       100.0%     491,623       100.0%
                                -------       ------     -------       ------
                                -------       ------     -------       ------

Nintendo game system rooms      288,408                  424,190
                                -------                  -------
                                -------                  -------

Free-to-guest rooms (1)         282,637                  330,555
                                -------                  -------
                                -------                  -------

(1) - Includes rooms which receive only free-to-guest services as well as rooms which receive both free-to-guest and Guest Pay services.


YEAR 2000 INFORMATION

    The Divisions of Corporation Finance and Investment Management of the Securities and Exchange Commission have issued Staff Legal Bulletin No. 5 regarding disclosure obligations associated with computer software year 2000 issues. The Company has undertaken a comprehensive review of its computer systems and software and has determined that the Company does not anticipate any material costs, problems or uncertainties, nor any material adverse change in the Company's future operating results, financial condition, products, services or competitive position as a result of such issues.

                                RESULTS OF OPERATIONS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUE ANALYSIS

    The Company's total revenue for the third quarter of 1997 increased 36.3%, or $9.8 million, in comparison to the third quarter of 1996. The following table sets forth the components of the Company's revenue for the quarter ending September 30 (dollar amounts in thousands):


                                    1996                     1997
                           ----------------------   ----------------------
                                        PERCENT OF              PERCENT OF
                                          TOTAL                    TOTAL
                             AMOUNT      REVENUES     AMOUNT      REVENUES
                           ---------     --------   ---------     --------
       Guest Pay           $  23,349        86.7%   $  32,164        87.7%
       Free-to-guest           2,225         8.3%       2,146         5.8%
       Other                   1,345         5.0%       2,382         6.5%
                           ---------     --------   ---------     --------
       Total revenue       $  26,919       100.0%   $  36,692       100.0%
                           ---------     --------   ---------     --------
                           ---------     --------   ---------     --------


    Guest Pay Revenue -- Guest Pay revenues increased 37.8%, or $8.8 million, in the third quarter of 1997 in comparison to the same quarter of 1996. This increase was primarily the result of a 36.2% increase in the average number of installed Guest Pay rooms. Additionally, average monthly revenue per room increased slightly as illustrated in the following table.



                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                1996        1997
                                              --------   ---------
       Average monthly revenue per room:
          Movie revenue                       $  18.80   $  18.66
          Video game/information service          3.51       3.91
                                              --------   ---------
              Total per Guest Pay room        $  22.31   $  22.57
                                              --------   ---------
                                              --------   ---------

    Average movie revenue per room, for all Guest Pay rooms, was impacted by lower average buy rates and lower hotel occupancy rates, and partially offset by the effect of higher average movie prices; all in comparison to the year earlier period. The comparative decrease in buy rates is attributed to a relatively less popular selection of newly-released major motion pictures, and to the effect of viewers' interest in the television coverage concerning the death of Princess Diana, both in the current quarter as compared to the year earlier period. The slight increase in average movie price is due to price increases in certain Guest Pay rooms; the Company's movie prices are generally $7.95 or $8.95.

    Average video game and information service revenue per room increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.90 and $2.86 during the quarters ended September 30, 1997 and 1996, respectively. The Company had installed its video game service in 424,190 and 288,408 Guest Pay rooms as of September 30, 1997 and 1996, respectively.

    Free-to-guest Revenue -- Free-to-guest revenues decreased 3.6%, or $79,000, in the third quarter of 1997 as compared to the same quarter of 1996. This decrease is the result of reclassifying the revenue from certain rooms, which had previously only received free-to-guest service, to Guest Pay services revenue upon the installation of Guest Pay systems for those rooms.

    Other Revenue -- Revenue from other sources, including sales of cable television services by ResNet and the sale of televisions, system equipment, and service parts and labor, increased by $1.0 million or 77.1%, in the third quarter of 1997 as compared to the same quarter of 1996. The increase was attributable to higher sales of cable television services by ResNet and increased sales of televisions and service labor.

Expense Analysis

    Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending September 30 (dollar amounts in thousands):


                                                 1996       1997
                                               --------  ---------
    Direct costs:
      Guest Pay                                $  9,545  $  12,641
      Free-to-guest                               1,775      1,323
      Other revenue                               1,174      1,767
                                               --------  ---------
    Total direct costs                         $ 12,494  $  15,731
                                               --------  ---------
                                               --------  ---------

    Gross profit margin:
      Guest Pay                                   59.1%      60.7%
      Free-to-guest                               20.2%      38.4%
      Other revenue                               12.7%      25.8%
      Overall (composite)                         53.6%      57.1%


    Guest Pay direct costs increased 32.4%, or $3.1 million, in the third quarter of 1997 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs decreased from 40.9% in the third quarter of 1996 to 39.3% in the current quarter. The relative decrease in Guest Pay direct costs (as a percentage of revenue) reflects lower movie-related costs due to proportionately less revenue from newly-released motion pictures, partially offset by the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix.

    Free-to-guest direct costs decreased 25.5% or $452,000 in the third quarter of 1997 as compared to the year earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs were 79.8% in the third quarter of 1996 compared to 61.6% in the current quarter. The relative decrease in free-to-guest direct costs is due to incentive discounts earned from programming networks, partially offset by higher costs for both premium and non-premium programming.

    Direct costs associated with other revenue increased 50.5% to $1.8 million in the third quarter of 1997 from $1.2 million in the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 74.2% of other revenue in the current quarter versus 87.3% in the third quarter of 1996. This relative decrease was due to increased sales of cable television services by ResNet, which typically earn margins above those earned from sales of televisions, system equipment, and service parts and labor.

    The Company's overall gross profit increased 45.3%, or $6.5 million, to $21.0 million in the third quarter of 1997 on a 36.3% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 57.1% in the current quarter, as compared to the year earlier 53.6%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

                                             1996                 1997
                                     --------------------   ------------------
                                                PERCENT OF           PERCENT OF
                                                  TOTAL                TOTAL
                                       AMOUNT    REVENUES     AMOUNT  REVENUES
                                     --------    --------   --------  --------
Guest Pay operations                 $  3,876      14.4%    $  5,252   14.3%
Selling, general and administrative     3,068      11.4%       5,147   14.0%
Depreciation and amortization           7,560      28.1%      10,963   29.9%
                                     --------    --------   --------  --------
   Total operating expenses          $ 14,504      53.9%    $ 21,362   58.2%
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------

    Guest Pay operations expense increased 35.5%, or $1.4 million, from $3.9 million in the comparable quarter of the previous year. This increase is primarily attributable to the 36.2% increase in the average number of installed Guest Pay rooms in the current period as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses averaged $3.46 per month in the current quarter as compared to $3.72 per month in the same quarter of 1996. The comparative decrease on a per-room basis was primarily the result of lower service and support expenses.

    Selling, general and administrative expenses increased 67.8%, or $2.1 million, from $3.1 million in the third quarter of 1997. The increase reflects the effects of increased litigation-related expenses, an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, such expenses were 14.0% in the current quarter as compared to 11.4% in the year earlier quarter.

    Depreciation and amortization expenses increased 45.0% to $11.0 million in the third quarter of 1997 from $7.6 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year earlier quarter.

    Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(401,000) in the current quarter as compared to $(79,000) in the same quarter of 1996.

    Interest Expense -- Interest expense, net of interest income, increased to $4.6 million in the current quarter from $1.8 million in the comparable quarter of 1996 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $68.3 million at September 30, 1996 to $180.0 million at September 30, 1997. Average principal amount of long-term debt outstanding, during the quarter ended September 30, 1997, was approximately $180 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $66 million (at an average interest rate of approximately 10.7%) during the comparable period of 1996.

    Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(5.1) million in the third quarter of 1997 from a net loss of $(1.9) million in the same quarter a year earlier.

    EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 41.2% to $10.6 million in the third quarter of 1997 as compared to $7.5 million in the third quarter of 1996. EBITDA as a percentage of total revenues was 28.8% in the current quarter as compared to 27.8% in the same quarter of 1996. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                                RESULTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


Revenue Analysis

    The Company's total revenue for the first nine months of 1997 increased 41.3%, or $29.1 million, in comparison to the same period in 1996. The following table sets forth the components of the Company's revenue for the nine months ended September 30 (dollar amounts in thousands):

                           1996                     1997
                  ---------------------    ---------------------
                              PERCENT OF               PERCENT OF
                                 TOTAL                    TOTAL
                    AMOUNT     REVENUES      AMOUNT     REVENUES
                  ---------    --------    ---------    --------
Guest Pay         $  60,912        86.5%   $  85,850        86.2%
Free-to-guest         6,416         9.1%       6,417         6.5%
Other                 3,068         4.4%       7,213         7.3%
                  ---------    --------    ---------    --------
Total revenue     $  70,396       100.0%   $  99,480       100.0%
                  ---------    --------    ---------    --------
                  ---------    --------    ---------    --------

    Guest Pay Revenue -- Guest Pay revenues increased 40.9%, or $24.9 million, in the first nine months of 1997 in comparison to the same period of 1996. This increase was primarily the result of a 41.5% increase in the average number of installed Guest Pay rooms, which offset a slight decline in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the nine months ended September 30:

                                           1996          1997
                                         --------      --------
Average monthly revenue per room:
   Movie revenue                         $  18.60      $  18.09
   Video game/information service            2.96          3.39
                                         --------      --------
       Total per Guest Pay room          $  21.56      $  21.48
                                         --------      --------
                                         --------      --------

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

    Average video game and information service revenue per room increased primarily as a result of the increase in the average number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.43 and $2.34 during the nine months ended September 30, 1997 and 1996, respectively. The Company had installed its video game service in 424,190 and 288,408 Guest Pay rooms as of September 30, 1997 and 1996, respectively.

    Free-to-guest Revenue -- Free-to-guest revenues were $6.4 million in the first nine months of 1997 and 1996. Increased revenue per room offset the effect of the reclassification of revenue from certain rooms, which had previously only received free-to-guest service, to Guest Pay services revenue upon the installation of Guest Pay systems for those rooms.

    Other Revenue -- Revenue from other sources, including sales of cable television services by ResNet and the sale of televisions, system equipment, and service parts and labor, and increased by $4.1 million or 135%, in the first nine months of 1997 as compared to the same period of 1996. The increase was attributable to increased sales of cable television services by ResNet, and increased sales of televisions, system equipment, and service labor.

Expense Analysis

    Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the nine months ended September 30 (dollar amounts in thousands):

                                   1996          1997
                                ---------     ---------
    Direct costs:
      Guest Pay                 $  24,305     $  32,971
      Free-to-guest                 5,040         4,686
      Other revenue                 2,591         5,229
                                ---------     ---------
    Total direct costs          $  31,936     $  42,886
                                ---------     ---------
                                ---------     ---------

    Gross profit margin:
      Guest Pay                      60.1%         61.6%
      Free-to-guest                  21.4%         27.0%
      Other revenue                  15.5%         27.5%
      Overall (composite)            54.6%         56.9%


    Guest Pay direct costs increased 35.7%, or $8.7 million, in the first nine months of 1997 as compared to the same period of 1996. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary more or less directly with revenue. As a percentage of revenue, such costs decreased from 39.9% in the first nine months of 1996 to 38.4% in the current period. The relative decrease in Guest Pay direct costs (as a percentage of revenue) reflects lower movie-related costs due to proportionately less revenue from newly-released motion pictures, partially offset by the cost-related effect of increased video game revenue (which generally has a higher direct cost on a percentage of revenue basis than movies) in the Guest Pay revenue mix.

    Free-to-guest direct costs decreased 7.0% or $354,000 in the first nine months of 1997 as compared to the same period of 1996. As a percentage of free-to-guest revenue, free-to-guest direct costs decreased to 73.0% from 78.6% in the year-earlier period. The relative decrease in free-to-guest direct costs (as a percentage of revenue) resulted from incentive discounts earned from programming networks, partially offset by higher costs for both premium and non-premium programming.

    Direct costs associated with other revenue increased 102% to $5.2 million in the first nine months of 1997 from $2.6 million in the year earlier period. As a percentage of related revenues, such direct costs decreased to 72.5% of other revenue in the current nine month period versus 84.5% in the first nine months of 1996, primarily reflecting the effect of the increased equipment sales and cable television service revenues discussed above.

    The Company's overall gross profit increased 47.2%, or $18.1 million, to $56.6 million in the first nine months of 1997 on a 41.3% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 56.9% in the current nine month period, as compared to the year earlier 54.6%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the nine months ended September 30 (dollar amounts in thousands):

                                            1996                  1997
                                   -------------------------------------------
                                              PERCENT OF            PERCENT OF
                                                 TOTAL                 TOTAL
                                    AMOUNT     REVENUES   AMOUNT     REVENUES
                                   ---------   --------  ---------   --------
Guest Pay operations               $  10,614     15.1%   $  14,951     15.0%
Selling, general and administrative    9,280     13.2%      14,930     15.0%
Depreciation and amortization         20,891     29.6%      31,153     31.4%
                                   ---------   --------  ---------   --------
   Total operating expenses        $  40,785     57.9%   $  61,034     61.4%
                                   ---------   --------  ---------   --------
                                   ---------   --------  ---------   --------


    Guest Pay operations expense increased 40.9%, or $4.3 million during the nine months ended September 30, 1997, from $10.6 million in the comparable nine month period of the previous year. This increase is primarily attributable to the 41.5% increase in the average number of installed Guest Pay rooms in the current nine month period as compared to the year earlier period. Per average installed Guest Pay room, such expenses averaged $3.58 per month in the current nine month period as compared to $3.78 per month in the same period of 1996. The comparative decrease on a per-room basis was primarily the result of lower service and support expenses.

    Selling, general and administrative expenses increased 60.9%, or $5.7 million, from $9.3 million in the first nine months of 1996. The increase reflects the effects of substantially increased litigation-related expenses, an increase in the number of development and administrative personnel and increased facilities-related expenses. As a percentage of revenue, such expenses were 15.0% in the current nine month period as compared to 13.2% in the year earlier period.

    Depreciation and amortization expenses increased 49.1% to $31.2 million in the first nine months of 1997 from $20.9 million in the year earlier period. This increase is directly attributable to the increases in the number of installed Guest Pay and game service equipped rooms previously discussed, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year earlier quarter.

    Operating Loss -- The Company's operating loss, as a result of the factors previously discussed, was $(4.4) million in the current nine month period as compared to $(2.3) million in the same period of 1996.

    Interest Expense -- Interest expense, net of interest income, increased to $13.0 million in the current nine month period from $5.8 million in the comparable period of 1996 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $68.3 million at September 30, 1996 to $180.0 million at September 30, 1997. Average principal amount of long-term debt outstanding during the nine months ended September 30, 1997, was approximately $180 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $70 million (at an average interest rate of approximately 10.6%) during the comparable period of 1996.

    Net Loss -- For the reasons previously discussed, the Company's net loss increased to $(17.5) million in the first nine months of 1997 from a net loss of $(8.1) million in the same period a year earlier.

    EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously discussed, EBITDA increased 43.9% (on a 41.3% increase in revenues) to $26.7 million in the first nine months of 1997 as compared to $18.6 million in the same period of 1996. EBITDA as a percentage of total revenues was 26.9% in the current period as compared to 26.4% in the same period of 1996.

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

    In connection with the December 19, 1996 issuance of its 10.25% Senior Notes, the Company repaid all of the outstanding borrowing under its then bank credit facility, approximately $20.4 million, and amended and restated such facility. The amended and restated bank credit facility (the 1996 Facility) provides for total lending commitments of $100.0 million (which can be increased to $175.0 million with the consent of NatWest Bank) and contains certain covenants, including the maintenance of certain financial ratios, limitations on the incurrence of additional indebtedness, limitations on the incurrence of certain liens, limitations on certain payments or distributions in respect of the common stock and provisions for acceleration of principal repayment in certain circumstances. The Company was in compliance with all such covenants as of September 30, 1997. The 1996 Facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries' tangible and intangible assets and (ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts borrowed under the 1996 Facility bear interest at either (i) LIBOR plus from 1.25% to 2.00% or
(ii) the greater of (a) the NatWest Bank prime rate plus from .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%, depending on the Company's total leverage, as defined in the agreement. The banks' commitment under the 1996 Facility is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999 -- 20%; December 2000 -- 20%; December 2001 -- 20%; and December 2002 -- 25%.

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

    The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial indebtedness to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $78 million during the first nine months of 1997, and net cash provided by operating activities was approximately $11.2 million.

    Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $15 to $25 million during the remainder of 1997 and anticipates capital expenditures of between approximately $75 to $90 million for 1998, and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures in these periods will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors; however, this is a forward-looking statement and there can be no assurance in this regard. In addition, the 1996 Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

    The Company believes that the net proceeds from the 10.25% Senior Notes, the funds to be provided by TCI Satellite, its operating cash flows and borrowings permitted under the 1996 Facility will be sufficient to fund the Company's cash requirements for 12 to 18 months; however, this is a forward-looking statement and there can be no assurance in this regard.
After such time, the Company may incur additional amounts of indebtedness.
If the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

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

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

    On February 16, 1995, On Command Video Corporation filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter, however, as of the date hereof, no trial date is scheduled. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe the Company has a number of defenses available, which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing thereof, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

         Exhibit 11.1 -- Statement Regarding Computation of Net Loss Per Common Share.

    B.  REPORTS ON FORM 8-K:

         The Company filed no Reports on Form 8-K during the three months ended September 30, 1997.

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

                                  LODGENET ENTERTAINMENT CORPORATION
                                  ----------------------------------
                                            (Registrant)



Date:  November 7, 1997           / s /  TIM C. FLYNN
                                  -----------------------------------
                                  Tim C. Flynn
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 7, 1997           / s /  JEFFREY T. WEISNER
                                  ------------------------------------
                                  Jeffrey T. Weisner
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)