Form 10-K
period 1997-12-31
LODGENET ENTERTAINMENT CORP
filed 1998-03-25
CIK 911002

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One):

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      or

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number:  0-22334

                      LODGENET ENTERTAINMENT CORPORATION

            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                   46-0371161

     ------------------------          ---------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification Number)

         3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA  57107

       -----------------------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

                                (605)  988-1000

            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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
                                                                   ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
     amendment to this Form 10-K.  [    ]

As of March 23, 1998, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $109 million. The number of shares of common stock of the Registrant outstanding as of March 23, 1998 was 11,356,358.

DOCUMENTS INCORPORATED BY REFERENCE--Part III of this From 10-K is incorporated by reference from Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 1997.


This Report contains a total of 53 pages, excluding exhibits. The exhibit index appears on page 29.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TABLE OF CONTENTS
                              -----------------

                                                                          Page
               Special Note Regarding Forward-Looking Statements             1

  ITEM 1       BUSINESS                                                      1
               Overview                                                      1
               Business Strategy                                             3
               Strategic Initiatives                                         4
               Markets and Customers                                         5
               Services and Products                                         5
               Operations                                                    7
               Competition                                                  10
               Regulation                                                   11
               Employees                                                    13

  ITEM 2       PROPERTIES                                                   13

  ITEM 3       LEGAL PROCEEDINGS                                            14

  ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

  ITEM 5       MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                  15
                  Dividends                                                 15
                  Rights Plan                                               15

  ITEM 6       SELECTED FINANCIAL DATA                                      18
               Special Note Regarding Forward-Looking Statements            20

  ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                20

  ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  27

  ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                          27

  ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT               28

  ITEM 11      EXECUTIVE COMPENSATION                                       28

  ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               28

  ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               28

  ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

               REPORTS ON FORM 8-K                                          29

------------------------
     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" mean LodgeNet Entertainment Corporation and its wholly-owned subsidiaries.

                                   Page i

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

ITEM 1 -- BUSINESS


OVERVIEW

     LodgeNet provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging and multi-family dwelling unit ("MDU") markets utilizing its proprietary broadband local-area-network ("b-LAN"-SM- ) system architecture. Through its rapid growth, the Company has become the second largest provider of such services to the lodging market (based on total rooms served), currently serving over 630,000 rooms in over 4,000 hotel properties throughout the United States, Canada, and selected international markets. Through its subsidiary, ResNet Communications, L.L.C. ("ResNet"), the Company is extending its b-LAN-SM- system architecture and operational expertise into the MDU market.

     LodgeNet and ResNet generally operate under exclusive long-term contracts in the lodging and MDU markets. The Company's lodging guest pay contracts typically have terms of 5 to 7 years and ResNet's MDU contracts generally have terms of 8 to 12 years. The exclusive nature of these contracts allows the Company to estimate, based on certain operating assumptions, future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

     The Company has experienced substantial growth in the number of guest pay rooms served, total revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). From 1991 through 1997, guest pay rooms served increased from 73,415 to 511,851, revenues increased from $19.6 million to $135.7 million, and EBITDA increased from $2.9 million to $35.7 million.

     LODGING SERVICES. The Company provides its services in the lodging market to corporate-managed hotel chains such as ITT Sheraton, The Ritz-Carlton Company, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, La Quinta Inns, Red Roof Inns and Budgetel Inns, as well as many individual properties flying the Marriott, Holiday Inn, Hilton, Inter-Continental, Prince, Radisson, Westin, Doubletree, Embassy Suites, and other flags. The lodging market in the United States comprises approximately
3.6 million rooms. The Company believes that approximately 1.9 million of these rooms are located in the Company's target market of hotels having more than 100 rooms. The Company provides its services under exclusive, long-term contracts throughout the United States and Canada, and in other select countries through licensing arrangements with strategic partners. The average remaining life of the Company's existing guest pay contracts is over four years, with less than 7% of these contracts due to expire before 1999.

     In the lodging market, the Company's services include Guest Scheduled-SM- on-demand movies, network-based Super Nintendo-Registered Trademark- video games, PRIMESTAR-Registered Trademark- digital satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services. On-demand services enable a guest to purchase and start a movie on-demand, rather than restricting the guest to a predetermined start time. Video games can be started on-demand by a hotel guest who is charged an hourly rate for play time. Free-to-guest services typically involve a customized package of basic and premium cable television programming which the hotel purchases from the Company and provides at no charge to guests. Other services, which are typically provided at no charge to the guest, include guest surveys, folio review and video checkout. The Company is able to offer its interactive services by virtue of the high-speed, two-way digital communications design of its proprietary b-LAN-SM- system architecture. The Company's open-architecture, UNIX-based platform enables the Company to upgrade system software to support the introduction of new services or integrate new technologies as they become commercially available and economically viable.

     The Company believes it is a leader in providing innovative products and services to the lodging industry. The Company believes that it was the first in the lodging market to install network-based interactive video games, the first to install in-room printers for video checkout and other applications, and the first to utilize a Video Room Card-SM- (an image-based menu and purchasing protocol, utilizing pictures and graphics to replace the simple text menus traditionally utilized by its competitors). The Company is currently testing an Internet browser (developed in cooperation with Sun Microsystems, Inc.) at several hotel properties that enables the hotel guest to access and navigate the World Wide Web from any guest room television. In 1995, LodgeNet redesigned its interactive system, enabling the Company to deliver what it believes is the first cost-effective system for on-demand movies and network-based video games to mid-size hotels of 100 to 150 rooms, a market segment the Company believes has been historically underserved by guest pay providers. The Company believes that the scalability and advanced features of its redesigned system for mid-size hotels were principal factors in the awarding by La Quinta Inns of its over 30,000-room account, Red Roof Inns of its over 27,000-room account and Budgetel Inns of its over 8,000-room account to the Company over other competitors. The Company believes that the mid-size hotel segment represents a large and attractive market for the Company's services that will generate financial returns similar to those achieved by the Company in larger full-service hotels. In April 1996, the Company entered into an agreement with PRIMESTAR Partners L.P. pursuant to which the Company was appointed as the exclusive third-party provider (other than the partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- digital direct broadcast satellite ("DBS") signal to the lodging industry. This arrangement enables the Company to provide free-to-guest, digital satellite-delivered cable television programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems.

     MULTI-FAMILY RESIDENTIAL SERVICES. In October 1996, TCI Satellite Entertainment, Inc. ("TSAT") agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to the PRIMESTAR-Registered Trademark- DBS signals for the MDU market on a nationwide basis. Pursuant to a recently announced roll-up plan, the partners in PRIMESTAR Partners, L.P. (including TSAT, Time Warner Entertainment, Comcast Corporation, Cox Communications, MediaOne, and GE Americom) will contribute their PRIMESTAR related assets to a newly formed subsidiary of TSAT ("New PRIMESTAR"); and TSAT will be subsequently merged with and into New PRIMESTAR with New PRIMESTAR as the surviving corporation (hereinafter "PRIMESTAR"). As a result of such transactions, PRIMESTAR will succeed to the interest of TSAT in ResNet. In March 1997, ResNet activated its first b-LAN-SM- -enabled, video on-demand system and, at December 31, 1997, ResNet's unit base had grown to approximately 26,125 passings in 16 states through a combination of organic growth and selected acquisitions.

     The Company views the MDU market as attractive due to: (i) the large market size; (ii) the portability to this market of the Company's b-LAN-SM-system architecture and the operating expertise developed for the lodging market; (iii) the favorable regulatory environment available to operators such as ResNet who qualify as "private cable" operators under applicable federal regulations (including the absence of franchise requirements, "must-carry" obligations and rate regulations applicable to traditional franchised cable operators); and (iv) the exclusive long-term contracts that have customarily been available in the MDU market.

     The Company believes it is well positioned to pursue the large MDU private cable market with its proprietary b-LAN-SM- system architecture and the ability to offer the DBS signals provided by PRIMESTAR on a nationwide basis. The Company believes there are approximately 6 million multi-family residential units in the United States that are located in apartment complexes having more than 200 units, the Company's primary market, which represents a market more than three times as large as the Company's traditional lodging market. The Company believes that its proprietary b-LAN-SM- system architecture enables ResNet to offer differentiated interactive services that allow property owners to better communicate with and serve their tenants. In addition, the Company believes that its experience in creating and managing a nationwide installation and field service organization will enable ResNet to operate effectively in its markets.

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

     ResNet's private cable television system has the capacity to deliver over 100 channels, although the Company expects that the typical system will deliver 35 to 50 channels of basic and premium programming, depending principally upon the size of the property, the length of the contract and local competitive considerations. ResNet may elect to provide approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand and other interactive services, such as Internet access. ResNet intends to tailor the programming lineup at each multi-family residential complex, based on the particular demographic profile of that complex. ResNet's interactive private cable television systems are based on the Company's proprietary b-LAN-SM-system architecture and utilize the PRIMESTAR-Registered Trademark- DBS signal provided by nationwide. ResNet's access to PRIMESTAR-Registered Trademark-'s digital signal provides it with a more capable and cost-effective system than the C-band systems generally used by most satellite master antenna television ("SMATV") cable operators. ResNet's private cable television system can also utilize addressable interdiction technology, enabling ResNet to remotely initiate, modify or terminate service, prevent signal theft and respond to many other service needs.

     ResNet intends to grow its business by (i) marketing its unique b-LAN-SM-system architecture capabilities and the PRIMESTAR-Registered Trademark- DBS service to large multi-state MDU property portfolios averaging at least 200 units per property, (ii) capitalizing on its reputation for quality customer service, (iii) considering selected acquisitions of private cable operations where the expected return on capital meets ResNet's investment criteria, and
(iv) focusing its internal sales efforts and selected acquisitions in 20 to 25 geographic clusters in order to achieve operating efficiencies.

     BACKGROUND. The Company's predecessor commenced business in 1980 as Satellite Movie Company, incorporated as a South Dakota corporation in February 1983 and changed its name to LodgeNet Entertainment Corporation in September 1991. On October 13, 1993, LodgeNet Entertainment Corporation changed its state of incorporation from South Dakota to Delaware by merging with and into the Company, its newly-formed Delaware subsidiary, which then adopted the LodgeNet name. Interested persons may access additional information concerning the Company and ResNet through the Company's Web Site at: HTTP://WWW.LODGENET.COM.

BUSINESS STRATEGY

     The Company's business strategy is to: (i) continue to expand its lodging industry base of guest pay and free-to-guest rooms; (ii) expand into the MDU private cable television market; (iii) maximize the revenue generated per lodging room or residential unit served by exploiting new revenue opportunities; (iv) extend the application of the Company's proprietary high speed, two-way b-LAN-SM- system architecture and operating expertise to new markets; and (v) enhance financial performance by increasing operating margins and reducing the average capital invested per new unit installed.

      EXPANDING THE COMPANY'S LODGING INDUSTRY FRANCHISE. The Company believes that there are substantial opportunities for continued domestic growth in an estimated pool of over 1.9 million rooms located in hotels having more than 100 rooms (from the approximately 3.6 million guest rooms industry-wide), of which the Company estimates approximately 500,000 are either served by the Company's competitors under contracts due to expire before the end of 1998 or are presently unserved by any movie system vendor. The Company's marketing plan is to capitalize on the strength of its innovative product offerings, deliverable by virtue of the high-speed, two-way digital communications design of its scalable b-LAN-SM- system architecture, together with its expertise in installation, programming, technical support and customer service.

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

     MAXIMIZING REVENUE PER UNIT. In addition, to increasing and expanding its installed customer base, the Company also seeks to maximize the revenue generated by each of its installed guest rooms and apartment units. In furtherance of this strategy, the Company intends in the lodging market to continue to install its interactive Guest Scheduledsm on-demand movie and network-based Super Nintendo-Registered Trademark- video game system in all new guest pay hotel rooms. From the Company's experience, rooms with this system generate significantly more revenue and gross profit than comparable rooms having only the scheduled format which allows guests to watch movies only at predetermined times. The Company's current installed guest pay base of over 527,000 rooms hosts more than 125 million guests each year (based on current average hotel occupancy and length-of-stay data). The Company believes there may be significant opportunities to generate revenues from third-party providers of content and services who would pay the Company for access to its valuable consumer base, as well as from usage fees charged to the guests who utilize such services. The Company is currently testing an Internet browser (developed in cooperation with Sun Microsystems, Inc.) at several hotel properties that enables the hotel guest to access and navigate the World Wide Web from any guest room television. The Company is reviewing other new services, such as advertiser-supported visitor information for specific cities, as well as "advertorials" and other "push media" strategies to deliver targeted product or service information directly to the consumer. The Company is evaluating these and other opportunities as well as appropriate business models that would enable the Company to maximize the return on its investment in these activities.

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

     ENHANCING FINANCIAL PERFORMANCE. Complementing the Company's growth objective is its ongoing goal to enhance financial performance. The Company seeks to increase its operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. As a result of its efforts, the Company has experienced increasing EBITDA margins during each of the past four years as it has reduced per-room operating costs and leveraged its infrastructure over a larger base of installed rooms. Additionally, the Company will continue its program to reduce the average capital invested per new unit, thereby increasing its return on investment. As a result of engineering efforts to reduce the cost of its system, increased installation efficiencies and the ability of the Company to negotiate guest pay contracts under which hotels are sharing a greater percentage of the cost of installing televisions, the Company's average investment per new guest pay room decreased from approximately $535 in 1993 to approximately $375 in 1997.

STRATEGIC INITIATIVES

     The Company has implemented the following strategic initiatives to further its goal of creating a more diversified revenue base.

     EXPANSION INTO THE RESIDENTIAL MARKET. On October 21, 1996, the Company and ResNet entered into agreements with TSAT pursuant to which TSAT acquired a 4.99% interest in ResNet for $5.4 million (the "Stock Payment") and agreed to provide ResNet with long-term access to a DBS signal on a nationwide basis. In addition, TSAT agreed to advance ResNet up to $34.6 million to purchase certain DBS reception equipment pursuant to a subordinated convertible term loan agreement (the "TSAT Convertible Note"). The TSAT Convertible Note has a five year term (subject to a one year extension at the option of ResNet), is non-recourse to the Company and is payable solely in shares of the capital stock or membership interests in ResNet. Subject to certain vesting provisions, the TSAT Convertible Note is subject to mandatory conversion into up to an additional 32% interest in ResNet at such time as conversion is not restricted by Federal Communication Commission ("FCC") regulations (as described below). As part of the transaction, TSAT was granted an option (the "TSAT Option"), exercisable after three years, to acquire an additional 13.00% interest in ResNet for a purchase price equal to the fair market value of such interest at the time of exercise. ResNet and TSAT also agreed to rights of first refusal on the sale of any interest in ResNet and to certain standstill provisions that, among other things, prohibit TSAT from acquiring more than 10% of the Company's outstanding common stock or participating in any effort to influence or control the
Company's management or Board of Directors.   Pursuant to a recently
announced roll-up plan, the partners in PRIMESTAR Partners L.P. (including TSAT, Time Warner Entertainment, Comcast Corporation, Cox Communications, MediaOne, and GE Americom) will contribute their PRIMESTAR related assets to a newly formed subsidiary of TSAT ("New PRIMESTAR") and TSAT will be subsequently merged with and into New PRIMESTAR with New PRIMESTAR as the surviving corporation (hereinafter, "PRIMESTAR"). As a result of such transactions, PRIMESTAR will succeed to the interest of TSAT in ResNet.

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

     EXPANSION INTO MID-SIZE HOTEL MARKET. In addition to the large hotel market, which traditionally has been the segment subject to the most competition for guest pay services, the Company is now targeting mid-size hotels of 100 to 150 rooms as part of its marketing strategy. The Company believes that this market segment, which the Company estimates contains over 500,000 rooms, has not been broadly served by the guest pay industry because of certain diseconomies of scale resulting from the smaller average property size. In 1995, the Company redesigned and modified its high speed, two-way b-LAN-SM- system architecture to permit the delivery of on-demand movies and network-based Super Nintendo-Registered Trademark- video games more cost-effectively to mid-size hotels. The Company believes that its ability to deliver this full array of services (in contrast to competing systems that do not offer network-based video games and require the guest to take the extra step of ordering the movie purchase by telephone) and the scalability of its system for mid-size hotels, were significant factors in the awarding by La Quinta Inns of its over 30,000-room account, Red Roof Inns of its over 27,000-room account and Budgetel Inns of its over 8,000-room account to the Company over other competitors. The Company believes that the mid-size hotel segment represents a large and attractive new market for the Company's services and expects that its scalable b-LAN-SM- system architecture will allow it to generate financial returns similar to those achieved by the Company in larger full-service hotels.

     INTERNET AND OTHER INTERACTIVE SERVICES. The Company is continuing the development and implementation of an Internet browser and other interactive services deliverable over the Company's high speed, two-way b-LAN-SM- system to the hotel guest via the in-room television. The Company believes there may be significant opportunities to generate revenues from third-party providers of content, merchandise and information services who would pay the Company for electronic access to its valuable consumer base, as well as from usage fees charged to the guests who utilize such services. The Company has installed an interactive in-room shopping service in over 250,000 guest rooms that enables the guest to browse though a video version of the well known SkyMall-Registered Trademark- catalog featuring quality merchandise from the country's leading retailers. The Company is currently testing an Internet browser (developed in cooperation with Sun Microsystems, Inc.) at hotel properties that enables the hotel guest to access and navigate the World Wide Web from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months. The Company is reviewing other new services, such as advertiser-supported visitor information for specific cities, as well as "advertorials" and other "push media" strategies to deliver targeted product or service information directly to the consumer. The Company is evaluating these and other opportunities as well as appropriate business models that would enable the Company to maximize the return on its investment in these activities.

MARKETS AND CUSTOMERS

     LODGING MARKET. The lodging market in the United States comprises approximately 3.6 million hotel rooms. Guest pay services were introduced in the lodging market in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Virtually all hotels offer free-to-guest services as well. In 1986, certain hotels began offering their guests limited interactive services and in 1991, on-demand movies became available. Guest pay services are attractive to hotel operators because they provide an additional amenity for their guests as well as incremental revenue.

     LARGE HOTEL MARKET. The Company's primary market for guest pay services has been large hotels with over 150 rooms located in metropolitan areas in the U.S. and Canada, and the Company estimates that this market segment contains approximately 1.3 million rooms. The Company currently provides its services to large hotels that are generally part of chains such as ITT Sheraton, The Ritz-Carlton Hotel Company, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, Holiday Inn, Inter-Continental, Embassy Suites, Prince, Radisson, Westin, Hilton and Marriott. No single contract represented greater than 10% of the Company's combined guest pay and free-to-guest revenues for the twelve months ended December 31, 1997.

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

     FREE-TO-GUEST MARKET. Almost all of the approximately 3.6 million hotel rooms in the United States are served by some form of free-to-guest television service. Free-to-guest television typically involves a package of basic and premium programming which the hotel purchases and provides at no charge to its guests. These services can be purchased on a stand-alone basis or as part of a package which includes guest pay services. Historically, only hotels with more than 100 rooms could generally justify the expense of buying or leasing the large C-band satellite dish required to receive satellite-delivered, free-to-guest services. Smaller hotels who wanted to offer free-to-guest services generally purchased the service from local cable operators. The Company's agreement with PRIMESTAR allows LodgeNet to provide digital satellite-delivered free-to-guest television programming on a cost-effective basis to hotels with as few as 50 rooms.

      MULTI-FAMILY RESIDENTIAL MARKET. The Company believes that there are substantial opportunities for growth in the multi-family residential market. The Company believes there are approximately 26,000 apartment complexes having more than 200 units, with an aggregate of approximately 6 million multi-family residential units, in the 70 largest metropolitan areas in the United States. This represents a market that is more than three times the size of the Company's target lodging market. The Company's agreement with PRIMESTAR will facilitate the expansion into this market by providing ResNet with DBS equipment and access to the PRIMESTAR-Registered Trademark- DBS signal nationwide.

SERVICES AND PRODUCTS

     GUEST PAY SERVICES. The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view or per-play basis. The high-speed, two-way digital communications design of the Company's proprietary b-LAN-SM- system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based Super Nintendo-Registered Trademark-video games, and a variety of other interactive services, such as folio review, video checkout, in-room printers, guest surveying, advertising and merchandising services.

     Guest pay services include in-room television viewing of recently released major motion pictures and independent films for which a hotel guest pays on a per-view basis. The Company's Guest Scheduled-SM- interactive video-on-demand service allows a guest to choose from an expanded menu of video selections and individually start the selected video at the guest's convenience rather than restricting the guest to a predetermined start time. It has been the Company's experience that rooms having the on-demand format generate significantly greater movie revenues than comparable rooms having only the pre-scheduled format. As of December 31, 1997, the Company served over 511,000 guest pay rooms, of which nearly 485,000, or approximately 95%, featured the Company's interactive on-demand system. The Company's original scheduled guest pay service, which is provided in approximately 5% of the Company's guest pay rooms, offers guests a choice of up to nine movie titles shown at predetermined times, offering a new film approximately every half hour. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns. The system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

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

     In May 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo to provide hotels with a network-based Super Nintendo-Registered Trademark- video game playing system. Pursuant to this agreement, Nintendo provides the Company with access to a minimum of ten popular Super Nintendo-Registered Trademark- video games, which selection of games is updated periodically, and the Company uses its proprietary high-speed, two-way b-LAN-SM- system architecture to allow guests to play the video games over the hotel's master antenna television system. Hotel guests are charged a fee based on the amount of time they play the video games. Presently, the Company charges $5.95 or $6.95 per hour of play. The Company had 448,969 rooms, approximately 87% of its guest pay rooms, installed with the Super Nintendo-Registered Trademark-system as of December 31, 1997.

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

     Traditionally, this service has required little capital expenditure by the Company, since the earth station equipment either was provided independently by the hotel or purchased or leased from the Company. For free-to-guest services, the hotel pays the Company a fixed monthly charge per room for each programming channel selected and provides these channels to its guests free of charge. The Company generally charges $2.90 - $3.50 per room per month for each premium channel and $.10 - $.95 per room per month for each non-premium channel. Premium channels, such as HBO, Showtime and The Disney Channel, broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

     In April 1996, the Company and PRIMESTAR entered into an agreement to provide digital satellite-delivered basic and premium television services to the lodging industry. The alliance brings together

PRIMESTAR-Registered Trademark-'s digital satellite technology and the Company's programming and marketing expertise, will enable the Company to offer the lodging industry a technologically superior and more flexible service, and will extend the market for free-to-guest services to a much broader segment of the lodging industry than can be served cost-effectively with traditional C-band satellite systems. Pursuant to the agreement with PRIMESTAR, the Company will pay PRIMESTAR a signal carriage fee for providing access to the PRIMESTAR-Registered Trademark-signal. The agreement with PRIMESTAR may be terminated by either party upon notice if certain cash flow targets are not met during any two consecutive years. The Company is responsible for the installation and servicing of all equipment required by each lodging customer to receive the PRIMESTAR-Registered Trademark- digital satellite-delivered signal. Installations began in May 1996 and approximately 78,000 rooms at 1,116 hotel properties had been installed through December 31, 1997. The Company intends to sell or lease such equipment to its customers and is entitled to retain all revenues associated with the sale, lease, installation and service of all such PRIMESTAR-related equipment.

     MULTI-FAMILY RESIDENTIAL SERVICES. ResNet's multi-family residential private cable system has the capacity to deliver over 100 channels, although the typical system will deliver approximately 35 to 50 channels of programming. ResNet may elect to provide from approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand and other interactive services, such as Internet access. ResNet designs a specific programming lineup for each specific multi-family residential complex, based on the particular demographic profile of that complex. These systems include basic programming services, such as CNN, ESPN, WTBS, TNT, The Discovery Channel and The Weather Channel, premium programming, such as HBO and Showtime, plus additional channels which carry local off-air stations, an electronic programming guide, a preview channel, and a bulletin board channel. Delivery of private cable television services to multi-family residential complexes involves technology similar to that used in the Company's hotel systems. The hub of each multi-family residential system is a headend, which will gather basic and premium cable television programming from a variety of sources using a combination of the DBS signal provided by PRIMESTAR and off-air antennae and then redistribute these signals throughout the apartment complex.

     The Company estimates that the average installed cost per unit passed for basic and premium cable television services is approximately $600 to $700. The Company estimates that the average cost per unit passed to add scheduled pay-per-view movies to the basic cable system will range from $100 to $130, depending on the system configuration. The foregoing estimates of installation costs are forward-looking in nature and actual costs could vary based on the factors discussed elsewhere herein.

     ENTERTAINMENT HARDWARE. The Company also sells and leases entertainment hardware, including satellite earth stations, televisions and off-air signal reception and processing equipment, to the lodging industry. The Company believes that this service complements its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

OPERATIONS

     CONTRACTS. The Company provides guest pay services under contracts with lodging properties that generally run for a term of five to seven years. Under these contracts, the Company installs its system into the hotel free of charge and retains ownership of all equipment utilized in providing the service. Traditionally, the hotel provides and owns the television set; however, the Company in some cases provides televisions incorporating the Company's integrated guest pay terminal units to hotels which meet certain economic criteria. The Company's contracts generally provide that the Company will be the exclusive provider of in-room, scheduled pay-per-view or on-demand television entertainment services to the hotels, permit the Company to set the movie price and allow the Company to terminate the contract if the hotel is not meeting the Company's economic criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. The hotels collect movie viewing charges from their guests and retain a commission, generally equal to 10% to 15% of the total guest pay revenue depending upon the size and profitability of the system. At the scheduled expiration of a contract, the Company generally seeks to extend the contract on substantially similar terms. The average remaining life of the Company's current guest pay contracts is over four years, with less than 7% of these contracts coming up for renewal before 1999.

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

     TECHNOLOGY, PRODUCT DEVELOPMENT AND PATENTS. The Company designs and develops high quality, interactive, multimedia entertainment and information systems. Because such systems utilize an open architecture, UNIX-based platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive system incorporates the Company's proprietary and scalable b-LAN-SM- system architecture with commercially manufactured, readily available components and hardware such as video cassette players, modulators and computers.

     The Company's b-LAN-SM- system architecture utilizes the Company's proprietary high-speed, two-way digital communications design to process and respond to keystroke commands from the viewer very rapidly. This capability enables the Company to provide sophisticated interactive features such as network-based Super Nintendo-Registered Trademark- video games and on-demand movies, and a variety of other interactive services such as folio review, video checkout, in-room printers supporting video checkout and other applications, guest surveying, advertising and shopping services. The Company has installed an interactive in-room shopping service in over 250,000 guest rooms that enables the guest to browse through a video version of the well known SkyMall-Registered Trademark- catalog featuring quality merchandise from the country's leading retailers. The Company is currently testing an Internet browser (developed in cooperation with Sun Microsystems, Inc.) at hotel properties that enables the hotel guest to access and navigate the World Wide Web from any guest room television.

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

     ResNet's private cable television system has the capacity to deliver over 100 channels, although ResNet expects that the typical system will deliver 35 to 50 channels of basic and premium programming, depending principally upon the size of the property, the length of the contract and local competitive considerations. ResNet may elect to provide from approximately 10 to 35 additional channels for scheduled pay-per-view, video on-demand and other interactive services, such as Internet access. ResNet's interactive cable television systems utilize the Company's proprietary b-LAN-SM- system architecture and the DBS signal provided by PRIMESTAR, off-air and/or microwave receiving antennas and headend equipment which process and amplify the broadcast and cable television programming signals. The Company integrates addressable interdiction jamming technology within its proprietary system. Addressable interdiction enables the Company to control subscriber access to premium channels and other enhanced services through a computer located off-site. This capability eliminates the necessity of having to dispatch field personnel to a property to initiate, modify or terminate service and eliminates the costs associated with damage or loss of traditional set-top converters located in the subscriber's premises.

     LodgeNet designs its systems through its staff of approximately 87 software and hardware engineers and support personnel (as of December 31, 1997). Development activities are oriented toward the continued enhancement and cost reduction of the Company's system and the further development of additional interactive, multimedia, entertainment and information services, such as advertising and shopping services.

     It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company owns six United States patents and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company's interactive multimedia systems.

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

      SALES AND MARKETING. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels and marketing the Company's guest pay, video game and other interactive services to the hotel guest. The Company's sales organization consisted of approximately 53 employees as of December 31, 1997, including national account representatives, who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company's headquarters.

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

     INSTALLATION AND SERVICE OPERATIONS. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company's installation and service organization consists of approximately 232 installation and service personnel in approximately 25 locations in the United States and Canada, as of December 31, 1997. The Company emphasizes the use of Company-employed installation and service personnel, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's in-house installation and service organization has responsibility for approximately 87% of the guest pay hotel rooms served by the Company. Service personnel are responsible for systems maintenance and distribution and collection of video cassettes. The Company's installation personnel prepare site surveys to determine the type of equipment to be installed at each particular hotel, install the Company's systems, train the hotel staff to operate the systems and perform preliminary quality control tests.

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

     In the multi-family residential market, ResNet installation supervisors oversee and coordinate installation and field service crews comprised of in-house personnel and experienced subcontractors. ResNet utilizes component assembly resources developed by the Company for the lodging industry.

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

     The Company obtains its basic and premium cable television programming pursuant to multi-year license agreements generally containing automatic renewal provisions and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms. The Company intends to tailor the programming lineup at each multi-family residential complex based on the particular demographic profile of that complex. Cable operators and multi-channel video programming distributors such as ResNet, with certain exceptions, are prohibited from carrying the signal of a commercial television broadcast station without the broadcaster's "retransmission" consent. ResNet believes it can obtain all necessary retransmission consents in its markets. As part of its transaction with PRIMESTAR, ResNet entered into a long-term signal availability agreement pursuant to which ResNet was granted nationwide access to the PRIMESTAR-Registered Trademark- DBS signal.

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

COMPETITION

     LODGING MARKET. The Company is the second largest provider (by total number of rooms served) of interactive and cable television services to the lodging industry, currently serving over 630,000 installed hotel rooms in over 4,000 hotels. The Company competes on a national scale primarily with On Command Corporation ("OCC"), the successor corporation to the merger of SpectraVision, Inc. and On Command Video Corporation, and on a regional basis with certain other smaller entities. Based upon publicly available information, the Company estimates that OCC currently serves approximately 893,000 hotel rooms. The aforementioned merger combined two of the largest providers of cable television services in the lodging industry based on the aggregate number of rooms served. The Company historically competed against these two companies prior to the merger and believes that it will be able to compete in the same manner against the newly combined entity.

     OCC and DirecTV, Inc. ("DirecTV") have entered into an agreement pursuant to which OCC will deliver free-to-guest television programming using DirecTV's DBS signal. The Company believes that its agreement with PRIMESTAR will allow it to provide comparable services to OCC on a competitive basis.

     There are also a number of potential competitors that could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including franchised cable operators, wireless cable operators, telecommunications companies and DBS providers. Some of these potential competitors are already providing free-to-guest services to the lodging industry and have announced plans to offer guest pay services, including video on demand and Internet services. Some of these companies may have substantially greater financial and other resources than the Company.

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

     The Company believes that its competitive advantages include: (i) its proprietary high speed, two-way b-LAN-SM- system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies and network-based Super Nintendo-Registered Trademark- video games; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies as they become commercially available and economically viable; (iii) high quality customer support and nationwide field service operations; and (iv) an experienced management team and professional and well-trained sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

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

     Although in the free-to-guest market the local franchised cable operator in a hotel's market may have a substantial market presence, such operators typically offer the hotel owner only standard packages of programming developed for the residential market and not the lodging market, and at a fixed price per room based on all the channels provided. The Company competes with the franchised cable operator for free-to-guest contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room. The Company believes that its agreement with PRIMESTAR to deliver the PRIMESTAR-Registered Trademark- DBS signal to the lodging industry will enable it to compete more effectively in the free-to-guest area and to extend this market segment to smaller sized properties that historically could not be cost-effectively served with the more expensive traditional C-band technology.

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

     ResNet's success in this market will depend in large part upon its ability to secure a significant number of long-term exclusive right-of-entry contracts with property owners or managers. These contracts generally involve a revenue sharing arrangement with the property owner or manager. Certain of ResNet's competitors have significantly greater financial resources and may offer property owners and managers more lucrative financial arrangements than ResNet may be able or willing to offer. As residents of the high-quality MDUs that are targeted by the Company come to expect a wider selection of cable, interactive video and telecommunications services, property owners may be inclined to enter into ROE contracts with companies that can offer such a selection. Certain companies have begun to market, or have announced plans to market, packages of services that are more extensive than those currently offered by the Company. Increasing competition among such providers for right of entry contracts could result in greater financial incentives being offered to property owners, thereby adversely affecting the financial return expected to be realized by ResNet from such contracts. The Company believes that ResNet's competitive advantages include (i) the broad range of features and services made possible by the Company's proprietary b-LAN-SM- system, (ii) the Company's experience and capabilities in conducting nationwide installation and field service operations and (iii) the availability of the PRIMESTAR-Registered Trademark- DBS signal and related equipment provided by PRIMESTAR at a lower cost than traditional C-band satellite signals and equipment.

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

     CABLE AND TELEPHONE WIRING. Although the majority of the states currently do not prohibit exclusive right-of-entry contracts, current trends at the state and federal levels, if they continue, may render the legality of such exclusivity provisions uncertain. Several states have enacted, and additional states are expected to enact, mandatory access statutes that require MDU owners to grant a cable franchisee access to its buildings in order to offer cable services to tenants that want to receive the franchisee's service. Although the FCC has declined to adopt a federal mandatory access rule, this year the FCC did adopt rules that clarify the way in which MDU owners may terminate an incumbent video provider's access to buildings where no right to remain exists. The FCC also has initiated rulemaking proceedings to consider, among other issues, whether to adopt a cap on the length of exclusive contracts between video providers and MDU owners and whether to apply cable home wiring rules to all video providers . In addition, the FCC has initiated a rulemaking proceeding to determine whether to prohibit restrictions against the placement on rental property of devices designed for over-the-air reception of television broadcast signals, multichannel multipoint distribution services, or DBS services. In a separate rulemaking which concluded this year, the FCC declined to harmonize cable and telephony home wiring regulations. The regulations that the FCC ultimately adopts could affect the Company's continued ability to enter into or enforce exclusive contracts, as well as its access to inside wiring used to provide telephony and video programming services.

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

     CROSS-OWNERSHIP. In order to encourage competition in the provision of video programming, the Cable Act generally prohibits a franchised cable operator not subject to "effective competition" from holding a license for a multichannel multipoint service or from offering SMATV service separate and apart from any franchised cable service, in any portion of the franchise area served by the cable operator's cable system. Under current interpretations of FCC rules and regulations implementing the foregoing provisions, TSAT may be prevented from acquiring a 5% or greater interest in ResNet and consequently would be unable to exercise its conversion rights under the TSAT Convertible Loan or the TSAT Option. TSAT is required to convert the TSAT Convertible Loan into an equity interest in ResNet at such time as conversion would not violate the aforementioned FCC restriction. TSAT has advised the Company that it may seek a formal interpretive letter or waiver by the FCC with respect to the acquisition of a further interest in ResNet.

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

EMPLOYEES

     As of December 31, 1997, the Company had 739 employees in the United States and Canada. None of these employees is covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

ITEM 2 -- PROPERTIES

     The Company's National Headquarters and Distribution Center, including its principal executive offices, are located on an approximately 23 acre site in Sioux Falls, South Dakota. Construction of the approximately $15 million facility was completed in December 1997. The National Headquarters and Distribution Center occupies approximately 228,500 square feet including approximately 116,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The opening of the National Headquarters and Distribution Center allowed the Company to consolidate all of its local operations into a single, multipurpose facility which is designed to enhance the operational efficiency and to facilitate and necessary future expansion needs of the Company. The Company believes that the site of its National Headquarters and Distribution Center is sufficient to accommodate its foreseeable local operational space requirements. The Company also owns an office building in Sioux Falls containing approximately 8,000 square feet which previously served as the Company's headquarters and which is not currently used in the Company's operations. Such building is being offered for sale by the Company.

     The Company leases sixteen facilities, in various other locations, from unaffiliated third parties. One, located in Dallas, Texas, is an office facility for sales and sales-support personnel. The remaining fifteen are combination warehouse/office facilities for installation and service operations and are located in Atlanta, Georgia; Honolulu, Hawaii; Canton, Michigan; Golden, Colorado; Tempe, Arizona; Las Vegas, Nevada; Cleveland, Ohio; Buffalo, New York; Los Angeles and San Francisco, California; Tampa, Florida; Redmond, WA; Carrollton, Texas; Lombard, Illinois; and Toronto, Ontario, Canada. Each of these facilities occupies less than 3,500 square feet.

ITEM 3 -- LEGAL PROCEEDINGS

     On February 16, 1995, OCC filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin in August 1998. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded and that OCC's patent is invalid. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe that the Company has a number of defenses available which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to other litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such other litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14,1993 upon the effectiveness of its initial public offering. As of March 23, 1998 there were outstanding 11,356,358 shares of the Company's Common Stock.

     The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.


          Quarter Ended                           High           Low
          -------------                          ------         ------
          March 31, 1996                         $14.25          $9.00
          June 30, 1996                          $15.25         $11.50
          September 30, 1996                     $14.25          $9.75
          December 31, 1996                      $18.00         $11.75

          March 31, 1997                         $17.38         $10.50
          June 30, 1997                          $12.00          $8.00
          September 30, 1997                     $13.25          $9.00
          December 31, 1997                      $14.00         $10.50

     On March 23, 1998, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $11.00. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 23, 1998 there were 149 stockholders of record of the Company with approximately 88% of the shares held in "street name". The Company estimates that as of March 23, 1998 there were more than 2800 stockholders of the Company.

DIVIDENDS

     No dividends have been paid to date on the Common Stock of the Company. Management of the Company does not intend to pay any cash dividends on Common Stock of the Company in the foreseeable future, rather, it is expected that the Company will retain earnings to finance its operations and growth. The terms and conditions of the Company's 10.25% Senior Notes and of the Company's Revolving Facility (See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein) both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.


RIGHTS PLAN

     On February 28, 1997, the Board of Directors of the Company authorized and adopted a stockholder rights plan ("Rights Plan"). The Rights Plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for the Company is received that is either inadequate or not in the best interest of all stockholders. The Rights Plan had been under consideration by the Board of Directors for almost a year prior to its adoption and is in a form recommended by the Company's outside legal counsel and financial advisors, which form is similar to that adopted by many other public companies.

      Pursuant to the Rights Plan, the Board of Directors declared a dividend distribution of one "Right" for each outstanding share of common stock, par value $.01 per share (the "Common Stock") of the Company to stockholders of record at the close of business on March 10, 1997 (the "Record Date"). In general, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a price of $60.00 (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Harris Trust and Savings Bank, as "Rights Agent". The following summary description of the Rights and the terms of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement incorporated by reference as an exhibit hereto.

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

     The number of Rights associated with each share of Common Stock shall be proportionately adjusted to prevent dilution in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock.
The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for Preferred Stock, certain convertible securities or securities having the same or more favorable rights, privileges and preferences as the Preferred Stock at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends out of earning or retained earnings) or of subscription rights or warrants (other than those referred to above). With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.

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

ITEM 6 -- SELECTED FINANCIAL DATA

     The following is a summary of Selected Financial Data. The data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein. Dollar amounts are in thousands, except for per share and per room amounts.


                                                                                YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                            1993           1994           1995           1996           1997
                                                           -------        -------        -------        -------     ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Guest Pay                                               $21,471        $29,927        $50,758        $84,504     $  116,276
   Free-to-guest                                             7,478          8,397          8,060          8,645          8,496
   Other                                                     2,363          2,070          4,395          4,572         10,938
                                                           -------        -------        -------        -------     ----------


      Total revenues                                        31,312         40,394         63,213         97,721        135,710
Direct costs                                                14,848         18,181         28,910         44,379         58,512
                                                           -------        -------        -------        -------     ----------

Gross profit                                                16,464         22,213         34,303         53,342         77,198
Operating expenses                                          16,425         24,573         36,741         58,428         85,262
                                                           -------        -------        -------        -------     ----------

Operating income (loss)                                         39         (2,360)        (2,438)        (5,086)        (8,064)
Interest expense                                             2,096            966          4,522          8,243         17,001
                                                           -------        -------        -------        -------     ----------
Loss before income taxes, extraordinary loss
 and cumulative effect of accounting change                 (2,057)        (3,326)        (6,960)       (13,329)       (26,065)
Provision for income taxes                                      --             --             66             28            344
                                                           -------        -------        -------        -------     ----------
Loss before extraordinary loss and cumulative
 effect of accounting change                                (2,057)        (3,326)        (7,026)       (13,357)       (25,409)
Extraordinary loss (1)                                          --          1,324             --          3,253             --
Cumulative effect of accounting change (2)
                                                                --             --             --             --            210
                                                           -------        -------        -------        -------     ----------
Net loss                                                    (2,057)        (4,650)        (7,026)       (16,610)       (25,619)
Cumulative preferred dividends                               1,557             --             --             --             --
                                                           -------        -------        -------        -------     ----------
Net loss attributable to Common Stock                      $(3,614)       $(4,650)       $(7,026)      $(16,610)      $(25,619)
                                                           -------        -------        -------        -------     ----------
                                                           -------        -------        -------        -------     ----------
OTHER DATA:
EBITDA (3)                                                  $7,215         $9,301        $15,898        $24,729      $  35,696
EBITDA margin (3)                                             23.0%          23.0%          25.1%          25.3%          26.3%
Capital expenditures                                       $14,311        $43,521        $51,497        $85,258     $  105,483
Depreciation and amortization                                7,176         11,661         18,336         29,815         43,760
Annualized EBITDA (4)                                        7,990         11,250         18,246         27,290         39,090
Ratio of earnings to fixed charges (5)                          --             --             --             --             --
Ratio of long-term debt to
 annualized EBITDA (4)                                         .75x          2.49x          3.15x          6.57x          4.67x
Ratio of EBITDA to interest expense (3)                       3.44x          9.63x          3.52x          3.00x          2.10x

OPERATING DATA:
Guest Pay rooms served (6)
   On-demand                                                59,169        119,680        209,487        358,842        484,070
   Scheduled                                                77,650         65,351         58,720         41,403         27,781
                                                           -------        -------        -------        -------     ----------
      Total Guest Pay rooms                                136,819        185,031        268,207        400,245        511,851
                                                           -------        -------        -------        -------     ----------
                                                           -------        -------        -------        -------     ----------

Rooms with Super Nintendo-Registered Trademark-
 game systems (6)                                              225         69,806        163,879        322,903        448,969
Free-to-guest rooms served (6)                             191,893        220,534        249,779        294,882        341,030
Total rooms served (6) (7)                                 267,171        314,184        388,088        516,348        606,827
Average monthly revenue per Guest Pay room:
   Movie revenue                                            $14.68         $15.03         $17.08         $18.38       $  17.86
   Video game/information services                             .39           1.01           2.21           2.93           3.28
                                                           -------        -------        -------        -------     ----------
      Total                                                 $15.07         $16.04         $19.29         $21.31       $  21.14
                                                           -------        -------        -------        -------     ----------
                                                           -------        -------        -------        -------     ----------


                                                                                   AS OF DECEMBER 31,
                                                                ----------------------------------------------------
                                                                 1993            1994           1995           1996          1997
                                                                -------        -------       --------       --------       --------
BALANCE SHEET DATA:
       Cash and cash equivalents                                $12,256        $ 4,302       $  2,252       $ 86,177       $  1,021
       Total assets                                              64,300         88,265        125,507        279,768        260,294
       Long-term debt                                             6,000         28,000         57,497        179,233        182,691
       Total stockholders' equity                                52,665         47,942         42,726         75,552         49,579

___________

(1) In 1994 -- loss on early termination of the Company's bank credit facility of $1.3 million. In 1996 -- loss on early redemption of 9.95% and 10.35% Senior Notes of $3.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

(2) Represents a charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs.

(3) EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

(4) "Annualized EBITDA" represents the sum of the quarterly EBITDA for the two most recently completed fiscal quarters multiplied by two.

(5) Earnings is defined as net loss before income taxes, extraordinary items and fixed charges, except where capitalized. Fixed charges is defined as the portion of rental expense under operating leases representing interest, and interest, including amortization of debt expense, whether expensed or capitalized. Earnings were insufficient to cover fixed charges for the years ended December 31 by the amounts indicated: 1993 -- $(2,057); 1994 -- $(3,326); 1995 -- $(6,960); 1996 -- $(13,329); and 1997
     $(25,065).

(6)  At end of year.

(7) Total rooms served include those rooms receiving one or more of the Company's services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS IN ITEM 1, INCLUDING CERTAIN STATEMENTS UNDER THE HEADINGS "OVERVIEW", "BUSINESS STRATEGY", "STRATEGIC INITIATIVES", "SERVICES AND PRODUCTS", "OPERATIONS", "COMPETITION" AND "REGULATION", IN ITEM 3 UNDER THE HEADING "LEGAL PROCEEDINGS", AND IN ITEM 7 UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THE FOREGOING SECTIONS, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

OVERVIEW

     The Company provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging and multi-family residential unit markets utilizing its proprietary B-LAN-SM- system architecture.

 LODGING SERVICES

     GUEST PAY SERVICES. The Company's Guest Pay services include Guest Scheduled-SM-on-demand movies, network-based Super Nintendo-Registered Trademark-video games and other interactive entertainment and information services for which the hotel guest pays on a per-view or per-play basis. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand guest pay service. It has been the Company's experience that rooms featuring the "on-demand" guest pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format. The following table sets forth information in regard to guest pay rooms installed as of December 31:

                            1995                     1996                          1997
                   --------------------     -------------------          ----------------------
                     Rooms         %         Rooms          %             Rooms             %
                   -------       -----      -------      ------          -------          -----
Scheduled           58,720        21.9       41,403        10.3           27,781            5.4
On-demand          209,487        78.1      358,842        89.7          484,070           94.6
                   -------       -----      -------      ------          -------          -----
   Total           268,207       100.0      400,245       100.0          511,851          100.0
                   -------       -----      -------      ------          -------          -----
                   -------       -----      -------      ------          -------          -----

     The Company's guest pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, guest pay buy rates, hotel occupancy rates, hotel guest demographics, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary direct costs of providing guest pay services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, (ii) nominal one-time license fees paid for independent films, (iii) license fees for video games and other services, and (iv) the commission retained by the hotel. Guest pay operating expenses include costs of system maintenance and support, in-room marketing, video tape duplication and distribution, data retrieval, insurance and personal property taxes.

     The Company also provides video games and interactive multimedia entertainment and information services through its guest pay systems. Services include folio review, video check-out and guest satisfaction surveys. In 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark-video game playing system. The following table sets forth the number of guest pay rooms with game systems installed as of December 31:

                                              1995           1996           1997
                                            -------        -------        -------

Super Nintendo-Registered Trademark-
 game systems rooms                         163,879        322,903        448,969


     FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. Such monthly charges range generally from $2.90 - $3.50 per room per month for premium channels and from $.10 - $.95 per room per month for non-premium channels. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room, which ranges generally from 75% to 85% of revenues for such services, depending on incentive programs in effect from time to time from the programming networks. In April 1996, the Company entered into an agreement with PRIMESTAR pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company will pay a fee to PRIMESTAR for access to the PRIMESTAR signal, which will enable the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems. The following table sets forth the number of free-to-guest rooms served as of December 31:

                                               1995           1996           1997
                                              -------        -------        -------
At hotels with Guest Pay services             129,898        178,779        246,054
At hotels with only free-to-guest services    119,881        116,103         94,976
                                              -------        -------        -------
    Total rooms with free-to-guest services   249,779        294,882        341,030
                                              -------        -------        -------
                                              -------        -------        -------

RESIDENTIAL SERVICES

     In January 1996, the Company formed ResNet for the purpose of extending the Company's proprietary b-LAN-SM- system architecture and operational expertise into the Multi-family Residential Unit ("MDU") market. In October 1996, TSAT, an affiliate of TCI, agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to DBS signals for the MDU market on a nationwide basis.

     The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996. The following table sets forth the number of residential units passed as of December 31:

                                 1996           1997
                                -------        ------
Residential units passed         3,087         26,125

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUE ANALYSIS

     The Company's total revenue for 1997 increased 38.9%, or $38.0 million, in comparison to 1996. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

                                1996                  1997
                      -----------------------  ---------------------
                                     Percent               Percent
                                     of Total              of Total
                        Amount       Revenues    Amount    Revenues
                      ---------      --------  ---------   --------
Guest Pay              $84,504          86.5   $116,276       85.7
Free-to-guest            8,645           8.8      8,496        6.3
Other                    4,572           4.7     10,938        8.0
                      ---------      --------  ---------   --------
   Total               $97,721         100.0   $135,710      100.0
                      ---------      --------  ---------   --------
                      ---------      --------  ---------   --------


     GUEST PAY SERVICES. Guest Pay revenues increased 37.6%, or $31.8 million, in 1997 as compared to 1996. This increase is attributable to a 38.7% increase in the average number of installed guest pay rooms, all of which were installed with the Company's on-demand technology, partially offset by a .8% decrease in average monthly revenue per guest pay room. The following table sets forth information with respect to guest pay rooms for the years ended December 31:

                                                 1996           1997
                                               --------       --------
Average monthly revenue per room:
   Movie revenue                               $  18.38       $  17.86
   Video game and other service revenue            2.93           3.28
                                               --------       --------
      Total per Guest Pay room                 $  21.31       $  21.14
                                               --------       --------
                                               --------       --------
For all Guest Pay rooms:
   Movie buy rates                                 10.7%          10.3%
   Average movie price                            $8.26        $  8.40
   Average hotel occupancy rate                    69.4%          68.6%

For on-demand Guest Pay rooms:
   Movie buy rates                                 11.4%          10.6%
   Average movie price                            $8.28        $  8.42
   Average hotel occupancy rate                    70.0%          69.0%


     Average movie revenue per room, for all guest pay rooms, decreased 2.8% from the prior year due to the combination of lower average buy rates and lower average hotel occupancy. These factors were partially offset by increased average movie prices and by the comparative increase in the proportion of on-demand rooms. It has been the Company's experience that buy rates are higher in rooms featuring the on-demand service than in those rooms with the scheduled service. The comparative decrease in buy rates, for both all and on-demand Guest Pay rooms, is attributed to a relatively less popular selection of newly-released major motion pictures in 1997 as compared to 1996. The slight increase in average movie prices for both all and on-demand rooms between the comparative periods is the result of price increases implemented at certain hotels during 1997. The Company's movie prices were generally $7.95 or $8.95 during the periods.

     Average video game and other service revenue per room, for all guest pay rooms, increased 11.9% from the prior year, primarily as a result of an increase in the number of rooms with information and other services installed. Average monthly video game revenue per room was $2.25 and $2.26 during 1997 and 1996, respectively.

     FREE-TO-GUEST SERVICES. Free-to-guest revenues decreased 1.7%, or $149,000, in 1997 as compared to 1996. This decrease is the result of the combination of an 18.2% decrease in the number of rooms receiving only free-to-guest services from 1996 (although total rooms receiving free-to-guest services increased by 15.6%), offset by increasing revenue per room resulting from additional programming services taken by hotels, as well as programming price increases.

     OTHER. Revenue from other sources includes cable television revenue generated by the residential services segment, revenue from international license arrangements, and revenue from the sale of televisions, system
equipment, and service parts and labor.   The increase in 1997 from the prior
year of $6.4 million, or 139%, is primarily due to increased cable television revenue generated by the residential services segment of $2.4 million; increased television sales of $1.5 million; increased sales of system equipment of $864,000; increased service parts and labor of $450,000 and increased revenue earned under international license arrangements of $318,000.

 EXPENSE ANALYSIS

      DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                                      1996          1997
                                  -----------    ------------
Direct costs:
   Guest Pay                      $  33,981      $  45,632
   Free-to-guest                      6,784          5,663
   Other                              3,614          7,217
                                  -----------    ------------
                                  $  44,379      $  58,512
                                  -----------    ------------
                                  -----------    ------------
Gross profit margin:
   Guest Pay                           59.8%          60.8%
   Free-to-guest                       21.5%          33.3%
   Other                               21.0%          34.0%
   Composite                           54.6%          56.9%

     Guest Pay direct costs increased 34.3% to $45.6 million in 1997 from $34.0 million in the prior year. Since guest pay direct costs (primarily studio and other license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of guest pay revenue, such costs decreased from 40.2% in 1996 to 39.2% in 1997. The relative decrease in guest pay direct costs as a percentage of revenue in 1997 as compared to the prior year is primarily the result of lower movie-related costs due to proportionately lower revenue from newly-released motion pictures.

     Free-to-guest direct costs decreased 16.5% to $5.7 million in 1997 from $6.8 million in the prior year. As a percentage of free-to-guest revenue, free-to-guest direct costs decreased to 66.7% in 1997 from 78.5% in the prior year. This decrease is due to incentive discounts earned from programming networks, partially offset by higher costs for both premium and non-premium programming.

     Direct costs associated with other revenue increased 99.7% to $7.2 million from $3.6 million in the prior year. As a percentage of related revenues, such direct costs decreased to 66.0% in 1997 from 79.0% in 1996, reflecting the effect of (i) increased cable television revenue generated by the residential services segment, (ii) increased system equipment sales and revenue from service parts and labor, and (iii) increased revenue generated under international license arrangements, all of which earn higher margins than the other sources of other revenue.

     The Company's overall gross profit increased 44.7% in 1997 to $77.2 million on a 38.9% increase in revenues compared to 1996. The Company's overall gross profit margin was 56.9% in 1997 and 54.6% for the prior year.

     OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                                  1996                         1997
                                                           --------------------         --------------------
                                                                       Percent                       Percent
                                                                       of Total                      of Total
                                                          Amount       Revenues         Amount       Revenues
                                                        ----------    ----------      ---------      --------
Operating expenses:
   Guest Pay operations                                 $  15,032       15.4%         $  20,785       15.3%
   Selling, general and administrative                     13,581       13.9%            20,717       15.3%
   Depreciation and amortization                           29,815       30.5%            43,760       32.2%
                                                        ----------    ----------      ---------      --------
      Total operating expenses                          $  58,428       59.8%         $  85,262       62.8%
                                                        ----------    ----------      ---------      --------
                                                        ----------    ----------      ---------      --------

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites operated by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $1.4 million in 1997 and none in 1996, expenses related to Guest Pay operations increased 28.9%, or $4.3 million, in 1997 from $15.0 million in the previous year.
This increase is primarily attributable to the 38.7% increase in average installed Guest Pay rooms in 1997 as compared to 1996, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed guest pay room, such expenses were $3.52 per month in 1997 as compared to $3.79 per month in 1996.

     Selling, general and administrative expenses increased 52.5%, or 7.1 million, in 1997 from $13.6 million in the prior year. This increase reflects the effect of a material increase in legal expenses, an increase in the number of development and administrative personnel, increased facilities-related expenses, and an increase of $1.8 million of expenses related to the residential services segment. As a percentage of revenue, selling, general and administrative expenses represented 15.3% of total revenue in 1997 as compared to 13.9% in the year earlier period.

     Depreciation and amortization expenses increased 46.8% to $43.8 million in 1997 from $29.8 million in the prior year. This increase is primarily attributable to the increase in the number of installed guest pay and game service equipped rooms previously discussed, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year. Additionally, increases in administrative and facility related assets, as well as an increase of $1.0 million related to the residential services segment, have contributed to the increased depreciation and amortization.

     OPERATING LOSS. The Company's operating loss, as a result of the factors previously discussed, increased to $8.1 million in 1997 from $5.1 million in 1996.

     INTEREST EXPENSE. Interest expense, net of interest income, increased to $17.0 million in 1997 from $8.2 million in 1996 due to increases in long-term debt to fund the Company's continuing expansion of its businesses. The average principal amount of long-term debt outstanding during 1997 was approximately $179.7 million (at a weighted average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $65.4 million (at a weighted average interest rate of approximately 10.0%) during 1996. The weighted average amount outstanding under the revolving credit facility was approximately $250,000 during 1997 as compared to approximately $9.4 million during 1996.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the issuance of EITF Issue 97-13 related to accounting for certain business reengineering costs, the Company recorded a charge of $210,000 to write-off previously capitalized costs, in accordance with the new accounting pronouncement.

     NET LOSS. For the reasons previously discussed, the Company's net loss increased to $25.6 million in 1997 from a net loss of $16.6 million in the prior year.

      EBITDA. As a result of increasing revenues from guest pay services, and the other factors previously discussed, EBITDA ("Earnings Before Interest, Income Taxes and Depreciation and Amortization") increased 44.3% to $35.7 million in 1997 as compared to $24.7 million in 1996. EBITDA as a percentage of total revenue increased to 26.3% in 1997 as compared to 25.3% in 1996. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1996 AND 1995

 REVENUE ANALYSIS

     The Company's total revenue for 1996 increased 54.6%, or $34.5 million, in comparison to 1995. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:



                                                                   1995                          1996
                                                         -------------------------    ------------------------
                                                                       Percent                       Percent
                                                                       of Total                      of Total
                                                         Amount        Revenues         Amount       Revenues
                                                        -----------    ----------      ----------    ----------
Guest Pay                                               $  50,758           80.3        $  84,504       86.5
Free-to-guest                                               8,060           12.7            8,645        8.8
Other                                                       4,395            7.0            4,572        4.7
                                                        -----------    ----------      ----------    ----------
   Total                                                $  63,213          100.0        $  97,721       100.0
                                                        -----------    ----------      ----------    ----------
                                                        -----------    ----------      ----------    ----------

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

                                                              1995          1996
                                                            ---------     ---------
Average monthly revenue per room:
   Movie revenue                                            $  17.08       $  18.38
   Video game and other service revenue                         2.21           2.93
                                                            ---------     ---------
      Total per Guest Pay room                              $  19.29       $  21.31
                                                            ---------     ---------
                                                            ---------     ---------

For all Guest Pay rooms:
   Movie buy rates                                              10.1%          10.7%
   Average movie price                                       $  8.28        $  8.26
   Average hotel occupancy rate                                 69.0%          69.4%

For on-demand Guest Pay rooms:
   Movie buy rates                                              11.2%          11.4%
   Average movie price                                       $  8.34        $  8.28
   Average hotel occupancy rate                                 69.7%          70.0%

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

     Average video game and other service revenue per room, for all guest pay rooms, increased primarily as a result of the increase in the number of rooms with video game services installed. On a per-room basis, average monthly video game revenues were $2.26 and $1.70 during the years ended December 31, 1996 and 1995, respectively.

     FREE-TO-GUEST SERVICES. Free-to-guest revenues increased 7.3%, or $585,000, in 1996 as compared to 1995. This increase resulted from increased programming services taken by hotels and increased programming prices, partially offset by a 3.2% decrease in the number of rooms receiving only free-to-guest services.

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

 EXPENSE ANALYSIS

      DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:


                            1995            1996
                        -----------    ------------
Direct costs:
   Guest Pay            $  19,053      $  33,981
   Free-to-guest            6,117          6,784
   Other                    3,740          3,614
                        -----------    ------------
                          $28,910      $  44,379
                        -----------    ------------
                        -----------    ------------

Gross profit margin:
   Guest Pay                 62.5%          59.8%
   Free-to-guest             24.1%          21.5%
   Other                     14.9%          21.0%
   Composite                 54.3%          54.6%


     Guest Pay direct costs increased 78.3%, or $14.9 million, in 1996 as compared to the prior year. Since guest pay direct costs (primarily studio and other license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of guest pay revenue, such costs increased from 37.5% in 1995 to 40.2% in 1996. The relative increase in guest pay direct costs (as a percentage of revenue), in 1996 as compared to the prior year, reflects higher movie-related costs due to proportionately higher revenue from newly-released motion pictures and substantially increased video game revenue in the guest pay revenue mix, which increases were mitigated by a slight decrease in hotel commissions.

     Free-to-guest direct costs increased 10.9% to $6.8 million in 1996 from $6.1 million in the prior year. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 78.5% in 1996 from 75.9% in the prior year, primarily reflecting the effect of price increases paid for certain programming services.

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

     OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                                   1995                          1996
                                                         -------------------------    ------------------------
                                                                       Percent                       Percent
                                                                       of Total                      of Total
                                                         Amount        Revenues         Amount       Revenues
                                                        -----------    ----------      ----------    ----------
Operating expenses:
   Guest Pay operations                                  $  9,767          15.5%       $  15,032        15.4%
    Selling , general and administrative                    8,638          13.7%          13,581        13.9%
    Depreciation and amortization                          18,336          29.0%          29,815        30.5%
                                                        -----------    ----------      ----------    ----------
      Total operating expenses                          $  36,741          58.1%       $  58,428        59.8%
                                                        -----------    ----------      ----------    ----------
                                                        -----------    ----------      ----------    ----------

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

     Selling, general and administrative expenses increased 57.2%, or $4.9 million, in 1996 from $8.6 million in the prior year. This increase reflects the effect of substantially increased legal expenses, an increase in the number of development, sales and administrative personnel and increased facilities-related expenses. As a percentage of revenue, selling, general and administrative expenses represented 13.9% of total revenue in 1996 as compared to 13.7% in the year earlier period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial indebtedness to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $105.5 million during 1997, and net cash provided by operating activities was approximately $16.7 million.

     Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $75 to $85 million in 1998 and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors. This a forward-looking statement and there can be no assurance in this regard. In addition, the Company's Revolving Credit Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

     The Company believes that its operating cash flows and borrowings permitted under the Revolving Credit Facility will be sufficient to fund the Company's cash requirements for 12 to 18 months; and, the Company may increase the Revolving Credit Facility from its present $100 to $175 million, subject to certain conditions. However, this is a forward-looking statement and there can be no assurance in this regard. ResNet, under its various agreements with TSAT, may call upon TSAT to contribute up to $34.6 million of additional capital to ResNet, which proceeds must be used for the purchase of satellite receiving equipment. For additional information concerning the terms of the Company's long-term debt and Revolving Credit Facility, please see Notes 7 and 8 to the Company's Consolidated Financial Statements included in this report.

     The Company believes that it has various sources of financing available in addition to borrowings under the Revolving Credit Facility, including additional amounts of long-term indebtedness. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

      ResNet is currently at a stage of development during which it will consume, through operating losses and capital expenditures for installations, substantially more capital than it is capable of generating. The Company is currently assessing alternative strategies to reduce the negative financial impact of the operating losses and capital requirements of ResNet during its growth phase.

YEAR 2000 INFORMATION

     The Company has undertaken a comprehensive review of its computer systems and software in regard to "year 2000" issues. Based on its review, the Company does not anticipate any material costs or expenses, or any material adverse effect on its operations, financial condition, products or services, or competitive position as a result of such issues. The Company is cooperating with its customers and suppliers to assess the extent, if any, of year 2000 issues pertaining to such third party computer systems.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "Executive Officers", "Election of Directors - Board of Directors and Nominees" and "Compliance with Reporting Requirements of Section 16 of the Exchange Act" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

     Information concerning executive remuneration and transactions is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled "Certain Transactions with Management and Others" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES -- Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F-1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 1996 included herein.

(b)  None.

(c) EXHIBITS -- Following is a list of Exhibits filed with this report. Exhibits 10.1 and 10.2 constitute management contracts. Exhibits 10.3, 10.7, 10.8, 10.9, 10.10, 10.11, and 10.12 constitute compensatory plans.

EXHIBIT NO.


 3.1  Certificate of Incorporation of the Company (1)

 3.2  By-Laws of the Registrant(1)

 4.1  Registration Rights Agreement dated as of December 16, 1996, between
      LodgeNet Entertainment Corporation and Morgan Stanley & Co. Incorporated,
      NatWest Capital Markets Limited and Montgomery Securities (8)

 4.2  Indenture dated as of December 19, 1996, between LodgeNet Entertainment
      Corporation and Marine Midland Bank, as trustee, including the form of
      Senior Note  (8)

 4.3   Form of Senior Notes (included in Exhibit 4.2)

10.1 Form of Employment Agreement between the Company and each of Tim C. Flynn and Scott C. Petersen (1)

10.2  Form of Agreement between the Company and each of David M. Bankers, John
      M. O'Haugherty, Douglas D. Truckenmiller and Steven D. Truckenmiller (1)

10.3 LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective August 15, 1996)(8)

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

10.14 Amendment to Securities Purchase Agreement, dated as of December 19,
      1996  (8)

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


10.17 Amended and Restated Loan Agreement by and among LodgeNet
      Entertainment Corporation, the Banks Signatory thereto, National
      Westminster Bank Plc, as Agent for such Banks, and National Westminster bank of Canada, as an Issuing bank, dated December 19, 1996  (8)

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

10.20 Option Agreement between ResNet Communications, Inc. and TCI
      Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.21 Standstill Agreement between LodgeNet Entertainment Corporation and
      TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.22 Stockholders' Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.23 Subscription Agreement between ResNet Communications, Inc. and TCI
      Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.24 First Amendment, dated October 17, 1996, to License Agreement between
      Nintendo of America, Inc. and LodgeNet Entertainment Corporation  (8)

12.1  Statement of computation of ratios

21.1  Subsidiaries of the Company

23.1  Consent of Independent Public Accountants

27.1  Financial Data Schedule, Year end December 31, 1997

27.2  Financial Data Schedule, Quarterly and Year end, 1996

27.3  Financial Data Schedule, Quarterly 1997

---------------------
+ Confidential Treatment has been requested with respect to certain portions of these agreements.


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

(8) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange
     Commission, March 17, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 24, 1998.

                              LodgeNet Entertainment Corporation


                         By:       /S/ TIM C. FLYNN
                             ------------------------------
                              Tim C. Flynn, President and
                              Chief Executive Officer

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                Title                            Date
     ---------                -----                            ----

/S/ TIM C. FLYNN          President, Chief Executive         March 24, 1998
----------------------    Officer and Director (Principal
Tim C. Flynn                  Executive Officer)


/S/ SCOTT C. PETERSEN     Executive Vice President,          March 24, 1998
----------------------    Chief Operating Officer,
Scott C. Petersen                and Director


/S/ JEFFREY T. WEISNER     Vice President - Finance,         March 24, 1998
----------------------      (Principal Financial
Jeffrey T. Weisner          and Accounting Officer)


/S/ DAVID AUSTAD                   Director                  March 24, 1998
----------------------
David Austad


/S/ LAWRENCE FLINN, JR.            Director                  March 24, 1998
----------------------
Lawrence Flinn, Jr.


/S/ RICHARD R. HYLLAND             Director                  March 24, 1998
----------------------
Richard R. Hylland


/S/ R. F. LEYENDECKER              Director                  March 24, 1998
----------------------
R. F. Leyendecker

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page

Report of Independent Public Accountants....................................................... F - 2
Consolidated Balance Sheets as of December 31, 1996 and 1997................................... F - 3
Consolidated Statements of Operations -- Three Years Ended December 31, 1997................... F - 4
Consolidated Statements of Stockholders' Equity -- Three Years Ended December 31, 1997......... F - 5
Consolidated Statements of Cash Flows -- Three Years Ended December 31, 1997................... F - 6
Notes to Consolidated Financial Statements..................................................... F - 7

                            INDEX TO FINANCIAL SCHEDULES

Report of Independent Public Accountants on Schedule.......................................... F - 18
Schedule II -- Valuation and Qualifying Accounts.............................................. F - 19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To LodgeNet Entertainment Corporation:

     We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 25, 1998

                  LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                           (Dollar amounts in thousands)

                                                                            December 31,
                                                                   --------------------------
                                                                         1996           1997
                                                                   -----------    -----------
                               Assets
Current assets:
   Cash and cash equivalents                                         $  86,177     $    1,021
   Accounts receivable, net of allowance for doubtful accounts          18,428         21,835
   Prepaid expenses and other                                            1,935          3,457
                                                                   -----------    -----------
      Total current assets                                             106,540         26,313

Property and equipment, net of accumulated depreciation                164,157        218,948
Debt issuance costs, net of accumulated amortization                     8,509          7,641
Other assets, net                                                          562          7,392
                                                                   -----------    -----------
                                                                    $  279,768     $  260,294
                                                                   -----------    -----------
                                                                   -----------    -----------

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                  $  16,775      $  17,930
   Current maturities of long-term debt                                    425            705
   Accrued expenses                                                      4,596          7,010
                                                                   -----------    -----------
      Total current liabilities                                         21,796         25,645

Deferred revenue                                                         2,956          2,069
Long-term debt                                                         179,233        182,691
Minority interest in consolidated subsidiary                               231            310
                                                                   -----------    -----------
   Total liabilities                                                   204,216        210,715
                                                                   -----------    -----------
Commitments and contingencies (Note 9)                                      --             --

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized;
    11,125,369 and 11,322,058 shares outstanding at December 31,
    1996 and 1997, respectively                                            111            113
   Additional paid-in capital                                          120,539        120,792
   Accumulated deficit                                                 (45,098)       (71,326)
                                                                   -----------    -----------
      Total stockholders' equity                                        75,552         49,579
                                                                   -----------    -----------
                                                                    $  279,768     $  260,294
                                                                   -----------    -----------
                                                                   -----------    -----------

       The accompanying notes are an integral part of these consolidated balance sheets.

                  LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollar amounts, except per share amounts, in thousands)

                                                                   Years Ended December 31,
                                                         ----------------------------------------
                                                               1995           1996          1997
                                                         ----------     ----------    -----------
Revenues:
   Guest Pay                                               $ 50,758      $  84,504     $  116,276
   Free-to-guest                                              8,060          8,645          8,496
   Other                                                      4,395          4,572         10,938
                                                         ----------     ----------    -----------
      Total revenues                                         63,213         97,721        135,710
                                                         ----------     ----------    -----------
Direct costs:
   Guest Pay                                                 19,053         33,981         45,632
   Free-to-guest                                              6,117          6,784          5,663
   Other                                                      3,740          3,614          7,217
                                                         ----------     ----------    -----------
      Total direct costs                                     28,910         44,379         58,512
                                                         ----------     ----------    -----------
Gross profit                                                 34,303         53,342         77,198
                                                         ----------     ----------    -----------
Operating expenses:
   Guest Pay operations                                       9,767         15,032         20,785
   Selling, general and administrative                        8,638         13,581         20,717
   Depreciation and amortization                             18,336         29,815         43,760
                                                         ----------     ----------    -----------
      Total operating expenses                               36,741         58,428         85,262
                                                         ----------     ----------    -----------
Operating loss                                               (2,438)        (5,086)        (8,064)
Interest expense, net                                         4,522          8,243         17,001
                                                         ----------     ----------    -----------
Loss before income taxes, extraordinary loss, and
 cumulative effect of change in accounting principle         (6,960)       (13,329)       (25,065)
Provision for income taxes                                       66             28            344
                                                         ----------     ----------    -----------
Loss before extraordinary loss and cumulative effect of
 change in accounting principle                              (7,026)       (13,357)       (25,409)
Extraordinary loss (Note 13)                                     --          3,253             --
Cumulative effect of change in accounting principle
 (Note 3)                                                        --             --            210
                                                         ----------     ----------    -----------
Net loss                                                   $ (7,026)     $ (16,610)    $  (25,619)
                                                         ----------     ----------    -----------
                                                         ----------     ----------    -----------
Per common share (basic and diluted):
   Loss before extraordinary loss and cumulative
    effect of change in accounting principle               $  (0.96)     $   (1.40)    $    (2.25)
   Extraordinary loss                                            --          (0.34)            --
   Cumulative effect of change in accounting principle           --             --          (0.02)
                                                         ----------     ----------    -----------
   Net loss                                                $  (0.96)     $   (1.74)    $    (2.27)
                                                         ----------     ----------    -----------
                                                         ----------     ----------    -----------
Weighted average shares outstanding (basic and diluted)   7,337,147      9,570,779     11,271,064
                                                         ----------     ----------    -----------
                                                         ----------     ----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                   LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Dollar amounts in thousands)

                                                    Common Stock       Additional
                                             ----------------------       Paid-in   Accumulated
                                                  Shares     Amount       Capital        Deficit        Total
                                             -----------    -------    ----------   ------------   ----------
Balance, December 31, 1994                     7,278,748      $  73     $  69,492    $  (21,623)    $  47,942
   Common stock option activity                   73,365          1            62             --           63
   Warrants issued                                    --         --         1,680             --        1,680
   Net loss                                           --         --            --        (7,026)      (7,026)
   Foreign currency translation adjustment            --         --            --             67           67
                                             -----------    -------    ----------   ------------   ----------
Balance, December 31, 1995                     7,352,113         74        71,234       (28,582)       42,726
   Issuance of common stock                    3,680,000         36        44,599             --       44,635
   Common stock option activity                   93,256          1            34             --           35
   Net loss                                           --         --            --       (16,610)     (16,610)
   Change of interest in subsidiary                   --         --         4,672             --        4,672
   Foreign currency translation adjustment            --         --            --             94           94
                                             -----------    -------    ----------   ------------   ----------
Balance, December 31, 1996                    11,125,369        111       120,539       (45,098)       75,552
   Common stock option activity                  196,689          2           332             --          334
   Net loss                                           --         --            --       (25,619)     (25,619)
   Change of interest in subsidiary                   --         --          (79)             --         (79)
   Foreign currency translation adjustment            --         --            --          (609)        (609)
                                             -----------    -------    ----------   ------------   ----------
Balance, December 31, 1997                    11,322,058     $  113    $  120,792    $  (71,326)    $  49,579
                                             -----------    -------    ----------   ------------   ----------
                                             -----------    -------    ----------   ------------   ----------

            The accompanying notes are an integral part of these consolidated financial statements.


                LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollar amounts in thousands)

                                                                 Years Ended December 31,
                                                       -----------------------------------------
                                                            1995          1996           1997
                                                       ----------    -----------    -----------
Operating activities:
   Net loss                                             $  (7,026)    $  (16,610)    $  (25,619)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                        18,336         29,815         43,760
      Non-cash portion of extraordinary loss                   --            434             --
      Minority interest                                        --            (16)            16
      Change in operating assets and liabilities:
         Accounts receivable                               (3,541)        (6,278)        (3,288)
         Prepaid expenses and other                          (447)          (473)        (1,138)
         Accounts payable                                   6,205          1,864          1,053
         Accrued expenses and deferred revenue              1,857          1,433          1,524
         Other                                                 --           (607)           345
                                                       ----------    -----------    -----------
Net cash provided by operating activities                  15,384          9,562         16,653
                                                       ----------    -----------    -----------
Investing activities:
   Property and equipment additions                       (51,497)       (85,258)       (97,396)
   Purchase of cable television operations                     --             --         (8,087)
   Proceeds from sale of interest in subsidiary                --          5,396             --
                                                       ----------    -----------    -----------
Net cash used for investing activities                    (51,497)       (79,862)      (105,483)
                                                       ----------    -----------    -----------
Financing activities:
   Proceeds from long-term debt                            33,630        151,514          1,106
   Debt issuance costs                                     (1,348)        (7,969)          (141)
   Stock issuance costs                                        --           (477)            --
   Repayment of long-term debt                                (89)       (33,607)          (583)
   Borrowings under revolving credit facility              10,000         55,958          3,000
   Repayments of revolving credit facility                (10,000)       (55,958)            --
   Proceeds from issuance of common stock                      --         44,635             --
   Proceeds from issuance of warrants to purchase
      common stock                                          1,680             --             --
   Stock option activity                                       63             35            334
                                                       ----------    -----------    -----------
Net cash provided by financing activities                  33,936        154,131          3,716
                                                       ----------    -----------    -----------
Effect of exchange rates on cash                              127             94            (42)
                                                       ----------    -----------    -----------
Increase (decrease) in cash and cash equivalents           (2,050)        83,925        (85,156)
Cash and cash equivalents at beginning of period            4,302          2,252         86,177
                                                       ----------    -----------    -----------
Cash and cash equivalents at end of period               $  2,252      $  86,177       $  1,021
                                                       ----------    -----------    -----------
                                                       ----------    -----------    -----------
Supplemental cash flow information:
   Cash paid for interest                                $  3,341       $  7,870        $17,828
                                                       ----------    -----------    -----------
                                                       ----------    -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements.

            LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     LodgeNet Entertainment Corporation ("LodgeNet" or the "Company") and its wholly-owned Canadian subsidiary assemble, install and operate guest pay movie systems and provide satellite-delivered, free-to-guest programming, interactive games and multimedia entertainment, and guest information systems to the lodging industry, primarily in the United States and Canada. ResNet Communications, Inc., a wholly-owned subsidiary of the Company, is the majority owner of ResNet Communications, LLC (collectively "ResNet"). ResNet installs and operates private cable television systems in multi-family residential properties nationwide.

     The Company's operating performance and outlook are strongly influenced by such factors as overall occupancy levels, guest demographics, and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's systems, the number and type of guest pay product offerings, the popularity and availability of programming, and competitive factors.

     The rapid growth of the Company's businesses has and is expected to continue to require capital resources in excess of operating cash flows. While the Company's working capital, operating cash flows and its revolving credit facility are expected to be sufficient to fund its growth for 1998, the Company will likely, depending on its rate of growth, require additional growth capital in subsequent years.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, and ResNet. All significant inter-company accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements; and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts for items comprising current assets and current liabilities approximate fair value due to the short period to maturity of these items. The fair value of long-term debt instruments is estimated by reference to current yields to maturity on similar instruments or quotes where available. The fair value of the warrants issued during 1995 was estimated using option valuation techniques.

     FOREIGN CURRENCY TRANSLATION -- The assets and liabilities of the Company's Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less.

     PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, including certain payroll costs related to the installation of new systems. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred. Depreciation of guest pay and free-to-guest systems begins when such systems are installed and activated. Depreciation on other equipment begins when such equipment is placed in service. The Company attributes no salvage value to any equipment. Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                                Years
                                              ---------
         Buildings                             19 - 30
         Guest Pay systems:
          System components                     5 - 7
          In-room equipment                     3 - 5
         Cable television equipment             3 - 10
         Free-to-guest systems                  5
         Other equipment                        3 - 10

     PRODUCT DEVELOPMENT -- The Company has capitalized certain costs of developing software for its guest pay and residential systems. The capitalization of these costs begins when a system's technological and commercial feasibility has been established and ends when such systems are available for use in guest pay or residential properties. Capitalized costs are reported at the lower of unamortized costs or net realizable value, and are amortized over the system's estimated useful life. Guest pay system development costs capitalized were $1,480,000, $1,616,000 and $2,100,000 during the years ended December 31, 1995, 1996 and 1997, respectively. Amortization of such costs was $455,000, $599,000 and $797,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company charged $129,000, $216,000, and $410,000 to operations during the years ended December 31, 1995, 1996 and 1997, respectively, related to research and development activities.

     REVENUE RECOGNITION -- Revenues and related costs are recognized when the services are rendered. The Company has obtained certain programming agreements which provide for the receipt of low-cost programming in the earlier years of such agreements. The Company's policy is to record the costs of such programming on a straight-line basis. During the year, the Company entered into a new long term agreement with a major programming source, superseding a previous programming agreement. As a result, the recognition of approximately $1.2 million of previously deferred programming cost reductions was accelerated. At December 31, 1995, 1996 and 1997 the Company had recorded deferred cost reductions relating to such agreements of $1,579,000, $1,835,000 and $450,000, respectively.

     CONCENTRATION OF CREDIT RISKS AND CUSTOMER DATA -- The Company has derived virtually all of its revenue from entities in the lodging industry, however, no individual customer accounted for as much as 10% of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $785,000 and $800,000 at December 31, 1996 and 1997, respectively. The provision for doubtful accounts was $343,000 in 1995, $922,000 in 1996, and $820,000 in 1997.

     INCOME TAXES -- The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

     LOSS PER SHARE COMPUTATION -- Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 changes the manner in which earnings per share ("EPS") are calculated and presented. The new standard requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. The loss per share amounts for 1996 and 1995 have been restated to give effect to the adoption of SFAS No. 128. The effect of the restatement was to increase the loss per share by $.01 in 1996 and 1995. Weighted average options on 1,121,366; 1,458,839; and 1,597,331 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for the years ended December 31, 1995, 1996, and 1997, respectively.

     STOCK-BASED COMPENSATION -- The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by Statement of Financial Accounting Standards No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with Statement of Financial Accounting Standards No. 123, is disclosed on a pro forma basis in Note 11.

     RECLASSIFICATIONS -- Certain items in the consolidated financial statements have been reclassified to conform to 1997 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

NOTE 3 -- CHANGE IN ACCOUNTING PRINCIPLE

     Effective in the fourth quarter of 1997, the Company adopted the provisions of Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" issued by the Emerging Issues Task Force of the Financial Accounting Standards Board. This new pronouncement requires that certain costs associated with business process reengineering activities should be expensed as incurred rather than capitalized. As a result, the Company recorded a $210,000 charge in the 1997 Consolidated Statement of Operations, reflected as a cumulative effect of a change in accounting principle, to write-off business process reengineering costs that had been previously capitalized.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised as follows at (in thousands of dollars):

                                                  December 31,
                                             -----------------------
                                               1996           1997
                                             --------      ---------
 Land, building and equipment                $ 15,914      $  40,051
 Free-to-guest equipment                        7,369         11,855
 Cable television equipment                     5,291         13,877
 Guest pay systems:
   Installed                                  173,607        220,778
   System components                           23,290         30,720
   Software costs                               6,266          8,053
 Building construction in progress              2,528             --
                                             --------      ---------
   Total                                      234,265        325,334
 Less - depreciation and amortization         (70,108)      (106,386)
                                             --------      ---------
 Property and equipment, net                 $164,157      $ 218,948
                                             --------      ---------
                                             --------      ---------

NOTE 5 -- DEBT ISSUANCE COSTS

     Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. The Company capitalized $1,348,000, $7,969,000, and $140,000 of debt issuance costs during the years ended December 31, 1995, 1996 and 1997, respectively. Amortization of such costs was $260,000 in 1995; $564,000 in 1996, and $1,008,000 in 1997. The 1996 amortization excludes $434,000 recorded as an extraordinary loss resulting from the early redemption of the Company's 9.95% and 10.35% Senior Notes (see Note 13). The components of the debt issuance costs recorded in the balance sheets are as follows (in thousands of dollars):

                                                December 31,
                                           ----------------------
                                            1996           1997
                                           -------       --------
     Debt issuance costs                   $8,820        $ 8,960
     Accumulated amortization                (311)        (1,319)
                                           -------       --------
                                           $8,509        $ 7,641
                                           -------       --------
                                           -------       --------

NOTE 6 -- ACCRUED EXPENSES

Accrued expenses were comprised as follows at (in thousands of dollars):

                                                December 31,
                                           ----------------------
                                            1996           1997
                                           -------       --------
     Accrued taxes                         $  523          $  949
     Accrued compensation                   1,953           2,552
     Accrued interest                       2,120           2,274
     Other                                     --           1,235
                                           -------       --------
                                           $4,596          $7,010
                                           -------       --------
                                           -------       --------

NOTE 7 -- LONG-TERM DEBT

Long-term debt was comprised as follows at (in thousands of dollars):

                                                       December 31,
                                                 -------------------------
                                                   1996            1997
                                                 ---------      ----------
 Revolving Credit Facility                        $     --       $  3,000
 Unsecured Senior Notes due December 15, 2006
   10.25% interest payable semi-annually           150,000        150,000
 Unsecured Senior Notes due July 15, 2005:
   11.5% interest payable semi-annually             30,000         30,000
   Less - unamortized discount                      (1,384)        (1,169)
 Capital leases                                      1,042          1,565
                                                 ---------      ----------
                                                   179,658        183,396
 Less current maturities                              (425)          (705)
                                                 ---------      ----------
                                                  $179,233       $182,691
                                                 ---------      ----------
                                                 ---------      ----------

     Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 1998 -- $705; 1999 -- $543; 2000 -- $270; 2001 -- $6,047; 2002 -- $9,000; thereafter -- $166,831.

     10.25% SENIOR NOTES -- On December 19, 1996, the Company issued $150 million of unsecured 10.25% Senior Notes (the "Notes") in a private offering. The proceeds of the Notes, which were issued at par, after placement fees and offering expenses, were approximately $143.2 million. Approximately $31.7 million of such proceeds were used to redeem the outstanding principal amounts of the 9.95% and 10.35% Senior Notes, $24.5 million and $4.4 million, respectively, plus a make-whole premium, resulting from their early redemption, of approximately $2.8 million. Approximately $20.4 million of the proceeds was used to prepay all outstanding amounts under the Company's revolving credit facility. The remaining proceeds of approximately $91.1 million, were invested in highly liquid, interest-bearing securities pending their use for funding capital expenditures to expand the Company's businesses, including approximately $15 million to construct and equip the Company's new administrative and production facility in Sioux Falls, South Dakota.

     The Notes were issued initially to qualified institutional buyers or other accredited investors pursuant to a registration rights agreement. During 1997, the Notes were registered under the Securities Act of 1933 and all the private Notes were exchanged for registered Notes. The registered Notes contain terms and conditions identical to those of the private Notes.

     The Notes are unsecured, rank PARI PASSU in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The Notes contain covenants which, among other matters, require the Company to maintain a consolidated leverage ratio (as defined in the indenture) of not more than 5.75 to 1 through December 15, 1999 and not more than 5.25 to 1 thereafter. The covenants restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect of its common stock; redeem capital stock; issue or sell stock of subsidiaries in certain circumstances; effect certain business combinations; and effect certain transactions with affiliates or stockholders.

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

     11.5% SENIOR NOTES -- During 1995, the Company issued $30 million principal amount of 11.5% Senior Subordinated Notes due July 15, 2005 (the "Subordinated Notes") to three insurance companies in two separate private placements. Mandatory annual principal payments of $6 million commence July 15, 2001. Proceeds from the issuance of the Subordinated Notes, net of original issue discount and issuance-related expenses, were approximately $27.3 million and were used (i) to repay previous borrowings and (ii) to provide funding for capital expenditures to expand the Company's guest pay services business. The Company issued a total of 480,000 warrants (see Note
12) to purchase common stock of the Company in connection with the issuance of the Subordinated Notes and the value of the warrants, $1.68 million, was recorded in stockholders' equity and shown as a discount on the Subordinated Notes. As part of the refinancing transaction in which the 10.25% Senior Notes were issued, the holders of the Subordinated Notes adopted the covenants and ranking of the 10.25% Senior Notes.

     At December 31, 1996 and 1997, the estimated fair value of the 11.5% Senior Notes was approximately $29.2 and $31.0 million, respectively. The estimated fair value of the 10.25% Senior Notes was $150.0 and $155.3 million at December 31, 1996 and 1997, respectively.

NOTE 8 -- REVOLVING CREDIT FACILITY

     On December 19, 1996 the Company amended and restated its revolving credit facility with National Westminster Bank Plc, as Agent ("NatWest"), to provide for an increase in the total lending commitments under the facility from $60 million to $100 million. The amended facility is secured by (i) a first priority security interest in all of the Company's and certain of its subsidiaries tangible and intangible assets, and (ii) a guarantee by ResNet of all amounts advanced to it by the Company. Amounts outstanding under the amended facility bear interest at either (i) LIBOR (London Inter Bank Offered
Rate) plus from 1.25% to 2.00% or (ii) the greater of (a) the NatWest Prime Rate plus from .25% to 1.00% or (b) the federal funds rate plus from .75% to 1.50%; depending on the Company's total leverage, as defined in the agreement. At December 31, 1997, the interest rate on amounts outstanding under the facility was 9.50%.

     The commitment under the amended facility may be increased to $175 million, subject to the consent of NatWest, but is subject to a scheduled reduction of 15% beginning in December 1998 and annually thereafter as follows: December 1999 - 20%; December 2000 -20%; December 2001 - 20%; and December 2002 - 25%. The amended facility provides for the issuance of Letters of Credit, subject to customary terms and conditions; and includes terms and conditions which require the maintenance of certain financial ratios, limit the incurrence of additional indebtedness, limit the incurrence of certain liens, limit certain payments or distributions in respect of the Common Stock, and provide for acceleration of principal repayment in certain circumstances. As of December 31, 1997, the Company had outstanding Standby Letters of Credit of $1.2 million and the Company was in compliance with all covenants, terms and conditions of the amended facility.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     PROGRAMMING AGREEMENTS -- The Company, through programming agreements, provides guest pay and free-to-guest programming services to the lodging and multi-family residential unit industries. These agreements provide that the Company receives monthly revenue for such services. Such agreements contain various restrictions, including default and termination procedures, and generally range from five to seven years in duration. The Company has also entered into agreements with certain networks and studios which provide their programs for redistribution. Under these agreements, the Company pays fees which are based on revenue generated, or on rate schedules based on the number of sites under license by the Company. The agreements contain various restrictions, including default and termination procedures, and generally range from three to five years in duration.

     SIGNAL CARRIAGE AGREEMENT -- The Company and PRIMESTAR Partners, L.P. have entered into a Signal Carriage Agreement (the "Agreement") under which, in exchange for exclusive distribution of satellite-delivered free-to-guest programming to the lodging industry, the Company agreed to share certain operating cash flows, as defined in the agreement, with PRIMESTAR Partners, L.P. Under the cash flow sharing arrangement, which is measured on an annual basis, the Company receives the first $1.8 million of cash flows, PRIMESTAR Partners, L.P. receives the next $1.8 million and all amounts thereafter are shared evenly. The Agreement has an initial term of 15 years and includes various restrictions, including default and termination provisions.

     PURCHASE COMMITMENTS -- The Company has purchase commitments, in the ordinary course of business, none of which are expected to result in losses.

     OPERATING LEASES -- The Company has entered into certain operating leases, which at December 31, 1997 require future minimum lease payments, as follows (in thousands of dollars): 1998 -- $246; 1999 -- $222; 2000 --
$200; 2001 --$179; 2002 and thereafter -- $41.

     LITIGATION -- On February 16, 1995, On Command Corporation ("OCC") filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin in August 1998. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded and that OCC's patent is invalid. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to the factual allegations and the legal interpretation of patent claim language, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe that the Company has a number of defenses available which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is subject to other litigation arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 -- STOCKHOLDERS' EQUITY

     PREFERRED STOCK -- There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company's certificate of incorporation, of which none were outstanding at December 31, 1996 and 1997. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

     COMMON STOCK -- On May 23, 1996, the Company sold 3,200,000 shares of common stock at $13.00 per share in a public offering. On June 10, 1996 the Company sold an additional 480,000 shares of common stock, representing the underwriters' exercise of their over-allotment option in accordance with the underwriting agreement. Net proceeds from these issuances, after underwriters' commissions and other offering-related expenses, were approximately $44.6 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, approximately $25.9 million, and to provide capital for the expansion of the Company's lodging and residential businesses.

     STOCKHOLDER RIGHTS PLAN -- On February 28, 1997, the Board of Directors of the Company authorized and adopted a Stockholder Rights Plan. Pursuant to the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 10, 1997.

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

     In general, each right, when exercisable, initially entitles the registered holder to purchase from the Company one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, par value $.01, at a price of $60.00 per share. In certain other events, after the rights have become exercisable, each right entitles the holder to purchase for $60.00 an amount of common stock of the Company, or in certain circumstances securities of the acquirer, having a then-current market value of two times the exercise price of the right. The rights include anti-dilution provisions in the event of a stock dividend, split-up or reclassification of the common stock. The preferred stock purchasable upon exercise of the rights will be non-redeemable and junior to any other issue of preferred stock the Company might issue, and will include dividend and liquidation preferences. No stockholder privileges attach to the rights until exercised.

NOTE 11 -- STOCK OPTION PLANS

     The Company has stock options plans which provide for the granting of up to 1,926,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after date of grant. No options had expired as of December 31, 1997 and outstanding options expire beginning in 2001 through 2007. The following is a summary of the stock option activity for the years ending December 31:

                                           1996                       1997
                                  ------------------------    ----------------------
                                                  Weighted                  Weighted
                                   Number         Average       Number      Average
                                     of           Exercise        of        Exercise
                                   Shares           Price       Shares        Price
                                  ---------       ---------   ---------    ---------
Beginning of year                 1,318,426          $4.21    1,451,670       $5.79
Granted                             239,000         $12.66      253,068      $14.99
Exercised                           (93,256)         $0.62     (191,325)      $1.08
Forfeited or canceled               (12,500)         $8.51       (7,000)      $9.06
                                  ----------                  ----------
End of year                       1,451,670          $5.79    1,506,413       $7.91
                                  ----------                  ----------
                                  ----------                  ----------
Exercisable at end of year          907,671          $2.66      971,871       $5.12
                                  ----------                  ----------
                                  ----------                  ----------

The following is a summary of stock options outstanding as of December 31, 1997:

                                    Outstanding options             Exercisable Options
                            -------------------------------------  ----------------------
                                          Weighted
                                           Average    Weighted                 Weighted
                                          Remaining    Average                  Average
  Exercise                                   Term      Exercise                 Exercise
 Price Range                  Number       in Years      Price     Number        Price
---------------             -----------    ---------   ---------  --------     ----------
 $0.23 to $0.46               340,892         5.8        $0.34     340,892       $0.34
 $2.77 to $3.23               237,022         5.6        $2.89     237,022       $2.89
 $7.00 to $9.55               250,499         7.3        $8.49     163,332       $8.75
$10.78 to $13.29              451,000         8.1       $11.87     208,750      $11.67
$14.25 to $16.71              227,000         8.7       $16.03      21,875      $14.38
                            ---------                              --------
                            1,506,413         7.2        $7.91     971,871       $5.12
                            ---------                              --------
                            ---------                              --------

The weighted average "fair value" of options granted during the year ended December 31 was as follows:

                                          1996           1997
                                        --------       --------
Weighted average fair
   value per option granted             $  6.01        $  7.13
                                        --------       --------
                                        --------       --------

     The "fair value" of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate - 6.4% in 1996, 6.22% in 1997; (iii) weighted average expected life - 5.0 years, and (iv) weighted average expected volatility - 44.0% in 1996 and 44.5% in 1997.

     The Company accounts for its stock option compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Accordingly, because the Company's stock option plans are fixed plans and options are issued at fair market value, no compensation cost has been charged to operations for any period presented. Had compensation cost been determined in accordance with Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased, and the effect of such increases, reflected on those items on a pro forma basis, would have been as follows (in thousands of dollars, except per share amounts):

                              Year Ended December 31,
                             ------------------------
                                1996           1997
                             ----------     ---------
Net loss
  As reported                $(16,610)      $(25,619)
  Pro forma                   (18,047)       (27,423)

Loss per share
  As reported                $  (1.74)      $  (2.27)
  Pro forma                     (1.88)         (2.42)


NOTE 12 -- WARRANTS

     In connection with the Company's initial public offering in 1993, the Company issued warrants to purchase 75,000 shares of common stock of the Company to the underwriters. The exercise price of such warrants is $16.20 and the warrants expire on October 14, 1998.

     In connection with the 1995 issuance of the 11.5% Senior Notes (see Note
7), the Company issued a total of 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions, and such warrants expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

NOTE 13 -- EXTRAORDINARY LOSS

     Concurrently with the issuance of its 10.25% Senior Notes in 1996, the Company redeemed its 9.95% and 10.35% Senior Notes due August 15, 2003. As a consequence of the early redemption of the 9.95% and 10.35% Senior Notes, the Company incurred a make-whole premium of $2,819,000 and wrote off related, unamortized debt issuance costs of $434,000.

NOTE 14 -- SALE OF EQUITY INTEREST IN SUBSIDIARY

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

     In addition to the aforementioned cash investment, TCI Satellite agreed to advance up to $34.6 million to ResNet during the five year period ending October 21, 2001, under a convertible note agreement (the "Convertible Note"). Use of the proceeds of the Convertible Note is limited to the purchase of satellite receiving equipment from TCI Satellite. Amounts outstanding under the Convertible Note are periodically convertible into additional equity interests in ResNet. Such conversions are mandatory, subject only to regulatory limitations on the size of the equity interest
that TCI Satellite may hold in ResNet.   Without regard to the amount
outstanding under the Convertible Note, and in addition to its 4.99% interest previously described, TCI Satellite will convert its interest in the Convertible Note into an additional 32.0% equity interest in ResNet, subject to the regulatory limitations described above. Under these conversion features, TCI Satellite obtained the right effective October 21, 1997 to acquire an additional 1.30% equity interest in ResNet. Future conversion rights into additional equity interests in ResNet are as follows: at October 21, 1998--8.51%, at October 21, 1999--11.09% and at October 21, 2000--11.10%.

     The Convertible Note matures on October 21, 2001, subject to a one-year extension at the election of ResNet. On the maturity date, if regulatory restrictions have prohibited the aforementioned conversions, ResNet shall issue a warrant enabling TCI Satellite to purchase the defined additional equity interests in ResNet for the unconverted amount of the Convertible Note. Upon issuance of the warrant, borrowings and unpaid interest under the Note shall be cancelled and deemed repaid in full. The warrant, if and when issued, will expire June 4, 2007.

     The Convertible Note is unsecured, is not subject to prepayment, has no recourse to the Company, and is subordinated to all present and future borrowings by the Company to the extent that the proceeds thereof are

                                   Page F-14
advanced to ResNet. Further, the Convertible Note is subordinated to inter-company loans or advances to ResNet by the Company. Interest accrues (generally at TCI Satellite's average borrowing rate) on amounts outstanding under the Convertible Note, but such interest is not paid in cash and does not increase the equity interest into which the Convertible Note will be mandatorily converted. Such interest accrues only until maturity or such time as the balance of outstanding principal and accrued interest is $34.6 million, whichever is sooner. The Company, ResNet and TCI Satellite have agreed that all amounts advanced by the Company to ResNet shall be in accordance with an inter-company promissory note, which shall bear interest.

     In connection with the aforementioned agreements, the Company has granted TCI Satellite an option to acquire an additional 13.00% equity interest in ResNet, first exercisable 60 days following October 21, 1999. Such option is to be exercised in exchange for an additional cash investment in ResNet based on ResNet's then fair market value. Such option will expire, subject to certain limitations, coincident with the maturity of the Convertible Note.

     LIQUIDATION PREFERENCE -- The Company, ResNet and TCI Satellite have agreed that in the event of a sale of ResNet, or a sale of substantially all of the assets of ResNet, that (i) repayment of any inter-company loans or advances by the Company to ResNet shall have preference to any other distribution, (ii) that after repayment of such advances, that TCI Satellite shall be entitled to a preferential return of its aggregate investment in ResNet and (iii) that after the repayment of amounts in accordance with items
(i) and (ii), that any further distribution shall be determined on a per-share basis.

     On June 4, 1997, ResNet Communications, Inc. was converted to a Delaware limited liability corporation, ResNet Communications, L.L.C.

NOTE 15 -- INCOME TAXES

     The provisions for income taxes consisted of state income taxes. The Company and its subsidiaries file separate federal income tax returns. At December 31, 1997, the Company had net operating loss carry-forwards in excess of $74 million for federal income tax purposes. Such carry-forwards expire beginning in 2001 through 2012, and federal tax regulations limit the availability and timing of usage of carry-forwards. Significant components of the Company's deferred tax liabilities and assets were as follows at (in thousands of dollars):

                                                    December 31,
                                              ------------------------
                                                 1996           1997
                                              ---------      ---------
Deferred tax liabilities:
  Tax over book depreciation                  $ (9,899)      $ (5,207)
                                              ---------      ---------
Deferred tax assets:
  Net operating loss carry-forwards             18,502         25,283
  Deferred programming                             624            153
  Other                                          1,135          1,081
                                              ---------      ---------
                                                20,261         26,517
                                              ---------      ---------
Net deferred tax assets                         10,362         21,310
Valuation allowance                            (10,362)       (21,310)
                                              ---------      ---------
Net deferred taxes                            $     --       $     --
                                              ---------      ---------
                                              ---------      ---------

     The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

NOTE 16 -- SEGMENT INFORMATION

     The Company's operations have been classified into two business segments: lodging and residential. The lodging segment utilizes interactive systems designed, assembled and operated by the Company to provide guest room entertainment, information and convenience services to the lodging industry. The residential segment uses systems designed, built and operated by the Company to provide cable television programming and other entertainment services to multifamily residences.

     The Company's operations, prior to 1996, consisted only of lodging operations. Summarized financial information by business segment for 1996 and 1997 is included in the table below (in thousands of dollars):


                      1996        1997                             1996        1997
                    ---------  ---------                         --------   --------
Revenue:                                    Total Assets:
-------------                               ----------------
  Lodging            $97,389    $133,010       Lodging           $143,820   $170,638
  Residential            332       2,700       Residential          5,548     21,425
                    ---------  ---------       Corporate          130,400     68,231
                                                                 --------   --------
                     $97,721    $135,710                         $279,768   $260,294
                    ---------  ---------                         --------   --------
                    ---------  ---------                         --------   --------

Operating                                   Depreciation and
Loss:                                       Amortization:
-------------                               ------------------
  Lodging             $9,839     $18,029       Lodging            $24,346    $33,172
  Residential           (179)     (3,601)      Residential            328      1,546
  Corporate          (14,746)    (22,492)      Corporate            5,141      9,042
                    ---------  ---------                         --------   --------
                     $(5,086)    $(8,064)                         $29,815    $43,760
                    ---------  ---------                         --------   --------
                    ---------  ---------                         --------   --------

Capital
Expenditures:
--------------
   Lodging           $59,597     $60,096
   Residental          5,518      16,762
   Corporate          20,143      28,625
                    ---------  ---------
                     $85,258    $105,483
                    ---------  ---------
                    ---------  ---------


NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data are in thousands of dollars, except per share data:

Caption
                                                          Quarter        Quarter         Quarter        Quarter
                                                          Ending          Ending         Ending          Ending
                                                          March 31,      June 30,     September 30,   December 31,
                                                        -----------    ----------     -------------   ------------
For 1996:
   Total revenue                                        $  20,368      $  23,202      $  27,116      $  27,035
   Gross profit                                            11,254         12,780         14,425         14,883
   Loss before extraordinary loss                          (2,873)        (3,395)        (1,857)        (5,232)
   Net loss                                                (2,873)        (3,395)        (1,857)        (8,485)
   Per common share (basic and
      diluted (1):
      Loss before extraordinary loss                    $   (0.39)      $  (0.39)      $  (0.17)       $  (.47)
      Net loss (2)                                          (0.39)         (0.39)         (0.17)          (.77)

For 1997:
   Total revenue                                        $  29,656      $  33,132      $  36,692      $  36,230
   Gross profit                                            16,839         18,794         20,961         20,604
   Loss before cumulative effect of
      change in accounting principle                       (6,679)        (5,756)        (5,050)        (7,924)
   Net loss                                                (6,679)        (5,756)        (5,050)        (8,134)
   Per common share (basic and
      diluted) (1):
      Loss before cumulative effect
      of change in accounting principle                 $   (0.60)      $  (0.51)      $  (0.45)       $  (.70)
      Net loss (3)                                          (0.60)         (0.51)         (0.45)          (.71)

---------------------
(1) Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of such amounts will not equal the total for the year.

(2) The results of the quarter ended December 31, 1996 included an extraordinary loss of approximately $3.3 million relating to the early retirement of debt (see Note 13).

(3) The results of the quarter ended December 31, 1997 include a $210,000 charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs (see Note 3).


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To LodgeNet Entertainment Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 25, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 25, 1998


                   LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (Dollar amounts in thousands)


        Column A                                        Column B       Column C       Column D        Column E
------------------------------------                   -----------    ---------      ---------       ---------
                                                                      Additions
                                                                      Charged
                                                        Balance           to                          Balance
                                                        Beginning     Costs and       Deductions       End of
      Description                                       of Period     Expenses         (Note 1)        Period
------------------------------------                    ----------    -----------     ----------      ---------
 Allowances deducted from related
    balance sheet accounts:

   Year Ended December 31, 1995:
       Allowance for Doubtful Accounts                     $  228         $  343         $  161         $  410

   Year Ended December 31, 1996:
       Allowance for Doubtful Accounts                     $  410         $  922         $  547         $  785

   Year Ended December 31, 1997:
       Allowance for Doubtful Accounts                     $  785         $  820         $  805         $  800

----------------
(1) All deductions from reserves were for the purposes for which such reserves were created.


