Form 10-Q
period 1998-03-31
LODGENET ENTERTAINMENT CORP
filed 1998-05-13
CIK 911002

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        FOR THE PERIOD ENDED MARCH 31, 1998


Commission File Number 0-22334


                         LODGENET ENTERTAINMENT CORPORATION
             ----------------------------------------------------------
               (Exact name of registrant as specified in its charter)


               DELAWARE                                   46-0371161
    ----------------------------------           -----------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification Number    )


             3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
       -----------------------------------------------------------------------
        (Address of Principal Executive  Offices)                 (ZIP code)


                                  (605)  988-1000
                         ----------------------------------
                          (Registrant's telephone number,
                                including area code)


               808 WEST AVENUE NORTH, SIOUX FALLS, SOUTH DAKOTA 57104
              --------------------------------------------------------
                          (Former name, former address and
                 former fiscal year, if changed since last report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                               -----    -----
     At May 11, 1998, there were 11,545,531 shares outstanding of the Registrant's common stock, $0.01 par value.



                            THIS REPORT CONTAINS A TOTAL OF 15 PAGES

Lodgenet Entertainment Corporation                                   Form 10-Q


                         LODGENET ENTERTAINMENT CORPORATION

                                     FORM 10-Q
                                       INDEX

                                                                                                    Page
                                                                                                     No.
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 -- Financial Statements:
     Consolidated Balance Sheets as of  December 31, 1997 and March 31, 1998(Unaudited). . . . . .    3
     Consolidated Statements of Operations (Unaudited) for
         the Three Months Ended March 31, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . .    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Three Months Ended March 31, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . .    5
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .    6
Item 2 -- Management's Discussion and Analysis of the Results of Operations. . . . . . . . . . . .    8

PART II.  OTHER INFORMATION
---------------------------

Item 1 -- Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 2 -- Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 3 -- Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 4 -- Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . .   14
Item 5 -- Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
----------


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



----------

     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.




March 31, 1998                                                           Page 2

LodgeNet Entertainment Corporation                                    Form 10-Q


                          PART I -- FINANCIAL INFORMATION

                         LODGENET ENTERTAINMENT CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                           (Dollar amounts in thousands)


                                                                         December 31,   March 31,
                                                                            1997           1998
                                                                         ------------  -----------
                            Assets                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $ 1,021        $ 840
   Accounts receivable, net of allowance for doubtful accounts                 21,835       22,120
   Prepaid expenses and other                                                   3,457        4,148
                                                                         ------------  -----------
     Total current assets                                                      26,313       27,108


Property and equipment, net of accumulated depreciation                       218,948      225,751
Debt issuance costs, net of accumulated amortization                            7,641        7,393
Other assets, net                                                               7,392       11,760
                                                                         ------------  -----------
                                                                            $ 260,294    $ 272,012
                                                                         ------------  -----------
                                                                         ------------  -----------
           Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                         $  17,930    $  12,703
   Current maturities of long-term debt                                           705          736
   Accrued expenses                                                             7,010        9,537
                                                                         ------------  -----------
     Total current liabilities                                                 25,645       22,976

Deferred revenue                                                                2,069        2,334
Long-term debt                                                                182,691      205,224
Minority interest in consolidated subsidiary                                      310          310
                                                                         ------------  -----------
     Total liabilities                                                        210,715      230,844
                                                                         ------------  -----------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,322,058 shares outstanding at December 31, 1997 and
      11,533,031 shares outstanding at March 31, 1998                             113          115
   Additional paid-in capital                                                 120,792      120,937
   Accumulated deficit                                                        (71,326)     (79,884)
                                                                         ------------  -----------
     Total stockholders' equity                                                49,579       41,168
                                                                         ------------  -----------
                                                                            $ 260,294    $ 272,012
                                                                         ------------  -----------
                                                                         ------------  -----------








                  The accompanying notes are an integral part of these
                           consolidated financial statements.




March 31, 1998                                                           Page 3

LodgeNet Entertainment Corporation                                    Form 10-Q

                         LODGENET ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (Dollar amounts, except per share amounts, in thousands)

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                    1997             1998

                                                ------------      ------------
Revenues:
   Guest Pay                                       $  25,567         $  31,849
   Free-to-guest                                       2,166             2,061
   Other                                               1,923             2,437
                                                ------------      ------------
     Total revenues                                   29,656            36,347
                                                ------------      ------------

Direct costs:
   Guest Pay                                           9,726            13,071
   Free-to-guest                                       1,735             1,545
   Other                                               1,356             1,464
                                                ------------      ------------
     Total direct costs                               12,817            16,080
                                                ------------      ------------
Gross profit                                          16,839            20,267
                                                ------------      ------------

Operating expenses:
   Guest Pay operations                                4,693             6,137
   Selling, general and administrative                 5,056             4,826
   Depreciation and amortization                       9,695            12,578
                                                ------------      ------------
     Total operating expenses                        19,444            23,541
                                                ------------      ------------
Operating loss                                        (2,605)           (3,274)
Interest expense, net                                  4,064             5,210
Provision for income taxes                                10               151
                                                ------------      ------------
Net loss                                           $  (6,679)        $  (8,635)
                                                ------------      ------------
                                                ------------      ------------

Per common share (basic and diluted):
   Net loss                                         $  (0.60)         $  (0.76)
                                                ------------      ------------
                                                ------------      ------------
Weighted average shares outstanding               11,209,124        11,356,675
                                                ------------      ------------
                                                ------------      ------------








                  The accompanying notes are an integral part of these
                           consolidated financial statements.




March 31, 1998                                                           Page 4

LodgeNet Entertainment Corporation                                    Form 10-Q

                         LODGENET ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (Dollar amounts in thousands)


                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                  1997              1998
                                                              ------------      ------------
Operating activities:
   Net loss                                                      $  (6,679)        $  (8,635)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                  9,695            12,578
      Change in operating assets and liabilities:
         Accounts receivable                                        (2,633)             (275)
         Prepaid expenses and other                                   (553)             (607)
         Accounts payable                                           (1,574)           (5,229)
         Accrued expenses and deferred revenue                       3,117             2,794
         Other                                                        (465)             (136)
                                                              ------------      ------------
Net cash provided by operating activities                              908               490
                                                              ------------      ------------

Investing activities:
   Property and equipment additions                                (22,305)          (18,772)
   Purchase of cable television operations                          (4,562)               --
   Investment in unconsolidated affiliate                               --            (4,662)
                                                              ------------      ------------
Net cash used for investing activities                             (26,867)          (23,434)
                                                              ------------      ------------

Financing activities:
   Proceeds from long-term debt                                        238             1,204
   Repayment of long-term debt                                        (106)              (88)
   Borrowings under revolving credit facility                           --            21,500
   Stock option activity                                                86               147
                                                              ------------      ------------
Net cash provided by financing activities                              218            22,763
                                                              ------------      ------------

Effect of exchange rates on cash                                       (20)               --
                                                              ------------      ------------
Decrease in cash and cash equivalents                              (25,761)             (181)
Cash and cash equivalents at beginning of period                    86,177             1,021
                                                              ------------      ------------
Cash and cash equivalents at end of period                       $  60,416            $  840
                                                              ------------      ------------
                                                              ------------      ------------

Supplemental cash flow information:
   Cash paid for interest                                         $  1,076         $  1,743
                                                              ------------      ------------
                                                              ------------      ------------








                  The accompanying notes are an integral part of these
                           consolidated financial statements.




March 31, 1998                                                           Page 5

LodgeNet Entertainment Corporation                                    Form 10-Q


                         LODGENET ENTERTAINMENT CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 1998, and for the three month periods ended March 31, 1997 and 1998, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules
and regulations of the Commission.   Although the Company believes that the
disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1997, as filed with the Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):


                                               December 31,   March 31,
                                                  1997          1998
                                               ------------   ---------
     Land, building and equipment                 $  40,051   $  42,878
     Free-to-guest equipment                         11,855      12,937
     Cable television equipment                      13,877      16,873
     Guest pay systems:
      Installed                                     220,778     232,758
      System components                              30,720      29,199
      Software costs                                  8,053       8,581
                                               ------------   ---------
        Total                                       325,334     343,226
     Less - depreciation and amortization          (106,386)   (117,475)
                                               ------------   ---------
     Property and equipment, net                 $  218,948   $ 225,751
                                               ------------   ---------
                                               ------------   ---------

Note 3 -- Loss Per  Share Computation

     Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share".
SFAS No. 128 changed the manner in which earnings per share ("EPS") are calculated and presented. The new standard requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. The loss per share amount for the three months ended March 31, 1997 has been restated from $(.59) per share to $(.60) per share to give effect to the adoption of SFAS No. 128.

March 31, 1998                                                           Page 6

LodgeNet Entertainment Corporation                                    Form 10-Q


Note 4 -- Effect of Recently Issued Accounting Standards

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has reviewed its accounting for computer software development costs and believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial condition or results of operations.




March 31, 1998                                                           Page 7

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

     FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room which varies depending on incentive programs in effect from time to time from the programming networks. In April 1996, the Company entered into an agreement with PRIMESTAR pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company pays a fee to PRIMESTAR for access to the PRIMESTAR signal, which enables the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems.




March 31, 1998                                                           Page 8

LodgeNet Entertainment Corporation                                    Form 10-Q


     The Company installed its systems in the following number of rooms, net of de-installations, for the following periods ended March 31, 1998:

                               Three      Twelve
                              Months      Months
                              Ended       Ended
                             --------    --------
 Guest Pay Rooms               21,753     100,908
                             --------    --------
                             --------    --------

 Nintendo Game System Rooms    25,795     115,908
                             --------    --------
                             --------    --------

 Free-to-Guest Rooms           15,016      55,442
                             --------    --------
                             --------    --------

     The room installations for the twelve months ended March 31, 1998 represent increases of 23.3% for Guest Pay, 32.3% for Nintendo, and 18.4% for free-to-guest, over the room bases at March 31, 1997.

The Company's base of installed rooms was comprised as follows at March 31:


                                                        1997                1998
                                                 -----------------   -----------------
                                                   Rooms     %         Rooms      %
                                                 ---------  ------   ---------  ------
Guest Pay Rooms:
     Scheduled                                      38,182     8.8      24,476     4.6
     On-demand                                     394,514    91.2     509,128    95.4
                                                 ---------  ------   ---------  ------
                                                   432,696   100.0     533,604   100.0
                                                 ---------  ------   ---------  ------
                                                 ---------  ------   ---------  ------

Nintendo game system rooms                         359,036             474,944
                                                 ---------           ---------
                                                 ---------           ---------

Free-to-guest rooms:
     At hotels with Guest Pay services             202,214             260,258
     At hotels with only free-to-guest services     98,390              95,788
                                                 ---------           ---------
                                                   300,604             356,046
                                                 ---------           ---------
                                                 ---------           ---------

RESIDENTIAL SERVICES

     In January 1996, the Company formed ResNet Communications, L.L.C. ("ResNet") for the purpose of extending the Company's proprietary B-LAN-SM-system architecture and operational expertise into the Multi-family Residential Unit ("MDU") market. In October 1996, TCI Satellite, an affiliate of TCI, agreed to invest up to $40 million in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to the PRIMESTAR-Registered Trademark- DBS signals for the MDU market on a nationwide basis. Pursuant to a recently announced roll-up plan, the partners in PRIMESTAR Partners, L.P. (including TSAT, Time Warner Entertainment, Comcast Corporation, Cox Communications, MediaOne, and GE Americom) will contribute their PRIMESTAR related assets to a newly formed subsidiary of TSAT ("New PRIMESTAR"); and TSAT will be subsequently merged with and into New PRIMESTAR with New PRIMESTAR as the surviving corporation (hereinafter "PRIMESTAR"). As a result of such transactions, PRIMESTAR will succeed to the interest of TSAT in ResNet.

     The Company believes that the MDU business has financial and technological requirements similar to those of the Company's lodging industry business. ResNet began installations of its first systems during the quarter ended September 30, 1996. The following table sets forth the number of residential units passed as of March 31:

                                1997      1998
                              -------   -------
Residential units passed       15,528    28,718
                              -------   -------
                              -------   -------




March 31, 1998                                                           Page 9

LodgeNet Entertainment Corporation                                    Form 10-Q


                               RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1997 AND 1998

REVENUE ANALYSIS

     The Company's total revenue for the first quarter of 1998 increased 22.6%, or $6.7 million, in comparison to the first quarter of 1997. The following table sets forth the components of the Company's revenue for the quarter ending March 31 (dollar amounts in thousands):


                                  1997                       1998
                          ------------------------  ------------------------
                                         Percent                   Percent
                                         of Total                  of Total
                           Amount        Revenue       Amount      Revenue
                          ----------   -----------   ----------   ----------
Guest Pay                 $ 25,567         86.2       $ 31,849         87.6
Free-to-guest                2,166          7.3          2,061          5.7
Other                        1,923          6.5          2,437          6.7
                          ----------   -----------   ----------   ----------
Total                     $ 29,656        100.0       $ 36,347        100.0
                          ----------   -----------   ----------   ----------
                          ----------   -----------   ----------   ----------

GUEST PAY REVENUE -- Guest Pay revenue increased 24.6%, or $6.3 million, in the first quarter of 1998 in comparison to the same quarter of 1997. This increase was primarily the result of a 26.3% increase in the average number of installed Guest Pay rooms, partially offset by a slight decline in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending March 31:



                                                      1997       1998
                                                    --------   --------
Average monthly revenue per room:
   Movie revenue                                    $  17.64   $  17.34
   Video game and other service revenue                 3.04       3.06
                                                    --------   --------
Total per Guest Pay room                            $  20.68   $  20.40
                                                    --------   --------
                                                    --------   --------


     Average movie revenue per room was impacted by lower average buy rates attributable to a relatively less popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier quarter.

     Average video game and other service revenue per room increased primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     FREE-TO-GUEST REVENUE -- Free-to-guest revenue decreased 4.8%, or $105,000, in the first quarter of 1998 as compared to the same quarter of 1997. This decrease is primarily the result of a 2.6% decrease in the number of rooms receiving only free-to-guest services from the first quarter of 1997 (although total rooms receiving free-to-guest services increased by 18.4%).

     OTHER REVENUE -- Revenue from other sources includes cable television revenue generated by the residential services segment, revenue from international license arrangements, and revenue from the sale of televisions,
system equipment, and service parts and labor.   The increase in the first
quarter of 1998 from the first quarter of 1997 of $514,000 or 26.7%, is primarily due to increased cable television revenue generated by the residential services segment of $952,000, partially offset by a decrease in sales of televisions and system equipment.




March 31, 1998                                                          Page 10

LodgeNet Entertainment Corporation                                    Form 10-Q


EXPENSE ANALYSIS

     DIRECT COSTS -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending March 31 (dollar amounts in thousands):


                             1997          1998
                           --------      --------
Direct costs:
   Guest Pay                $ 9,726      $ 13,071
   Free-to-guest              1,735         1,545
   Other                      1,356         1,464
                           --------      --------
                           $ 12,817      $ 16,080
                           --------      --------
                           --------      --------

Gross profit margin:
   Guest Pay                   62.0%         59.0%
   Free-to-guest               19.9%         25.0%
   Other                       29.5%         39.9%
   Composite                   56.8%         55.8%


     Guest Pay direct costs increased 34.4%, or $3.3 million, in the first quarter of 1998 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 38.0% in the first quarter of 1997 to 41.0% in the current quarter. The increase in Guest Pay direct costs as a percentage of revenue reflects higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys) as well as slight increases in studio license fees and commissions paid to the hotels.

     Free-to-guest direct costs decreased 11.0% or $190,000 in the first quarter of 1998 as compared to the year earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs decreased to 75.0% from 80.1% in the year-earlier quarter. The decrease in free-to-guest direct costs as a percentage of revenue resulted from a shift of certain free-to-guest rooms, which have historically incurred direct costs higher than the average free-to-guest room, from the free-to-guest revenue component to the Guest Pay revenue component in the first quarter of 1998.

     Direct costs associated with other revenue increased $108,000 or 8.0% in the first quarter of 1998 from the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 60.1% of other revenue in the current quarter versus 70.5% in the first quarter of 1997, primarily reflecting the effect of the increased cable television revenue previously described, which generally earns a higher margin than the other sources of other revenue.

     The Company's overall gross profit increased 20.4%, or $3.4 million, to $20.3 million in the first quarter of 1998 on a 22.6% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 55.8% in the current quarter, as compared to the year earlier 56.8%.

     OPERATING EXPENSES -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):


                                                       1997                      1998
                                             ------------------------  ------------------------
                                                             Percent                   Percent
                                                             of Total                  of Total
                                               Amount        Revenue       Amount      Revenue
                                             ----------   -----------   ----------   ----------
Operating expenses:
   Guest Pay operations                       $  4,693        15.8%      $  6,137        16.9%
   Selling, general and administrative           5,056        17.0%         4,826        13.3%
   Depreciation and amortization                 9,695        32.7%        12,578        34.6%
                                             ----------   -----------   ----------   ----------
     Total operating expenses                 $ 19,444        65.5%      $ 23,541        64.8%
                                             ----------   -----------   ----------   ----------
                                             ----------   -----------   ----------   ----------

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $746,000 in the first quarter of 1998 and $142,000 in the first quarter of 1997, expenses related to Guest Pay operations increased 18.5%, or $840,000 in the first quarter of 1998 compared to the year earlier quarter. This increase is primarily attributable to the 26.3% increase in average installed Guest Pay rooms in the first quarter of 1998 as compared to the year earlier quarter, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room,




March 31, 1998                                                          Page 11

LodgeNet Entertainment Corporation                                    Form 10-Q


such expenses were $3.45 per month in the first quarter of 1998 as compared to $3.79 per month in the first quarter of 1997.

     Selling, general and administrative expenses decreased 4.5%, or $230,000 in the first quarter of 1998 compared to the year earlier quarter. The decrease reflects a reduction in litigation and facilities-related expenses. As a percentage of revenue, such expenses were 13.3% in the current quarter as compared to 17.0% in the year earlier quarter.

     Depreciation and amortization expenses increased 29.7% to $12.6 million in the first quarter of 1998 from $9.7 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay rooms and ResNet units, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms and units in service since the year-earlier quarter. ResNet depreciation and amortization was $803,000 in the first quarter of 1998 compared to $189,000 in the year earlier quarter.

     OPERATING LOSS -- The Company's operating loss, as a result of the factors previously discussed, was $(3.3) million in the current quarter as compared to $(2.6) million in the same quarter of 1997.

     INTEREST EXPENSE -- Interest expense, net of interest income, increased to $5.2 million in the current quarter from $4.1 million in the comparable quarter of 1997, primarily due to decreased interest income and increases in long-term debt to fund the Company's continuing expansion of its business. Interest income decreased from $855,000 in the first quarter of 1997 to $7,000 in the first quarter of 1998 due to the use of proceeds from previous borrowings to fund the Company's expansion. Long-term debt increased from $179.8 million at March 31, 1997 to $206.0 million at March 31, 1998. Average principal amount of long-term debt outstanding during the quarter ended March 31, 1998 was approximately $195 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $180 million (at an average interest rate of approximately 10.5%) during the comparable period of 1997.

     NET LOSS -- For the reasons previously discussed, the Company's net loss increased to $(8.6) million in the first quarter of 1998 from a net loss of $(6.7) million in the same quarter a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 31.2% to $9.3 million in the first quarter of 1998 as compared to $7.1 million in the first quarter of 1997. EBITDA as a percentage of total revenues was 25.6% in the current quarter as compared to 23.9% in the same quarter of 1997. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

SEASONALITY

     The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. The growth of the Company's business requires substantial indebtedness to finance expansion of its lodging and multi-family residential businesses. The Company expects that losses will increase as the Company implements its expansion strategy. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $105.5 million during 1997, and net cash provided by operating activities was approximately $16.7 million. During the first quarter of 1998, capital expenditures were approximately $18.8 million and net cash provided by operating activities was $490,000.

     Depending on the rate of growth of its lodging and residential businesses and other factors, the Company expects to incur capital expenditures of between approximately $50 to $60 million during the remainder of 1998 and substantial amounts thereafter. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors. This a forward-looking statement and there can be no




March 31, 1998                                                          Page 12

LodgeNet Entertainment Corporation                                    Form 10-Q

assurance in this regard. In addition, the Company's Revolving Credit Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

     The Company believes that its operating cash flows and borrowings permitted under the Revolving Credit Facility will be sufficient to fund the Company's cash requirements for 9 to 15 months; and, the Company may increase the Revolving Credit Facility from its present $100 million to $175 million, subject to certain conditions. However, this is a forward-looking statement and there can be no assurance in this regard. ResNet, under its various agreements with TCI Satellite, may call upon TCI Satellite to contribute up to $34.6 million of additional capital to ResNet, which proceeds must be used for the purchase of satellite receiving equipment.

     The Company believes that it has various sources of financing in alternative to borrowings under the Revolving Credit Facility, including additional amounts of long-term indebtedness, and the Company expects to seek additional long-term financing during 1998. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

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




March 31, 1998                                                          Page 13

LodgeNet Entertainment Corporation                                    Form 10-Q


                               PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On February 16, 1995, OCC filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin in August 1998. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded and that OCC's patent is invalid. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegation and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe that the Company has a number of defenses available, which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:

          Not applicable.

     B.  REPORTS ON FORM 8-K:

          The Company filed no Reports on Form 8-K during the three months ended March 31, 1998.




March 31, 1998                                                          Page 14

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

                          LODGENET ENTERTAINMENT CORPORATION
                        -----------------------------------------------------
                                           (Registrant)



Date:  May 13, 1998     /S/  TIM C. FLYNN
                        -----------------------------------------------------
                               Tim C. Flynn
                               President and Chief Executive Officer
                               (Principal  Executive Officer)




Date:  May 13, 1998     /S/  JEFFREY T. WEISNER
                        -----------------------------------------------------
                               Jeffrey T. Weisner
                               Vice President - Finance
                               (Principal Financial and Accounting Officer)




March 31, 1998                                                          Page 15