Form 10-Q
period 1998-06-30
LODGENET ENTERTAINMENT CORP
filed 1998-08-12
CIK 911002

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                         FOR THE PERIOD ENDED JUNE 30, 1998


Commission File Number 0-22334


                         LODGENET ENTERTAINMENT CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                DELAWARE                         46-0371161
      ------------------------------       ---------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification Number)


       3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
       --------------------------------------------------------------
           (Address of Principal Executive  Offices)       (ZIP code)


                                 (605)  988-1000
                           -----------------------------
                           (Registrant's telephone number,
                              including area code)

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

     At August 6, 1998, there were 11,552,387 shares outstanding of the Registrant's common stock, $0.01 par value.

                          LODGENET ENTERTAINMENT CORPORATION

                                      FORM 10-Q
                                        INDEX

                                                                                                        Page
                                                                                                         No.
PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements:
     Consolidated Balance Sheets as of  December 31, 1997 and June 30, 1998 (Unaudited). . . . . . . . .   3
     Consolidated Statements of Operations (Unaudited) for
        the Three and Six Months Ended June 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . .   4
     Consolidated Statements of Cash Flows (Unaudited) for
        the Six Months Ended June 30, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .   5
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 2 -- Management's Discussion and Analysis of the Results of Operations. . . . . . . . . . . . . . .   8

PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 2 -- Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 3 -- Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 4 -- Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .  17
Item 5 -- Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19



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

June 30, 1998                                                             Page 2

                           PART I -- FINANCIAL INFORMATION

                          LODGENET ENTERTAINMENT CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                            (Dollar amounts in thousands)


                                                                          December 31,       June 30,
                                                                             1997             1998
                                                                          ------------     -----------
                                      Assets                                               (Unaudited)

Current assets:
   Cash and cash equivalents                                                $  1,021       $  2,393
   Accounts receivable, net of allowance for doubtful accounts                21,835         23,712
   Prepaid expenses and other                                                  3,457          2,877
                                                                          ------------     -----------
       Total current assets                                                   26,313         28,982


Property and equipment, net of accumulated depreciation                      218,948        230,666
Debt issuance costs, net of accumulated amortization                           7,641          7,141
Other assets, net                                                              7,392         12,345
                                                                          ------------     -----------
                                                                            $260,294       $279,134
                                                                          ------------     -----------
                                                                          ------------     -----------

                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                         $ 17,930       $ 14,287
   Current maturities of long-term debt                                          705            857
   Accrued expenses                                                            7,010          7,905
                                                                          ------------     -----------
       Total current liabilities                                              25,645         23,049


Deferred revenue                                                               2,069          2,210
Long-term debt                                                               182,691        220,309
Minority interest in consolidated subsidiary                                     310            310
                                                                          ------------     -----------
       Total liabilities                                                     210,715        245,878
                                                                          ------------     -----------
Commitments and contingencies                                                     --             --


Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,322,058 shares outstanding at December 31, 1997 and
      11,548,531 shares outstanding at June 30, 1998                             113            115
   Additional paid-in capital                                                120,792        120,978
   Accumulated deficit                                                       (71,326)       (87,837)
                                                                          ------------     -----------
       Total stockholders' equity                                             49,579         33,256
                                                                          ------------     -----------
                                                                            $260,294       $279,134
                                                                          ------------     -----------
                                                                          ------------     -----------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

June 30, 1998                                                             Page 3

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollar amounts, except per share amounts, in thousands)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                             -------------------------     -------------------------
                                                 1997           1998           1997           1998
                                             ----------     ----------     ----------     ----------
Revenues:
   Guest Pay                                  $  28,119       $ 35,901      $  53,686       $ 67,750
   Free-to-guest                                  2,105          1,921          4,271          3,982
   Other                                          2,908          3,076          4,831          5,513
                                             ----------     ----------     ----------     ----------
      Total revenues                             33,132         40,898         62,788         77,245
                                             ----------     ----------     ----------     ----------

Direct costs:
   Guest Pay                                     10,604         14,679         20,330         27,750
   Free-to-guest                                  1,628          1,628          3,363          3,173
   Other                                          2,106          1,880          3,462          3,344
                                             ----------     ----------     ----------     ----------
      Total direct costs                         14,338         18,187         27,155         34,267
                                             ----------     ----------     ----------     ----------
Gross profit                                     18,794         22,711         35,633         42,978
                                             ----------     ----------     ----------     ----------

Operating expenses:
   Guest Pay operations                           5,006          6,245          9,699         12,382
   Selling, general and administrative            4,727          4,961          9,783          9,787
   Depreciation and amortization                 10,495         13,407         20,190         25,986
                                             ----------     ----------     ----------     ----------
      Total operating expenses                   20,228         24,613         39,672         48,155
                                             ----------     ----------     ----------     ----------
Operating loss                                   (1,434)        (1,902)        (4,039)        (5,177)
Interest expense, net                             4,302          5,571          8,366         10,780
                                             ----------     ----------     ----------     ----------
Loss before income taxes                         (5,736)        (7,473)       (12,405)       (15,957)
Provision for income taxes                           20             75             30            226
                                             ----------     ----------     ----------     ----------
Net loss                                       $ (5,756)      $ (7,548)     $ (12,435)     $ (16,183)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Per common share (basic and diluted):
   Net loss                                    $  (0.51)     $   (0.65)      $  (1.11)     $   (1.41)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
Weighted average shares outstanding          11,262,099     11,545,121     11,211,292     11,451,473
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------



                 The accompanying notes are an integral part of these
                             consolidated financial statements.

June 30, 1998                                                             Page 4

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollar amounts in thousands)


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1997           1998
                                                                 ----------     ----------
Operating activities:
   Net loss                                                      $  (12,435)    $  (16,183)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                  20,190         25,986
      Gain on sale of property and equipment                             --           (309)
      Minority interest                                                 (76)            --
      Change in operating assets and liabilities:
         Accounts receivable                                         (2,990)        (1,911)
         Prepaid expenses and other                                  (4,546)           688
         Accounts payable                                            (1,239)        (3,638)
         Accrued expenses and deferred revenue                        2,110          1,037
         Other                                                         (150)           (92)
                                                                 ----------     ----------
Net cash provided by operating activities                               864          5,578
                                                                 ----------     ----------

Investing activities:
   Property and equipment additions                                 (48,417)       (36,971)
   Purchase of cable television operations                           (4,562)            --
   Proceeds from sale of property and equipment                          --            412
   Investment in unconsolidated affiliate                                --         (5,590)
                                                                 ----------     ----------
Net cash used for investing activities                              (52,979)       (42,149)
                                                                 ----------     ----------
Financing activities:
   Proceeds from long-term debt                                         509          1,685
   Repayment of long-term debt                                         (254)          (417)
   Borrowings under revolving credit facility                            --         36,500
   Stock option activity                                                131            188
                                                                 ----------     ----------
Net cash provided by financing activities                               386         37,956
                                                                 ----------     ----------
Effect of exchange rates on cash                                        (12)           (13)
                                                                 ----------     ----------
Increase (decrease) in cash and cash equivalents                    (51,741)         1,372
Cash and cash equivalents at beginning of period                     86,177          1,021
                                                                 ----------     ----------

Cash and cash equivalents at end of period                         $ 34,436        $ 2,393
                                                                 ----------     ----------
                                                                 ----------     ----------

Supplemental cash flow information:
   Cash paid for interest                                           $ 8,088       $ 10,362
                                                                 ----------     ----------
                                                                 ----------     ----------



                 The accompanying notes are an integral part of these
                             consolidated financial statements.


June 30, 1998                                                            Page 5

                          LODGENET ENTERTAINMENT CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 1998, and for the three and six month periods ended June 30, 1997 and 1998, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations
of the Commission.   Although the Company believes that the disclosures are
adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1997, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):


                                               December 31,     June 30,
                                                   1997           1998
                                               -----------     ---------

          Land, building and equipment          $  40,051      $  45,971
          Free-to-guest equipment                  11,855         14,031
          Cable television equipment               13,877         20,444
          Guest pay systems:
             Installed                            220,778        241,178
             System components                     30,720         28,163
             Software costs                         8,053          9,103
                                               -----------     ---------
                Total                             325,334        358,890
          Less - depreciation and amortization   (106,386)      (128,224)
                                               -----------     ---------
          Property and equipment, net           $ 218,948      $ 230,666
                                               -----------     ---------
                                               -----------     ---------


Note 3 -- Loss Per Share Computation

     Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 changed the manner in which earnings per share ("EPS") are calculated and presented. The new standard requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. The loss per share amount for the six months ended June 30, 1997 has been restated from $(1.10) per share to $(1.11) per share to give effect to the

June 30, 1998                                                            Page 6
adoption of SFAS No. 128. No change occurred to the loss per share amount for the three months ended June 30, 1997.

June 30, 1998                                                            Page 7

Note 4 -- Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $(7,953) and $(5,671) for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $(16,511) and $(12,371), respectively.

Note 5 -- Effect of Recently Issued Accounting Standards

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
















June 30, 1998                                                            Page 8

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

 LODGING SERVICES

     GUEST PAY SERVICES. The Company's Guest Pay services include Guest Scheduled-TM- on-demand movies, network-based Super Nintendo-Registered Trademark- video games and other interactive entertainment and information services for which the hotel guest pays on a per-view or per-play basis. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand guest pay service. It has been the Company's experience that rooms featuring the "on-demand" guest pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

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

     The Company also provides video games and interactive multimedia entertainment and information services through its guest pay systems. Services include folio review, video check-out and guest satisfaction surveys. In 1993, the Company entered into a seven year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark- Entertainment System ("SNES") video game playing system. During the second quarter of 1998, the Company entered into a new ten year non-exclusive license agreement with Nintendo to become the first provider of Nintendo 64-SM- ("N64") video games to the lodging industry. The Company anticipates the rollout of the N64 game technology to begin in late 1998.

     FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room which varies depending on incentive programs in effect from time to time from the programming networks.
In April 1996, the Company entered into an agreement with PRIMESTAR Partners (since succeeded by PRIMESTAR, Inc. ("PRIMESTAR")) pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company pays a fee to PRIMESTAR for access to the PRIMESTAR DBS signal, which enables the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems.

June 30, 1998                                                            Page 9

     During the three months and twelve months ended June 30, 1998, the Company installed its systems in the following number of rooms, net of de-installations:


                           Three Months             Twelve Months
                               Ended                     Ended
                          June 30, 1998             June 30, 1998
                          -------------             -------------
Guest Pay rooms               22,664                   91,041
                          -------------             -------------
                          -------------             -------------
Nintendo game system rooms    28,097                  108,572
                          -------------             -------------
                          -------------             -------------
Free-to-guest rooms           10,296                   53,915
                          -------------             -------------
                          -------------             -------------


     The room installations for the twelve months ended June 30, 1998 represent increases of 19.6% for Guest Pay, 27.5% for Nintendo, and 17.3% for free-to-guest, over the room bases at June 30, 1997.

The Company's base of installed rooms was comprised as follows at June 30:


                                                                    1997                   1998
                                                          ------------------       --------------------
                                                            Rooms        %          Rooms           %
                                                          -------      -----       --------       -----
Guest Pay Rooms:
     Scheduled                                             34,383        7.4         21,034         3.8
     On-demand                                            430,844       92.6        535,234        96.2
                                                          -------      -----       --------       -----
                                                          465,227      100.0        556,268       100.0
                                                          -------      -----       --------       -----
                                                          -------      -----       --------       -----

Nintendo game system rooms                                394,469                   503,041
                                                          -------                  --------
                                                          -------                  --------

Free-to-guest rooms:
     At hotels with Guest Pay services                    218,570                   271,254
     At hotels with only free-to-guest services            93,857                    95,088
                                                          -------                  --------
                                                          312,427                   366,342
                                                          -------                  --------
                                                          -------                  --------


RESIDENTIAL SERVICES

     In January 1996, the Company formed ResNet Communications, Inc. (later reorganized as a Delaware limited liability company, "ResNet") for the purpose of extending the Company's proprietary B-LAN-SM- system architecture and operational expertise into the Multi-family Dwelling Unit ("MDU") market. In October 1996, TCI Satellite MDU, Inc. ("TSAT") agreed to invest up to
$40 million in cash and satellite receiving equipment in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term access to the PRIMESTAR DBS signals for the MDU market on a nationwide basis.

     ResNet began installations of its first systems during the quarter ended September 30, 1996. The following table sets forth the number of residential units passed as of June 30:


                                1997          1998
                              ------         ------
Residential units passed      16,581         32,332




June 30, 1998                                                            Page 10

                               RESULTS OF OPERATIONS
                     THREE MONTHS ENDED JUNE 30, 1997 AND 1998

REVENUE ANALYSIS

     The Company's total revenue for the second quarter of 1998 increased 23.4%, or $7.8 million, in comparison to the second quarter of 1997. The following table sets forth the components of the Company's revenue for the quarter ending June 30 (dollar amounts in thousands):


                                          1997                       1998
                               ----------------------       --------------------
                                              Percent                   Percent
                                              of Total                  of Total
                                 Amount       Revenue         Amount    Revenue
                               --------       -------       --------    --------
Guest Pay                      $ 28,119         84.9        $ 35,901      87.8
Free-to-guest                     2,105          6.3           1,921       4.7
Other                             2,908          8.8           3,076       7.5
                               --------       -------       --------    --------
   Total                       $ 33,132        100.0        $ 40,898     100.0
                               --------       -------       --------    --------
                               --------       -------       --------    --------


     Guest Pay Revenue -- Guest Pay revenue increased 27.7%, or $7.8 million, in the second quarter of 1998 in comparison to the same quarter of 1997. This increase was the result of a 21.8% increase in the average number of installed Guest Pay rooms and an increase in the average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending June 30:


                                             1997           1998
                                           -------        -------
Average monthly revenue per room:
   Movie revenue                           $ 17.89        $ 18.68
   Video game and other service revenue       3.17           3.40
                                           -------        -------
      Total per Guest Pay room             $ 21.06        $ 22.08
                                           -------        -------
                                           -------        -------


     Average movie revenue per room was impacted by higher average buy rates attributable to a more popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier quarter. This increase was partially offset by lower average hotel occupancy levels in the current quarter compared to the year earlier quarter.

     Average video game and other service revenue per room increased primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     Free-to-Guest Revenue -- Free-to-guest revenue decreased 8.7%, or $184,000, in the second quarter of 1998 as compared to the same quarter of 1997. This decrease is primarily the result of a slight decrease in the average number of rooms at hotels receiving only free-to-guest services during the period (although total rooms receiving free-to-guest services increased 17.3%).

     Other Revenue -- Revenue from other sources includes cable television revenue generated by the residential services segment, revenue from international license arrangements, and revenue from the sale of televisions,
system equipment, and service parts and labor.   The increase in the second
quarter of 1998 from the second quarter of 1997 of $168,000 or 5.8%, is primarily due to increased cable television revenue generated by the residential services segment of $672,000, partially offset by a decrease in television sales.

June 30, 1998                                                            Page 11

EXPENSE ANALYSIS

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending June 30 (dollar amounts in thousands):

                                    1997           1998
                                  --------       --------
Direct costs:
   Guest Pay                      $ 10,604       $ 14,679
   Free-to-guest                     1,628          1,628
   Other                             2,106          1,880
                                  --------       --------
                                  $ 14,338       $ 18,187
                                  --------       --------
                                  --------       --------


Gross profit margin:
   Guest Pay                         62.3%          59.1%
   Free-to-guest                     22.7%          15.3%
   Other                             27.6%          38.9%
   Composite                         56.7%          55.5%



     Guest Pay direct costs increased 38.4%, or $4.1 million, in the second quarter of 1998 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 37.7% in the second quarter of 1997 to 40.9% in the current quarter. The increase in Guest Pay direct costs as a percentage of revenue reflects higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys), an increasing proportion of guest pay rooms subscribing to lower margin free-to-guest services, and slight increases in studio license fees and commissions paid to the hotels.

     Free-to-guest direct costs were $1,628,000 in the second quarter of 1998 and 1997. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 84.7% from 77.3% in the year-earlier quarter. The increase in free-to-guest direct costs as a percentage of revenue is the result of increased signal carriage fees owed to PRIMESTAR under the agreement previously described. This increase was partially offset by a shift of certain free-to-guest rooms, which have historically incurred direct costs higher than the average free-to-guest room, from the free-to-guest revenue component to the Guest Pay revenue component in the second quarter of 1998.

     Direct costs associated with other revenue decreased $226,000 or 10.7% in the second quarter of 1998 from the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 61.1% of other revenue in the current quarter versus 72.4% in the second quarter of 1997, primarily reflecting the effect of the increased cable television revenue previously described, which generally earns a higher margin than the other sources of other revenue.

     The Company's overall gross profit increased 20.8%, or $3.9 million, to $22.7 million in the second quarter of 1998 on a 23.4% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 55.5% in the current quarter, as compared to the year earlier 56.7%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):


                                                          1997                            1998
                                               ------------------------       -----------------------
                                                                Percent                       Percent
                                                               of Total                      of Total
                                                 Amount        Revenues         Amount       Revenues
                                               --------        --------        -------       --------
Operating expenses:
   Guest Pay operations                         $ 5,006          15.1%        $ 6,245          15.3%
   Selling, general and administrative            4,727          14.3%          4,961          12.1%
   Depreciation and amortization                 10,495          31.7%         13,407          32.8%
                                               --------        --------        -------       --------
      Total operating expenses                 $ 20,228          61.1%       $ 24,613          60.2%
                                               --------        --------        -------       --------
                                               --------        --------        -------       --------

June 30, 1998                                                            Page 12

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $710,000 in the second quarter of 1998 and $297,000 in the second quarter of 1997, expenses related to Guest Pay operations increased 17.5%, or $826,000 in the second quarter of 1998 compared to the year earlier quarter. This increase is primarily attributable to the 21.8% increase in average installed Guest Pay rooms in the second quarter of 1998 as compared to the year earlier quarter, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.40 per month in the second quarter of 1998 as compared to $3.52 per month in the second quarter of 1997.

     Selling, general and administrative expenses increased 5.0%, or $234,000 in the second quarter of 1998 compared to the year earlier quarter. As a percentage of revenue, such expenses decreased to 12.1% in the current quarter as compared to 14.3% in the year earlier quarter.

     Depreciation and amortization expenses increased 27.7% to $13.4 million in the second quarter of 1998 from $10.5 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay rooms and ResNet units, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms and units in service since the year-earlier quarter. ResNet depreciation and amortization was $969,000 in the second quarter of 1998 compared to $345,000 in the year earlier quarter.

     Operating Loss -- The Company's operating loss, as a result of the factors previously described, was $(1.9) million in the current quarter as compared to $(1.4) million in the same quarter of 1997.

     Interest Expense -- Interest expense, net of interest income, increased to $5.6 million in the current quarter from $4.3 million in the comparable quarter of 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business and decreased interest income. Long-term debt increased from $180.0 million at June 30, 1997 to $221.2 million at June 30, 1998. Average principal amount of long-term debt outstanding during the quarter ended March 31, 1998 was approximately $202 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $180 million (at an average interest rate of approximately 10.5%) during the comparable period of 1997. Interest income decreased from $592,000 in the second quarter of 1997 to $16,000 in the second quarter of 1998 due to the use of proceeds from previous borrowings to fund the Company's expansion.

     Net Loss -- For the reasons previously described, the Company's net loss increased to $(7.5) million in the second quarter of 1998 from a net loss of $(5.8) million in the same quarter a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 27.0% to $11.5 million in the second quarter of 1998 as compared to $9.1 million in the second quarter of 1997. EBITDA as a percentage of total revenue was 28.1% in the current quarter as compared to 27.3% in the same quarter of 1997. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

June 30, 1998                                                            Page 13

                               RESULTS OF OPERATIONS
                      SIX MONTHS ENDED JUNE 30, 1997 AND 1998

REVENUE ANALYSIS

     The Company's total revenue for the six months ended June 30, 1998 increased 23.0%, or $14.5 million, in comparison to the six months ended June 30, 1997. The following table sets forth the components of the Company's revenue for the six months ended June 30 (dollar amounts in thousands):


                            1997                           1998
                 -----------------------       -----------------------
                                 Percent                      Percent
                                of Total                      of Total
                   Amount        Revenue         Amount        Revenue
                 --------       --------       --------       --------
Guest Pay        $ 53,686           85.5       $ 67,750           87.7
Free-to-guest       4,271            6.8          3,982            5.2
Other               4,831            7.7          5,513            7.1
                 --------       --------       --------       --------
   Total         $ 62,788          100.0       $ 77,245          100.0
                 --------       --------       --------       --------
                 --------       --------       --------       --------


     Guest Pay Revenue -- Guest Pay revenue increased 26.2%, or $14.1 million, in the first half of 1998 in comparison to the same period of 1997. This increase was the result of a 23.9% increase in the average number of installed Guest Pay rooms and an increase in the average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the six months ending June 30:


                                                  1997           1998
                                                -------        -------
Average monthly revenue per room:
   Movie revenue                                $ 17.77        $ 18.01
   Video game and other service revenue            3.11           3.23
                                                -------        -------
      Total per Guest Pay room                  $ 20.87        $ 21.24
                                                -------        -------
                                                -------        -------


     Average movie revenue per room was impacted by higher average buy rates attributable to a more popular selection of newly-released major motion pictures in the current period as compared to the year earlier period. This increase was partially offset by lower average hotel occupancy levels.

     Average video game and other service revenue per room increased primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     Free-to-Guest Revenue -- Free-to-guest revenue decreased 6.8%, or $289,000 in the first six months of 1998 as compared to the same period of 1997. This decrease is primarily the result of a slight decrease in the average number of rooms at hotels receiving only free-to-guest services during the period (although total rooms receiving free-to-guest services increased 17.3%).

     Other Revenue -- Revenue from other sources includes cable television revenue generated by the residential services segment, revenue from international license arrangements, and revenue from the sale of televisions,
system equipment, and service parts and labor.   The increase in the first half
of 1998 from the same period of 1997 of $682,000 or 14.1%, is primarily due to increased cable television revenue generated by the residential services segment of $1,624,000, partially offset by a decrease in television and system equipment sales.

June 30, 1998                                                            Page 14

EXPENSE ANALYSIS

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the six months ending June 30 (dollar amounts in thousands):


                                        1997           1998
                                     --------       --------
Direct costs:
   Guest Pay                         $ 20,330       $ 27,750
   Free-to-guest                        3,363          3,173
   Other                                3,462          3,344
                                     --------       --------
                                     $ 27,155       $ 34,267
                                     --------       --------
                                     --------       --------

Gross profit margin:
   Guest Pay                            62.1%          59.0%
   Free-to-guest                        21.3%          20.3%
   Other                                28.3%          39.3%
   Composite                            56.8%          55.6%


     Guest Pay direct costs increased 36.5%, or $7.4 million, in the first half of 1998 as compared to the first half of 1997. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 37.9% during the first six months of 1997 to 41.0% during the same period of 1998. The increase in Guest Pay direct costs as a percentage of revenue reflects higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys), an increasing proportion of guest pay rooms subscribing to lower margin free-to-guest services, and slight increases in studio license fees and commissions paid to the hotels.

     Free-to-guest direct costs decreased from $3.4 million during the first half of 1997 to $3.2 million. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 79.7% from 78.7% in the year-earlier period. The increase in free-to-guest direct costs as a percentage of revenue is the result of increased signal carriage fees owed to PRIMESTAR under the agreement previously described. This increase was partially offset by a shift of certain free-to-guest rooms, which have historically incurred direct costs higher than the average free-to-guest room, from the free-to-guest revenue component to the Guest Pay revenue component in the first half of 1998.

     Direct costs associated with other revenue decreased $118,000 or 3.4% in the first half of 1998 from the year earlier period. As a percentage of related revenues, such direct costs decreased to 60.7% of other revenue in the current period versus 71.7% in the year earlier period, primarily reflecting the effect of the increased cable television revenue previously described, which generally earns a higher margin than the other sources of other revenue.

     The Company's overall gross profit increased 20.6%, or $7.3 million, to $43.0 million in the first six months of 1998 on a 23.0% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 55.6% in the current six month period, as compared to the year earlier 56.8%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the six months ending June 30 (dollar amounts in thousands):


                                                  1997                1998
                                        --------------------  -----------------
                                                    Percent            Percent
                                                   of Total           of Total
                                         Amount    Revenues    Amount  Revenues
                                        --------   --------   -------- --------
Operating expenses:
   Guest Pay operations                  $ 9,699      15.4%   $ 12,382    16.0%
   Selling, general and administrative     9,783      15.6%      9,787    12.7%
   Depreciation and amortization          20,190      32.2%     25,986    33.6%
                                        --------   --------   -------- --------
      Total operating expenses          $ 39,672      63.2%   $ 48,155    62.3%
                                        --------   --------   -------- --------
                                        --------   --------   -------- --------

June 30, 1998                                                            Page 15

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $1,456,000 in the first half of 1998 and $438,000 in the first half of 1997, expenses related to Guest Pay operations increased 18.0%, or $1,665,000 in the first half of 1998 compared to the year earlier period. This increase is primarily attributable to the 23.9% increase in average installed Guest Pay rooms in the first half of 1998 as compared to the year earlier period, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.43 per month during the first six months of 1998 as compared to $3.65 per month in the same period of 1997.

     Selling, general and administrative expenses were $9.8 million in the first half of 1998 and 1997. As a percentage of revenue, such expenses decreased to 12.7% in the current period as compared to 15.6% in the year earlier period.

     Depreciation and amortization expenses increased 28.7% to $26.0 million in the first six months of 1998 from $20.2 million in the year earlier period.
This increase is directly attributable to the increases in the number of installed Guest Pay rooms and ResNet units, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms and units in service since the year-earlier quarter. ResNet depreciation and amortization was $1,772,000 in the first half of 1998 compared to $535,000 in the year earlier period.

     Operating Loss -- The Company's operating loss, as a result of the factors previously described, was $(5.2) million in the current period as compared to $(4.0) million in the same period of 1997.

     Interest Expense -- Interest expense, net of interest income, increased to $10.8 million in the current six month period from $8.4 million in the comparable period of 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business and decreased interest income. Long-term debt increased from $180.0 million at June 30, 1997 to $221.2 million at June 30, 1998. Average principal amount of long-term debt outstanding during the six months ended June 30, 1998 was approximately $204 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $180 million (at an average interest rate of approximately 10.5%) during the comparable period of 1997. Interest income decreased from $1,447,000 in the first half of 1997 to $22,000 in the first of 1998 due to the use of proceeds from previous borrowings to fund the Company's expansion.

     Net Loss -- For the reasons previously described, the Company's net loss increased to $(16.2) million in the first half of 1998 from a net loss of $(12.4) million in the same period of the prior year.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 28.8% to $20.8 million in the first six months of 1998 as compared to $16.2 million in the first six months of 1997. EBITDA as a percentage of total revenue was 26.9% in the current six month period as compared to 25.7% in the same period of 1997. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.


SEASONALITY

     The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

June 30, 1998                                                            Page 16

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital expenditures required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $105.5 million during 1997, and net cash provided by operating activities was approximately $16.7 million. During the first six months of 1998, capital expenditures were approximately $37.0 million (of which $7.0 million was incurred by ResNet) and net cash provided by operating activities was $5.6 million (including negative operating cash flow of $2.4 million from ResNet).







June 30, 1998                                                            Page 17

     Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures of between approximately $25 to $35 million during the remainder of 1998 and between approximately $50 to $75 million in 1999. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors. This a forward-looking statement and there can be no assurance in this regard. In addition, the Company's Revolving Credit Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

     The Company believes that its operating cash flows and borrowings permitted under its $100 million Revolving Credit Facility (which may be increased to $175 million, subject to certain conditions) will be sufficient to fund the Company's cash requirements through 1999. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

     ResNet is currently at a stage of development during which it will consume, through operating losses and capital expenditures for installations, substantially more capital than it is generating. The Company is currently assessing alternative strategies to establish ResNet as a self-financing enterprise that will not be reliant on the Company for the funding of its business plan. The successful deconsolidation of ResNet's operations from the Company's consolidated operating results would eliminate the negative financial impact of the operating losses and capital requirements of ResNet expected to be incurred during its growth phase.

YEAR 2000 INFORMATION

     The Company is engaged in a comprehensive review of its computer systems and software in regard to "Year 2000" issues. The Company is cooperating with its customers and suppliers to assess the extent, if any, of Year 2000 issues pertaining to such third party hardware and software systems and to obtain assurances, where appropriate, that these systems are Year 2000 compliant or that timely updates will be made available to make any such systems Year 2000 compliant. Based on its review, the Company does not anticipate any material costs or expenses, or any material adverse effect on its operations, financial condition, products or services, or competitive position as a result of such issues.


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

June 30, 1998                                                            Page 18

                             PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On February 16, 1995, On Command Video Corporation filed a lawsuit in Federal District Court for the Northern District of California asserting patent infringement by the Company relating to its on-demand video system. The complaint requests an unspecified amount of damages and injunctive relief. The Company filed an answer and counterclaim to the lawsuit on April 17, 1995, denying the claims, asserting affirmative defenses and asserting a counterclaim for declaratory relief. The Company is currently engaged in litigation with respect to this matter and trial is expected to begin on September 29, 1998. Based on the advice of special patent counsel and technical experts retained by the Company, as well as the Company's independent analysis, the Company believes that the claims of infringement are unfounded. The Company has and will continue to vigorously defend itself in this matter. Patent litigation is especially complex, both as to factual allegations and the legal interpretation of patent claims, which makes such lawsuits difficult to assess with certainty. While the Company and its patent counsel believe the Company has a number of defenses available, which, if properly considered, would eliminate or minimize any liability for the Company, an unexpected unfavorable resolution, depending on the amount and timing, could adversely affect the Company. Although the outcome of any litigation cannot be predicted with certainty, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's business or financial condition.

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

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Annual Meeting of Stockholders of the company ("Meeting") was held on May 13, 1998 for the following purposes:

          1. Election of two directors to serve for a three-year term expiring in 2001;
          2. Approval of an amendment ("Plan Amendment") to the Company's 1993 Stock Option Plan, as amended;
          3. Ratification of the appointment of independent public accountants; and
          4.   Action on such matters as may properly come before the Meeting.

     b.   The directors who were elected at the Meeting are as follows:

          Lawrence Flinn, Jr.
          Scott C. Petersen

     c.   The results of voting at the Meeting were as follows:

          Election of Directors -


                                         For      Against      Withheld     Abstentions
               Lawrence Flinn, Jr.  10,039,608     - -         667,342          - -
               Scott C. Petersen    10,040,408     - -         666,542          - -


June 30, 1998                                                            Page 19


               Plan Amendment -

                                        For         Against    No Voting Authority
                                    4,829,187      3,159,465          2,705,936

               Ratification of Public Accountants -

                                       For         Against            Abstain
                                    9,647,014      6,555              3,111


ITEM 5 -- OTHER INFORMATION

     In February 1998, the Company acquired a ten percent member interest in Across Media Networks, LLC ("AMN"), a Delaware limited liability company, for a purchase price of $150,000, and agreed to advance to AMN up to $5.7 million in senior secured convertible loans. At any time after January 1, 1999, the loan is convertible, in whole or in part on a prorata basis, into an additional eighty percent ownership interest in AMN. AMN designs and operates "private label" cable channels that enable cable operators to out-source the creation of branded, advertiser-supported, subscriber information channels, thus converting underutilized bandwidth into a useful community information channel that provides the cable operator with a valuable branding opportunity and higher revenue per subscriber. AMN serves over one million subscribers in over fifty cities nationwide. AMN's service integrates local advertising, community information, infomercials, and satellite delivered data streams for weather, sports scores and other information within a high quality, digitally produced, template-based format. AMN's technology platform enables the generation of multiple revenue streams on a single channel with a scalable design that can serve the needs of the largest urban cable headends down to headend systems serving as few as 1,000 subscribers.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS:
               10.25 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 20, 1998, among the Company, the Banks signatory thereto, and National Westminster Bank Plc, as Agent for such Banks.

     B.  REPORTS ON FORM 8-K:

          The Company filed no Reports on Form 8-K during the three months ended June 30, 1998.
June 30, 1998                                                            Page 20

                          LODGENET ENTERTAINMENT CORPORATION

                                      FORM 10-Q



                                      SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LODGENET ENTERTAINMENT CORPORATION
                                   ----------------------------------------
                                          (Registrant)



Date:  August 6, 1998              /S/  SCOTT C. PETERSEN
                                   ----------------------------------------
                                   Scott C. Petersen
                                   President and Chief Executive Officer
                                   (Principal  Executive Officer)


Date:  August 6, 1998              /S/  JEFFREY T. WEISNER
                                   ----------------------------------------
                                   Jeffrey T. Weisner
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

June 30, 1998                                                            Page 21