Form 10-Q
period 1998-09-30
LODGENET ENTERTAINMENT CORP
filed 1998-11-13
CIK 911002

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998


Commission File Number 0-22334


                      LODGENET ENTERTAINMENT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                  46-0371161
     -------------------------------              ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)


           3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
     ------------------------------------------------------------------------
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___.

     At November 3, 1998, there were 11,902,387 shares outstanding of the Registrant's common stock, $0.01 par value.



                     THIS REPORT CONTAINS A TOTAL OF 20 PAGES

                        LODGENET ENTERTAINMENT CORPORATION

                                    FORM 10-Q
                                     INDEX

                                                                        Page
                                                                         No.
PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements:
  Consolidated Balance Sheets as of  December 31, 1997 and
    September 30, 1998 (Unaudited).....................................   3
  Consolidated Statements of Operations (Unaudited) for
    the Three and Nine Months Ended September 30, 1997 and 1998........   4
  Consolidated Statements of Cash Flows (Unaudited) for
    the Nine Months Ended September 30, 1997 and 1998..................   5
  Notes to Consolidated Financial Statements...........................   6
Item 2 -- Management's Discussion and Analysis of the Results of
  Operations...........................................................   8

PART II.  OTHER INFORMATION
Item 1 -- Legal Proceedings............................................  18
Item 2 -- Changes in Securities........................................  18
Item 3 -- Defaults Upon Senior Securities..............................  18
Item 4 -- Submission of Matters to a Vote of Security Holders..........  18
Item 5 -- Other Information............................................  18
Item 6 -- Exhibits and Reports on Form 8-K.............................  18

SIGNATURES.............................................................  20


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY (INCLUDING YEAR 2000 COMPLIANCE), RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.


-------------
  As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

                        PART I -- FINANCIAL INFORMATION

                      LODGENET ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                    December 31,  September 30,
                                                                        1997           1998
                                                                    ------------  -------------
                                Assets                                             (Unaudited)
Current assets:
   Cash                                                                 $  1,021       $  2,611
   Accounts receivable, net of allowance for doubtful accounts            21,835         29,375
   Prepaid expenses and other                                              3,457          4,407
                                                                        --------      ---------
      Total current assets                                                26,313         36,393

Property and equipment, net of accumulated depreciation                  218,948        235,016
Notes receivable from unconsolidated affiliates                               --          6,669
Debt issuance costs, net of accumulated amortization                       7,641          6,891
Other assets, net of accumulated amortization                              7,392         21,522
                                                                        --------      ---------
                                                                        $260,294       $306,491
                                                                        --------      ---------
                                                                        --------      ---------
                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $ 17,930       $ 15,590
   Accrued expenses                                                        7,010         10,242
   Current maturities of long-term debt                                      705          5,832
                                                                        --------      ---------
      Total current liabilities                                           25,645         31,664

Deferred revenue                                                           2,069          2,473
Long-term debt                                                           182,691        244,597
Minority interest in consolidated subsidiary                                 310            310
                                                                        --------      ---------
   Total liabilities                                                     210,715        279,044
                                                                        --------      ---------
Commitments and contingencies                                                 --             --

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,322,058 shares outstanding at December 31, 1997 and
      11,552,387 shares outstanding at September 30, 1998                    113            115
   Additional paid-in capital                                            120,792        121,027
   Accumulated deficit                                                   (71,326)       (93,695)
                                                                        --------      ---------
      Total stockholders' equity                                          49,579         27,447
                                                                        --------      ---------
                                                                        $260,294       $306,491
                                                                        --------      ---------
                                                                        --------      ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                      LODGENET ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollar amounts, except per share amounts, in thousands)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                            ---------------------------   ---------------------------
                                                1997           1998           1997           1998
                                            ------------   ------------   ------------   ------------
Revenues:
   Guest Pay                                $    32,164    $    40,952    $    85,850    $   108,702
   Free-to-guest                                  2,146          1,990          6,417          5,972
   Other                                          2,382          2,834          7,213          8,347
                                            -----------    -----------    -----------    -----------
      Total revenues                             36,692         45,776         99,480        123,021
                                            -----------    -----------    -----------    -----------
Direct costs:
   Guest Pay                                     12,641         16,974         32,971         44,724
   Free-to-guest                                  1,323          1,701          4,686          4,874
   Other                                          1,767          1,465          5,229          4,809
                                            -----------    -----------    -----------    -----------
      Total direct costs                         15,731         20,140         42,886         54,407
                                            -----------    -----------    -----------    -----------
Gross profit                                     20,961         25,636         56,594         68,614
                                            -----------    -----------    -----------    -----------

Operating expenses:
   Guest Pay operations                           5,252          6,496         14,951         18,879
   Selling, general and administrative            5,147          4,513         14,930         14,300
   Depreciation and amortization                 10,963         13,955         31,153         39,941
                                            -----------    -----------    -----------    -----------
      Total operating expenses                   21,362         24,964         61,034         73,120
                                            -----------    -----------    -----------    -----------
Operating loss                                     (401)           672         (4,440)        (4,506)
Interest expense, net                             4,638          6,047         13,004         16,827
                                            -----------    -----------    -----------    -----------
Loss before income taxes                         (5,039)        (5,375)       (17,444)       (21,333)
Provision for income taxes                           11             82             41            308
                                            -----------    -----------    -----------    -----------
Net loss                                    $    (5,050)   $    (5,457)   $   (17,485)   $   (21,641)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Per common share (basic and diluted):
   Net loss                                 $     (0.45)   $     (0.47)   $     (1.56)   $     (1.88)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Weighted average shares outstanding          11,266,160     11,552,345     11,229,782     11,485,466
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      LODGENET ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (Dollar amounts in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                 1997           1998
                                                              ---------      ---------
Operating activities:
  Net loss                                                    $(17,485)      $(21,641)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization                              31,153         39,941
     Gain on sale of property and equipment                         --           (309)
     Minority interest                                              15             --
     Change in operating assets and liabilities:
        Accounts receivable                                     (4,256)        (7,639)
        Prepaid expenses and other                              (1,271)          (954)
        Accounts payable                                          (436)        (2,321)
        Accrued expenses and deferred revenue                    3,420          3,640
        Other                                                       57            745
                                                              --------       --------
Net cash provided by operating activities                       11,197         11,462
                                                              --------       --------
Investing activities:
  Purchase of property and equipment                           (73,222)       (54,979)
  Purchase of cable television operations                       (4,562)            --
  Proceeds from sale of property and equipment                      --            412
  Investment in unconsolidated affiliate                            --         (6,819)
                                                              --------       --------
Net cash used for investing activities                         (77,784)       (61,386)
                                                              --------       --------

Financing activities:
  Proceeds from long-term debt                                     665          1,802
  Repayment of long-term debt                                     (411)          (512)
  Payment on license rights liability                               --         (5,461)
  Borrowings under revolving credit facility                        --         55,500
  Stock option activity                                            193            238
                                                              --------       --------
Net cash provided by financing activities                          447         51,567
                                                              --------       --------

Effect of exchange rates on cash                                    33            (53)
                                                              --------       --------

Increase (decrease) in cash and cash equivalents               (66,107)         1,590
Cash and cash equivalents at beginning of period                86,177          1,021
                                                              --------       --------
Cash and cash equivalents at end of period                    $ 20,070       $  2,611
                                                              --------       --------
                                                              --------       --------
Supplemental cash flow information:
  Cash paid for interest                                      $ 10,010       $ 13,147
                                                              --------       --------
                                                              --------       --------
Noncash investing and financing activity:
  License rights acquired by incurring liability              $     --       $ 15,709
                                                              --------       --------
                                                              --------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                      LODGENET ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 1998, and for the three and nine month periods ended September 30, 1997 and 1998, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and
regulations of the Commission.   Although the Company believes that the
disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1997, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                       December 31,  September 30,
                                                           1997           1998
                                                       ------------  -------------
 Land, building and equipment                          $   40,051     $   48,150
 Free-to-guest equipment                                   11,855         15,360
 Cable television equipment                                13,877         24,160
 Guest pay systems:
   Installed                                              220,778        250,445
   System components                                       30,720         28,114
   Software costs                                           8,053          9,625
                                                       ----------     ----------
       Total                                              325,334        375,854
 Less - depreciation and amortization                   (106,386)      (140,838)
                                                       ----------     ----------
 Property and equipment, net                           $  218,948     $  235,016
                                                       ----------     ----------
                                                       ----------     ----------

Note 3 -- Loss Per  Share Computation

     Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 changed the manner in which earnings per share ("EPS") are calculated and presented. The new standard requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period.
Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. The loss per share amount for the nine months ended September 30, 1997 has been restated from $(1.55) per share to $(1.56) per share to give effect to the adoption of SFAS No. 128. No change occurred to the loss per share amount for the three months ended September 30, 1997.

Note 4 -- Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $(5,857) and $(5,054) for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $(22,368) and $(17,425), respectively.


Note 5 -- Effect of Recently Issued Accounting Standards

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expense. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of adoption is not expected to have a material effect on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of SFAS No. 133 on its financial statements and has not determined the timing of adoption. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


Note 6 -- Resolution of Patent Litigation

     Since the first quarter of 1995, the Company has been engaged in legal proceedings resulting from a lawsuit filed by On Command Video Corporation ("On Command") asserting patent infringement by the Company relating to its on-demand video system. During the third quarter of 1998, the Company entered into an agreement with On Command to settle all matters of pending litigation between the companies and enter into cross licensing arrangements regarding the use of each of the companies' patented technologies. The cross licensing arrangements, in consideration of the relative fair value of the patents involved, provides for the Company to make cash payments to On Command totaling approximately $16 million plus interest, payable in three annual installments which commenced in September 1998. The Company has capitalized the present value of the obligation to On Command based on the fair value of the license rights acquired. The fair value of the license rights acquired will be amortized over the remaining average lives of the underlying patents.


Note 7 -- Proposed Investment Transaction

     The Company is engaged in a plan, and has entered into preliminary agreements, to combine its majority-owned subsidiary, ResNet Communications, LLC ("ResNet") with two non-affiliated entities to form a new entity whose business will consist of providing cable television and telecommunications services to the multi-family dwelling unit market. This transaction is expected to result in LodgeNet receiving an equity ownership interest of approximately 30% of the newly formed entity. The transaction is contingent on the execution of definitive agreements among and between the parties. In connection with the closing of this transaction, which is expected to occur in the fourth quarter of 1998, the Company will record a pre-tax charge to operations estimated to range from $2.5 million to $3.0 million to provide for costs related to the transaction.

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

LODGING SERVICES

     GUEST PAY SERVICES. The Company's Guest Pay services include Guest Scheduled-TM- on-demand movies, network-based Super Nintendo-Registered Trademark-video games and other interactive entertainment and information services for which the hotel guest pays on a per-view or per-play basis. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay-per-view services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand guest pay service. It has been the Company's experience that rooms featuring the "on-demand" guest pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

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

     The Company also provides video games and interactive multimedia entertainment and information services through its Guest Pay systems. Services include folio review, video check-out and guest satisfaction surveys. In 1993, the Company entered into a seven year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark- Entertainment System ("SNES") video game playing system. During the second quarter of 1998, the Company entered into a new ten year non-exclusive license agreement with Nintendo to become the first provider of Nintendo 64-SM- ("N64") video games to the lodging industry. The Company anticipates the rollout of the N64 game technology to begin during the first quarter of 1999.

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

     During the three months and twelve months ended September 30, 1998, the Company installed its systems in the following number of rooms, net of de-installations:

                                             Three Months        Twelve Months
                                                 Ended               Ended
                                          September 30, 1998   September 30, 1998
                                          ------------------   ------------------
Guest Pay rooms                                22,713                87,358
                                          ------------------   ------------------
                                          ------------------   ------------------
Nintendo game system rooms                     27,153               106,004
                                          ------------------   ------------------
                                          ------------------   ------------------
Free-to-guest rooms                             8,410                44,197
                                          ------------------   ------------------
                                          ------------------   ------------------

     The room installations for the twelve months ended September 30, 1998 represent increases of 17.8% for Guest Pay, 25.0% for Nintendo, and 13.4% for free-to-guest, over the room bases at September 30, 1997.

The Company's base of installed rooms was comprised as follows at September 30:

                                                           1997                  1998
                                                    ------------------    ------------------
                                                       Rooms      %          Rooms        %
                                                    ----------  ------    ----------  ------
Guest Pay Rooms:
     Scheduled                                         31,683      7.4       16,403      2.8
     On-demand                                        459,940     92.6      562,578     97.2
                                                      -------    -----      -------    -----
                                                      491,623    100.0      578,981    100.0
                                                      -------    -----      -------    -----
                                                      -------    -----      -------    -----
Nintendo game system rooms                            424,190               530,194
                                                      -------               -------
                                                      -------               -------
Free-to-guest rooms:
     At hotels with Guest Pay services                235,596               281,023
     At hotels with only free-to-guest services        94,959                93,729
                                                      -------               -------
                                                      330,555               374,752
                                                      -------               -------
                                                      -------               -------

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

     ResNet began installations of its first systems during the quarter ended September 30, 1996. The following table sets forth the number of residential units passed as of September 30:

                                             1997           1998
                                           -------        -------
Residential units passed                    16,890         33,590
                                            ------         ------
                                            ------         ------

     The Company is engaged in a plan, and has entered into preliminary agreements, to combine ResNet with two non-affiliated entities to form a new entity whose business will consist of providing cable television and telecommunications services to the MDU market. This transaction is expected to result in LodgeNet receiving an equity ownership interest of approximately 30% of the newly formed entity. The transaction is contingent on the execution of definitive agreements among and between the parties. In connection with the closing of this transaction, which is expected to occur in the fourth quarter of 1998, the Company will record a pre-tax charge to operations estimated to range from $2.5 million to $3.0 million to provide for costs related to the transaction.

                             RESULTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUE ANALYSIS

     The Company's total revenue for the third quarter of 1998 increased 24.8%, or $9.1 million, in comparison to the third quarter of 1997. The following table sets forth the components of the Company's revenue for the quarter ending September 30 (dollar amounts in thousands):

                                 1997                       1998
                        -----------------------    ------------------------
                                       Percent                     Percent
                                      of Total                    of Total
                         Amount        Revenue       Amount        Revenue
                        ---------     ---------    ---------      ---------
Guest Pay               $32,164          87.7       $40,952          89.5
Free-to-guest             2,146           5.8         1,990           4.3
Other                     2,382           6.5         2,834           6.2
                        -------         -----       -------         -----
   Total                $36,692         100.0       $45,776         100.0
                        -------         -----       -------         -----
                        -------         -----       -------         -----

     Guest Pay Revenue -- Guest Pay revenue increased 27.3%, or $8.8 million, in the third quarter of 1998 in comparison to the same quarter of 1997. This increase was the result of a 18.9% increase in the average number of installed Guest Pay rooms and an increase in the average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending September 30:

                                                             1997         1998
                                                            ------       ------
Average monthly revenue per room:
   Movie revenue                                            $18.66       $19.86
   Video game and other service revenue                       3.91         4.31
                                                            ------       ------
      Total per Guest Pay room                              $22.57       $24.17
                                                            ------       ------
                                                            ------       ------

     Average movie revenue per room was impacted by higher average buy rates, attributable to a more popular selection of newly-released major motion pictures in the current quarter as compared to the year earlier quarter, and an increase in the average movie price charged to hotel guests resulting from
recently implemented price increases.    This increase was partially offset by
lower average hotel occupancy levels in the current quarter compared to the year earlier quarter.

     Average video game and other service revenue per room increased primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     Free-to-Guest Revenue -- Free-to-guest revenue decreased 7.3%, or $156,000, in the third quarter of 1998 as compared to the same quarter of 1997. This decrease is primarily the result of a slight decrease in the average number of rooms at hotels receiving only free-to-guest services during the period (although total rooms receiving free-to-guest services increased 13.4%).

     Other Revenue -- Revenue from other sources includes cable television revenue generated by the residential services segment (which was $1,563,000 in the third quarter of 1998 as compared to $758,000 in the same period of 1997), revenue from international license arrangements, and revenue from the sale of
televisions, system equipment, and service parts and labor.   The increase in
the third quarter of 1998 from the third quarter of 1997 of $452,000 or 19.0%, is primarily due to increased cable television revenue generated by the residential services segment of $805,000, partially offset by a decrease in television sales.

EXPENSE ANALYSIS

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the quarter ending September 30 (dollar amounts in thousands):

                                  1997          1998
                                --------      --------
Direct costs:
   Guest Pay                     $12,641      $16,974
   Free-to-guest                   1,323        1,701
   Other                           1,767        1,465
                                 -------      -------
                                 $15,731      $20,140
                                 -------      -------
                                 -------      -------

Gross profit margin:
   Guest Pay                        60.7%        58.6%
   Free-to-guest                    38.4%        14.5%
   Other                            25.8%        48.3%
   Composite                        57.1%        56.0%

     Guest Pay direct costs increased 34.3%, or $4.3 million, in the third quarter of 1998 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 39.3% in the third quarter of 1997 to 41.4% in the current quarter. The increase in Guest Pay direct costs as a percentage of revenue reflects higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys) and an increasing proportion of guest pay rooms subscribing to lower margin free-to-guest services.

     Free-to-guest direct costs increased $378,000 or 28.6% in the third quarter of 1998 from the year earlier quarter. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 85.5% from 61.6% in the year-earlier quarter due to increased signal carriage fees owed to PRIMESTAR under the agreement previously described and decreased incentive discounts earned from certain programming networks.

     Direct costs associated with other revenue decreased $302,000 or 17.1% in the third quarter of 1998 from the year earlier quarter. As a percentage of related revenues, such direct costs decreased to 51.7% of other revenue in the current quarter versus 74.2% in the third quarter of 1997. This decrease is primarily due to the effect of the increased cable television revenue previously described, which generally earns a higher margin than the other sources of other revenue (direct costs of the residential services segment were $713,000 in the third quarter of 1998 compared to $299,000 in the same period of 1997). Additionally, the Company realized increased royalties under international license arrangements as well as increased profit on the sale of equipment to international customers.

     The Company's overall gross profit increased 22.3%, or $4.7 million, to $25.6 million in the third quarter of 1998 on a 24.8% increase in revenue in comparison to the same period of the prior year. The Company's overall gross profit margin was 56.0% in the current quarter, as compared to the year earlier 57.1%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

                                                     1997                       1998
                                           -----------------------    ------------------------
                                                          Percent                     Percent
                                                         of Total                    of Total
                                            Amount        Revenue       Amount        Revenue
                                           ---------     ---------    ---------      ---------
Operating expenses:
   Guest Pay operations                     $ 5,252         14.3%       $ 6,496         14.2%
   Selling, general and administrative        5,147         14.0%         4,513          9.9%
   Depreciation and amortization             10,963         29.9%        13,955         30.5%
                                            -------         -----       -------         -----
      Total operating expenses              $21,362         58.2%       $24,964         54.6%
                                            -------         -----       -------         -----
                                            -------         -----       -------         -----

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $799,000 in the third quarter of 1998 and $329,000 in the third quarter of 1997, expenses related to Guest Pay operations increased 15.7%, or $774,000 in the third quarter of 1998 compared to the year earlier quarter. This increase is primarily attributable to the 18.9% increase in average installed Guest Pay rooms in the third quarter of 1998 as compared to the year earlier quarter, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.36 per month in the third quarter of 1998 as compared to $3.46 per month in the third quarter of 1997.

     Selling, general and administrative expenses decreased 12.3%, or $634,000 in the third quarter of 1998 compared to the year earlier quarter. As a percentage of revenue, such expenses decreased to 9.9% in the current quarter as compared to 14.0% in the year earlier quarter. This decrease is primarily due to lower litigation related expenses. Selling, general and administrative expenses incurred by the residential services segment were $436,000 in the third quarter of 1998 compared to $357,000 in the same period of 1997.

     Depreciation and amortization expenses increased 27.3% to $14.0 million in the third quarter of 1998 from $11.0 million in the year earlier quarter. This increase is directly attributable to the increases in the number of installed Guest Pay rooms and ResNet units, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms and units in service since the year-earlier quarter. ResNet depreciation and amortization was $1,042,000 in the third quarter of 1998 compared to $428,000 in the year earlier quarter.

     Operating Income (Loss) -- As a result of the factors previously described, the Company earned income from operations totaling $672,000 for the quarter ending September 30, 1998 compared to a loss from operations totaling $(401,000) in the same quarter of 1997. Excluding the residential services segment, income from operations was $2,099,000 for the third quarter of 1998 as compared to $254,000 in the same period of 1997.

     Interest Expense -- Interest expense, net of interest income, increased to $6.0 million in the current quarter from $4.6 million in the comparable quarter of 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business. Long-term debt increased from $180.0 million at September 30, 1997 to $250.4 million at September 30, 1998. Average principal amount of long-term debt outstanding during the quarter ended September 30, 1998 was approximately $232 million (at an average effective interest rate of approximately 10.4%) as compared to an average principal amount outstanding of approximately $180 million (at an average effective interest rate of approximately 10.9%) during the comparable period of 1997.

     Net Loss -- For the reasons previously described, the Company's net loss increased to $(5.5) million in the third quarter of 1998 from a net loss of $(5.1) million in the same quarter a year earlier.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 38.5% to $14.6 million in the third quarter of 1998 as compared to $10.6 million in the third quarter of 1997. EBITDA as a percentage of total revenue was 32.0% in the current quarter as compared to 28.8% in the same quarter of 1997. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                             RESULTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUE ANALYSIS

     The Company's total revenue for the nine months ended September 30, 1998 increased 23.7%, or $23.5 million, in comparison to the nine months ended September 30, 1997. The following table sets forth the components of the Company's revenue for the nine months ended September 30 (dollar amounts in thousands):

                                     1997                       1998
                           -----------------------    ------------------------
                                          Percent                     Percent
                                         of Total                    of Total
                            Amount        Revenue       Amount        Revenue
                           ---------     ---------    ---------      ---------
Guest Pay                   $85,850         86.3       $108,702         88.4
Free-to-guest                 6,417          6.5          5,972          4.9
Other                         7,213          7.2          8,347          6.7
                            -------        -----       --------        -----
   Total                    $99,480        100.0       $123,021        100.0
                            -------        -----       --------        -----
                            -------        -----       --------        -----

     Guest Pay Revenue -- Guest Pay revenue increased 26.6%, or $22.9 million, in the first nine months of 1998 in comparison to the same period of 1997. This increase was the result of a 22.1% increase in the average number of installed Guest Pay rooms and an increase in the average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the nine months ending September 30:

                                                              1997           1998
                                                            --------       -------
Average monthly revenue per room:
   Movie revenue                                             $18.09         $18.67
   Video game and other service revenue                        3.39           3.60
                                                             ------         ------
      Total per Guest Pay room                               $21.48         $22.27
                                                             ------         ------
                                                             ------         ------

     Average movie revenue per room was impacted by higher average buy rates, attributable to a more popular selection of newly-released major motion pictures in the current period as compared to the year earlier period, and an increase in the average movie price charged to hotel guests resulting from
recently implemented price increases.    This increase was partially offset by
lower average hotel occupancy levels in the current period compared to the year earlier period.

     Average video game and other service revenue per room increased primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     Free-to-Guest Revenue -- Free-to-guest revenue decreased 6.9%, or $445,000 in the first nine months of 1998 as compared to the same period of 1997. This decrease is primarily the result of an 11.8% decrease in the average number of rooms at hotels receiving only free-to-guest services during the period (although total rooms receiving free-to-guest services increased 13.4%), partially offset by increased revenue per room resulting primarily from program price increases.

     Other Revenue -- Revenue from other sources includes cable television revenue generated by the residential services segment (which was $4,192,000 for the nine months ending September 30, 1998 as compared to $1,763,000 for the same period of 1997), revenue from international license arrangements, and revenue from the sale of televisions, system equipment, and service parts and
labor.   The increase in the first nine months of 1998 from the same period of
1997 of $1.1 million or 15.7%, is primarily due to increased cable television revenue generated by the residential services segment of $2.4 million, partially offset by a $1.0 million decrease in television sales.

EXPENSE ANALYSIS

     Direct Costs -- The following table sets forth information in regard to the Company's direct costs and gross profit margin for the nine months ending September 30 (dollar amounts in thousands):

                                        1997           1998
                                      --------       -------
Direct costs:
   Guest Pay                           $32,971        $44,724
   Free-to-guest                         4,686          4,874
   Other                                 5,229          4,809
                                       -------        -------
                                       $42,886        $54,407
                                       -------        -------
                                       -------        -------
Gross profit margin:
   Guest Pay                             61.6%          58.9%
   Free-to-guest                         27.0%          18.4%
   Other                                 27.5%          42.4%
   Composite                             56.9%          55.8%

     Guest Pay direct costs increased 35.6%, or $11.8 million, in the first nine months of 1998 as compared to the comparable period of 1997. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 38.4% during the first nine months of 1997 to 41.1% during the same period of 1998. The increase in Guest Pay direct costs as a percentage of revenue reflects higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys) and an increasing proportion of guest pay rooms subscribing to lower margin free-to-guest services.

     Free-to-guest direct costs increased from $4.7 million during the first nine months of 1997 to $4.9 million. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 81.6% from 73.0% in the year-earlier period. The increase in free-to-guest direct costs as a percentage of revenue is the result of increased signal carriage fees owed to PRIMESTAR under the agreement previously described and decreased incentive discounts earned from certain programming networks. This increase was partially offset by a shift of certain free-to-guest rooms, which have historically incurred direct costs higher than the average free-to-guest room, from the free-to-guest revenue component to the Guest Pay revenue component in the first nine months of 1998.

     Direct costs associated with other revenue decreased $420,000 or 8.0% in the first nine months of 1998 from the year earlier period. As a percentage of related revenue, such direct costs decreased to 57.6% in the current period versus 72.5% in the year earlier period, primarily reflecting the effect of the increased cable television revenue previously described, which generally earns a higher margin than the other sources of other revenue (direct costs of the residential services segment were $1,948,000 during the nine months ending September 30, 1998 as compared to $690,000 during the same period of 1997). Additionally, the Company realized increased royalties under international license arrangements during the current period compared to the year earlier period.

     The Company's overall gross profit increased 21.2%, or $12.0 million, to $68.6 million in the first nine months of 1998 on a 23.7% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin was 55.8% in the current nine month period, as compared to the year earlier 56.9%.

     Operating Expenses -- The following table sets forth information in regard to the Company's operating expenses for the nine months ending September 30 (dollar amounts in thousands):

                                                     1997                       1998
                                           -----------------------    ------------------------
                                                          Percent                     Percent
                                                         of Total                    of Total
                                            Amount        Revenue       Amount        Revenue
                                           ---------     ---------    ---------      ---------
Operating expenses:
   Guest Pay operations                      $14,951       15.0%        $18,879         15.3%
   Selling, general and administrative        14,930       15.0%         14,300         11.6%
   Depreciation and amortization              31,153       31.3%         39,941         32.5%
                                             -------       -----        -------         -----
      Total operating expenses               $61,034       61.3%        $73,120         59.4%
                                             -------       -----        -------         -----
                                             -------       -----        -------         -----

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $2,256,000 in the first nine months of 1998 and $767,000 in the first nine months of 1997, expenses related to Guest Pay operations increased 16.9%, or $2.4 million in the first nine months of 1998 compared to the year earlier period. This increase is primarily attributable to the 22.1% increase in average installed Guest Pay rooms in the first nine months of 1998 as compared to the year earlier period, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.40 per month during the first nine months of 1998 as compared to $3.58 per month in the same period of 1997.

     Selling, general and administrative expenses were $14.3 million in the first nine months of 1998 compared to $14.9 million during the year earlier period. As a percentage of revenue, such expenses decreased to 11.6% in the current period as compared to 15.0% in the year earlier period. This decrease is primarily due to lower legal expenses during the current period as compared to the year earlier period. Selling, general and administrative expenses incurred by the residential services segment were $1,494,000 during the nine months ending September 30, 1998 as compared to $963,0000 during the same period of 1997.

     Depreciation and amortization expenses increased 28.2% to $39.9 million in the first nine months of 1998 from $31.2 million in the year earlier period. This increase is directly attributable to the increases in the number of installed Guest Pay rooms and ResNet units, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms and units in service since the year-earlier period. ResNet depreciation and amortization was $2,814,000 in the first nine months of 1998 compared to $962,000 in the year earlier period.

     Operating Loss -- The Company's operating loss, as a result of the factors previously described, was $(4.5) million in the current period as compared to $(4.4) million in the same period of 1997. Excluding the residential services segment, the operating loss was $(186,000) for the first nine months of 1998 as compared to $(2,821,000) in the same period of 1997.

     Interest Expense -- Interest expense, net of interest income, increased to $16.8 million in the current nine month period from $13.0 million in the comparable period of 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business and decreased interest income. Long-term debt increased from $180.0 million at September 30, 1997 to $250.4 million at September 30, 1998. Average principal amount of long-term debt outstanding during the nine months ended September 30, 1998 was approximately $215 million (at an average effective interest rate of approximately 10.3%) as compared to an average principal amount outstanding of approximately $180 million (at an average effective interest rate of approximately 10.9%) during the comparable period of 1997. Interest income decreased from $1.7 million in the first nine months of 1997 to $42,000 during the comparable period of 1998 due to the use of proceeds from previous borrowings to fund the Company's expansion.

     Net Loss -- For the reasons previously described, the Company's net loss increased to $(21.6) million in the first nine months of 1998 from a net loss of $(17.5) million in the same period of the prior year.

     EBITDA -- As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 32.7% to $35.4 million in the first nine months of 1998 as compared to $26.7 million in the first nine months of 1997. EBITDA as a percentage of total revenue was 28.8% in the current nine month period as compared to 26.8% in the same period of 1997.

SEASONALITY

     The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital expenditures required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. Capital expenditures were approximately $106 million during 1997, and net cash provided by operating activities was approximately $17 million. During the first nine months of 1998, capital expenditures were approximately $55 million (of which approximately $11 million was incurred by ResNet) and net cash provided by operating activities was $11.5 million (including negative operating cash flow of $3.9 million from ResNet).

     Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures of between approximately $13 to $18 million during the remainder of 1998 and between approximately $50 to $60 million in 1999. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors. This a forward-looking statement and there can be no assurance in this regard. In addition, the Company's Revolving Credit Facility limits the amount of the Company's annual capital expenditures to a certain base amount plus the amounts of certain additional financing.

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

     ResNet is currently at a stage of development during which it will consume, through operating losses and capital expenditures for installations, substantially more capital than it is generating. During the first nine months of 1998, the Company has provided approximately $15 million to fund ResNet's operating and investing activity. As previously described, the Company has entered into preliminary agreements to divest of a portion of its interest in ResNet. The transaction provides for ResNet to be combined with two non-affiliated entities to form a new entity whose business will consist of providing cable television and telecommunications services to the multi-family dwelling unit market. The successful execution of this plan will result in the deconsolidation of ResNet's operations from the Company's consolidated operating results which will eliminate the negative financial impact of the operating losses and capital requirements of ResNet.


YEAR 2000 INFORMATION

     The Company is engaged in a comprehensive review of internal computer systems and software and external business relationships in regard to Year 2000 issues.

     STATE OF READINESS. The Company has a project team comprised of key members from cross-organization departments. The team's objectives are to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Internally, the Company has nearly completed its efforts to identify the computer hardware and software that is used both at its in-house facilities as well as at its hotel properties. Research and testing
of these systems for Year 2000 compliance is underway.   The Company expects to
complete its research and testing of internal computer hardware and software by the end of the first quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues is in progress and is estimated for completion by the end of the third quarter of 1999.

     Externally, the Company is working to identify third party business relationships. Research and review of these relationships is underway including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses. The Company plans to continue its research and remediation efforts toward completion by the end of the second quarter of 1999, although no assurance can be given as to the Year 2000 remediation of third parties.

     COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Incremental costs are expected to be comprised primarily of costs to purchase software upgrades and hardware. Additionally, external consulting, programming and training costs may be incurred. Estimated costs of Year 2000 compliance are not fully determined at this time. Based on current assessment, management does not expect any material adverse impact on the Company's financial position or results of operations as a result of such expenditures.

     RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company is highly dependent upon its own information technology systems and that of its suppliers and customers. The Company or third party's failure to correct a material Year 2000 problem could result in a failure of or interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third-party providers and customers, the Company is not able at this time to determine whether the Year 2000 problems will have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise.

     CONTINGENCY PLANS. The Company has not yet developed specific contingency plans for Year 2000 issues. The Company is in the process of identifying and prioritizing functions critical to its business, so that it may make available alternate vendors and service providers as well as to develop manual systems which could be used to process data.

     While the Company anticipates achieving Year 2000 compliance in a timely manner, there can be no assurance that all processes will be compliant, that there will be no significant delay or loss of revenues, or that no material supply sources will be interrupted. However, the Company believes that its planning and action efforts will help minimize any loss or disruption.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY (INCLUDING YEAR 2000 COMPLIANCE), RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

                         PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     On September 11, 1998, LodgeNet and On Command settled all pending litigation between the companies. The terms of the confidential settlement included no admission of liability by either party, a covenant not to engage in patent litigation against the other party for a period of five years, and a cross-license of each company's involved patented technologies to the other.
In addition, each company agreed to be responsible for its own legal costs and expenses. In connection with the multiple cross-licenses LodgeNet will pay On Command approximately $16 million plus interest in three roughly equal payments over three calendar years. The first payment was made on the settlement date of September 11, 1998. The next two payments will be made on July 15, 1999 and July 15, 2000.

     From time to time, the Company is subject to other litigation arising in the ordinary course of business. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect upon the Company's business or financial condition.


ITEM 2 -- CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c)  Recent Sales of Unregistered Securities

          On October 15, 1998, the Company issued 350,000 shares of common stock to the shareholders of Connect Group Corporation, a California corporation ("CGC"), which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company received all of the issued and outstanding shares of common stock, no par value, of CGC in consideration of such issuance. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act.

          The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in the transaction. All recipients were provided with or had access to adequate information about the Company.

     (d)  Not applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 -- OTHER INFORMATION

     In October 1998, the Company closed its previously announced acquisition of CGC. Terms of the acquisition included the issuance of 350,000 shares of common stock of LodgeNet of which 200,000 shares will be held in escrow subject to performance criteria and as collateral for indemnification provisions and for breach of the representations and warranties. In addition, the terms included payment of $500,000 at closing and future payments of $1 million after the first twelve months and another $1 million during the second twelve months subject to performance criteria.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS:

          2.2 Amended and Restated Agreement and Plan of Merger among LodgeNet Entertainment Corporation, Connect Group Corporation and the Securityholders Named Therein, dated as of September 30, 1998.

     b.  REPORTS ON FORM 8-K:

      The Company filed no Reports on Form 8 - K during the three months ended September 30, 1998.

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


                                        LODGENET ENTERTAINMENT CORPORATION
                                   --------------------------------------------
                                                   (Registrant)



Date:  November 11, 1998             /s/  SCOTT C. PETERSEN
                                   --------------------------------------------
                                    Scott C. Petersen
                                    President and Chief Executive Officer
                                    (Principal  Executive Officer)




Date:  November 11, 1998             /s/  JEFFREY T. WEISNER
                                   --------------------------------------------
                                   Jeffrey T. Weisner
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)