Form 10-K
period 1998-12-31
LODGENET ENTERTAINMENT CORP
filed 1999-03-25
CIK 911002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

-------------------------------------------------------------------
-------------------------------------------------------------------
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

-------------------------------------------------------------------
-------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-22334

                       LODGENET ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                      46-0371161
      ------------------------                         ----------------------
      (State of Incorporation)                            (IRS Employer
                                                       Identification Number)

          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                (605) 988-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                                                     --    --

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of March 9, 1999, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $87.3 million. The number of shares of common stock of the Registrant outstanding as of March 9, 1999 was 11,942,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Part III of this Form 10-K is incorporated by reference from Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
This Report contains a total of 56 pages, excluding exhibits. The Exhibit index appears on page 27.

                            TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements ............................   1

Item 1 - Business ............................................................   1

         Overview ............................................................   1
         Business Strategy ...................................................   2
         ResNet Transaction ..................................................   3
         Markets and Customers ...............................................   3
         Services and Products ...............................................   4
         Operations ..........................................................   5
         Competition .........................................................   8
         Regulation ..........................................................   9
         Employees ...........................................................  10

Item 2 - Properties ..........................................................  10

Item 3 - Legal Proceedings ...................................................  10

Item 4 - Submission of Matters to a Vote of Security Holders .................  10

Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters .............................................................  11

         Dividends ...........................................................  11
         Stockholder Rights Plan .............................................  11

Item 6 - Selected Financial Data .............................................  15

Special Note Regarding Forward-Looking Statements ............................  17

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................  17

Item 8 - Financial Statements and Supplementary Data .........................  26

Item 9 - Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .................................  26

Item 10 - Directors and Officers of the Registrant ...........................  26

Item 11 - Executive Compensation .............................................  26

Item 12 - Security Ownership of Certain Beneficial Owners and Management .....  26

Item 13 - Certain Relationships and Related Transactions .....................  27

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K ....  27

----------

        As used herein (unless the context otherwise requires) "LodgeNet", the "Company" and/or the "Registrant" mean LodgeNet Entertainment Corporation and its consolidated subsidiaries.


LodgeNet Entertainment Corporation     i                          Form 10-K 1998

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings "Overview", "Business Strategy", "Strategic Initiatives", "Services and Products", "Operations", "Competition" and "Regulation", in Item 3 under the heading "Legal Proceedings", and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in this Annual Report, the words "expects," "anticipates," "estimates," "believes," "no assurance" and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company's products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1 - BUSINESS

OVERVIEW

        LodgeNet is a specialized communications company which provides video on-demand, network-based Nintendo-Registered Trademark- video games, cable television programming and other interactive entertainment and information services to the lodging industry. The Company is the second largest provider of these services to the lodging industry and currently serves over 4,500 hotel properties throughout the United States and Canada. From 1992 through 1998, the number of guest pay rooms the Company serves has grown at a compound annual rate of 34.0%, from 73,415 to 596,806, and the Company currently serves over 596,000 Guest Pay rooms. During the same period, the Company's revenues and EBITDA ("Earnings Before Interest, Taxes, Depreciation, and Amortization") have grown at compound annual rates of 38.0% and 55.2%, respectively, to $166.4 million and $48.6 million in 1998.

        The Company provides both Guest Pay and free-to-guest services to its clients. Guest pay services are purchased by guests on a per-view or hourly basis and include Guest Scheduled-SM- on-demand movies and network-based Nintendo video games. Guest pay packages may also include additional services, such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. Free-to-guest services typically involve a customized package of basic and premium cable television programming. Hotels purchase free-to-guest services from the Company and provide the services to their guests at no charge. The Company provides its services to various corporate-managed hotel chains such as Sheraton, Ritz-Carlton, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, La Quinta Inns, and Red Roof Inns, as well as many individual properties flying the Marriott, Holiday Inn, Hilton, Inter-Continental, Prince, Radisson, Westin, Doubletree, Embassy Suites, Wingate and other flags.

        The Company provides its services throughout the United States and Canada, and in other select countries through licensing arrangements with strategic partners. The Company's contracts are exclusive and typically have initial, non-cancelable terms of 5 to 7 years. The exclusive nature of these contracts allows the Company to estimate (based on certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision. The average remaining life of the Company's existing guest pay contracts is over four years, with less than 8% of these contracts due to expire before 2000.


LodgeNet Entertainment Corporation     1                          Form 10-K 1998

        The Company offers its interactive services by utilizing the two-way digital communications design of its proprietary b-LAN-Registered Trademark-system architecture. The design of this open-architecture, UNIX-based platform enables the Company to upgrade system software to support the introduction of new services and integrate new technologies as they become commercially available and economically viable. The Company believes the flexibility of its b-LAN system architecture has enabled it to provide innovative and creative solutions to the lodging industry, including:

        - achieving the industry's highest percentage of installed guest pay rooms offering on-demand movies (as compared to scheduled movies that can only be watched at predetermined times),

        - being the first in its industry to install and widely deploy network-based video games,

        - being the first in its industry to utilize an image-based menu and purchasing protocol using on-screen graphics to market movies and video games, rather than using simple text menus traditionally used by its competitors,

        - installing and testing an Internet browser that enables hotel guests to access and navigate the Internet from their guest room television, and

        - integrating and testing technology that is expected to allow the Company to cost-effectively provide plug-and-play, high-speed Internet access (at up to 50 times the speed of conventional modems) to hotel guest rooms and meeting spaces.

        The lodging market in the United States comprises approximately 3.6 million rooms. Due to certain economies of scale, guest pay service providers have traditionally targeted only large hotels with over 150 rooms, which represent a total of approximately 1.3 million rooms. In 1995, the Company redesigned its b-LAN system, enabling it to cost-effectively deliver on-demand movies and network-based video games to mid-size hotels of 75 to 150 rooms. As the mid-size hotel market has been historically under-served by guest pay providers, it represents a large (approximately 1.2 million rooms) and attractive market for the Company's services that generates financial returns that meet or exceed those achieved in larger hotels. Since 1995, the Company has added more than 170,000 rooms to its room base from mid-sized hotels.

        The Company's predecessor commenced business in 1980 as Satellite Movie Company, incorporated as a South Dakota corporation in February 1983 and changed its name to LodgeNet Entertainment Corporation in September 1991. On October 13, 1993, LodgeNet Entertainment Corporation changed its state of incorporation from South Dakota to Delaware by merging with and into the Company, its newly-formed Delaware subsidiary, which then adopted the LodgeNet name. The Company's principal executive offices are located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107, (605) 988-1000.

BUSINESS STRATEGY

        CONTINUE TO SELECTIVELY EXPAND THE COMPANY'S ROOM BASE. Within the Company's target market of hotels with 75 or more rooms, the Company believes substantial opportunity exists for continued, selective growth in its room base. The Company estimates that more than 400,000 rooms are presently not served by any guest pay vendor and fit its target economic profile. The Company also estimates that its competitors serve another 200,000 rooms under contracts due to expire before 2001. The Company believes that the cost-effective and flexible design of its scaleable b-LAN system, together with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand its room base. Based on these strengths, the Company has increased its selectivity and is seeking higher rates of return on new contracts. Internationally, the Company intends to continue to expand into selected countries in Asia and Latin America and other regions through licensing agreements with established entities in these countries. Under these agreements, the Company does not provide any capital investment, it licenses its b-LAN system architecture and multimedia capabilities, sells equipment at cost plus an agreed markup and receives a royalty based on gross revenues.

        MAXIMIZE REVENUE PER GUEST PAY ROOM. The Company seeks to maximize the revenue generated by each of its installed guest pay rooms. To achieve this strategy, the Company intends to continue to install its interactive Guest Scheduled on-demand movie system and network-based Nintendo video game system in all new guest pay hotel rooms. From the Company's experience, rooms with these features generate significantly more revenue and gross profit than comparable rooms having only the scheduled format, which allows guests to watch movies only at predetermined times. In addition, beginning in the second quarter of 1999, the Company intends to install the Nintendo N64 game platform in all new guest pay rooms and upgrade selected existing guest pay rooms. The Company believes that this platform, which will offer guests network-based access to the most popular and advanced Nintendo video games, will generate more per room revenue than the current Nintendo system.


LodgeNet Entertainment Corporation     2                          Form 10-K 1998

        To take advantage of the growth in the Internet, since mid-1997, the Company has been developing and testing an Internet browser service that enables a hotel guest to access and navigate the World Wide Web through the guest room television over the Company's b-LAN system architecture. During this time, the Company has been testing hardware platforms available from various vendors, seeking content relationships with a wide variety of Internet sites and has been enhancing its proprietary communications software. During the first six months of 1999, the Company intends to expand the test of the Internet browser service. The Company believes there may be significant opportunities to generate revenues from usage fees charged to the guests who utilize the service as well as from third-party providers of content, merchandise and information services who would pay the Company for electronic access to its valuable consumer base.

        In October 1998, the Company acquired the Connect Group Corporation. As a result of this acquisition, the Company acquired technology that it is integrating into its system which will allow hotel guests with laptop computers to connect to the Internet (without changing their system configurations) at access speeds up to 50 times faster than conventional modems, while bypassing the hotel's PBX system. The Company believes that the acquired technology is superior to and more cost efficient than other systems currently being offered in the lodging market. The Company further believes that this "managed connectivity" service may represent a significant opportunity to generate revenues from usage fees charged to guests who utilize the service or from hotels which want to provide the service as an amenity to their guests. The Company believes that high speed Internet services will attractively complement its existing service offerings.

        The Company's current installed guest pay base of over 596,000 rooms hosts more than 150 million guests each year (based on current average occupancy and length-of-stay data). The Company believes such guests represent a demographic profile which a variety of advertisers may find to be highly desirable. For example, since November 1998, the Company has installed an interactive in-room shopping service in over 375,000 guest rooms that enables the guest to browse through a video version of the SkyMall-Registered Trademark-catalog featuring quality merchandise from some of the country's leading retailers for which the Company is paid a fixed, monthly access fee. The Company is seeking other advertising-based arrangements, such as advertiser-supported visitor information services for specific cities, as well as other advertising strategies to deliver targeted product or service information directly to the consumer. The Company will evaluate these and other opportunities as well as appropriate business models that would enable the Company to increase the revenue generated per guest pay room.

        INCREASE OPERATING MARGINS. Complementing the Company's growth objective is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. The EBITDA margin from the Company's lodging business has increased from 14.4% in 1992 to 30.5% in 1998. The Company achieved this result through reduced per-room operating costs as it leveraged its infrastructure over a larger base of installed rooms.

RESNET TRANSACTION

        In January 1996, the Company formed ResNet Communications, Inc. ("ResNet Inc.") to extend its b-LAN system architecture and operational expertise into the multi-family dwelling unit ("MDU") market. Through ResNet Inc.'s majority owned subsidiary, ResNet Communications, LLC ("ResNet LLC"), the Company provided cable television and other interactive services to the MDU market. In July 1998, the Company decided to merge the ResNet business into a larger, and, it believes, more cost-effective operating entity. On November 30, 1998 (the "Closing Date"), the Company transferred the ResNet business, consisting of net assets totaling $31.3 million, to Global Interactive Communications Corporation ("GICC") in exchange for (i) a 30% equity interest in GICC, and (ii) notes receivable totaling $10.8 million. In addition to its ownership of the ResNet business, GICC holds certain cable and telephone system assets contributed by Shared Technologies Corporation, a Delaware corporation ("STC"), and Interactive Cable Systems, Inc., a California corporation ("ICS").

        Beginning with the Closing Date, the Company will account for its investment in GICC on the equity method of accounting for an investment. As a result of this accounting treatment, and because the Company expects that there is a high probability that GICC will operate at a loss for the foreseeable future as it pursues its business plan, the Company expects to recognize continuing losses in connection with its investment in GICC, which losses will be reflected as "equity in losses of unconsolidated affiliates" in the Company's operating statements. As of the date of this Report, there is no public market for the securities of GICC, and there can be no assurance as to when any such market may develop. The financial and operating performance of GICC, the market acceptance for its securities and general market conditions, among other factors, are not subject to the Company's control and may each affect the value of the Company's investment in GICC.

        On the Closing Date, ResNet Inc., STC and ICS entered into a Stockholders Agreement providing among other things, for: (i) limitations on the transfer of the GICC Common Stock; (ii) preemptive rights; (iii) rights of first offer by other stockholders in the event of a sale of the GICC Common Stock by any stockholder; (iv) tag-along-rights by other stockholders to participate in an offer from a third party to any stockholder to purchase the GICC Common Stock; (v) registration rights; (vi) approval rights for


LodgeNet Entertainment Corporation     3                          Form 10-K 1998
sale of material assets; and (vii) the right to designate one director by a stockholder as long as a certain level of ownership of GICC is maintained.
The Company has no continuing obligation to make any additional investments into GICC.

MARKETS AND CUSTOMERS

        LARGE HOTEL MARKET. Historically, the Company's primary market for guest pay services has been large hotels with over 150 rooms located in metropolitan areas in the U.S. and Canada, and the Company estimates that this market segment contains approximately 1.3 million rooms. The Company currently provides its services to large hotels that are generally part of chains such as Sheraton, Ritz-Carlton, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, Holiday Inn, Inter-Continental, Embassy Suites, Prince, Radisson, Westin, Hilton and Marriott. No single contract represented greater than 10% of the Company's combined guest pay and free-to-guest revenues for the year ended December 31, 1998.

         MID-SIZE HOTEL MARKET. In 1995, LodgeNet redesigned its interactive system, enabling the Company to deliver on-demand movies and network-based video games more cost-effectively to mid-size hotels. Since 1995, the Company has also been targeting mid-size hotels of 75 to 150 rooms as part of its guest pay marketing strategy. Since 1995, the Company has added more than 170,000 rooms to its room base for mid-size hotels. The Company believes that this market segment, which the Company estimates contains approximately 1.2 million rooms, has not been broadly served by the guest pay industry because smaller average property sizes lack economies of scale. The mid-size hotel segment represents a large and attractive market for the Company's services that generates financial returns that meet or exceed those achieved in larger hotels.

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

SERVICES AND PRODUCTS

        GUEST PAY SERVICES. The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view or per-play basis. The high-speed, two-way digital communications design of the Company's proprietary b-LAN system architecture enables the Company to provide sophisticated interactive features such as on-demand movies and network-based Nintendo video games. Guest pay packages also include a variety of other interactive services, such as satellite-delivered basic and premium cable television programming, folio review, video checkout, guest satisfaction survey, advertising and merchandising services that are paid for by the hotel and provided to guests free of charge.

        Guest pay services include in-room television viewing of recently released major motion pictures and independent films for which a hotel guest pays on a per-view basis. The Company's Guest Scheduled interactive video on-demand system allows guests to choose from an expanded menu of video selections and individually start the selected video at their convenience rather than restricting them to a predetermined start time. It has been the Company's experience that rooms having the on-demand format generate significantly greater movie revenues than comparable rooms having only the pre-scheduled format. As of December 31, 1998, the Company served over 596,000 guest pay rooms, of which approximately 582,000, or 97.5%, featured the Company's interactive on-demand system. The Company's original scheduled guest pay service, which is provided in less than 3% of the Company's guest pay rooms, offers guests a choice of up to nine movie titles shown at predetermined times, offering a new film approximately every half hour. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns. The system also enables hotel owners to broadcast informational and promotional messages.

        In May 1993, the Company entered into a non-exclusive license agreement with Nintendo to provide hotels with a network-based Nintendo video game playing system. In May 1998, this agreement was revised and extended for ten years. Pursuant to this extended agreement, Nintendo of America, Inc. will provide the Company with access to its new Nintendo N64 video games. As with the Nintendo video game playing system, the Company will use its proprietary high-speed b-LAN system architecture to allow guests to play the video games over the hotel's master antenna television system. The Company anticipates that it will begin deploying the Nintendo N64 video game platform in the second quarter of 1999. Hotel guests are charged a fee based on the amount of time they play the video games. Presently, the Company generally charges $6.95 per hour of play. The Company had over 546,000 rooms installed with the Nintendo video game systems as of December 31, 1998.

        The revenues generated from the guest pay service are dependent upon three factors at each location: (i) the occupancy rate at the property; (ii) the "buy rate" or percentage of occupied rooms that buy movies or video games/information services at the


LodgeNet Entertainment Corporation     4                          Form 10-K 1998
property; and (iii) the price of the movie, video game or service. For example, a property installed with the Company's interactive system with a 70% occupancy rate, a buy rate of 10.5% and an $8.95 movie price will generate an average of $20.00 of gross movie revenue per installed room per month, plus additional gross revenues of $3.60 per month from video games, free-to-guest and other services, resulting in total gross revenue per room per month of $23.60, assuming an average of 30.4 days in the month. Occupancy rates vary (a) by property based on the property's competitive position within its marketplace, (b) over time based on seasonal factors, and (c) as a result of changes in general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures available and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. Movie price levels are established by the Company and are set based on the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title by title basis, but are generally $7.95, $8.95 or $9.95. Prices may be higher in some locations and for certain highly popular titles.

        The cost of installation varies depending on the size of the hotel property and the configuration of the system being installed. The average installed cost of a new on-demand guest pay room with interactive and video game services capabilities, including the headend equipment and, in some cases, televisions, is currently approximately $375 to $385 per room. In addition to hotel commissions and royalties paid to movie studios, operating costs of the guest pay systems include in-room movie schedules and information cards, preview tapes or discs, tape duplication, taxes, freight, insurance, personal property taxes, maintenance and data line costs.

        In exchange for a contract renewal or significant contract extension the Company typically invests from $75 to $175 per room, depending on the length of the extended contract period and the upgrade services installed.

        FREE-TO-GUEST SERVICES. In addition to guest pay services, the Company provides television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services allow a hotel to receive one or more satellite-distributed programming channels via a satellite earth station. These channels are then distributed to guest rooms over the hotel's existing master antenna system.

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

OPERATIONS

        CONTRACTS. The Company provides guest pay services under contracts with lodging properties that generally run for a term of 5 to 7 years. During the four years ended December 31, 1998, the average initial term of new guest pay contracts exceeded 6 years. Under these contracts, the Company installs its system into the hotel free of charge and retains ownership of all equipment utilized in providing the service. Traditionally, the hotel provides and owns the television set; however, the Company in some cases provides televisions incorporating the Company's integrated guest pay terminal units to hotels which meet certain economic criteria. The Company's contracts generally provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set the movie price and allow the Company to terminate the contract if the hotel is not meeting the Company's economic criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. The hotels collect the viewing charges from their guests and retain a commission, which varies depending on the size and profitability of the system and other factors. At the scheduled expiration of a contract, the Company generally seeks to extend the contract on substantially similar terms. The average remaining life of the Company's current guest pay contracts is over four years, with less than 8% of these contracts coming up for renewal before 2000.

        The Company typically enters into a separate contract with each hotel for the services provided. The terms contained in the contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management,


LodgeNet Entertainment Corporation     5                          Form 10-K 1998
and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel.

        TECHNOLOGY, PRODUCT DEVELOPMENT AND PATENTS. The Company designs and develops high quality interactive, multimedia entertainment and information systems. Because such systems utilize an open architecture, UNIX-based platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive system incorporates the Company's scaleable proprietary b-LAN system architecture with commercially manufactured, readily available components and hardware such as video cassette players, modulators and computers.

        The Company's b-LAN system architecture utilizes the Company's proprietary, two-way digital communications design to process and respond to input commands from the viewer very rapidly. This capability enables the Company to provide sophisticated interactive features such as network-based Nintendo video games and on-demand movies, and a variety of other interactive services such as folio review, video checkout, Internet browsing, guest surveying, advertising and shopping services. The Company has installed an interactive in-room shopping service in over 375,000 guest rooms that enables the guest to browse through a video version of the SkyMall catalog featuring quality merchandise from the country's leading retailers. The Company is currently testing an Internet browser that enables the hotel guest to access and navigate the Internet from any guest room television in the hotel, and the Company intends to install and test the Internet browser at additional hotels over the next several months. In October 1998, the Company acquired Connect Group Corporation. As a result of this acquisition, the Company is integrating and testing technology that will allow hotel guests with laptop computers to connect to the Internet from guest or meeting rooms. Such access can be up to 50 times faster than the speed of conventional modems and bypasses the hotel's PBX system.

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

        Although the Company's products are compatible with all brands of televisions, the Company has arrangements with Zenith Electronics Corporation, Phillips Consumer Electronics Company, and Sony Electronics, Inc., leading suppliers of televisions to the lodging industry and other markets, who provide the Company with commercial televisions into which the Company can integrate its custom-designed circuit boards. The Company is also working with other television manufacturers to integrate the Company's systems into their commercial television sets. Integration eliminates the need for an external terminal unit and costs less than an external unit of comparable utility.

        The Company designs its systems through its staff of 68 software and hardware engineers and support personnel (as of December 31, 1998). Development activities are oriented toward the continued enhancement and cost reduction of the Company's system and the further development of additional interactive, multimedia entertainment and information services, such as Internet, advertising and shopping services.

        It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company owns six United States patents, cross-licenses other industry-related technologies and patent rights, and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company's interactive multimedia systems.

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


LodgeNet Entertainment Corporation     6                          Form 10-K 1998

        SALES AND MARKETING. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing the Company's guest pay and other interactive services to the hotel guest. The Company's sales and marketing organization consisted of 67 employees as of December 31, 1998, including national account representatives, who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company's headquarters.

        The Company markets its services to hotel guests by means of an image-based menu and purchasing protocol using on-screen graphics and a movie promotional channel which contains movie and video game programming information and highlights the feature film selections of the month. In-room marketing advertisements are designed and produced by the Company's marketing department. The system also generates a "Welcome Channel", which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company's system.

        INSTALLATION AND SERVICE OPERATIONS. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company's installation and service organization consists of 269 employees in 28 locations in the United States and Canada, as of December 31, 1998. The Company emphasizes the use of Company-employed installation and service personnel, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's in-house installation and service organization has responsibility for approximately 87% of the guest pay hotel rooms served by the Company. Service personnel are responsible for systems maintenance and distribution and collection of video cassettes. The Company's installation personnel prepare site surveys to determine the type of equipment to be installed at each particular hotel, install the Company's systems, train the hotel staff to operate the systems and perform preliminary quality control tests.

        The Company maintains a toll-free customer support hot line, TechConnection, which is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the Company's system enables the Company to identify and resolve a majority of the reported system malfunctions from the Company's service control center without visiting the hotel property. When a service visit is required, the modular design of the Company's systems permits installation and service personnel to replace defective components at the hotel site.

         PROGRAMMING. The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to a master agreement with each studio. The license period and percentage fee for each movie are negotiated separately, with the studio receiving a percentage of the Company's gross revenue from the movie. For recently released motion pictures, the Company typically obtains rights to exhibit the picture after the film has been in theaters, but prior to its release to the home video market or exhibition on cable television. Generally, studios make master video tapes of their movies available for duplication sufficiently in advance of the release dates for the lodging industry so that all of the Company's hotels can offer the movies as of the first date they are available for exhibition. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures and which permits the Company to duplicate the films as necessary to supply copies to its hotel sites. The Company obtains its selection of Nintendo video games pursuant to a ten year non-exclusive license agreement with Nintendo entered into in 1998. Under the terms of the agreement, the Company pays Nintendo a monthly fee based on the number of rooms offering Nintendo video game services. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns.

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


LodgeNet Entertainment Corporation     7                          Form 10-K 1998
believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company's systems are standard commercial products, such as computers, video cassette players, modulators and amplifiers, that are available from multiple sources. The
Company believes its anticipated growth can be accommodated through existing suppliers.

        The headend electronics are assembled at the Company's facilities for testing prior to shipping. The Company samples the room units at the supplier's facilities periodically for reliability. Following assembly of headend equipment with a configuration designed specifically for a particular customer, the system is shipped to the location, where it is installed by Company-employed technicians or Company-trained subcontractors.

COMPETITION

        The Company is the second largest provider of interactive and cable television services to the lodging industry, currently serving over 700,000 hotel rooms. The Company's largest competitor is On Command Corporation ("OCC"), the successor corporation resulting from the 1996 merger of SpectraVision, Inc. and On Command Video Corporation. Based upon publicly available information, the Company estimates that OCC currently serves approximately 929,000 hotel rooms. The Company also competes with Hospitality Networks, SVI, SeaChange, Time Warner, Cox Cable and TCI.

        There are also a number of potential competitors that could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including franchised cable operators, wireless cable operators, telecommunications companies and DBS providers. Some of these potential competitors are already providing free-to-guest services to the lodging industry and have announced plans to offer guest pay services. Some of these companies may have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company's proprietary b-LAN system architecture. To respond to competition, the Company will need to continue to enhance its in-room entertainment systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

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

        The Company believes that its competitive advantages include: (i) its proprietary b-LAN system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies and network-based Nintendo video games; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies as they become commercially available and economically viable; (iii) high quality customer support and nationwide field service operations; and (iv) an experienced management team and professional and well-trained sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

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

        While the Company believes that its proprietary b-LAN system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company's system. In order to broaden its market opportunities, the Company over time has redesigned its system to permit the delivery of on-demand movies and network-based video games to


LodgeNet Entertainment Corporation     8                          Form 10-K 1998
mid-size hotels of 75 to 150 rooms, a market segment the Company believes has been historically under-served by guest pay providers. There can be no assurance that competitors will not develop a cost-effective system that would allow them to target this market segment. Further, there can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

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

REGULATION

        TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act of 1996 (the "Act") is intended, in part, to promote substantial competition for telephone and video services and will alter federal, state and local laws and regulations regarding telecommunications providers and services. The Act generally removes previous restrictions preventing cable firms, telephone companies, long distance carriers and public utilities from entering into certain new markets, removes many cross-ownership restrictions and modifies rate regulations applicable to franchised cable operators. In particular, the Act authorizes local telephone companies to provide video programming directly to subscribers in their service areas and eliminates the requirement that "private cable" operators serve only buildings "under common ownership, management or control," but preserves the requirement that such operations not use closed transmission paths to cross public rights-of-way. The Act also permits franchised cable operators to offer bulk discounts to multiple dwelling units; provided, however, that such discounts may not constitute "predatory pricing." Prior to the adoption of the Act, franchised cable operators were subject to a uniform rate requirement which generally prohibited such bulk discounts. There are rulemakings and appellate litigation resulting from Commission decisions in those rulemakings that interpret and implement the provisions of the Act. It is anticipated that the Act will stimulate increased competition generally in the telecommunications and cable industries which may adversely impact the Company. No assurance can be given that changes in current or future laws or regulations adopted by the FCC or state or local regulatory authorities would not have a material adverse effect on the Company's business.

        As a result of the Act, the Company's business may be adversely affected by the entry of additional competitors in the multichannel video programming distribution market. In part, the Company's competitiveness also will depend upon the outcome of various FCC rulemaking proceedings to interpret and implement the provisions of the Act. It is not possible at this time to predict the outcome of those rulemaking proceedings or their effect on the Company.

        CABLE TELEVISION REGULATION. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), and the Act, governs the regulation of "cable systems." The law defines a "cable system" as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel or transmits cable signals from microwave transmitters to each separate property, and those systems do not use public rights-of-way. Thus, with respect to its private cable systems, the Company is not required to comply with many of the FCC's rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

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


LodgeNet Entertainment Corporation     9                          Form 10-K 1998

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

EMPLOYEES

        As of December 31, 1998, the Company had 706 employees in the United States and Canada. None of these employees is covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

        The Company's National Headquarters and Distribution Center, including its principal executive offices, is located on an approximately 23 acre site in Sioux Falls, South Dakota. Construction of the approximately $15 million facility was completed in December 1997. The National Headquarters and Distribution Center occupies approximately 228,500 square feet including approximately 126,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The opening of the National Headquarters and Distribution Center allowed the Company to consolidate all of its local operations into a single, multipurpose facility which is designed to enhance operational efficiency and to facilitate any necessary future expansion needs of the Company. The Company believes that the site of its National Headquarters and Distribution Center is sufficient to accommodate its foreseeable local operational space requirements.

        The Company leases 19 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the country. Each of these facilities occupies less than 3,500 square feet.

ITEM 3 - LEGAL PROCEEDINGS

        The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.


LodgeNet Entertainment Corporation     10                         Form 10-K 1998

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 30, 1998, the Company solicited the consent of the holders of the Company's 10.25% Senior Notes Due 2006 (the "Notes") to amend the indenture governing the Notes to

        (1) Permit the Company to (i) cause ResNet Communications, Inc. ("ResNet Inc."), a subsidiary of the Company, to contribute the operations of its subsidiary, ResNet Communications, L.L.C. ("ResNet LLC") to a newly-formed joint venture company, Global Interactive Communications Corporation ("GICC"), (ii) to make up to $5 million of additional investments in GICC, and (iii) to enter into transactions with GICC so long as the transactions are at arm's length and in the ordinary course of business, and

        (2) Authorize the Trustee to execute and deliver a supplemental indenture and any instrument, agreement or other document, and take any other action reasonably requested by the Company, to effect the proposed amendments.

        Registered holders of the Notes, of record as of the close of business on September 30, 1998, who provided their valid consent to the proposed amendment prior to October 15, 1998, were entitled to an amount equal to $2.50 per $1,000 of principal of such holder's Notes. The holders of 100% of the Notes, determined as of the record date for the consent solicitation, consented to the proposed amendments to the indenture.

        There were no other matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14,1993 upon the effectiveness of its initial public offering. As of March 9, 1999 there were outstanding 11,942,387 shares of the Company's Common Stock.

        The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.

          Quarter Ended          High        Low
          ------------------    ------      ------
          March 31, 1997        $17.38      $10.50
          June 30, 1997          12.00        8.00
          September 30, 1997     13.25        9.00
          December 31, 1997      14.00       10.50

          March 31, 1998         12.25       10.38
          June 30, 1998          12.50        8.00
          September 30, 1998     10.00        6.50
          December 31, 1998       7.63        5.13

        On March 9, 1999, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $7.3125. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 9, 1999 there were 164 stockholders of record of the Company with approximately 87% of the shares held in "street name". The Company estimates that as of March 9, 1999 there were more than 2,000 stockholders of the Company.

DIVIDENDS

        No dividends have been paid to date on the Common Stock of the Company. Management of the Company does not intend to pay any cash dividends on Common Stock of the Company in the foreseeable future, rather, it is expected that the Company will retain earnings to finance its operations and growth. The terms and conditions of the Company's 10.25% Senior Notes and of the Company's bank credit facility (See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein) both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.

LodgeNet Entertainment Corporation     11                         Form 10-K 1998

STOCKHOLDER RIGHTS PLAN

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

        Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earliest of (i) a public announcement that a person, entity or group of affiliated or associated persons and/or entities (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, or (ii) ten days (unless such date is extended by the Board of Directors) following the commencement of (or a public announcement of an intention to make) a tender offer or exchange offer which would result in any person, entity or group affiliated or associated persons and/or entities becoming an Acquiring Person.

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


LodgeNet Entertainment Corporation     12                      Form 10-K 1998

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


LodgeNet Entertainment Corporation     13                      Form 10-K 1998

        Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Company and the Rights Agent retain broad authority to amend the Rights Agreement; however, following any Distribution Date any amendment may not adversely affect the interests of holders of Rights.


LodgeNet Entertainment Corporation     14                      Form 10-K 1998

ITEM 6 - SELECTED FINANCIAL DATA

        The following is a summary of Selected Financial Data. The data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein. Dollar amounts are in thousands, except for per share and per room amounts.

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1994        1995        1996        1997        1998
                                        --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Guest Pay                            $ 29,927    $ 50,758    $ 84,504    $116,276    $146,481
   Free-to-guest                           8,397       8,060       8,645       8,496       7,854
   Other                                   2,070       4,395       4,572      10,938      12,016
                                        --------    --------    --------    --------    --------
      Total revenues                      40,394      63,213      97,721     135,710     166,351
Direct costs                              18,181      28,910      44,379      58,512      74,008
                                        --------    --------    --------    --------    --------
Gross profit                              22,213      34,303      53,342      77,198      92,343
Operating expenses                        24,573      36,741      58,428      85,262     102,282
                                        --------    --------    --------    --------    --------
Operating loss                            (2,360)     (2,438)     (5,086)     (8,064)     (9,939)
Equity in losses of
   unconsolidated affiliates                  --          --          --          --       6,550
Interest expense                             966       4,522       8,243      17,001      23,048
                                        --------    --------    --------    --------    --------
Loss before income taxes,
   extraordinary loss and
   cumulative effect of                   (3,326)     (6,960)    (13,329)    (25,065)    (39,537)
   accounting change
Provision for income taxes                    --          66          28         344         375
                                        --------    --------    --------    --------    --------
Loss before extraordinary loss
   and cumulative effect of
   accounting change                      (3,326)     (7,026)    (13,357)    (25,409)    (39,912)
Extraordinary loss (1)                     1,324          --       3,253          --          --
Cumulative effect of accounting
   change (2)                                 --          --          --         210          --
                                        --------    --------    --------    --------    --------
Net loss                                $ (4,650)   $ (7,026)   $(16,610)   $(25,619)   $(39,912)
                                        --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------

Per common share (basic and diluted):
  Loss before extraordinary
     loss and cumulative
     effect of accounting change        $   (.45)   $   (.96)   $  (1.40)   $  (2.25)   $  (3.45)
  Extraordinary loss                        (.18)         --        (.34)         --          --
  Cumulative effect of
     accounting change                        --          --          --        (.02)         --
                                        --------    --------    --------    --------    --------
  Net loss                              $   (.63)   $   (.96)   $  (1.74)   $  (2.27)   $  (3.45)
                                        --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------


OTHER DATA:
EBITDA (3)                              $  9,301    $ 15,898    $ 24,729    $ 35,696    $ 48,576
EBITDA margin (3)                           23.0%       25.1%       25.3%       26.3%       29.2%
Capital expenditures                    $ 43,521    $ 51,497    $ 84,256    $104,377    $ 69,660
Depreciation and amortization             11,661      18,336      29,815      43,760      55,215
Annualized EBITDA (4)                     11,250      18,246      27,290      39,090      55,536
Ratio of earnings to fixed
   charges (5)                                --          --          --          --          --
Ratio of long-term debt to
   annualized EBITDA (4)                   2.49x       3.15x       6.57x       4.67x       4.72x
Ratio of EBITDA to interest
   expense (3)                             9.63x       3.52x       3.00x       2.10x       2.11x

OPERATING DATA:
Guest Pay rooms served (6)
   On-demand                             119,680     209,487     358,842     484,070     581,893
   Scheduled                              65,351      58,720      41,403      27,781      14,913
                                        --------    --------    --------    --------    --------
      Total Guest Pay rooms              185,031     268,207     400,245     511,851     596,806
                                        --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------

Rooms with Nintendo-Registered
   Trademark- game systems (6)            69,806     163,879     322,903     448,969     546,324

Free-to-guest rooms served (6)           220,534     249,779     294,882     341,030     384,324
Total rooms served (6) (7)               314,184     388,088     516,348     613,407     703,325
Average monthly revenue per
   Guest Pay room:
     Movie revenue                      $  15.03    $  17.08    $  18.38    $  17.86    $  18.44
     Video game/information
       services                             1.01        2.21        2.93        3.28        3.62
                                        --------    --------    --------    --------    --------
      Total                             $  16.04    $  19.29    $  21.31    $  21.14    $  22.06
                                        --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------


LodgeNet Entertainment Corporation     15                      Form 10-K 1998

                                               AS OF DECEMBER 31,
                               ---------------------------------------------------
                                 1994      1995       1996       1997       1998
                               -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents      $ 4,302   $  2,252   $ 86,177   $  1,021   $  5,240
Total assets                    88,265    125,507    279,768    260,294    306,030
Long-term debt                  28,000     57,497    179,233    182,691    262,375
Total stockholders' equity      47,942     42,726     75,552     49,579     11,774

----------
(1) In 1994 -- loss on early termination of the Company's bank credit facility of $1.3 million. In 1996 -- loss on early redemption of 9.95% and 10.35% Senior Notes of $3.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

(2) Represents a charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs.

(3) EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth. EBITDA has been presented excluding equity in losses of unconsolidated affiliates and the restructuring charge for the ResNet merger in 1998.

(4) "Annualized EBITDA" represents the sum of the quarterly EBITDA for the two most recently completed fiscal quarters multiplied by two.

(5) Earnings is defined as net loss before income taxes, extraordinary items and fixed charges, except where capitalized. Fixed charges is defined as the portion of rental expense under operating leases representing interest, and interest, including amortization of debt expense, whether expensed or capitalized. Earnings were insufficient to cover fixed charges for the years ended December 31 by the amounts indicated:
      1994 -- $(3,326); 1995 -- $(6,960); 1996 -- $(13,329); 1997 --
      $(25,065); and 1998 -- $(38,799).

(6)   At end of year.

(7) Total rooms served include those rooms receiving one or more of the Company's services, including rooms served by international licensees.


LodgeNet Entertainment Corporation     16                      Form 10-K 1998

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings "Overview", "Business Strategy", "Strategic Initiatives", "Services and Products", "Operations", "Competition" and "Regulation", in
Item 3 under the heading "Legal Proceedings", and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in this Annual Report, the words "expects," "anticipates," "estimates," "believes," "no assurance" and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company's products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

                                    OVERVIEW

        LodgeNet is a specialized communications company which provides video on-demand, network-based video games, cable television programming and other interactive entertainment and information services to the lodging market utilizing its proprietary b-LAN system architecture.

LODGING SERVICES

        GUEST PAY SERVICES. Guest Pay services are purchased by guests on a per-view or hourly basis and include Guest Scheduled on-demand movies and network-based Nintendo video games. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of guest pay services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand Guest Pay service. It has been the Company's experience that rooms featuring the "on-demand" Guest Pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format. The following table sets forth information in regard to Guest Pay rooms installed as of December 31:

                       1996                  1997                 1998
                -----------------     -----------------     -----------------
                 Rooms        %        Rooms        %        Rooms        %
                -------     -----     -------     -----     -------     -----
Scheduled        41,403      10.3      27,781       5.4      14,913       2.5
On-demand       358,842      89.7     484,070      94.6     581,893      97.5
                -------     -----     -------     -----     -------     -----
   Total        400,245     100.0     511,851     100.0     596,806     100.0
                -------     -----     -------     -----     -------     -----
                -------     -----     -------     -----     -------     -----

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


LodgeNet Entertainment Corporation     17                      Form 10-K 1998

        The Company provides video games and interactive multimedia entertainment and information services including folio review, video check-out, guest satisfaction survey, advertising, and merchandising services through its guest pay systems. In 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark-video game playing system. During 1998, the Company entered into a new ten year non-exclusive license agreement with Nintendo to become the first provider of Nintendo 64 ("N64-Registered Trademark-") video games to the lodging industry. The Company anticipates the rollout of the N64 game technology to begin during the second quarter of 1999. The following table sets forth the number of guest pay rooms with game systems installed as of December 31:

                                            1996         1997         1998
                                          -------      -------      -------
Super Nintendo-Registered Trademark-
   game systems rooms                     322,903      448,969      546,324

        FREE-TO-GUEST SERVICES. In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room, which varies depending on incentive programs in effect from time to time from the programming networks. In April 1996, the Company entered into an agreement with PRIMESTAR Partners (since succeeded by PRIMESTAR, Inc. ("PRIMESTAR")) pursuant to which the Company was appointed as the exclusive third-party provider (other than partners in PRIMESTAR and their affiliated distributors) of the PRIMESTAR-Registered Trademark- DBS (digital direct broadcast satellite) signal to the lodging industry. Pursuant to this agreement, the Company pays a fee to PRIMESTAR for access to the PRIMESTAR DBS signal, which enables the Company to provide free-to-guest digital satellite programming to a broader segment of the lodging industry than can be cost-effectively served with traditional C-band satellite systems. The following table sets forth the number of free-to-guest rooms served as of December 31:

                                                1996       1997       1998
                                               -------    -------    -------
At hotels with Guest Pay services              178,779    246,054    288,979
At hotels with only free-to-guest services     116,103     94,976     95,345
                                               -------    -------    -------
    Total rooms with free-to-guest services    294,882    341,030    384,324
                                               -------    -------    -------
                                               -------    -------    -------

RESIDENTIAL SERVICES

        In January 1996, the Company formed ResNet for the purpose of extending the Company's proprietary b-LAN system architecture and operational expertise into the multi-family dwelling unit ("MDU") market. In October 1996, TCI Satellite Entertainment, Inc. (since succeeded by PRIMESTAR MDU, Inc. ("PRIMESTAR MDU")), agreed to invest up to $40 million in cash and satellite receiving equipment in ResNet in exchange for up to a 36.99% interest in ResNet and agreed to provide ResNet with long-term PRIMESTAR DBS signals for the MDU market on a nationwide basis.

        Effective November 30, 1998, the ResNet business was merged with two non-affiliated entities to form a new entity, Global Interactive Communications Corporation ("GICC"). The Company has a 30% equity interest in GICC, whose business will consist of providing cable television programming and telecommunications services to the MDU market. The agreement between ResNet and PRIMESTAR MDU mentioned in the preceding paragraph was terminated in conjunction with the ResNet merger transaction.

        The Company will account for its investment in GICC on the equity method of accounting for an investment. As a result of this accounting treatment, and because the Company expects that there is a high probability that GICC will operate at a loss for the foreseeable future as it pursues its business plan, the Company expects to recognize continuing losses in connection with its investment in GICC, which losses will be reflected as "equity in losses of unconsolidated affiliates" in the Company's operating statements.

        As of the date of this report, there is no public market for the securities of GICC, and there can be no assurance as to when any such market may develop. The financial and operating performance of GICC, the market acceptance for its securities and general market conditions, among other factors, are not subject to the Company's control and may each affect the value of the Company's investment in GICC. The Company has no continuing obligation to make any additional investments into GICC.

LodgeNet Entertainment Corporation     18                      Form 10-K 1998

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE ANALYSIS

        The Company's total revenue for 1998 increased 22.6%, or $30.6 million, in comparison to 1997. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

                                1997                        1998
                       ----------------------      ----------------------
                                      Percent                     Percent
                                     of Total                    of Total
                        Amount       Revenues       Amount       Revenues
                       --------      --------      --------      --------
Guest Pay              $116,276         85.7       $146,481         88.1
Free-to-guest             8,496          6.3          7,854          4.7
Other                    10,938          8.0         12,016          7.2
                       --------      --------      --------      --------
   Total               $135,710        100.0       $166,351        100.0
                       --------      --------      --------      --------
                       --------      --------      --------      --------

        GUEST PAY SERVICES. Guest Pay revenues increased 26.0%, or $30.2 million, in 1998 as compared to 1997. This increase is attributable to a 20.7% increase in the average number of installed Guest Pay rooms, all of which were installed with the Company's on-demand technology, and to a 4.4% increase in average monthly revenue per Guest Pay room. The following table sets forth information with respect to Guest Pay rooms for the years ended December 31:

                                                1997        1998
                                               ------      ------
Average monthly revenue per room:
   Movie revenue                               $17.86      $18.44
   Video game and other service revenue          3.28        3.62
                                               ------      ------
      Total per Guest Pay room                 $21.14      $22.06
                                               ------      ------
                                               ------      ------

        Average movie revenue per room, for all Guest Pay rooms, increased 3.2% from the prior year due to the combination of higher average buy rates and higher average movie prices, partially offset by a decline in hotel occupancy rates.

        Average video game and other service revenue per room, for all Guest Pay rooms, increased 10.4% from the prior year, primarily as a result of an increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

        FREE-TO-GUEST SERVICES. Free-to-guest revenues decreased 7.6%, or $642,000, in 1998 as compared to 1997. The decrease is primarily the result of a 6.5% decrease in the average number of rooms at hotels receiving only free-to-guest services during the period (although total rooms receiving free-to-guest services increased 12.7%).

        OTHER. Revenue from other sources includes cable television revenue generated by the residential services segment (which was $5,376,000 in 1998 compared to $2,700,000 in 1997), revenue from international license arrangements, and revenue from the sale of televisions, system equipment, and service parts and labor. The increase in 1998 from the prior year of $1.1 million, or 9.9%, is primarily due to increased cable television revenue generated by the residential services segment of $2.7 million, partially offset by decreased television sales of $1.3 million and decreased sales of system equipment.

LodgeNet Entertainment Corporation     19                      Form 10-K 1998

EXPENSE ANALYSIS

        DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                             1997         1998
                           --------     --------
Direct costs:
   Guest Pay               $ 45,632     $ 60,538
   Free-to-guest              5,663        6,373
   Other                      7,217        7,097
                           --------     --------
                           $ 58,512     $ 74,008
                           --------     --------
                           --------     --------

Gross profit margin:
   Guest Pay                  60.8%        58.7%
   Free-to-guest              33.3%        18.9%
   Other                      34.0%        40.9%
   Composite                  56.9%        55.5%

        Guest Pay direct costs increased 32.7% to $60.5 million in 1998 from $45.6 million in the prior year. Since Guest Pay direct costs (primarily studio and other license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of Guest Pay revenue, such costs increased from 39.2% in 1997 to 41.3% in 1998. The relative increase in Guest Pay direct costs as a percentage of revenue in 1998 as compared to the prior year is primarily the result of (i) an increase in the percentage of revenue from cable television services which generally earns a lower profit margin than on-demand services and (ii) higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys).

        Free-to-guest direct costs increased 12.5% to $6.4 million in 1998 from $5.7 million in the prior year. As a percentage of free-to-guest revenue, free-to-guest direct costs increased to 81.1% in 1998 from 66.7% in the prior year. The relative increase in free-to-guest direct costs as a percentage of revenue is due to increased signal carriage fees owed to PRIMESTAR under the agreement previously described and decreased incentive discounts realized from programming networks.

        Direct costs associated with other revenue decreased 1.7% to $7.1 million from $7.2 million in the prior year. As a percentage of related revenues, such direct costs decreased to 59.1% in 1998 from 66.0% in 1997, reflecting the effect of (i) increased cable television revenue generated by the residential services segment which generally earns a higher profit margin than the other sources of other revenue, and (ii) decreased sales of televisions which generally earn a lower profit margin than the other sources of other revenue.

        The Company's overall gross profit increased 19.6% in 1998 to $92.3 million on a 22.6% increase in revenues compared to 1997. The Company's overall gross profit margin was 55.5% in 1998 and 56.9% for the prior year.

        OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

                                               1997                      1998
                                       ---------------------     ---------------------
                                                    Percent                   Percent
                                                    of Total                  of Total
                                        Amount      Revenues      Amount      Revenues
                                       --------     --------     --------     --------
Operating expenses:
   Guest Pay operations                $ 20,785       15.3%      $ 25,167       15.1%
   Selling, general and                  20,717       15.3%        18,600       11.2%
      administrative
   Restructuring charge                      --          --         3,300        2.0%
   Depreciation and amortization         43,760       32.2%        55,215       33.2%
                                       --------     --------     --------     --------
      Total operating expenses         $ 85,262       62.8%      $102,282       61.5%
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

        Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential


LodgeNet Entertainment Corporation     20                       Form 10-K 1998
sites, which were $2.9 million in 1998 and $1.4 million in 1997, expenses related to Guest Pay operations increased 14.8%, or $2.9 million, in 1998 from $19.4 million in the previous year. This increase is primarily attributable to the 20.7% increase in average installed Guest Pay rooms in 1998 as compared to 1997, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest
Pay room, such expenses were $3.35 per month in 1998 as compared to $3.52 per month in 1997.

        Selling, general and administrative expenses (including $2.2 million and $1.8 million of expenses incurred by the residential services segment in 1998 and 1997, respectively) decreased 10.2%, or $2.1 million, in 1998 from $20.7 million in 1997. This decrease is primarily due to reduced legal expenses of $1.5 million resulting from the resolution of the Company's patent litigation matters. As a percentage of revenue, general and administrative expenses represented 11.2% of total revenue in 1998 as compared to 15.3% in 1997.

        The $3.3 million restructuring charge recorded in 1998 represents costs incurred related to the Company's merger of its ResNet business as previously described. Such costs include professional services fees, employee costs, and the write-off of certain capitalized software development costs.

        Depreciation and amortization expenses increased 26.2% to $55.2 million in 1998 from $43.8 million in the prior year. This increase is primarily attributable to the increase in the number of installed Guest Pay and game service equipped rooms previously described, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year. Additionally, increases in administrative and facility related assets, as well as an increase of $2.1 million related to the residential services segment ($3.6 million in 1998 compared to $1.5 million in 1997), have contributed to the increased depreciation and amortization.

        OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, increased to $9.9 million in 1998 from $8.1 million in 1997. Excluding the results of ResNet, the Company's operating loss was $807,000 in 1998 and $5.0 million in 1997.

        EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. The Company obtained equity interests in two entities during 1998. First, the Company acquired a 10% interest in Across Media Networks, LLC ("AMN"), a company engaged in the creation and distribution of digitally produced on-screen content for television and the Internet. The Company has applied the equity method of accounting for this investment to reflect the fact that the Company has had certain financing obligations to AMN. Losses of $5.8 million related to this investment were recorded in 1998. Second, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's 1998 loss was $738,000.

        INTEREST EXPENSE. Interest expense, net of interest income, increased to $23.0 million in 1998 from $17.0 million in 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business. The average principal amount of long-term debt outstanding during 1998 was approximately $236.4 million (at a weighted average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $183.4 million (at a weighted average interest rate of approximately 10.3%) during 1997.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the issuance of EITF Issue 97-13 related to accounting for certain business reengineering costs, the Company recorded a charge of $210,000 in 1997 to write-off previously capitalized costs, in accordance with the new accounting pronouncement.

        NET LOSS. For the reasons previously described, the Company's net loss increased to $39.9 million in 1998 from a net loss of $25.6 million in the prior year.

        EBITDA. As a result of increasing revenues from guest pay services, and the other factors previously described, EBITDA ("Earnings Before
Interest, Income Taxes and Depreciation and Amortization") excluding the restructuring charge related to the ResNet merger and equity in losses of unconsolidated affiliates increased 36.1% to $48.6 million in 1998 as compared to $35.7 million in 1997. As a percentage of total revenue, EBITDA excluding the restructuring charge increased to 29.2% in 1998 as compared to 26.3% in 1997. Excluding the results of ResNet, EBITDA was $50.8 million in 1998 and $37.3 million in 1997. As a percentage of revenue, EBITDA was 31.6% in 1998 and 28.0% in 1997, excluding the results of ResNet. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare


LodgeNet Entertainment Corporation     21                       Form 10-K 1998
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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUE ANALYSIS

        The Company's total revenue for 1997 increased 38.9%, or $38.0 million, in comparison to 1996. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

                                   1996                      1997
                           ---------------------     ---------------------
                                        Percent                   Percent
                                        of Total                  of Total
                            Amount      Revenues      Amount      Revenues
                           --------     --------     --------     --------
Guest Pay                  $ 84,504        86.5      $116,276        85.7
Free-to-guest                 8,645         8.8         8,496         6.3
Other                         4,572         4.7        10,938         8.0
                           --------     --------     --------     --------
   Total                   $ 97,721       100.0      $135,710       100.0
                           --------     --------     --------     --------
                           --------     --------     --------     --------

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

                                                   1996         1997
                                                  -------      -------
Average monthly revenue per room:
   Movie revenue                                  $ 18.38      $ 17.86
   Video game and other service revenue              2.93         3.28
                                                  -------      -------
      Total per Guest Pay room                    $ 21.31      $ 21.14
                                                  -------      -------
                                                  -------      -------

        Average movie revenue per room, for all Guest Pay rooms, decreased 2.8% from the prior year due to the combination of lower average buy rates and lower average hotel occupancy, partially offset by increased average movie prices and the comparative increase in the proportion of on-demand rooms.

        Average video game and other service revenue per room, for all Guest Pay rooms, increased 11.9% from the prior year, primarily as a result of an increase in the number of rooms with information and other services installed. Average monthly video game revenue per room was $2.25 and $2.26 during 1997 and 1996, respectively.

        FREE-TO-GUEST SERVICES. Free-to-guest revenues decreased 1.7%, or $149,000, in 1997 as compared to 1996. This decrease is the result of the combination of an 18.2% decrease in the number of rooms receiving only free-to-guest services from 1996, offset by increasing revenue per room resulting from additional programming services taken by hotels, as well as programming price increases.

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


LodgeNet Entertainment Corporation     22                       Form 10-K 1998

EXPENSE ANALYSIS

         DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                             1996         1997
                           --------     --------
Direct costs:
   Guest Pay               $ 33,981     $ 45,632
   Free-to-guest              6,784        5,663
   Other                      3,614        7,217
                           --------     --------
                           $ 44,379     $ 58,512
                           --------     --------
                           --------     --------

Gross profit margin:
   Guest Pay                  59.8%        60.8%
   Free-to-guest              21.5%        33.3%
   Other                      21.0%        34.0%
   Composite                  54.6%        56.9%

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

        Direct costs associated with other revenue increased 99.7% to $7.2 million from $3.6 million in the prior year. As a percentage of related revenues, such direct costs decreased to 66.0% in 1997 from 79.0% in 1996, reflecting the effect of (i) increased cable television revenue generated by the residential services segment, (ii) increased system equipment sales and revenue from service parts and labor, both of which have higher margins than the other sources of other revenue, and (iii) increased revenue generated under international license arrangements.

        The Company's overall gross profit increased 44.7% in 1997 to $77.2 million on a 38.9% increase in revenues compared to 1996. The Company's overall gross profit margin was 56.9% in 1997 and 54.6% for the prior year.

        OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

                                               1996                      1997
                                       ---------------------     ---------------------
                                                    Percent                   Percent
                                                    of Total                  of Total
                                        Amount      Revenues      Amount      Revenues
                                       --------     --------     --------     --------
Operating expenses:
   Guest Pay operations                $ 15,032       15.4%      $ 20,785       15.3%
   Selling, general and                  13,581       13.9%        20,717       15.3%
      administrative
   Depreciation and amortization         29,815       30.5%        43,760       32.2%
                                       --------     --------     --------     --------
      Total operating expenses         $ 58,428       59.8%      $ 85,262       62.8%
                                       --------     --------     --------     --------
                                       --------     --------     --------     --------

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


LodgeNet Entertainment Corporation     23                       Form 10-K 1998
average installed Guest Pay rooms in 1997 as compared to 1996, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed guest pay room, such expenses were $3.52 per month in 1997 as compared to $3.79 per month in 1996.

        Selling, general and administrative expenses increased 52.5%, or $7.1 million in 1997 from $13.6 million in the prior year. This increase reflects the effect of substantially increased legal expenses, an increase in the number of development and administrative personnel, increased facilities-related expenses, and an increase of $1.8 million related to the residential services segment. As a percentage of revenue, general and administrative expenses represented 15.3% of total revenue in 1997 as compared to 13.9% in the year earlier period.

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

        INTEREST EXPENSE. Interest expense, net of interest income, increased to $17.0 million in 1997 from $8.2 million in 1996 due to increases in long-term debt to fund the Company's continuing expansion of its businesses. The average principal amount of long-term debt outstanding during 1997 was approximately $183.4 million (at a weighted average interest rate of approximately 10.3%) as compared to an average principal amount outstanding of approximately $65.4 million (at a weighted average interest rate of approximately 10.0%) during 1996.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the issuance of EITF Issue 97-13 related to accounting for certain business reengineering costs, the Company recorded a charge of $210,000 in 1997 to write-off previously capitalized costs, in accordance with the new accounting pronouncement.

        NET LOSS. For the reasons previously discussed, the Company's net loss increased to $25.6 million in 1997 from a net loss of $16.6 million in the prior year.

         EBITDA. As a result of increasing revenues from guest pay services, and the other factors previously discussed, EBITDA increased 44.3% to $35.7 million in 1997 as compared to $24.7 million in 1996. EBITDA as a percentage of total revenue increased to 26.3% in 1997 as compared to 25.3% in 1996.

SEASONALITY

        The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital expenditures required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1998, capital expenditures were $69.7 million (of which $14.2 million was incurred by ResNet) and net cash provided by operating activities was $13.2 million (after the reduction of net cash used in operating activities of $5.0 million from ResNet). Capital expenditures were $104.4 million during 1997 (of which approximately
$16.8 million was incurred by ResNet), and net cash provided by operating activities was $16.7 million (after the reduction of net cash used in operating activities of $3.5 million from ResNet).

        Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures between approximately $50 to $60 million in 1999. In addition, the Company's cash requirements during 1999 and 2000 are expected to include (i) payments to OCC in connection with the settlement of the litigation between the Company and


LodgeNet Entertainment Corporation     24                       Form 10-K 1998

OCC in equal amounts of $5.85 million on each of July 15, 1999 and July 15, 2000 pursuant to the terms of the multiple cross licenses and (ii) deferred purchase payments of up to $1 million in each of 1999 and 2000 in connection with the Company's acquisition of Connect Group Corporation. Pursuant to an agreement reached with PRIMESTAR, the Company may purchase the 5% equity interest in GICC currently held by PRIMESTAR during 1999, at a cash price of up to $5.4 million in certain circumstances. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

         On February 25, 1999, the Company amended and restated its existing bank credit facility. This amended facility consists of a $150 million secured bank credit facility which combines a $75 million term loan ("Term Loan") and a $75 million revolving loan facility ("Revolving Loan"). Proceeds under the Term Loan were used to repay amounts outstanding under the revolving loan facility that existed prior to the amendment and restatement. Minimum required repayments of borrowings under the Term Loan for the respective years are (in thousands of dollars): 2001 -- $15,000; 2002 -- $18,750; 2003 -- $18,750; 2004 -- $22,500.

        As previously described, effective November 30, 1998, the Company contributed its interest in the ResNet business to GICC. The Company has no continuing obligation to fund any of GICC's operating and/or investing activities. During 1998, the Company provided $19.3 million to fund ResNet's operating and investing activities, all of which funding occurred prior to November 30, 1998.

        The Company believes that its operating cash flows and borrowings available under the Revolving Loan will be sufficient to fund the Company's future growth as contemplated under its current business plan, depending on the rate of the Company's growth and other factors. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

YEAR 2000 INFORMATION

        The Company is engaged in a comprehensive review of internal computer systems and software and external business relationships in regard to Year 2000 issues.

        STATE OF READINESS. The Company has a project team comprised of key members from cross-organization departments. The team's objectives are to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Internally, the Company has nearly completed its efforts to identify the computer hardware and software that is used both at its in-house facilities as well as at its hotel properties. Research and testing of these systems for Year 2000 compliance is underway. The Company expects to substantially complete its research and testing of internal computer hardware and software by the end of the second quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues is in progress and is estimated for completion by the end of the third quarter of 1999.

        Externally, the Company is working to identify third party business relationships that are impacted by the Year 2000 issue. Research and review of these relationships is underway including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses. The Company expects to complete its review of third party relationships by the end of the second quarter of 1999, although no assurance can be given as to the Year 2000 remediation of third parties.

        COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Incremental costs are expected to be comprised primarily of costs to purchase software upgrades and hardware. Additionally, external consulting, programming and training costs may be incurred. Estimated costs of Year 2000 compliance are not fully determined at this time. The Company expects to incur less than $500,000 in aggregate out-of-pocket costs in 1998 and 1999 to complete its Year 2000 compliance program, excluding the cost of internal staffing. As of December 31, 1998, the Company has incurred out-of-pocket costs totaling $185,000 toward Year 2000 compliance efforts. Such funds have been provided from the Company's bank credit facility. Although the Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be greater than $500,000.


LodgeNet Entertainment Corporation     25                       Form 10-K 1998

        RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company is highly dependent upon its own information technology systems and those of its suppliers and customers. The Company's or a third party's failure to correct a material Year 2000 problem could result in a failure of or interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise.

        CONTINGENCY PLANS. The Company has not yet completed specific contingency plans for Year 2000 issues. The Company is in the process of identifying the most reasonably likely worst-case scenarios, so that it may attempt to secure alternate vendors and service providers for these functions as well as to develop alternative systems which could be used to process data.

        While the Company anticipates achieving Year 2000 compliance in a timely manner, there can be no assurance that all processes will be compliant, that there will be no significant delay or loss of revenues, or that no material supply sources will be interrupted. However, the Company believes that its planning and action efforts will help reduce any loss or disruption.

MARKET RISK DISCLOSURES

        The Company's bank credit facility described in Note 9 to the financial statements as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations carries interest rate risk. Amounts borrowed under this facility are subject to interest rates based on the lender's base rate of either the prime interest rate or the eurodollar rate. Should the lender's base rate change, the Company's interest expense will increase or decrease accordingly. As of December 31, 1998, the Company had borrowed approximately $76.5 million subject to interest rate risk. On this amount, a 1% increase in the lender's base interest rate would cost the Company $765,000 in additional gross interest expense on an annual basis.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


LodgeNet Entertainment Corporation     26                       Form 10-K 1998

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

                                     PART IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES -- Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 1998 included herein.

(b) REPORTS ON FORM 8-K -- During the quarter ended December 31, 1998, the Company filed one report on Form 8-K, dated December 15, 1998, reporting on the transfer of the ResNet business to GICC.

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

4.4 First Supplemental Indenture dated October 15, 1998, among LodgeNet Entertainment Corporation and Marine Midland Bank, as trustee, to the Indenture dated December 19, 1996 (see Exhibit 4.2)

10.1 Form of Employment Agreement between the Company and each of Tim C. Flynn and Scott C. Petersen (1)

10.2    Form of Agreement between the Company and each of David M. Bankers, John
        M. O'Haugherty, Douglas D. Truckenmiller and Steven D. Truckenmiller (1)

10.3 LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective August 15, 1996) (8)

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

10.9 Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O'Haugherty (2)

10.10 Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (2)


LodgeNet Entertainment Corporation     27                       Form 10-K 1998

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

10.21 Standstill Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.22 Stockholders' Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.23 Subscription Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.24 First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (8)

10.25 Exchange Agreement, dated November 30, 1998, among Shared Technologies Communications Corporation, Interactive Cable Systems, Inc., ResNet Communications, LLC, ResNet Communications, Inc. and Global Interactive Technologies Corporation (9)

10.26 Stockholders Agreement dated November 30, 1998, by and among Global Interactive Technologies Corporation, Shared Technologies Communications Corporation, Interactive Cable Systems, Inc. and ResNet Communications, LLC (9)

10.27 Consent and Restructuring Agreement dated November 6, 1998, by and among ResNet Communications, LLC, ResNet Communications, Inc., and PrimeStar MDU

10.28 Second Amended and Restated Credit Agreement dated as of February 25, 1999, by and among LodgeNet Entertainment Corporation, National Westminster Bank Plc, BankBoston, N.A., Morgan Stanley Senior Funding, Inc. and the Lenders Named Therein


LodgeNet Entertainment Corporation     28                       Form 10-K 1998

10.29 Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. +

12.1    Statement Regarding Computation of Ratios

21.1    Subsidiaries of the Company (10)

23.1    Consent of Independent Public Accountants

---------

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

(9) Incorporated by Reference to the Form 8-K as filed with the Securities and Exchange Commission, December 15, 1998.

(10) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, March 25, 1998.


LodgeNet Entertainment Corporation     29                       Form 10-K 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 25, 1999.

                                       LodgeNet Entertainment Corporation


                                  By:      /s/ SCOTT C. PETERSEN
                                       ---------------------------------------
                                       Scott C. Petersen, President and
                                       Chief Executive Officer


LodgeNet Entertainment Corporation     30                       Form 10-K 1998

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                   DATE
        ---------                      -----                   ----

/s/ SCOTT C. PETERSEN      President and Chief Executive    March 25, 1999
------------------------   Officer, Director (Principal
Scott C. Petersen          Executive Officer)


/s/ JEFFREY T. WEISNER     Senior Vice President            March 25, 1999
------------------------   Chief Financial Officer
Jeffrey T. Weisner         (Principal Financial
                           Officer)

/s/ RONALD W. PIERCE       Vice President and Corporate     March 25, 1999
------------------------   Controller (Principal
Ronald W. Pierce           Accounting Officer)


/s/ TIM C. FLYNN           Chairman of the Board            March 25, 1999
------------------------   and Director
Tim C. Flynn

/s/ DAVID AUSTAD           Director                         March 25, 1999
------------------------
David Austad


/s/ LAWRENCE FLINN, JR.    Director                         March 25, 1999
------------------------
Lawrence Flinn, Jr.


/s/ RICHARD R. HYLLAND     Director                         March 25, 1999
------------------------
Richard R. Hylland


/s/ R. F. LEYENDECKER      Director                         March 25, 1999
------------------------
R. F. Leyendecker


LodgeNet Entertainment Corporation     31                       Form 10-K 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
Report of Independent Public Accountants ................................  F - 2
Consolidated Balance Sheets as of December 31, 1997 and 1998 ............  F - 3
Consolidated Statements of Operations --
Three Years Ended December 31, 1998 .....................................  F - 4
Consolidated Statements of Stockholders' Equity --
Three Years Ended December 31, 1998 .....................................  F - 5
Consolidated Statements of Cash Flows --
Three Years Ended December 31, 1998 .....................................  F - 6
Notes to Consolidated Financial Statements ..............................  F - 7

                          INDEX TO FINANCIAL SCHEDULES

Report of Independent Public Accountants on Schedule ....................  F - 22
Schedule II -- Valuation and Qualifying Accounts ........................  F - 23


LodgeNet Entertainment Corporation     F - 1                      Form 10-K 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To LodgeNet Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 12, 1999 (except
for Note 9, as to which the
date is February 25, 1999)


LodgeNet Entertainment Corporation     F - 2                      Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                            December 31,
                                                                    --------------------------
                                                                       1997            1998
                                                                    ----------      ----------
                       Assets
Current assets:
   Cash and cash equivalents                                        $   1,021       $   5,240
   Accounts receivable, net of allowance for doubtful accounts         21,835          27,586
   Prepaid expenses and other                                           3,457           6,086
                                                                    ----------      ----------
      Total current assets                                             26,313          38,912

Property and equipment, net of accumulated depreciation               218,948         209,437
Investments in and advances to unconsolidated affiliates                   --          32,701
Debt issuance costs, net of accumulated amortization                    7,641           6,637
Other assets, net                                                       7,392          18,343
                                                                    ----------      ----------
                                                                    $ 260,294       $ 306,030
                                                                    ----------      ----------
                                                                    ----------      ----------

          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                 $  16,792       $  13,705
   Current maturities of long-term debt                                   705           5,718
   Accrued expenses                                                     8,148           9,410
   Deferred revenue                                                     2,069           2,318
                                                                    ----------      ----------
      Total current liabilities                                        27,714          31,151

Long-term debt                                                        182,691         262,375
Minority interest in consolidated subsidiary                              310             730
                                                                    ----------      ----------
   Total liabilities                                                  210,715         294,256
                                                                    ----------      ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 11,322,058 and
      11,942,387 shares outstanding at December 31,
      1997 and 1998, respectively                                         113             119
   Additional paid-in capital                                         120,792         123,706
   Accumulated other comprehensive loss                                  (699)         (1,512)
   Accumulated deficit                                                (70,627)       (110,539)
                                                                    ----------      ----------
      Total stockholders' equity                                       49,579          11,774
                                                                    ----------      ----------
                                                                    $ 260,294       $ 306,030
                                                                    ----------      ----------
                                                                    ----------      ----------





              The accompanying notes are an integral part of these
                          consolidated balance sheets.


LodgeNet Entertainment Corporation     F - 3                      Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts, except per share amounts, in thousands)

                                                                            Years Ended December 31,
                                                             ---------------------------------------------------
                                                                 1996               1997               1998
                                                             -------------      -------------      -------------
Revenues:
   Guest Pay                                                 $     84,504       $    116,276       $    146,481
   Free-to-guest                                                    8,645              8,496              7,854
   Other                                                            4,572             10,938             12,016
                                                             -------------      -------------      -------------
      Total revenues                                               97,721            135,710            166,351
                                                             -------------      -------------      -------------

Direct costs:
   Guest Pay                                                       33,981             45,632             60,538
   Free-to-guest                                                    6,784              5,663              6,373
   Other                                                            3,614              7,217              7,097
                                                             -------------      -------------      -------------
      Total direct costs                                           44,379             58,512             74,008
                                                             -------------      -------------      -------------

Gross profit                                                       53,342             77,198             92,343
                                                             -------------      -------------      -------------

Operating expenses:
   Guest Pay operations                                            15,032             20,785             25,167
   Selling, general and administrative                             13,581             20,717             18,600
   Restructuring charge (Note 3)                                       --                 --              3,300
   Depreciation and amortization                                   29,815             43,760             55,215
                                                             -------------      -------------      -------------
      Total operating expenses                                     58,428             85,262            102,282
                                                             -------------      -------------      -------------

Operating loss                                                     (5,086)            (8,064)            (9,939)
Equity in losses of unconsolidated affiliates                          --                 --              6,550
Interest expense, net                                               8,243             17,001             23,048
                                                             -------------      -------------      -------------
Loss before income taxes, extraordinary loss, and
   cumulative effect of change in accounting principle            (13,329)           (25,065)           (39,537)
Provision for income taxes                                             28                344                375
                                                             -------------      -------------      -------------
Loss before extraordinary loss and cumulative
   effect of change in accounting principle                       (13,357)           (25,409)           (39,912)
Extraordinary loss (Note 15)                                        3,253                 --                 --
Cumulative effect of change in accounting principle
   (Note 16)                                                           --                210                 --
                                                             -------------      -------------      -------------
Net loss                                                     $    (16,610)      $    (25,619)      $    (39,912)
                                                             -------------      -------------      -------------
                                                             -------------      -------------      -------------
Per common share (basic and diluted):
   Loss before extraordinary loss and cumulative
      effect of change in accounting principle               $      (1.40)      $      (2.25)      $      (3.45)
   Extraordinary loss                                               (0.34)                --                 --
   Cumulative effect of change in accounting principle                 --              (0.02)                --
                                                             -------------      -------------      -------------
   Net loss                                                  $      (1.74)      $      (2.27)      $      (3.45)
                                                             -------------      -------------      -------------
                                                             -------------      -------------      -------------

Weighted average shares outstanding (basic and diluted)         9,570,779         11,271,064         11,579,457
                                                             -------------      -------------      -------------
                                                             -------------      -------------      -------------





             The accompanying notes are an integral part of these
                      consolidated financial statements.


LodgeNet Entertainment Corporation     F - 4                      Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                                                                      Accumulated
                                              Common Stock           Additional                           Other
                                       -----------------------        Paid-in         Accumulated     Comprehensive
                                         Shares         Amount        Capital           Deficit            Loss            Total
                                       ----------       ------      ------------      ------------    -------------     ------------
Balance, December 31, 1995              7,352,113       $   74      $    71,234       $   (28,398)      $    (184)      $    42,726
   Issuance of common stock             3,680,000           36           44,599                --              --            44,635
   Common stock option activity            93,256            1               34                --              --                35
   Comprehensive loss:
       Net loss                                --           --               --           (16,610)             --           (16,610)
       Foreign currency
          translation adjustment               --           --               --                --              94                94
                                                                                                                        -----------
       Comprehensive loss                                                                                                   (16,516)
   Change of interest in
      subsidiary                               --           --            4,672                --              --             4,672
                                       ----------       ------      ------------      ------------    -------------     ------------
Balance, December 31, 1996             11,125,369          111          120,539           (45,008)            (90)           75,552
   Common stock option activity           196,689            2              332                --              --               334
   Comprehensive loss:
       Net loss                                --           --               --           (25,619)             --           (25,619)
       Foreign currency
          translation adjustment               --           --               --                --            (609)             (609)
                                                                                                                        -----------
       Comprehensive loss                                                                                                   (26,228)
   Change of interest in
      subsidiary                               --           --              (79)               --              --               (79)
                                       ----------       ------      ------------      ------------    -------------     ------------
Balance, December 31, 1997             11,322,058          113          120,792           (70,627)           (699)           49,579
   Issuance of common stock               350,000            3            3,081                --              --             3,084
   Common stock option activity           270,329            3              253                --              --               256
   Comprehensive loss:
       Net loss                                --           --               --           (39,912)             --           (39,912)
       Foreign currency
          translation adjustment               --           --               --                --            (813)             (813)
                                                                                                                        -----------
       Comprehensive loss                                                                                                   (40,725)
   Change of interest in
      subsidiary                               --           --             (420)               --              --              (420)
                                       ----------       ------      ------------      ------------    -------------     ------------
Balance, December 31, 1998             11,942,387       $  119      $   123,706       $  (110,539)      $  (1,512)      $    11,774
                                       ----------       ------      ------------      ------------    -------------     ------------
                                       ----------       ------      ------------      ------------    -------------     ------------





             The accompanying notes are an integral part of these
                       consolidated financial statements.


LodgeNet Entertainment Corporation     F - 5                      Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                   Years Ended December 31,
                                                         ------------------------------------------
                                                            1996            1997            1998
                                                         ----------      ----------      ----------
Operating activities:
   Net loss                                              $ (16,610)      $ (25,619)      $ (39,912)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                         29,815          43,760          55,215
      Gain on sale of property and equipment                    --              --            (309)
      Non-cash portion of extraordinary loss                   434              --              --
      Non-cash portion of restructuring charge                  --              --             840
      Equity in losses of unconsolidated affiliates             --              --           6,550
      Change in operating assets and liabilities:
         Accounts receivable                                (6,278)         (3,288)         (6,157)
         Prepaid expenses and other                           (473)         (1,138)         (2,659)
         Accounts payable                                    1,864           1,053          (2,770)
         Accrued expenses and deferred revenue               1,433           1,524           1,677
         Other                                                (623)            361             768
                                                         ----------      ----------      ----------
Net cash provided by operating activities                    9,562          16,653          13,243
                                                         ----------      ----------      ----------

Investing activities:
   Property and equipment additions                        (84,256)        (96,290)        (68,733)
   Proceeds from sale of property and equipment                 --              --             412
   Business acquisitions                                        --          (8,087)           (927)
   Investment in unconsolidated affiliates                      --              --          (8,330)
   Proceeds from sale of interest in subsidiary              5,396              --              --
                                                         ----------      ----------      ----------
Net cash used for investing activities                     (78,860)       (104,377)        (77,578)
                                                         ----------      ----------      ----------

Financing activities:
   Proceeds from long-term debt                            150,000              --           1,000
   Repayments of long-term debt                            (33,095)           (583)         (6,148)
   Borrowings under revolving credit facility               55,958           3,000          73,500
   Repayments of revolving credit facility                 (55,958)             --              --
   Debt issuance costs                                      (7,969)           (141)             --
   Proceeds from issuance of common stock                   44,635              --              --
   Stock issuance costs                                       (477)             --              --
   Stock option activity                                        35             334             256
                                                         ----------      ----------      ----------
Net cash provided by financing activities                  153,129           2,610          68,608
                                                         ----------      ----------      ----------

Effect of exchange rates on cash                                94             (42)            (54)
                                                         ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents            83,925         (85,156)          4,219
Cash and cash equivalents at beginning of period             2,252          86,177           1,021
                                                         ----------      ----------      ----------

Cash and cash equivalents at end of period               $  86,177       $   1,021       $   5,240
                                                         ----------      ----------      ----------
                                                         ----------      ----------      ----------





             The accompanying notes are an integral part of these
                     consolidated financial statements.


LodgeNet Entertainment Corporation     F - 6                      Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

        LodgeNet Entertainment Corporation ("LodgeNet" or the "Company") and its wholly-owned Canadian subsidiary assemble, install and operate guest pay movie systems and provide cable television programming, network-based video games and other interactive entertainment and information systems to the lodging industry, primarily in the United States and Canada. ResNet Communications, Inc. ("ResNet Inc."), a wholly-owned subsidiary of the Company, was the majority owner of ResNet Communications, LLC ("ResNet LLC") until November 30, 1998, at which time ResNet LLC was merged with two other entities to form a new entity (see Note 3). ResNet LLC installed and operated private cable television systems in multi-family residential properties nationwide.

        The Company's operating performance and outlook are strongly influenced by such factors as overall occupancy levels, guest demographics, and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's systems, the number and type of guest pay product offerings, the popularity and availability of programming, and competitive factors.

        The rapid growth of the Company's business has required capital resources in excess of operating cash flows. While the Company's working capital, operating cash flows and its revolving credit facility are expected to be sufficient to fund its growth, the Company may, depending on its rate of growth, require additional growth capital in subsequent years.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, and ResNet Inc. Affiliated companies in which LodgeNet does not have a controlling interest are accounted for using the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.

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


LodgeNet Entertainment Corporation     F - 7                     Form 10-K 1998

        PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, including certain payroll costs related to the installation of new systems. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred. Depreciation of guest pay and free-to-guest systems begins when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to any equipment. Depreciation and amortization are computed using the straight-line method over the following useful lives:

                                        Years
                                        -----
          Buildings                      30
          Guest Pay systems:
             System components          5 - 7
             In-room equipment          2 - 5
          Free-to-guest systems         5 - 7
          Other equipment               3 - 10

        SOFTWARE DEVELOPMENT -- The Company has capitalized certain costs of developing software for its guest pay systems in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system's estimated useful life, not to exceed five years. Guest pay system development costs capitalized were $1,616,000, $2,100,000 and $2,405,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Amortization of such costs was $599,000, $797,000 and $1,138,000 for the years ended December 31, 1996,
1997 and 1998, respectively. The Company charged $216,000, $410,000, and $252,000 to operations during the years ended December 31, 1996, 1997 and 1998, respectively, related to research and development activities.

        REVENUE RECOGNITION -- Revenue and related costs are recognized when services are rendered. The Company has obtained certain programming agreements which provide for the receipt of low-cost programming in the earlier years of such agreements. The Company's policy is to record the costs of such programming on a straight-line basis. During 1997, the Company entered into a new long term agreement with a major programming source, superseding a previous programming agreement. As a result, the recognition of approximately $1.2 million of previously deferred programming cost reductions was accelerated in 1997. At December 31, 1996, 1997 and 1998 the Company had recorded deferred cost reductions relating to such agreements of $1,835,000, $450,000 and $85,000, respectively.

        CONCENTRATION OF CREDIT RISKS AND CUSTOMER DATA -- The Company has derived virtually all of its revenue from entities in the lodging industry, however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $800,000 at December 31, 1997 and 1998. The provision for doubtful accounts was $922,000 in 1996, $820,000 in 1997, and $848,000 in 1998.

        INCOME TAXES -- The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

        COMPREHENSIVE INCOME -- During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which is comprised of net income and foreign currency translation adjustments, in the consolidated statement of stockholders' equity. Comprehensive income amounts in prior years' financial statements have been restated to conform to the requirements of SFAS No. 130.


LodgeNet Entertainment Corporation     F - 8                    Form 10-K 1998

        LOSS PER SHARE COMPUTATION -- During 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 changes the manner in which earnings per share ("EPS") are calculated and presented. The new standard requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Weighted average options on 1,458,839, 1,597,331, and 1,736,333 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for the years ended December 31, 1996, 1997, and 1998, respectively.

        STOCK-BASED COMPENSATION -- The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with SFAS No. 123, is disclosed on a pro forma basis in
Note 12.

        STATEMENTS OF CASH FLOWS -- Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less. Cash paid for interest was $7,870,000, $17,828,000, and $21,633,000 during the years ended December 31, 1996, 1997, and
1998, respectively. Equipment acquired under capital lease arrangements totaled $1,002,000, $1,106,000, and $885,000 during the years ended December 31, 1996,
1997, and 1998, respectively. During 1998, non-cash activities included the acquisition of license rights valued at $15,709,000 in exchange for notes payable issued by the Company (see Note 10) and the issuance of 350,000 common shares valued at $3,084,000 as part of an acquisition completed during the year (see Note 4).

        RECLASSIFICATIONS -- Certain items in the consolidated financial statements have been reclassified to conform to 1998 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

NOTE 3 -- RESNET MERGER

        Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet LLC"), were merged with two non-affiliated entities to form a new entity, Global Interactive Communications Corporation ("GICC"). GICC's business will consist of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for (i) a 30% equity interest in GICC, and (ii) notes receivable totaling $10.8 million. In addition, the Company advanced GICC $1.5 million under the terms of a secured note agreement. The notes receivable consist of four separate instruments as follows:

        SENIOR TERM NOTE - The Company loaned $1.5 million to GICC under this note. Subject to certain extension and default provisions contained in the agreement, the note is due May 30, 1999. Interest is charged at a rate of 10% and is also due May 30, 1999. The note, along with GICC's other senior indebtedness, is secured by substantially all of the assets of GICC.

        JUNIOR TERM NOTE - The Company loaned $2.9 million to GICC under this note. Subject to certain extension and default provisions contained in the agreement, the note is due May 30, 1999. Interest is charged at a rate of 10% and is also due May 30, 1999. The note ranks consistent with GICC's senior indebtedness in terms of security.

        CAPITAL ADVANCE NOTE - The Company loaned $3.0 million to GICC under this note. Beginning in June 1999, four quarterly installments of $750,000 (plus accrued interest charged at a rate of 10%) are required. The capital advance note is subordinate to the senior and junior term notes described above.


LodgeNet Entertainment Corporation     F - 9                    Form 10-K 1998

        CAPITAL LEASE AGREEMENT - GICC acquired equipment valued at $4.9 million in exchange for a capital lease note. The note requires GICC to make 60 equal monthly payments of $106,000. The note is secured by the assets subject to the capital lease agreement.

        In connection with this transaction, the Company incurred $3.3 million of costs during the fourth quarter including professional services fees, employee costs, and the write-off of certain capitalized software development costs. These costs are reported as a restructuring charge in the 1998 consolidated statement of operations. The Company's interest in GICC approximated its proportionate share of the independently appraised value of GICC. Accordingly, no gain or loss was recognized as a result of this transaction. As more fully described in Note 14, the Company may be required to acquire an additional 5% of GICC in 1999.

NOTE 4 -- ACQUISITION

        In October 1998, the Company completed the acquisition of Connect Group Corporation ("CGC"), in exchange for initial consideration of approximately $4.0 million, including acquisition costs, consisting of $927,000 and 350,000 shares of LodgeNet common stock. CGC developed technology that the Company intends to use to provide high speed Internet access to hotel guests and operators. The acquisition has been accounted for as a purchase and the excess of the initial consideration over the fair value of CGC's net assets of approximately $4.0 million has been recorded as an intangible asset and is being amortized on a straight-line basis over 10 years. The pro forma results for 1996, 1997 and 1998, assuming the transaction had been made as of the beginning of those years, would not be materially different from reported results.

        In addition to the approximate $4.0 million of initial consideration, the purchase agreement contains provisions for additional consideration to be paid to the selling shareholders contingent on the performance of the acquired technology in its application to the lodging industry. Depending on the performance of the technology, as defined in the purchase agreement, the Company may have to provide additional consideration of up to $1,000,000 on both the first and second anniversary dates of the transaction.

NOTE 5 -- PROPERTY AND EQUIPMENT, NET

Property and equipment was comprised as follows at (in thousands of dollars):

                                                     December 31,
                                              -------------------------
                                                  1997           1998
                                              ----------     ----------
          Land, building and equipment        $  40,051      $  48,105
          Free-to-guest equipment                11,855         16,237
          Cable television equipment             13,877             --
          Guest pay systems:
             Installed                          220,778        257,980
             System components                   30,720         24,933
             Software costs                       8,053          8,640
                                              ----------     ----------
                Total                           325,334        355,895
          Less - depreciation and              (106,386)      (146,458)
             amortization
                                              ----------     ----------
          Property and equipment, net         $ 218,948      $ 209,437
                                              ----------     ----------
                                              ----------     ----------


LodgeNet Entertainment Corporation     F - 10                    Form 10-K 1998

NOTE 6 -- INVESTMENTS IN AFFILIATES

        The Company obtained equity interests in two entities during 1998. First, in February 1998, the Company acquired a 10% interest in Across Media Networks, LLC ("AMN"), a company engaged in the creation and distribution of digitally produced on-screen content for television and the Internet. The Company has applied the equity method of accounting for this investment to reflect the fact that the Company has had certain financing obligations to AMN. Losses of $5.8 million related to this investment were recorded in 1998. Second, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company owning 30% of GICC. The Company's portion of GICC's 1998 loss was $738,000.

        Summarized unaudited financial information of these affiliates follows (in thousands of dollars). The results of operations includes full year results for AMN and results for GICC since inception on November 30, 1998.

                                              1998
                                           (Unaudited)
                                           -----------
        Summary Results of Operations:
        Net sales                           $   2,400
        Gross profit                        $  (1,452)
        Net loss                            $  (7,919)

        Summary Balance Sheet:
        Current assets                      $  15,037
        Non-current assets                     85,796
                                           -----------
        Total assets                        $ 100,833
                                           -----------
                                           -----------

        Current liabilities                 $  24,566
        Non-current liabilities                27,715
        Stockholders' equity                   48,552
                                           -----------
        Total liabilities and               $ 100,833
           stockholders' equity            -----------
                                           -----------

NOTE 7 -- DEBT ISSUANCE COSTS

        Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. The Company capitalized $7,969,000 and $140,000 of debt issuance costs during the years ended December 31, 1996 and 1997, respectively. No debt issuance costs were incurred in 1998. Amortization of such costs was $564,000 in 1996, $1,008,000 in 1997, and $1,004,000 in 1998. The 1996
amortization excludes $434,000 recorded as an extraordinary loss resulting from the early redemption of the Company's 9.95% and 10.35% Senior Notes (see Note
15). The components of the debt issuance costs recorded in the balance sheets are as follows (in thousands of dollars):

                                      December 31,
                                 ----------------------
                                   1997          1998
                                 --------      --------
        Debt issuance costs      $ 8,960       $ 8,960
        Accumulated               (1,319)       (2,323)
            amortization         --------      --------
                                 $ 7,641       $ 6,637
                                 --------      --------
                                 --------      --------


LodgeNet Entertainment Corporation     F - 11                   Form 10-K 1998

NOTE 8 -- ACCRUED EXPENSES

Accrued expenses were comprised as follows at (in thousands of dollars):

                                        December 31,
                                   ---------------------
                                     1997          1998
                                   -------       -------
        Accrued taxes              $ 1,034       $ 1,345
        Accrued compensation         2,567         2,427
        Accrued interest             2,274         3,689
        Other                        2,273         1,949
                                   -------       -------
                                   $ 8,148       $ 9,410
                                   -------       -------
                                   -------       -------

NOTE 9 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt was comprised as follows at (in thousands of dollars):

                                                   December 31,
                                            -------------------------
                                               1997           1998
                                            ----------      ----------
        Revolving Credit Facility           $   3,000       $  76,500
        10.25% Senior Notes                   150,000         150,000
        11.50% Senior Notes                    30,000          30,000
           Less - unamortized discount         (1,169)           (954)
        Capital leases                          1,565           1,326
        Other                                      --          11,221
                                            ----------      ----------
                                              183,396         268,093
        Less current maturities                  (705)         (5,718)
                                            ----------      ----------
                                            $ 182,691       $ 262,375
                                            ----------      ----------
                                            ----------      ----------

        REVOLVING CREDIT FACILITY -- On February 25, 1999, the Company amended and restated its bank credit facility, increasing the size of the facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility. The $76.5 million outstanding at December 31, 1998 under the previous revolving credit facility was repaid with proceeds from the term loan. In addition to the $75 million term loan, the facility provides a $75 million revolving credit facility, which may be increased at the Company's request to $100 million, subject to certain limitations. Quarterly repayments on the term loan begin in February 2001 and are as follows for the respective fiscal years (in thousands of dollars): 2001 -- $15,000; 2002 -- $18,750; 2003 -- $18,750;
2004 -- $22,500. The revolving credit facility matures in February 2005. Loans under the amended and restated facility will bear interest at the Company's option of (1) the bank's prime rate plus a margin of from 1.00% to 1.75%, depending on leverage as defined, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%, depending on leverage as defined. The margins applicable to the bank's prime rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement. The loans will be secured by a first priority security interest in all of the Company's assets.

        The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees and certain payments or distributions in respect of the common stock. As of December 31, 1998, the Company was in compliance with all covenants, terms and conditions of its previous revolving credit facility. As of the date of closing, the Company was in compliance with all covenants, terms and conditions of the amended and restated bank credit facility.

        The amended facility provides for the issuance of letters of credit up to $12 million, subject to customary terms and conditions. As of December 31, 1998, the Company had outstanding letters of credit totaling $6.5 million under its previous revolving credit facility.


LodgeNet Entertainment Corporation     F - 12                   Form 10-K 1998

        10.25% SENIOR NOTES -- In December 1996, the Company issued $150 million of unsecured 10.25% Senior Notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank PARI PASSU in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain covenants which, among other matters, restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect of its common stock; redeem capital stock; issue or sell stock of subsidiaries in certain circumstances; effect certain business combinations; and effect certain transactions with affiliates or stockholders. As of December 31, 1998, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

        The 10.25% Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003. In addition, at any time prior to December 15, 1999, the Company may redeem up to 35% of the aggregate principal amount of the 10.25% Notes with the proceeds of one or more public equity offerings.

        11.50% SENIOR NOTES -- During 1995, the Company issued $30 million principal amount of unsecured 11.50% Senior Notes (the "11.50% Notes"). Mandatory annual principal payments of $6 million commence in July 2001 continuing through July 2005. Semi-annual interest payments are required. The Company issued a total of 480,000 warrants (see Note 13) to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

        Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 1999 -- $5,718;
2000 -- $5,778; 2001 -- $21,190; 2002 -- $24,797; 2003 -- $25,564;
thereafter -- $185,046.

        At December 31, 1997 and 1998, the estimated fair value of the Company's debt was $189.7 million and $268.0 million, respectively, which differs from the recorded amounts of $183.4 million and $268.1 million, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

        SIGNAL CARRIAGE AGREEMENT -- The Company and PRIMESTAR Partners, L.P. (since succeeded by PRIMESTAR, Inc. ("PRIMESTAR") have entered into a Signal Carriage Agreement (the "Agreement") under which, in exchange for exclusive distribution of satellite-delivered free-to-guest programming to the lodging industry, the Company agreed to share certain operating cash flows, as defined in the agreement, with PRIMESTAR. Under the cash flow sharing arrangement, which is measured on an annual basis, the Company receives the first $1.8 million of cash flows, PRIMESTAR receives the next $1.8 million and all amounts thereafter are shared evenly. The Company paid PRIMESTAR $207,000 under this arrangement for the year ending December 31, 1997 and has recognized an obligation of $781,000 for the year ending December 31, 1998. The Agreement has an initial term of 15 years and includes various restrictions, including default and termination provisions.


LodgeNet Entertainment Corporation     F - 13                   Form 10-K 1998

        PURCHASE COMMITMENTS -- The Company has purchase commitments, in the ordinary course of business, none of which are expected to result in losses.

        OPERATING LEASES -- The Company has entered into certain operating leases, which at December 31, 1998 require future minimum lease payments, as follows (in thousands of dollars): 1999 -- $324; 2000 -- $299; 2001 -- $271;
2002 -- $163; 2003 and thereafter -- $67.

        LITIGATION -- Since the first quarter of 1995, the Company has been engaged in legal proceedings resulting from a lawsuit filed by On Command Video Corporation ("On Command") asserting patent infringement by the Company relating to its on-demand video system. During the third quarter of 1998, the Company entered into an agreement with On Command to settle all matters of pending litigation between the companies and enter into cross licensing arrangements regarding the use of each of the companies' patented technologies. The cross licensing arrangements, in consideration of the relative fair value of the patents involved, provides for the Company to make cash payments to On Command totaling approximately $16 million plus interest, payable in three annual installments which commenced in September 1998. The Company has capitalized the present value of the obligation to On Command based on the fair value of the license rights acquired. The fair value of the license rights acquired will be amortized over the remaining average lives of the underlying patents.

        The Company is subject to other litigation arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such other litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 11 -- STOCKHOLDERS' EQUITY

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


LodgeNet Entertainment Corporation     F - 14                   Form 10-K 1998

NOTE 12 -- STOCK OPTION PLANS

        The Company has stock options plans which provide for the granting of up to 2,726,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after date of grant. No options had expired as of December 31, 1998 and outstanding options expire beginning in 2001 through 2008. The following is a summary of the stock option activity for the years ending December 31:

                                                     Weighted
                                                     Average
                                     Options         Exercise
                                   Outstanding        Price
                                   -----------       --------
Balance at December 31, 1995        1,318,426          $ 4.21
   Options granted                    239,000           12.66
   Options exercised                  (93,256)            .62
   Options forfeited/canceled         (12,500)           8.51
                                    ----------
Balance at December 31, 1996        1,451,670            5.79
   Options granted                    257,832           14.99
   Options exercised                 (196,689)           1.08
   Options forfeited/canceled          (7,000)           9.06
                                    ----------
Balance at December 31, 1997        1,505,813            7.91
   Options granted                    634,656           12.72
   Options exercised                 (270,329)            .81
   Options forfeited/canceled        (107,800)          12.84
                                    ----------
Balance at December 31, 1998        1,762,340         $ 10.45
                                    ----------
                                    ----------

The following is a summary of stock options outstanding as of December 31, 1998:

                            Outstanding Options         Exercisable Options
                     --------------------------------   --------------------
                                 Weighted
                                  Average    Weighted             Weighted
                                 Remaining    Average              Average
     Exercise                      Term      Exercise             Exercise
   Price Range        Number     in Years     Price     Number     Price
 ----------------    ---------   ---------   --------   -------   --------
  $0.23 to $0.46        84,819       4.8       $0.23     84,819     $0.23
  $2.77 to $3.23       237,022       4.6       $2.89    237,022     $2.89
  $6.46 to $9.79       300,499       7.1       $8.57    176,499     $8.57
 $10.38 to $13.29      724,000       8.2      $11.41    228,750    $11.38
 $14.00 to $20.00      416,000       8.6      $16.51     73,875    $15.60
                     ---------                          -------
                     1,762,340       7.4      $10.45    800,965     $7.46
                     ---------                          -------
                     ---------                          -------

The weighted average "fair value" of options granted during the year ended December 31 was as follows:

                                   1996         1997         1998
                                 -------      -------      -------
Weighted average fair
   value per option granted      $  6.01      $  7.13      $  4.36
                                 -------      -------      -------
                                 -------      -------      -------

        The "fair value" of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate - 6.40% in 1996, 6.22% in 1997, 5.15% in 1998; (iii) weighted average expected life - 5.0 years, and (iv) weighted average expected volatility - 44.0% in 1996, 44.5% in 1997, 45.3% in 1998.


LodgeNet Entertainment Corporation     F - 15                   Form 10-K 1998

        The Company accounts for its stock option compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Accordingly, because the Company's stock option plans are fixed plans and options are issued at market value, no compensation cost has been charged to operations for any period presented. Had compensation cost been determined in accordance with SFAS No. 123, net loss and loss per share would have increased, and the effect of such increases, reflected on those items on a pro forma basis, would have been as follows (in thousands of dollars, except per share amounts):

                         1996           1997           1998
                       --------       --------       --------
Net loss
   As reported         $(16,610)      $(25,619)      $(39,912)
   Pro forma            (18,047)       (27,423)       (42,677)

Loss per share
   As reported         $  (1.74)      $  (2.27)      $  (3.45)
   Pro forma              (1.89)         (2.43)         (3.69)

NOTE 13 -- WARRANTS

        In connection with the 1995 issuance of the 11.5% Senior Notes (see
Note 9), the Company issued a total of 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions, and such warrants expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

NOTE 14 -- SALE OF EQUITY INTEREST IN SUBSIDIARY

        In October 1996, the Company and ResNet Inc. entered into agreements with TCI Satellite Entertainment, Inc. (since succeeded by PRIMESTAR MDU, Inc. ("PRIMESTAR")) to sell a portion of ResNet Inc. to PRIMESTAR. Under the terms of the agreement, a 4.99% equity interest in ResNet Inc. was sold to PRIMESTAR in exchange for $5.4 million in cash. The proceeds related to the change in equity interest were in excess of the Company's carrying value for its investment, and such excess, approximately $4.7 million after transaction expenses, was reflected as a credit to paid-in capital.

        In June 1997, ResNet LLC was formed and the agreements previously entered into by PRIMESTAR and ResNet Inc. were amended, under substantially similar terms, to reflect ResNet LLC as the operating entity of the ResNet business.

        Under a convertible note agreement (the "Convertible Note"), PRIMESTAR had agreed to advance up to $34.6 million to ResNet LLC during the five year period ending October 21, 2001. Use of the proceeds of the Convertible Note were limited to the purchase of satellite receiving equipment from PRIMESTAR. Amounts outstanding under the Convertible Note were periodically convertible into additional equity interests in ResNet LLC. Such conversions were mandatory, subject only to regulatory limitations on the size of the equity interest that PRIMESTAR could hold in ResNet LLC. Under these conversion features, PRIMESTAR had obtained rights to acquire an additional 9.81% equity interest (incremental to the 4.99% interest acquired in 1996) in ResNet LLC as of November 30, 1998, the date of the ResNet merger transaction (see Note 3). Due to the regulatory limitations described above, these rights were unable to be exercised. No amounts are due to PRIMESTAR under this convertible note agreement at December 31, 1998.

        In connection with the merger transaction described in Note 3, ResNet LLC and PRIMESTAR agreed to terminate the convertible note agreement. The companies further agreed that if GICC and PRIMESTAR were unable to reach agreement by April 1, 1999 with respect to a new agreement for PRIMESTAR to furnish GICC with nationwide access to certain satellite programming signals, that ResNet LLC would acquire PRIMESTAR's 5%

LodgeNet Entertainment Corporation     F - 16                   Form 10-K 1998
equity interest in GICC that was obtained as part of the merger transaction for $5.4 million. Consideration for this 5% interest is payable in part by satellite receiving equipment held by the Company that was previously purchased from PRIMESTAR. Such amount will be valued at the price paid for the equipment by the Company. Remaining amounts to equal the $5.4 million will be payable in cash by April 9, 1999.

NOTE 15 -- EXTRAORDINARY LOSS

        Concurrently with the issuance of its 10.25% Senior Notes in 1996, the Company redeemed its 9.95% and 10.35% Senior Notes due August 15, 2003. As a consequence of the early redemption of the 9.95% and 10.35% Senior Notes, the Company incurred a make-whole premium of $2,819,000 and wrote off related, unamortized debt issuance costs of $434,000.

NOTE 16 -- CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 17 -- INCOME TAXES

        The provisions for income taxes consisted of state income taxes. The Company and its subsidiaries file separate federal income tax returns. At December 31, 1998, the Company had net operating loss carry-forwards in excess of $85 million for federal income tax purposes. Such carry-forwards expire beginning in 2001 through 2013, and federal tax regulations limit the availability and timing of usage of carry-forwards. Significant components of the Company's deferred tax liabilities and assets were as follows at (in thousands of dollars):

                                                December 31,
                                           -----------------------
                                             1997           1998
                                           --------       --------
Deferred tax liabilities:
   Tax over book depreciation              $ (5,207)      $ (2,759)
                                           --------       --------
Deferred tax assets:
   Net operating loss carry-forwards         25,283         28,900
   Reserves and accruals                      1,081          1,769
   Deferred programming                         153             29
                                           --------       --------
                                             26,517         30,698
                                           --------       --------
Net deferred tax assets                      21,310         27,939
Valuation allowance                         (21,310)       (27,939)
                                           --------       --------
Net deferred taxes                         $     --       $    --
                                           --------       --------
                                           --------       --------

        The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

NOTE 18 -- RELATED PARTY TRANSACTIONS

        During 1998, the Company advanced $1.9 million to two officers under the terms of promissory notes providing for total advances of $2.0 million. The notes are payable by the officers at the earlier of (i) demand of the Company or, (ii) November 9, 1999. Interest is payable monthly at the rate applicable to the Company under its revolving credit facility. The notes are secured by shares of the Company's stock held by the officers.


LodgeNet Entertainment Corporation     F - 18                   Form 10-K 1998

NOTE 19 -- SUBSEQUENT EVENTS

        FINANCING ACTIVITIES - Effective February 25, 1999, the Company amended and restated its bank credit facility. See Note 9 for a description of the transaction and the terms of the credit facility.

        PRIMESTAR TRANSACTION ANNOUNCEMENT - In January 1999, Hughes Electronics Corporation ("Hughes") announced that it reached an agreement with PRIMESTAR to acquire PRIMESTAR's digital broadcast satellite (DBS) business and plans to combine the business with Hughes' DIRECTV unit. It was further announced that over the next approximately two years, PRIMESTAR subscribers will be transitioned to DIRECTV service. The Company has approximately 200,000 lodging rooms which receive cable television programming via the PRIMESTAR DBS technology. Management is actively pursuing several options with respect to this matter to ensure that cable television service to its lodging customers is not disrupted, and believes that a transition solution will be obtained which will avoid a material adverse impact to the Company's operations or financial position.


LodgeNet Entertainment Corporation     F - 18                   Form 10-K 1998

NOTE 20 -- SEGMENT INFORMATION

        During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior to the ResNet merger described in Note 3, the Company's operations were classified into two business segments, lodging and residential. The lodging segment utilizes interactive systems designed, assembled and operated by the Company to provide guest room entertainment, information and convenience services to the lodging industry. The residential segment used systems designed, built and operated by the Company to provide cable television programming and other entertainment services to multifamily residences. The Company's operations will not include the residential segment subsequent to the ResNet merger.

        The accounting policies of the reportable segments are the same as those described in Note 2. The company evaluates performance of its operating segments based on operating results before depreciation and amortization, excluding any non recurring charges. There were no intersegment sales and transfers.

        Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands of dollars). The information for 1997 and 1996 has been restated to conform to the 1998 presentation. The "Other" column includes corporate related items and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                            Lodging     Residential       Other         Total
                           --------     -----------     --------      --------
1996
Revenues                   $ 97,389       $   332       $      -      $ 97,721
Segment profit (loss)        24,552           149        (41,311)      (16,610)
Total assets                274,219         5,548              -       279,767
Capital expenditures         78,738         5,518              -        84,256

1997
Revenues                   $133,010       $ 2,700       $      -      $135,710
Segment profit (loss)        37,407        (2,055)       (60,971)      (25,619)
Total assets                238,869        21,425              -       260,294
Capital expenditures         87,615        16,762              -       104,377

1998
Revenues                   $160,975       $ 5,376       $      -      $166,351
Segment profit (loss)        50,438        (2,237)       (88,113)      (39,912)
Total assets                306,030             -              -       306,030
Capital expenditures         55,458        14,202              -        69,660

The following table presents the details of the "Other" segment profit (loss):

                                           1996       1997       1998
                                          -------    -------    -------
Restructuring charge                      $     -    $     -    $ 3,300
Depreciation and amortization              29,815     43,760     55,215
Interest expense, net                       8,243     17,001     23,048
Equity in losses of unconsolidated
   affiliates                                   -          -      6,550
Extraordinary loss                          3,253          -          -
Cumulative effect of change in
   accounting principle                         -        210          -
Total                                     $41,311    $60,971    $88,113


LodgeNet Entertainment Corporation     F - 19                   Form 10-K 1998

The following table presents revenues by country based on the location of the customer:

                        1996        1997        1998
                       -------    --------    --------
United States          $93,803    $129,484    $157,654
Canada                   3,918       5,954       7,420
Other                        -         272       1,277
                       -------    --------    --------
Total                  $97,721    $135,710    $166,351
                       -------    --------    --------
                       -------    --------    --------

The following table presents long-lived assets by country based on the location of the asset:

                      1996         1997         1998
                    --------     --------     --------
United States       $156,235     $209,993     $199,067
Canada                 7,922        8,955       10,370
                    --------     --------     --------
Total               $164,157     $218,948     $209,437
                    --------     --------     --------
                    --------     --------     --------

No single customer accounted for 10% or more of the Company's consolidated revenue in 1996, 1997 or 1998.


LodgeNet Entertainment Corporation     F - 20                   Form 10-K 1998

NOTE 21 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following selected quarterly financial data are in thousands of dollars, except per share data:

                                            Quarter       Quarter        Quarter         Quarter
                                             Ending        Ending         Ending           Ending
                                            March 31,     June 30,     September 30,    December 31,
                                            ---------     --------     -------------    ------------
For 1997:
   Total revenue                             $29,656      $ 33,132      $ 36,692          $ 36,230
   Gross profit                               16,839        18,794        20,961            20,604
   Loss before cumulative effect
      of change in accounting principle       (6,679)       (5,756)       (5,050)           (7,924)
   Net loss (2)                               (6,679)       (5,756)       (5,050)           (8,134)
   Per common share (basic and
      diluted (1):
      Loss before cumulative effect
      of change in accounting principle      $ (0.60)     $  (0.51)     $  (0.45)         $   (.70)
      Net loss                                 (0.60)        (0.51)        (0.45)             (.71)

For 1998:
   Total revenue                             $36,347      $ 40,898      $ 45,776          $ 43,330
   Gross profit                               20,267        22,711        25,636            23,729
   Net loss (3)                               (8,635)       (7,548)       (5,457)          (18,272)
   Per common share (basic and
      diluted) (1):
      Net loss                               $ (0.76)     $  (0.65)     $  (0.47)         $  (1.54)

----------
(1) Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of such amounts will not equal the total for the year.

(2) The results of the quarter ended December 31, 1997 include a $210,000 charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs (see Note 16).

(3) The net loss for the quarter ended December 31, 1998 includes the recognition of the $3.3 million restructuring charge related to the ResNet transaction which occurred effective November 30, 1998. Additionally, the $6.5 million of losses recorded from unconsolidated affiliates were recorded in the fourth quarter. This loss is due to (i) the ResNet transaction which resulted in the Company recording its share of GICC's losses incurred in December, and (ii) a change in circumstances during the fourth quarter related to the Company's investment in AMN which resulted in the Company adopting the equity method, rather than the cost method, of accounting for this investment.


LodgeNet Entertainment Corporation     F - 21                   Form 10-K 1998

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To LodgeNet Entertainment Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 12, 1999 (except for Note 9,
as to which the date is February 25, 1999)


LodgeNet Entertainment Corporation     F - 22                   Form 10-K 1998

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)

             Column A                  Column B        Column C        Column D       Column E
----------------------------------     ---------      ----------      ----------      --------
                                                      Additions
                                        Balance       Charged to                       Balance
                                       Beginning      Costs and       Deductions       End of
            Description                of Period       Expenses        (Note 1)        Period
----------------------------------     ---------      ----------      ----------      --------
Allowances deducted from related
   balance sheet accounts:

Year Ended December 31, 1996:
   Allowance for Doubtful Accounts        $410           $922            $547           $785

Year Ended December 31, 1997:
   Allowance for Doubtful Accounts        $785           $820            $805           $800

Year Ended December 31, 1998:
   Allowance for Doubtful Accounts        $800           $848            $848           $800

----------
(1) All deductions from reserves were for the purposes for which such reserves were created except for the 1998 activity, which includes a $45,000 reduction to the reserve resulting from the ResNet merger described in Note 3.


LodgeNet Entertainment Corporation     F - 23                   Form 10-K 1998