Form 10-Q
period 1999-03-31
LODGENET ENTERTAINMENT CORP
filed 1999-05-12
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


Commission File Number 0-22334


                       LODGENET ENTERTAINMENT CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          46-0371161
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)           (ZIP code)


                                 (605) 988-1000
                     ---------------------------------------
                         (Registrant's telephone number,
                              including area code)


         _______________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report



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

     At April 30, 1999, there were 11,942,387 shares outstanding of the Registrant's common stock, $0.01 par value.


THIS REPORT CONTAINS A TOTAL OF 17 PAGES

LodgeNet Entertainment Corporation                                     Form 10-Q


                       LODGENET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                            Page
                                                                             No.

                          PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements:
     Consolidated Balance Sheets as of December 31, 1998 and
         March 31, 1999 (Unaudited).......................................    3
     Consolidated Statements of Operations (Unaudited) for
         the Three Months Ended March 31, 1998 and 1999...................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Three Months Ended March 31, 1998 and 1999...................    5
     Notes to Consolidated Financial Statements...........................    6
Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    8
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk......   15

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings...............................................   16
Item 2 -- Changes in Securities...........................................   16
Item 3 -- Defaults Upon Senior Securities.................................   16
Item 4 -- Submission of Matters to a Vote of Security Holders.............   16
Item 5 -- Other Information...............................................   16
Item 6 -- Exhibits and Reports on Form 8-K................................   16

SIGNATURES................................................................   17


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS, AND STATEMENTS WHICH ARE MADE IN THE FUTURE TENSE, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

---------------

     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.


March 31, 1999                                                            Page 2

LodgeNet Entertainment Corporation                                     Form 10-Q


                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       LODGENET ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                       December 31,          March 31,
                                                                                           1998                1999
                                                                                     ----------------    ----------------
                                     Assets                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $ 5,240             $ 3,718
   Accounts receivable, net of allowance for doubtful accounts                                27,586              26,638
   Prepaid expenses and other                                                                  6,086               6,801
                                                                                     ----------------    ----------------
      Total current assets                                                                    38,912              37,157

Property and equipment, net of accumulated depreciation                                      209,437             209,225
Investments in and advances to unconsolidated affiliates                                      32,701              30,072
Debt issuance costs, net of accumulated amortization                                           6,637               9,778
Other assets, net                                                                             18,343              15,884
                                                                                     ----------------    ----------------
                                                                                           $ 306,030           $ 302,116
                                                                                     ----------------    ----------------
                                                                                     ----------------    ----------------

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                         $ 13,705            $ 13,550
   Accrued expenses and other                                                                  9,410              18,050
   Current maturities of long-term debt                                                        5,718               5,657
   Deferred revenue                                                                            2,318               2,369
                                                                                     ----------------    ----------------
      Total current liabilities                                                               31,151              39,626

Long-term debt                                                                               262,375             260,809
Minority interest in consolidated subsidiary                                                     730                 730
                                                                                     ----------------    ----------------
   Total liabilities                                                                         294,256             301,165
                                                                                     ----------------    ----------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,942,387 shares outstanding at December 31, 1998 and
      March 31, 1999                                                                             119                 119
   Additional paid-in capital                                                                123,706             123,715
   Accumulated other comprehensive loss                                                       (1,512)             (1,317)
   Accumulated deficit                                                                      (110,539)           (121,566)
                                                                                     ----------------    ----------------
      Total stockholders' equity                                                              11,774                 951
                                                                                     ----------------    ----------------
                                                                                           $ 306,030           $ 302,116
                                                                                     ----------------    ----------------
                                                                                     ----------------    ----------------


               The accompanying notes are an integral part of these
                       consolidated financial statements.


March 31, 1999                                                            Page 3

LodgeNet Entertainment Corporation                                     Form 10-Q


                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                     1998              1999
                                                 -------------     -------------
Revenues:
   Guest Pay                                         $ 31,849          $ 38,969
   Other                                                4,498             2,996
                                                 -------------     -------------
      Total revenues                                   36,347            41,965
                                                 -------------     -------------

Direct costs:
   Guest Pay                                           13,071            15,850
   Other                                                3,009             2,398
                                                 -------------     -------------
      Total direct costs                               16,080            18,248
                                                 -------------     -------------
Gross profit                                           20,267            23,717
                                                 -------------     -------------

Operating expenses:
   Guest Pay operations                                 6,137             5,867
   Selling, general and administrative                  4,826             4,341
   Depreciation and amortization                       12,578            14,425
                                                 -------------     -------------
      Total operating expenses                         23,541            24,633
                                                 -------------     -------------
Operating loss                                         (3,274)             (916)
Equity in losses of unconsolidated affiliates              --            (3,844)
Interest expense                                       (5,302)           (6,603)
Interest income                                            92               393
Provision for income taxes                               (151)              (57)
                                                 -------------     -------------
Net loss                                             $ (8,635)        $ (11,027)
                                                 -------------     -------------
                                                 -------------     -------------

Per common share (basic and diluted):
   Net loss                                           $ (0.76)          $ (0.92)
                                                 -------------     -------------
                                                 -------------     -------------
Weighted average shares outstanding                11,356,675        11,942,387
                                                 -------------     -------------
                                                 -------------     -------------


               The accompanying notes are an integral part of these
                       consolidated financial statements.


March 31, 1999                                                            Page 4

LodgeNet Entertainment Corporation                                     Form 10-Q


                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                    1998              1999
                                                                -------------     -------------
Operating activities:
   Net loss                                                         $ (8,635)        $ (11,027)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                   12,578            14,425
      Equity in losses of unconsolidated affiliates                       --             3,844
      Change in operating assets and liabilities:
         Accounts receivable                                            (275)              362
         Prepaid expenses and other                                     (607)             (713)
         Accounts payable                                             (5,229)             (160)
         Accrued expenses and other                                    2,794             8,690
         Other                                                          (136)            1,947
                                                                -------------     -------------
Net cash provided by operating activities                                490            17,367
                                                                -------------     -------------

Investing activities:
   Property and equipment additions                                  (18,772)          (13,163)
   Investment in unconsolidated affiliates                            (4,662)             (608)
                                                                -------------     -------------
Net cash used for investing activities                               (23,434)          (13,771)
                                                                -------------     -------------

Financing activities:
   Proceeds from long-term debt                                        1,204            75,000
   Repayment of long-term debt                                            --                (9)
   Repayment of capital lease obligations                                (88)             (180)
   Borrowings under revolving credit facility                         21,500             2,000
   Repayments of revolving credit facility                                --           (78,500)
   Debt issuance costs                                                    --            (3,440)
   Stock option activity                                                 147                --
                                                                -------------     -------------
Net cash provided by (used for) financing activities                  22,763            (5,129)
                                                                -------------     -------------

Effect of exchange rates on cash                                          --                11
                                                                -------------     -------------
Decrease in cash and cash equivalents                                   (181)           (1,522)
Cash and cash equivalents at beginning of period                       1,021             5,240
                                                                -------------     -------------
Cash and cash equivalents at end of period                             $ 840           $ 3,718
                                                                -------------     -------------
                                                                -------------     -------------

Supplemental cash flow information:
   Cash paid for interest                                            $ 1,743           $ 4,146
                                                                -------------     -------------
                                                                -------------     -------------


               The accompanying notes are an integral part of these
                       consolidated financial statements.


March 31, 1999                                                            Page 5

LodgeNet Entertainment Corporation                                     Form 10-Q


                       LODGENET ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 1999, and for the three month periods ended March 31, 1998 and 1999, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1998, as filed with the Commission. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year.

     The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                   December 31,     March 31,
                                                      1998            1999
                                                   ------------   ------------
     Land, building and equipment                     $ 48,105       $ 49,963
     Free-to-guest equipment                            16,237         17,078
     Guest pay systems:
        Installed                                      257,980        265,962
        System components                               24,933         26,407
        Software costs                                   8,640          9,173
                                                   ------------   ------------
           Total                                       355,895        368,583
     Less - depreciation and amortization             (146,458)      (159,358)
                                                   ------------   ------------
     Property and equipment, net                     $ 209,437      $ 209,225
                                                   ------------   ------------
                                                   ------------   ------------


March 31, 1999                                                            Page 6

LodgeNet Entertainment Corporation                                     Form 10-Q


Note 3 -- Financing Transaction

     On February 25, 1999, the Company amended and restated its bank credit facility (the "Bank Facility"), increasing the capacity of the Bank Facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility. The $76.5 million outstanding at December 31, 1998 under the previous revolving credit facility was repaid with proceeds from the term loan. In addition to the $75 million term loan, the Bank Facility provides a $75 million revolving credit facility, which may be increased at the Company's request to $100 million, subject to certain limitations. Quarterly repayments on the term loan begin in February 2001 and are as follows for the respective fiscal years (in thousands of dollars): 2001 -- $15,000; 2002 -- $18,750; 2003 -- $18,750; 2004 -- $22,500. The revolving credit facility matures in February 2005. Loans under the Bank Facility bear interest at the Company's option of (1) the bank's prime rate plus a margin of from 1.00% to 1.75%, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%; both depending on leverage as defined. The margins applicable to the bank's prime rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement.

     The Bank Facility includes terms and conditions which require the maintenance of certain financial ratios and place certain limitations on capital expenditures, investments, additional indebtedness, liens, guarantees, and certain payments or distributions in respect of common stock of the Company. Loans under the Bank Facility are secured by a first priority security interest in all of the Company's assets. As of March 31, 1999, there were no amounts outstanding under the revolving credit facility, and the Company was in compliance with all covenants, terms and conditions of the Bank Facility.


Note 4 -- Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily represents net income adjusted for foreign currency translation adjustments. Comprehensive loss was $10,832 and $8,558 for the quarters ended March 31, 1999 and 1998, respectively.


Note 5 -- Reclassification

     Beginning in 1999, the Company has chosen to reflect the results of its free-to-guest business within the "other" components of revenues and direct costs in the statements of operations. Accordingly, the statement of operations for the three months ended March 31, 1998 includes these reclassifications to conform to the 1999 presentation. These changes had no impact on total revenues, direct costs or net loss for the period.


Note 6 -- Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured as its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of SFAS No. 133 on its financial statements and has not determined the timing of adoption. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


March 31, 1999                                                            Page 7

LodgeNet Entertainment Corporation                                     Form 10-Q


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS, AND STATEMENTS WHICH ARE MADE IN THE FUTURE TENSE, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

OVERVIEW

     LodgeNet is a specialized communications company which provides video on-demand, network-based video games, high speed internet access, cable television programming and other interactive entertainment and information services to the lodging industry utilizing its proprietary b-LAN-REGISTERED TRADEMARK- open system architecture.

     GUEST PAY SERVICES. Guest Pay services are purchased by guests on a per-view or hourly basis and include Guest Scheduled-SM- on-demand movies and network-based Nintendo-Registered Trademark- video games. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of Guest Pay services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand Guest Pay service. It has been the Company's experience that rooms featuring the on-demand Guest Pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

     The Company's Guest Pay revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, Guest Pay buy rates, hotel occupancy rates, hotel guest demographics, the popularity, selection and pricing of the Company's program offerings and the length of time programming is available to the Company prior to its release to the home video and cable television markets. The primary direct costs of providing Guest Pay services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, (ii) nominal one-time license fees paid for independent films, (iii) license fees for video games and other services, and (iv) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, in-room marketing, programming delivery and distribution, data retrieval, insurance and personal property taxes.

     The Company provides video games and interactive multimedia entertainment and information services including folio review, video checkout, guest satisfaction survey, advertising and merchandising services through its Guest Pay systems. In 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark-video game playing system. During 1998, the Company entered into a new, ten-year non-exclusive license agreement with Nintendo to become the first provider of Nintendo 64 ("N64-Registered Trademark-") video games to the lodging industry. The company anticipates the rollout of the N64 game technology to begin during the second quarter of 1999.


March 31, 1999                                                            Page 8

LodgeNet Entertainment Corporation                                     Form 10-Q

     During the three months and twelve months ended March 31, 1999, the Company installed its systems in the following number of rooms, net of de-installations:

                                          Three Months          Twelve Months
                                             Ended                  Ended
                                         March 31, 1999         March 31, 1999
                                       ------------------     ------------------
Guest Pay rooms                                   18,870                 82,072
                                       ------------------     ------------------
                                       ------------------     ------------------

Nintendo game system rooms                         3,252                 74,632
                                       ------------------     ------------------
                                       ------------------     ------------------

     The room installations for the twelve months ended March 31, 1999 represent increases of 15.4% for Guest Pay and 15.7% for Nintendo, over the room bases at March 31, 1998.

The Company's base of installed rooms was comprised as follows at March 31:

                                       1998                        1999
                              ------------------------    ------------------------
                                 Rooms           %           Rooms           %
                              ------------    --------    ------------    --------
Guest Pay Rooms:
     Scheduled                     24,476         4.6          12,867         2.1
     On-demand                    509,128        95.4         602,809        97.9
                              ------------    --------    ------------    --------
                                  533,604       100.0         615,676       100.0
                              ------------    --------    ------------    --------
                              ------------    --------    ------------    --------

Nintendo game system rooms        474,944                    549,576
                              ------------               ------------
                              ------------               ------------


     Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at March 31:

                                    1998         1999
                                  --------     --------
Total Rooms Served                 636,960      719,670
                                  --------     --------
                                  --------     --------

     FREE-TO-GUEST SERVICES. In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room which varies depending on incentive programs in effect from time to time from the programming networks. Results from free-to-guest services are included in the "other" components of revenues and direct costs in the statements of operations.

     RESIDENTIAL SERVICES. Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet") were merged with two non-affiliated entities to form a new entity, Global Interactive Communications Corporation ("GICC"). The Company has a 30% equity interest in GICC. GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company will account for its investment in GICC using the equity method of accounting for an investment. As a result of this accounting treatment, and because the Company believes that there is a high probability that GICC will operate at a loss for the foreseeable future as it pursues its business plan, the Company expects to recognize continuing losses in connection with its investment in GICC. These losses will be reflected as "equity in losses of unconsolidated affiliates" in the Company's operating statements.

     Currently, there is no public market for the securities of GICC, and there can be no assurance as to when, if at all, any such market may develop. The financial and operating performance of GICC, the market acceptance for its securities and general market conditions, among other factors, are not subject to the Company's control and may each affect the value of the Company's investment in and notes receivable from GICC. The Company has no continuing obligation to make any additional investments into GICC.


March 31, 1999                                                            Page 9

LodgeNet Entertainment Corporation                                     Form 10-Q


                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

REVENUE ANALYSIS

     The Company's total revenue for the first quarter of 1999 increased 15.5%, or $5.6 million, in comparison to the first quarter of 1998. The following table sets forth the components of the Company's revenue (in thousands) for the quarter ending March 31:

                          1998                             1999
               ---------------------------     -----------------------------
                                Percent                           Percent
                                of Total                          of Total
                  Amount        Revenue            Amount         Revenue
               ------------    -----------     -------------     -----------
Guest Pay         $ 31,849           87.6          $ 38,969            92.9
Other                4,498           12.4             2,996             7.1
               ------------    -----------     -------------     -----------
   Total          $ 36,347          100.0          $ 41,965           100.0
               ------------    -----------     -------------     -----------
               ------------    -----------     -------------     -----------

     GUEST PAY SERVICES. Guest Pay revenue increased 22.4%, or $7.1 million, in the first quarter of 1999 in comparison to the same quarter of 1998. This increase was attributable to a 15.5% increase in the average number of installed Guest Pay rooms and a 5.6% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending March 31:

                                                          1998           1999
                                                       -----------    -----------
Average monthly revenue per room:
   Movie revenue                                          $ 17.29        $ 18.05
   Video game and other service revenue                      3.11           3.49
                                                       -----------    -----------
      Total per Guest Pay room                            $ 20.40        $ 21.54
                                                       -----------    -----------
                                                       -----------    -----------

     Average movie revenue per room increased 4.4% in the first quarter of 1999 compared to the same quarter of 1998. This increase was due to higher average movie prices, partially offset by lower hotel occupancy levels.

     Average video game and other service revenue per room increased 12.2% primarily as a result of the increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

     OTHER. Revenue from other sources includes revenue from (i) free-to-guest services provided to hotels not receiving Guest Pay services,
(ii) international license arrangements, and (iii) sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet. The decrease in the first quarter of 1999 from the first quarter of 1998 of $1.5 million or 33.4%, is primarily due to $1.2 million of revenue generated by ResNet in the first quarter of 1998.


March 31, 1999                                                           Page 10

LodgeNet Entertainment Corporation                                     Form 10-Q


EXPENSE ANALYSIS

     DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending March 31:

                                   1998            1999
                                -----------    -----------
Direct costs:
   Guest Pay                      $ 13,071       $ 15,850
   Other                             3,009          2,398
                                -----------    -----------
                                  $ 16,080       $ 18,248
                                -----------    -----------
                                -----------    -----------

Gross profit margin:
   Guest Pay                         59.0%          59.3%
   Other                             33.1%          20.0%
   Composite                         55.8%          56.5%

     Guest Pay direct costs increased 21.3%, or $2.8 million, in the first quarter of 1999 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such direct costs tend to vary directly with revenue. As a percentage of revenue, such costs decreased from 41.0% in the first quarter of 1998 to 40.7% in the current quarter, primarily due to a slight decrease in commissions earned by the hotels.

     Direct costs associated with other revenue decreased $612,000 or 20.3% in the first quarter of 1999 from the year earlier quarter. This decrease is primarily due to $593,000 of direct costs incurred by ResNet in the first quarter of 1998. As a percentage of related revenues, direct costs increased to 80.0% of other revenue in the current quarter versus 66.9% in the first quarter of 1998. The resulting decrease in gross profit from 33.1% in the first quarter of 1998 to 20.0% in the current quarter is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described.

     The Company's overall gross profit increased 17.0%, or $3.5 million, to $23.7 million in the first quarter of 1999 on a 15.5% increase in revenues in comparison to the same period in the prior year. The Company's overall gross profit margin increased to 56.5% in the current quarter from 55.8% in the year earlier quarter.

     OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):

                                                          1998                            1999
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                  Amount        Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                            $ 6,137           16.9         $ 5,867            14.0
   Selling, general and administrative               4,826           13.3           4,341            10.3
   Depreciation and amortization                    12,578           34.6          14,425            34.4
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 23,541           64.8        $ 24,633            58.7
                                               ------------    -----------     -----------     -----------
                                               ------------    -----------     -----------     -----------

     Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $746,000 in the first quarter of 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 8.8%, or $476,000 in the first quarter of 1999 compared to the year earlier quarter. This increase is primarily attributable to the 15.5% increase in average


March 31, 1999                                                           Page 11

LodgeNet Entertainment Corporation                                     Form 10-Q


installed Guest Pay rooms in the first quarter of 1999 as compared to the year earlier quarter, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.24 per month in the first quarter of 1999 as compared to $3.45 per month in the first quarter of 1998.

     Selling, general and administrative expenses decreased 10.0%, or $485,000 in the first quarter of 1999 compared to the year earlier quarter. The decrease is primarily due to the ResNet merger as $740,000 of selling, general and administrative expenses were incurred by ResNet in the first quarter of 1998. As a percentage of revenue, such expenses were 10.3% in the current quarter as compared to 13.3% in the year earlier quarter.

     Depreciation and amortization expenses increased 14.7% to $14.4 million in the first quarter of 1999 from $12.6 million in the year earlier quarter. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter. This increase was partially offset by the ResNet merger as ResNet depreciation and amortization during the first quarter of 1998 was $803,000.

     OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, decreased to $916,000 in the current quarter from $3.3 million in the same quarter of 1998.

     EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. The Company obtained equity interests in two entities during 1998. The Company acquired a 10% interest in Across Media Networks, LLC ("AMN"), a company engaged in the creation and distribution of digitally produced on-screen content for television and the Internet. The Company has applied the equity method of accounting for this investment to reflect the fact that the Company has had certain financing obligations to AMN. Losses of $2.2 million related to this investment were recorded in the first quarter of 1999. Additionally, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's 1999 first quarter loss was $1.6 million.

     INTEREST EXPENSE. Interest expense increased to $6.6 million in the current quarter from $5.3 million in the comparable quarter of 1998 due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $206.0 million at March 31, 1998 to $266.5 million at March 31, 1999. Average principal amount of long-term debt outstanding during the quarter ended March 31, 1999 was approximately $267 million (at an average interest rate of approximately 10.5%) as compared to an average principal amount outstanding of approximately $195 million (at an average interest rate of approximately 10.5%) during the comparable period of 1998.

     INTEREST INCOME. Interest income increased to $393,000 in the first quarter of 1999 from $92,000 during the same period of 1998. This increase is primarily due to interest earned on loans to unconsolidated affiliates.

     NET LOSS. For the reasons previously discussed, the Company's net loss increased to $11.0 million in the first quarter of 1999 from a net loss of $8.6 million in the same quarter a year earlier.

     EBITDA. As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") excluding equity in losses of unconsolidated affiliates increased 45.2% to $13.5 million in the first quarter of 1999 as compared to $9.3 million in the first quarter of 1998. EBITDA as a percentage of total revenues was 32.2% in the current quarter as compared to 25.6% in the same quarter of 1998. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.


March 31, 1999                                                           Page 12

LodgeNet Entertainment Corporation                                     Form 10-Q


SEASONALITY

     The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1998, capital expenditures were $69.7 million (of which $14.2 million was incurred by ResNet) and net cash provided by operating activities was $13.2 (after the reduction of net cash used in operating activities of $5.0 million by ResNet). During the first quarter of 1999, capital expenditures were approximately $13.2 million as compared to $18.8 million in the first quarter of 1998, and net cash provided by operating activities was $17.4 million as compared to $.5 million in the same period of 1998.

     Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures of between approximately $40 to $50 million during the remainder of 1999. In addition, the Company's cash requirements during 1999 and 2000 are expected to include
(i) payments to OCC in connection with the settlement of the litigation between the Company and OCC in equal amounts of $5.85 million on each of July 15, 1999 and July 15, 2000 pursuant to the terms of the multiple cross licenses and (ii) deferred purchase payments of up to $1 million in each of 1999 and 2000 in connection with the Company's acquisition of Connect Group Corporation. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

     On February 25, 1999, the Company amended and restated its existing bank credit facility. This amended facility (the "Bank Facility") consists of a $150 million secured credit facility which combines a $75 million term loan (the "Term Loan") and a $75 million revolving loan facility (the "Revolving Loan"). Proceeds under the Term Loan were used to repay amounts outstanding under the revolving loan facility that existed prior to the amendment and restatement. Minimum required prepayments of borrowings under the Term Loan for the respective years are (in thousands of dollars): 2001 -- $15,000; 2002 --$18,750; 2003 -- $18,750; 2004 -- $22,500. The Bank Facility includes covenants which require the maintenance of certain financial ratios and which impose certain limitations on such matters as the incurrence of additional indebtedness and payments in respect of common stock of the Company, among others. As of March 31, 1999, the Company was in compliance with all such covenants.

     As previously described, effective November 30, 1998 the Company contributed its interest in the ResNet business to GICC. The Company has no continuing obligation to fund any of GICC's operating and/or investing activities. During 1998, the Company provided $19.3 million to fund ResNet's operating and investing activities, all of which funding occurred prior to November 30, 1998.

     The Company believes that its operating cash flows and borrowings available under its revolving credit facility will be sufficient to fund the Company's future growth as contemplated under its current business plan, depending on the rate of the Company's growth and other factors. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital. There can be no assurance that the Company will be able to obtain financing, if additional long-term financing should be required, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.


March 31, 1999                                                           Page 13

LodgeNet Entertainment Corporation                                     Form 10-Q


YEAR 2000 INFORMATION

     The Company has engaged in a comprehensive review of its internal computer systems and software and external business relationships in regard to Year 2000 issues.

     STATE OF READINESS. The Company has a project team comprised of key members from cross-organization departments. The team's objectives are to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Internally the Company has nearly completed its efforts to identify the computer hardware and software that is used both at its in-house facilities as well as at its hotel properties. Research and testing of these systems for Year 2000 compliance is in progress. The Company expects to substantially complete its research and testing of internal computer hardware and software by the end of the second quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues is in progress and is estimated for completion by the end of the third quarter of 1999.

     Externally, the Company is working to identify third party business relationships that are impacted by the Year 2000 issue. Research and review of these relationships is in progress including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses. The Company expects to complete its review of third party relationships by the end of the second quarter of 1999, although no assurance can be given as to the Year 2000 remediation of third parties.

     COSTS ASSOCIATED WITH YEAR 2000. Incremental costs are expected to be comprised primarily of costs to purchase software upgrades and hardware. Additionally, external consulting, programming and training costs may be incurred. Estimated costs of Year 2000 compliance are not fully determined at this time. The Company expects to incur less than $500,000 in aggregate out-of-pocket costs in 1998 and 1999 to complete its Year 2000 compliance program, excluding the costs of internal staffing. As of March 31, 1999 the Company has incurred out-of-pocket costs totaling approximately $250,000 toward Year 2000 compliance efforts. Such funds have been provided from the Company's bank credit facility. Although the Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be greater than $500,000.

     RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company is highly dependent upon its own information technology systems and those of its suppliers and customers. The Company's or a third party's failure to correct a material Year 2000 problem could result in a failure of or interruption in the Company's business activities and operations. Such interruptions and failures could materially and adversely affect the Company's results of operation, liquidity and financial condition. The Company's Year 2000 project is expected to reduce significantly the Company's level of uncertainty and the possibility of significant or long-lasting interruptions of the Company's business operations; however, the Company believes that it is impossible to predict all of the areas in which material problems may arise.

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


March 31, 1999                                                           Page 14

LodgeNet Entertainment Corporation                                     Form 10-Q


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     INTEREST. The Company manages its interest rate risk by balancing its amount of fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 1999, the Company had fixed rate debt of $191.5 million and variable rate debt of $75 million. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $16.8 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $750,000, assuming other variables remain constant.

     FOREIGN CURRENCY TRANSACTIONS. A minor portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a minor portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the impact of such translation reflected within the Company's consolidated stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. The Company manages its potential adverse currency fluctuation risk by conducting the majority of its Canadian operations in Canadian dollars.


March 31, 1999                                                           Page 15

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 -- OTHER INFORMATION

     Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a. EXHIBITS:

          None.

     b. REPORTS ON FORM 8-K:

         The Company filed no Reports on Form 8-K during the quarter ended March 31, 1999.


March 31, 1999                                                           Page 16

LodgeNet Entertainment Corporation                                     Form 10-Q


                        LODGENET ENTERTAINMENT CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LODGENET ENTERTAINMENT CORPORATION
                                ------------------------------------------------
                                                   (Registrant)



Date:  May 3, 1999                /s/ SCOTT C. PETERSEN
                                ------------------------------------------------
                                  Scott C. Petersen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  May 3, 1999                /s/ JEFFREY T. WEISNER
                                ------------------------------------------------
                                  Jeffrey T. Weisner
                                  Senior Vice President, Chief Financial Officer
                                  (Principal Financial Officer)




Date:  May 3, 1999                /s/ RONALD W. PIERCE
                                ------------------------------------------------
                                  Ronald W. Pierce
                                  Vice President, Corporate Controller
                                  (Principal Accounting Officer)


March 31, 1999                                                           Page 17