Form 10-Q
period 1999-06-30
LODGENET ENTERTAINMENT CORP
filed 1999-08-13
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

Commission File Number 0-22334

                       LODGENET ENTERTAINMENT CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                 46-0371161
-------------------------                           ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
   --------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP code)

                                 (605) 988-1000
                    -----------------------------------------
                         (Registrant's telephone number,
                              including area code)

   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

     At August 2, 1999, there were 11,942,387 shares outstanding of the Registrant's common stock, $0.01 par value.

                       LODGENET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                            No.
                          PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements:

     Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (Unaudited)..................    3
     Consolidated Statements of Operations (Unaudited) for
         the Three and Six Months Ended June 30, 1998 and 1999..........................................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended June 30, 1998 and 1999....................................................    5
     Notes to Consolidated Financial Statements.........................................................    6
Item 2 -- Management's Discussion and Analysis of  Financial Condition and Results of Operations........    9
Item 3-- Quantitative and Qualitative Disclosures About Market Risk.....................................   19

                                              PART II. OTHER INFORMATION

Item 1-- Legal Proceedings..............................................................................   20
Item 2-- Changes in Securities and Use of Proceeds......................................................   20
Item 3-- Defaults Upon Senior Securities................................................................   20
Item 4-- Submission of Matters to a Vote of Security Holders............................................   20
Item 5-- Other Information..............................................................................   20
Item 6-- Exhibits and Reports on Form 8-K...............................................................   21

SIGNATURES..............................................................................................   22


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

                          PART I -- FINANCIAL INFORMATIOn

ITEM 1 -- FINANCIAL STATEMENTS

                         LODGENET ENTERTAINMENT CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                            (Dollar amounts in thousands)

                                                                          December 31,          June 30,
                                                                              1998                1999
                                                                          ------------        ------------
                                                                                               (Unaudited)
                       Assets
Current assets:
   Cash and cash equivalents                                                 $ 5,240             $ 3,969
   Accounts receivable, net of allowance for doubtful accounts                27,586              26,843
   Prepaid expenses and other                                                  6,086               4,930
                                                                          ------------        ------------
      Total current assets                                                    38,912              35,742

Property and equipment, net of accumulated depreciation                      209,437             207,967
Investments in and advances to unconsolidated affiliates                      32,701              11,739
Debt issuance costs, net of accumulated amortization                           6,637               9,445
Other assets, net                                                             18,343              15,658
                                                                          ------------        ------------
                                                                           $ 306,030           $ 280,551
                                                                          ============        ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                         $ 13,705            $ 12,558
   Accrued expenses and other                                                  9,410              12,148
   Current maturities of long-term debt                                        5,718               5,597
   Deferred revenue                                                            2,318               2,331
                                                                          ------------        ------------
      Total current liabilities                                               31,151              32,634

Long-term debt                                                               262,375             270,741
Minority interest in consolidated subsidiary                                     730                 730
                                                                          ------------        ------------
   Total liabilities                                                         294,256             304,105
                                                                          ------------        ------------
Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,942,387 shares outstanding at December 31, 1998 and
      June 30, 1999                                                              119                 119
   Additional paid-in capital                                                123,706             123,724
   Accumulated other comprehensive loss                                       (1,512)             (1,005)
   Accumulated deficit                                                      (110,539)           (146,392)
                                                                          ------------        ------------
      Total stockholders' equity (deficit)                                    11,774             (23,554)
                                                                          ------------        ------------
                                                                           $ 306,030           $ 280,551
                                                                          ============        ============


       The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                 ---------------------------------    --------------------------------
                                                      1998              1999              1998              1999
                                                 ---------------    --------------    --------------    --------------
Revenues:
   Guest Pay                                            $35,901          $ 41,479           $67,750          $ 80,448
   Other                                                  4,997             2,790             9,495             5,786
                                                 ---------------    --------------    --------------    --------------
      Total revenues                                     40,898            44,269            77,245            86,234
                                                 ---------------    --------------    --------------    --------------

Direct costs:
   Guest Pay                                             14,679            16,840            27,750            32,691
   Other                                                  3,508             2,165             6,517             4,562
                                                 ---------------    --------------    --------------    --------------
      Total direct costs                                 18,187            19,005            34,267            37,253
                                                 ---------------    --------------    --------------    --------------
Gross profit                                             22,711            25,264            42,978            48,981
                                                 ---------------    --------------    --------------    --------------

Operating expenses:
   Guest Pay operations                                   6,245             6,032            12,382            11,899
   Selling, general and administrative                    4,961             4,218             9,787             8,559
   Depreciation and amortization                         13,407            14,880            25,986            29,305
                                                 ---------------    --------------    --------------    --------------
      Total operating expenses                           24,613            25,130            48,155            49,763
                                                 ---------------    --------------    --------------    --------------
Operating income (loss)                                  (1,902)              134            (5,177)             (782)
Equity in losses of unconsolidated affiliates                --           (18,373)               --           (22,217)
Interest expense                                         (5,571)           (6,874)          (10,872)          (13,477)
Interest income                                              --               387                92               780
Provision for income taxes                                  (75)             (100)             (226)             (157)
                                                 ===============    ==============    ==============    ==============
Net loss                                               $ (7,548)        $ (24,826)        $ (16,183)        $ (35,853)
                                                 ===============    ==============    ==============    ==============
Per common share (basic and diluted):
   Net loss                                              $(0.65)          $ (2.08)           $(1.41)          $ (3.00)
                                                 ===============    ==============    ==============    ==============
Weighted average shares outstanding                  11,545,121        11,942,387        11,451,473        11,942,387
                                                 ===============    ==============    ==============    ==============




       The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                  Six Months Ended June 30,
                                                              ----------------------------------
                                                                   1998               1999
                                                              ---------------     --------------
Operating activities:
   Net loss                                                      $  (16,183)         $  (35,853)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                  25,986              29,305
      Gain on sale of property and equipment                           (309)                  --
      Equity in losses of unconsolidated affiliates                       --             22,217
      Change in operating assets and liabilities:
         Accounts receivable                                         (1,911)                394
         Prepaid expenses and other                                     688               1,158
         Accounts payable                                            (3,638)             (1,159)
         Accrued expenses and other                                   1,037               2,746
         Other                                                          (92)              1,726
                                                              ---------------     --------------
Net cash provided by operating activities                             5,578              20,534
                                                              ---------------     --------------
Investing activities:
   Property and equipment additions                                 (36,393)            (25,680)
   Proceeds from sale of property and equipment                         412                  --
   Investment in unconsolidated affiliates                           (5,590)               (846)
                                                              ---------------     --------------
Net cash used for investing activities                              (41,571)            (26,526)
                                                              ---------------     --------------
Financing activities:
   Proceeds from long-term debt                                       1,000              75,000
   Repayment of long-term debt                                           (9)                (19)
   Repayment of capital lease obligations                              (301)               (303)
   Borrowings under revolving credit facility                        36,500              15,500
   Repayments of revolving credit facility                               --             (82,000)
   Debt issuance costs                                                   --              (3,501)
   Stock option activity                                                188                  --
                                                              ---------------     --------------
Net cash provided by financing activities                            37,378               4,677
                                                              ---------------     --------------
Effect of exchange rates on cash                                        (13)                 44
                                                              ---------------     --------------
Increase (decrease) in cash and cash equivalents                      1,372              (1,271)
Cash and cash equivalents at beginning of period                      1,021               5,240
                                                              ---------------     --------------
Cash and cash equivalents at end of period                          $ 2,393             $ 3,969
                                                              ===============     ==============
Supplemental cash flow information:
   Cash paid for interest                                          $ 10,362            $ 12,668
                                                              ===============     ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                        LODGENET ENTERTAINMENT CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

         The accompanying consolidated financial statements as of June 30, 1999, and for the three and six month periods ended June 30, 1998 and 1999, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1998, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full year.

         The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                            December 31,          June 30,
                                                1998                1999
                                           ---------------     ----------------
    Land, building and equipment                $  48,105           $  52,193
    Free-to-guest equipment                        16,237              17,355
    Guest pay systems:
       Installed                                  257,980             274,697
       System components                           24,933              26,459
       Software costs                               8,640               9,203
                                           ---------------     ----------------
          Total                                   355,895             379,907
    Less - depreciation and amortization         (146,458)           (171,940)
                                           ---------------     ----------------
    Property and equipment, net                 $ 209,437           $ 207,967
                                           ===============     ================

Note 3 -- Investment in Affiliate

         The Company obtained a 30% interest in Global Interactive Communications Corporation ("GICC") resulting from the November 30, 1998 merger transaction of the Company's majority owned subsidiary, ResNet Communications, LLC with two other entities. GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company recorded losses totaling $3.2 million for the first six months of 1999 to reflect its 30% interest in GICC's losses. Additionally, during the second quarter of 1999, the Company recorded a charge of $16.8 million to write-down its investment in GICC to estimated fair value. Based on information from independent sources and GICC management, the Company has reduced the carrying amount of its investment in GICC to approximately $12 million as of June 30, 1999, reflecting estimated amounts available to the Company upon the sale of GICC's assets to third parties.

Note 4 -- Financing Transaction

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

         The Bank Facility includes terms and conditions which require the maintenance of certain financial ratios and place certain limitations on capital expenditures, investments, additional indebtedness, liens, guarantees, and certain payments or distributions in respect of common stock of the Company. Loans under the Bank Facility are secured by a first priority security interest in all of the Company's assets. As of June 30, 1999, $10 million was outstanding under the revolving credit facility, and the Company was in compliance with all covenants, terms and conditions of the Bank Facility.

Note 5 -- Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily represents net income adjusted for foreign currency translation adjustments. Comprehensive loss was $24,514 and $7,953 for the quarters ended June 30, 1999 and 1998, respectively, and $35,346 and $16,511 for the six months ended June 30, 1999 and 1998, respectively.

Note 6 -- Reclassification

         Beginning in 1999, the Company has chosen to reflect the results of its free-to-guest business within the "other" components of revenues and direct costs in the statements of operations. Accordingly, the statement of operations for the three and six months ended June 30, 1998 includes these reclassifications to conform to the 1999 presentation. These changes had no impact on total revenues, direct costs or net loss for the period.

Note 7 -- Effect of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to delay its effective date to fiscal quarters beginning after June 15, 2000. Accordingly, the Company plans to adopt the requirements of SFAS No. 133 in the third quarter of 2000. SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

OVERVIEW

         LodgeNet is a specialized communications company which provides video on-demand, network-based video games, high-speed internet access, cable television programming and other interactive entertainment and information services to the lodging industry utilizing its B-LAN-Registered Trademark-open system architecture.

         GUEST PAY SERVICES. Guest Pay services are purchased by guests on a per-view or hourly basis and include Guest Scheduled-SM- on-demand movies and network-based Nintendo-Registered Trademark- video games. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming , and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of Guest Pay services, which the Company began installing in 1986. In May 1992, the Company introduced and began installing its on-demand Guest Pay service. It has been the Company's experience that rooms featuring the on-demand Guest Pay service generate significantly more revenue and gross profit per room than comparable rooms having only the scheduled format.

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

         The Company provides video games and interactive multimedia entertainment and information services including folio review, video checkout, guest satisfaction survey, advertising and merchandising services through its Guest Pay systems. In 1993, the Company entered into a seven-year non-exclusive license agreement with Nintendo of America, Inc. ("Nintendo") to provide hotels with a network-based Super Nintendo-Registered Trademark-video game playing system. During 1998, the Company entered into a new, ten-year non-exclusive license agreement with Nintendo to become the first provider of Nintendo 64 ("N64-Registered Trademark-") video games to the lodging industry. The Company began the rollout of the N64 game technology to its Guest Pay rooms during the second quarter of 1999.

         During the three months and twelve months ended June 30, 1999, the Company installed its systems in the following number of rooms, net of de-installations:

                                         Three Months           Twelve Months
                                             Ended                  Ended
                                         June 30, 1999          June 30, 1999
                                       ------------------     ------------------
Guest Pay rooms                                   17,610                 77,018
                                       ==================     ==================
Nintendo game system rooms                        26,134                 73,292
                                       ==================     ==================

     The room installations for the twelve months ended June 30, 1999 represent increases of 13.8% for Guest Pay and 14.6% for Nintendo, over the room bases at June 30, 1998.

The Company's base of installed rooms was comprised as follows at June 30:

                                    1998                        1999
                           ------------------------    ------------------------
                              Rooms           %           Rooms           %
                           ------------    --------    ------------    --------
Guest Pay rooms:
     Scheduled                  21,034         3.8           9,997         1.6
     On-demand                 535,234        96.2         623,289        98.4
                           ------------    --------    ------------    --------
                               556,268       100.0         633,286       100.0
                           ------------    --------    ------------    --------
Nintendo game system rooms     503,041                     576,333
                           ============                ============

         Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at June 30:

                                            1998             1999
                                       ------------     ------------
Total rooms served                         659,866          735,726
                                       ============     ============

         FREE-TO-GUEST SERVICES. In addition to Guest Pay services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements with the programmers and pays a fixed monthly fee per room which varies depending on incentive programs in effect from time to time from the programming networks. Results from free-to-guest services delivered to rooms not receiving Guest Pay services are included in the "other" components of revenues and direct costs in the statements of operations.

         RESIDENTIAL SERVICES. Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet") were merged with two non-affiliated entities to form a new entity, Global Interactive Communications Corporation ("GICC"). The Company has a 30% equity interest in GICC. GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company has accounted for its investment in GICC using the equity method of accounting for an investment, recording losses totaling $3.2 million for its share of GICC's losses for the six months ending June 30, 1999. Additionally, during the second quarter of 1999, the Company recorded a charge of $16.8 million to write-down its investment in GICC to estimated fair value. Based on information from independent sources and GICC management, the Company has reduced the carrying amount of its investment in GICC to approximately $12 million as of June 30, 1999, reflecting estimated amounts available to the Company upon the sale of GICC's assets to third parties.

                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUE ANALYSIS

         The Company's total revenue for the second quarter of 1999 increased 8.2%, or $3.4 million, in comparison to the second quarter of 1998. The following table sets forth the components of the Company's revenue (in thousands) for the quarter ending June 30:

                            1998                             1999
                 ---------------------------     -----------------------------
                                  Percent                           Percent
                                  of Total                          of Total
                   Amount         Revenue           Amount          Revenue
                 ------------    -----------     -------------     -----------
Guest Pay           $ 35,901           87.8          $ 41,479            93.7
Other                  4,997           12.2             2,790             6.3
                 ------------    -----------     -------------     -----------
   Total            $ 40,898          100.0          $ 44,269           100.0
                 ============    ===========     =============     ===========

         GUEST PAY SERVICES. Guest Pay revenue increased 15.5%, or $5.6 million, in the second quarter of 1999 in comparison to the same quarter of 1998. This increase was attributable to a 14.7% increase in the average number of installed Guest Pay rooms and a .7% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending June 30:

                                                    1998           1999
                                                 -----------    ------------
Average monthly revenue per room:
   Movie revenue                                    $ 18.54         $ 18.51
   Video game and other service revenue                3.54            3.73
                                                 -----------    ------------
      Total per Guest Pay room                      $ 22.08         $ 22.24
                                                 ===========    ============

         Average movie revenue per Guest Pay room decreased .2% in the second quarter of 1999 compared to the same quarter of 1998. This decrease was due to lower average buy rates and hotel occupancy levels, partially offset by higher average movie prices.

         Average video game and other service revenue per Guest Pay room increased 5.4% primarily as a result of increased revenue per Guest Pay room from cable television programming services, partially offset by a decrease in average monthly video game revenue per room.

         OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet. The decrease in the second quarter of 1999 from the second quarter of 1998 of $2.2 million or 44.2%, is primarily due to $1.4 million of revenue generated by ResNet in the second quarter of 1998. In addition, sales of televisions and system equipment were lower in the second quarter of 1999 from the year earlier quarter.

EXPENSE ANALYSIS

         DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending June 30:

                                   1998            1999
                                ------------    -----------
Direct costs:
   Guest Pay                       $ 14,679       $ 16,840
   Other                              3,508          2,165
                                ------------    -----------
                                   $ 18,187       $ 19,005
                                ============    ===========
Gross profit margin:
   Guest Pay                          59.1%          59.4%
   Other                              29.8%          22.4%
   Composite                          55.5%          57.1%


         Guest Pay direct costs increased 14.7%, or $2.2 million, in the second quarter of 1999 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of revenue, such costs decreased from 40.9% in the second quarter of 1998 to 40.6% in the current quarter, primarily due to a slight decrease in commissions earned by the hotels and increased margins earned on cable television programming services provided to Guest Pay rooms.

         Direct costs associated with other revenue decreased $1.3 million or 38.3% in the second quarter of 1999 from the year earlier quarter. This decrease is primarily due to $642,000 of direct costs incurred by ResNet in the second quarter of 1998 and the lower volume of television and equipment sales previously described. As a percentage of related revenues, direct costs increased to 77.6% of other revenue in the current quarter versus 70.2% in the second quarter of 1998. The resulting decrease in gross profit margin from 29.8% in the second quarter of 1998 to 22.4% in the current quarter is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described.

         The Company's overall gross profit increased 11.2%, or $2.6 million, to $25.3 million in the second quarter of 1999 on a 8.2% increase in revenues in comparison to the same period of the prior year. The Company's overall gross profit margin increased to 57.1% in the current quarter from 55.5% in the year earlier quarter.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):

                                                      1998                            1999
                                           ---------------------------     ---------------------------
                                                            Percent                         Percent
                                                            of Total                        of Total
                                             Amount         Revenues         Amount         Revenues
                                           ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                        $ 6,245           15.3         $ 6,032            13.7
   Selling, general and administrative           4,961           12.1           4,218             9.5
   Depreciation and amortization                13,407           32.8          14,880            33.6
                                           ------------    -----------     -----------     -----------
      Total operating expenses                $ 24,613           60.2        $ 25,130            56.8
                                           ============    ===========     ===========     ===========

         Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $710,000 in the second quarter of 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 9.0%, or $497,000 in the second quarter of 1999 compared to the year earlier quarter. This increase is primarily attributable to the 14.7% increase in average installed Guest Pay rooms in the second quarter of 1999 as compared to the year earlier quarter, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.23 per month in the second quarter of 1999 as compared to $3.40 per month in the second quarter of 1998.

         Selling, general and administrative expenses decreased 15.0%, or $743,000 in the second quarter of 1999 compared to the year earlier quarter. The decrease is due in part to the ResNet merger as $424,000 of selling, general and administrative expenses were incurred by ResNet in the second quarter of 1998. As a percentage of revenue, such expenses were 9.5% in the current quarter as compared to 12.1% in the year earlier quarter.

         Depreciation and amortization expenses increased 11.0% to $14.9 million in the second quarter of 1999 from $13.4 million in the year earlier quarter. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter. This increase was partially offset by the ResNet merger as ResNet depreciation and amortization during the second quarter of 1998 was $969,000.

         OPERATING INCOME. As a result of the factors previously described, the Company generated operating income of $134,000 in the second quarter of 1999 compared to an operating loss of $1.9 million in the same quarter of 1998.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. As previously described in Note 3 to the financial statements and the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's 1999 second quarter loss was $1.6 million. In addition, the Company recorded a $16.8 million charge in the second quarter of 1999 to write-down its investment in GICC to estimated fair value.

         INTEREST EXPENSE. Interest expense increased to $6.9 million in the current quarter from $5.6 million in the year earlier quarter due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $221.2 million at June 30, 1998 to $276.3 million at June 30, 1999. Average principal amount of long-term debt outstanding during the quarter ended June 30, 1999 was approximately $269 million (at an average interest rate of approximately 10.2%) as compared to an average principal amount outstanding of approximately $213 million (at an average interest rate of approximately 10.5%) during the second quarter of 1998.

         INTEREST INCOME. Interest income, earned on loans to unconsolidated affiliates, was $387,000 in the second quarter of 1999. No such interest was earned during the same period of 1998.

         NET LOSS. For the reasons previously described, the Company's net loss increased to $24.8 million in the second quarter of 1999 from a net loss of $7.5 million in the same quarter a year earlier.

         EBITDA. As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") excluding equity in losses of unconsolidated affiliates increased 30.5% to $15.0 million in the second quarter of 1999 as compared to $11.5 million in the second quarter of 1998. EBITDA as a percentage of total revenues was 33.9% in the current quarter as compared to 28.1% in the same quarter of 1998. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                              RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUE ANALYSIS

         The Company's total revenue for the six months ended June 30, 1999 increased 11.6%, or $9.0 million, in comparison to the six months ended June 30, 1998. The following table sets forth the components of the Company's revenue for the six months ended June 30 (dollar amounts in thousands):

                         1998                             1999
              ---------------------------     -----------------------------
                               Percent                           Percent
                               of Total                          of Total
                Amount         Revenue           Amount          Revenue
              ------------    -----------     -------------     -----------
Guest Pay        $ 67,750           87.7          $ 80,448            93.3
Other               9,495           12.3             5,786             6.7
              ------------    -----------     -------------     -----------
   Total         $ 77,245          100.0          $ 86,234           100.0
              ============    ===========     =============     ===========

         GUEST PAY REVENUE. Guest Pay revenue increased 18.7%, or $12.7 million, in the first half of 1999 in comparison to the same period of 1998. This increase was the result of a 15.3% increase in the average number of installed Guest Pay rooms and a 3.1% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the six months ending June 30:

                                                  1998           1999
                                               -----------    ------------
Average monthly revenue per room:
   Movie revenue                                  $ 17.93         $ 18.28
   Video game and other service revenue              3.31            3.61
                                               -----------    ------------
      Total per Guest Pay room                    $ 21.24         $ 21.89
                                               ===========    ============

         Average movie revenue per room increased 2.0% in the first six months of 1999 compared to the same period of 1998. This increase was due to higher average movie prices, partially offset by lower average buy rates and hotel occupancy levels.

         Average video game and other service revenue per room increased 9.1% primarily as a result of increased revenue per Guest Pay room from cable television programming services, partially offset by a decrease in average monthly video game revenue per room.

         OTHER REVENUE. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet. The decrease in the first six months of 1999 from the same period of 1998 of $3.7 million or 39.1%, is primarily due to $2.6 million of revenue generated by ResNet in the first six months of 1998. In addition, sales of televisions and system equipment were lower in the first half of 1999 from the year earlier period.

EXPENSE ANALYSIS

         DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs and gross profit margin for the six months ending June 30 (dollar amounts in thousands):

                                   1998            1999
                                ------------    -----------
Direct costs:
   Guest Pay                       $ 27,750       $ 32,691
   Other                              6,517          4,562
                                ------------    -----------
                                   $ 34,267       $ 37,253
                                ============    ===========

Gross profit margin:
   Guest Pay                          59.0%          59.4%
   Other                              31.4%          21.2%
   Composite                          55.6%          56.8%


         Guest Pay direct costs increased 17.8%, or $4.9 million, in the first half of 1999 as compared to the first half of 1998. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of revenue, such costs decreased from 41.0% during the first six months of 1998 to 40.6% during the same period of 1999. This decrease is primarily due to a slight decrease in commissions earned by the hotels and increased margins earned on cable television programming services provided to Guest Pay rooms.

         Direct costs associated with other revenue decreased $2.0 million or 30.0% in the first half of 1999 from the year earlier period. This decrease is primarily due to $1.2 million of direct costs incurred by ResNet in the first six months of 1998 and the lower volume of television and equipment sales previously described. As a percentage of related revenues, direct costs increased to 78.8% of other revenue in the current six month period versus 68.6% in the same period of 1998. The resulting decrease in gross profit margin from 31.4% in the first half of 1998 to 21.2% in the first half of 1999 is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described.

         The Company's overall gross profit increased 14.0%, or $6.0 million, to $49.0 million in the first six months of 1999 on an 11.6% increase in revenues in comparison to the same period of the prior year. The Company's overall gross profit margin was 56.8% in the current six month period, as compared to the year earlier 55.6%.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the six months ending June 30 (dollar amounts in thousands):

                                                    1998                            1999
                                         ---------------------------     ---------------------------
                                                          Percent                         Percent
                                                          of Total                        of Total
                                           Amount         Revenues         Amount         Revenues
                                         ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                     $ 12,382          16.0%        $ 11,899           13.8%
   Selling, general and administrative         9,787          12.7%           8,559            9.9%
   Depreciation and amortization              25,986          33.6%          29,305           34.0%
                                         ------------    -----------     -----------     -----------
      Total operating expenses              $ 48,155          62.3%        $ 49,763           57.7%
                                         ============    ===========     ===========     ===========

          Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $1.5 million in the first six months of 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 8.9%, or $973,000 in the first six months of 1999 compared to the year earlier period. This increase is primarily attributable to the 15.3% increase in average installed Guest Pay rooms in the current period as compared to the year earlier period, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.24 per month in the current period as compared to $3.43 per month in the prior year period.

         Selling, general and administrative expenses decreased 12.5%, or $1.2 million in the first six months of 1999 compared to the year earlier period. This decrease is primarily due to the ResNet merger as $1.0 million of selling, general and administrative expenses were incurred by ResNet in the first six months of 1998. As a percentage of revenue, such expenses were 9.9% in the current period as compared to 12.7% in the year earlier period.

         Depreciation and amortization expenses increased 12.8% to $29.3 million in the first six months of 1999 from $26.0 million in the year earlier period. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier period. This increase was partially offset by the ResNet merger as ResNet depreciation and amortization during the first six months of 1998 was $1.8 million.

         OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, decreased to $782,000 for the six months ending June 30, 1999 as compared to $5.2 million in the same period of 1998.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During 1998, the Company acquired a 10% interest in Across Media Networks, LLC ("AMN"), a company engaged in the creation and distribution of digitally produced on-screen content for television and the internet. Prior to the second quarter of 1999, the Company had applied the equity method of accounting for this investment to reflect the fact that the Company had certain financing obligations to AMN. Losses of $2.2 million related to this investment were recorded in the first quarter of 1999. During the second quarter of 1999, AMN was able to secure other financing resources eliminating the Company's obligation to provide future financing. Accordingly, the Company discontinued the use of the equity method of accounting for this investment and, as such, no further equity losses have been recorded. Additionally, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's net losses for the first six months of 1999 totaled $3.2 million. In addition, the Company recorded a $16.8 million charge in the second quarter of 1999 to write-down its investment in GICC to estimated fair value.

         INTEREST EXPENSE. Interest expense increased to $13.5 million in the current six month period from $10.9 million in the year earlier period due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $221.2 million at June 30, 1998 to $276.3 million at June 30, 1999. Average principal amount of long-term debt outstanding during the six months ended June 30, 1999 was approximately $266 million (at an average interest rate of approximately 10.2%) as compared to an average principal amount outstanding of approximately $204 million (at an average interest rate of approximately 10.6%) during the first six months of 1998.

         INTEREST INCOME. Interest income increased to $780,000 in the first half of 1999 from $92,000 during the same period of 1998. This increase is primarily due to increased loans to unconsolidated affiliates.

         NET LOSS. For the reasons previously described, the Company's net loss increased to $35.9 million in the first half of 1998 from a net loss of $16.2 million in the same period of the prior year.

         EBITDA. As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA increased 37.1% to $28.5 million in the first six months of 1999 as compared to $20.8 million in the first six months of 1998. EBITDA as a percentage of total revenue was 33.1% in the current six month period as compared to 26.9% in the same period of 1998. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

SEASONALITY

         The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1998, capital expenditures were $69.7 million (of which $14.2 million was incurred by ResNet) and net cash provided by operating activities was $13.2 (after the reduction of net cash used in operating activities of $5.0 million by ResNet). During the first six months of 1999, capital expenditures were approximately $25.7 million as compared to $36.4 million in the first six months of 1998, and net cash provided by operating activities was $20.5 million as compared to $5.6 million in the same period of 1998.

         Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures of between approximately $25 to $30 million during the remainder of 1999. In addition, the Company's cash requirements during 1999 and 2000 are expected to include (i) payments to OCC of $5.85 million on each of July 15, 1999 and July 15, 2000 pursuant to the terms of the multiple cross licenses and (ii) deferred purchase payments of up to $1 million in each of 1999 and 2000 in connection with the Company's acquisition of Connect Group Corporation in 1998. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

         On February 25, 1999, the Company amended and restated its existing bank credit facility. This amended facility (the "Bank Facility") consists of a $150 million secured credit facility which combines a $75 million term loan (the "Term Loan") and a $75 million revolving loan facility (the "Revolving Loan"). Proceeds under the Term Loan were used to repay amounts outstanding under the revolving loan facility that existed prior to the amendment and restatement. Minimum required prepayments of borrowings under the Term Loan for the respective years are (in thousands of dollars): 2001 -- $15,000; 2002 -- $18,750; 2003 -- $18,750; 2004 -- $22,500. The Bank Facility includes covenants which require the maintenance of certain financial ratios and which impose certain limitations on such matters as the incurrence of additional indebtedness and payments in respect of common stock of the Company, among others. As of June 30, 1999, the Company was in compliance with all such covenants.

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

         STATE OF READINESS. The Company has a project team comprised of key members from cross-organization departments. The team's objectives are to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Internally the Company has completed its efforts to identify the computer hardware and software that is used both at its in-house facilities as well as at its hotel properties. Research and testing of these systems for Year 2000 compliance is near completion. The Company expects to substantially complete its research and testing of internal computer hardware and software by the end of the third quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues is in progress and is estimated for completion during the fourth quarter of 1999.

         Externally, the Company is working to identify third party business relationships that are impacted by the Year 2000 issue. Research and review of these relationships, including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses, is nearly complete The Company expects to substantially complete its review of third party relationships by the end of the third quarter of 1999, although no assurance can be given as to the Year 2000 remediation of third parties.

         COSTS ASSOCIATED WITH YEAR 2000. Incremental costs are expected to be comprised primarily of costs to purchase software upgrades and hardware. Additionally, external consulting, programming and training costs may be incurred. Estimated costs of Year 2000 compliance are not fully determined at this time, however, the Company expects to incur less than $500,000 in aggregate out-of-pocket costs in 1998 and 1999 to complete its Year 2000 compliance program, excluding the costs of internal staffing. As of June 30, 1999 the Company has incurred out-of-pocket costs totaling approximately $275,000 toward Year 2000 compliance efforts. Such funds have been provided from the Company's bank credit facility. Although the Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be greater than $500,000.

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

         INTEREST. At June 30, 1999, the Company had debt totaling $276.3 million. During the second quarter of 1999, the Company entered into interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $266.3 million and variable rate debt of $10 million at June 30, 1999. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.7 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $100,000, assuming other variables remain constant.

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

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Annual Meeting of Stockholders of the company ("Meeting") was held on May 12, 1999 for the following purposes:

          1. Election of two directors to serve for a three-year term expiring in 2002;

          2. Ratification of the appointment of independent public accountants; and

          3.   Action on such matters as may properly come before the Meeting.

     b. The directors who were elected at the Meeting are as follows:

               Tim C. Flynn
               R. F. Leyendecker

     c.   The results of voting at the Meeting were as follows:

               Election of Directors -

                                         For           Against         Withheld      Abstentions
           Tim C. Flynn               9,870,213          - -           510,213           - -
           R. F. Leyendecker          9,870,213          - -           510,213           - -

          Ratification of Public Accountants -

                                For            Against                  Abstain
                            10,377,263          1,363                    1,800

ITEM 5 -- OTHER INFORMATION

          Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

         EXHIBIT
         NO.

         10.30 Form of Employment Agreement between the Company and Scott C. Petersen.

         10.31 Form of Employment Agreement between the Company and each of David M. Bankers, John M. O'Haugherty and Jeffrey T. Weisner.

B.  REPORTS ON FORM 8-K:

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 1999.

                       LODGENET ENTERTAINMENT CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LODGENET ENTERTAINMENT CORPORATION
                           ---------------------------------------------------
                                             (Registrant)

Date:  August 12, 1999     / s/  Scott C. Petersen
                           ----------------------------------------------------
                           Scott C. Petersen
                           President and Chief Executive Officer
                           (Principal  Executive Officer)

Date:  August 12, 1999     / s /  Jeffrey T. Weisner
                           ----------------------------------------------------
                           Jeffrey T. Weisner
                           Senior Vice President, Chief Financial Officer
                           (Principal Financial Officer)

Date:  August 12, 1999     / s /  Ronald W. Pierce
                           ----------------------------------------------------
                           Ronald W. Pierce
                           Vice President, Corporate Controller
                           (Principal Accounting Officer)