Form 10-Q
period 1999-09-30
LODGENET ENTERTAINMENT CORP
filed 1999-11-12
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


Commission File Number 0-22334


                       LODGENET ENTERTAINMENT CORPORATION

          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               46-0371161

      -------------------------------------        ----------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification Number)


          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107

       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP code)


                                 (605) 988-1000

                      -------------------------------------
                         (Registrant's telephone number,
                              including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         At November 1, 1999, there were 11,956,852 shares outstanding of the Registrant's common stock, $0.01 par value.

                       LODGENET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                                                          Page
                                                                                                           No.
                          PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements:
     Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (Unaudited).............    3
     Consolidated Statements of Operations (Unaudited) for
         the Three and Nine Months Ended September 30, 1998 and 1999....................................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 1998 and 1999..............................................    5
     Notes to Consolidated Financial Statements.........................................................    6
Item 2 -- Management's Discussion and Analysis of  Financial Condition
         and Results of Operations......................................................................    9
Item 3-- Quantitative and Qualitative Disclosures About Market Risk.....................................   19

                           PART II. OTHER INFORMATION

Item 1-- Legal Proceedings..............................................................................   20
Item 2-- Changes in Securities and Use of Proceeds......................................................   20
Item 3-- Defaults Upon Senior Securities................................................................   20
Item 4-- Submission of Matters to a Vote of Security Holders............................................   20
Item 5-- Other Information..............................................................................   20
Item 6-- Exhibits and Reports on Form 8-K...............................................................   20

SIGNATURES..............................................................................................   21


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       LODGENET ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                                  December 31,      September 30,
                                                                                                     1998               1999
                                                                                                ----------------   ----------------
                                                                                                                      (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                                                   $          5,240    $          2,104
   Accounts receivable, net of allowance for doubtful accounts                                           27,586              29,460
   Prepaid expenses and other                                                                             6,086              11,340
                                                                                               ----------------    ----------------
      Total current assets                                                                               38,912              42,904

Property and equipment, net of accumulated depreciation                                                 209,437             205,928
Investments in and advances to unconsolidated affiliates                                                 32,701              13,568
Debt issuance costs, net of accumulated amortization                                                      6,637               9,107
Other assets, net                                                                                        18,343              14,748
                                                                                               ----------------    ----------------

                                                                                               $        306,030    $        286,255
                                                                                               ================    ================

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                                            $         13,705    $         15,031
   Accrued expenses and other                                                                             9,410              14,325
   Current maturities of long-term debt                                                                   5,718               5,899
   Deferred revenue                                                                                       2,318               2,475
                                                                                               ----------------    ----------------
      Total current liabilities                                                                          31,151              37,730

Long-term debt                                                                                          262,375             268,934
Minority interest in consolidated subsidiary                                                                730                 730
                                                                                               ----------------    ----------------
   Total liabilities                                                                                    294,256             307,394
                                                                                               ----------------    ----------------
Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,942,387 and 11,944,711 shares outstanding at
      December 31, 1998 and September 30, 1999, respectively                                                119                 119
   Additional paid-in capital                                                                           123,706             123,764
   Accumulated other comprehensive loss                                                                  (1,512)               (939)
   Accumulated deficit                                                                                 (110,539)           (144,083)
                                                                                               ----------------    ----------------
      Total stockholders' equity (deficit)                                                               11,774             (21,139)
                                                                                               ----------------    ----------------

                                                                                               $        306,030    $        286,255
                                                                                               ================    ================

        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             --------------------------------    ---------------------------------
                                                                  1998              1999              1998              1999
                                                             ---------------   --------------    --------------     --------------
Revenues:
   Guest Pay                                                $       40,952     $       46,508     $      108,702     $      126,956
   Other                                                             4,824              3,132             14,319              8,918
                                                            --------------     --------------     --------------     --------------
      Total revenues                                                45,776             49,640            123,021            135,874
                                                            --------------     --------------     --------------     --------------

Direct costs:
   Guest Pay                                                        16,974             19,415             44,724             52,106
   Other                                                             3,166              2,474              9,683              7,036
                                                            --------------     --------------     --------------     --------------
      Total direct costs                                            20,140             21,889             54,407             59,142
                                                            --------------     --------------     --------------     --------------
Gross profit                                                        25,636             27,751             68,614             76,732
                                                            --------------     --------------     --------------     --------------

Operating expenses:
   Guest Pay operations                                              6,496              6,447             18,879             18,345
   Selling, general and administrative                               4,513              4,291             14,300             12,850
   Depreciation and amortization                                    13,955             15,235             39,941             44,541
                                                            --------------     --------------     --------------     --------------
      Total operating expenses                                      24,964             25,973             73,120             75,736
                                                            --------------     --------------     --------------     --------------
Operating income (loss)                                                672              1,778             (4,506)               996
Equity in losses of unconsolidated affiliates                           --                 --                 --            (22,217)
Gain on sale of investment                                              --              7,095                 --              7,095
Interest expense                                                    (6,066)            (6,882)           (16,938)           (20,360)
Interest income                                                         19                424                111              1,205
Provision for income taxes                                             (82)              (106)              (308)              (263)
                                                            --------------     --------------     --------------     --------------
Net income (loss)                                           $       (5,457)    $        2,309     $      (21,641)    $      (33,544)
                                                            ==============     ==============     ==============     ==============

Basic earnings per common share                             $        (0.47)    $          .19     $        (1.88)    $        (2.81)
Average basic common shares outstanding                         11,552,345         11,944,691         11,485,466         11,943,163

Diluted earnings per common share                           $        (0.47)    $          .19     $        (1.88)    $        (2.81)
Average diluted common shares outstanding                       11,552,345         12,426,986         11,485,466         11,943,163

              The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                               ------------------------------------
                                                                                                    1998                1999
                                                                                               ----------------    ----------------
Operating activities:
   Net loss                                                                                    $        (21,641)   $        (33,544)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                                                      39,941              44,541
      Gain on sale of property and equipment                                                               (309)                 --
      Gain on sale of investment                                                                             --              (7,095)
      Equity in losses of unconsolidated affiliates                                                          --              22,217
      Change in operating assets and liabilities:
         Accounts receivable                                                                             (7,639)             (1,089)
         Prepaid expenses and other                                                                        (954)              1,853
         Accounts payable                                                                                (2,321)              1,311
         Accrued expenses and other                                                                       3,640               4,765
         Other                                                                                              745               2,074
                                                                                               ----------------    ----------------
Net cash provided by operating activities                                                                11,462              35,033
                                                                                               ----------------    ----------------

Investing activities:
   Property and equipment additions                                                                     (54,979)            (37,871)
   Proceeds from sale of property and equipment                                                             412                  --
   Investment in unconsolidated affiliates                                                               (6,819)             (3,364)
                                                                                               ----------------    ----------------
Net cash used for investing activities                                                                  (61,386)            (41,235)
                                                                                               ----------------    ----------------

Financing activities:
   Proceeds from long-term debt                                                                           1,802              75,000
   Repayment of long-term debt                                                                             (512)                (29)
   Payment on license rights liability                                                                   (5,461)             (4,954)
   Repayment of capital lease obligations                                                                    --                (430)
   Borrowings under revolving credit facility                                                            55,500              19,000
   Repayments of revolving credit facility                                                                   --             (82,000)
   Debt issuance costs                                                                                       --              (3,559)
   Stock option activity                                                                                    238                  --
                                                                                               ----------------    ----------------
Net cash provided by financing activities                                                                51,567               3,028
                                                                                               ----------------    ----------------

Effect of exchange rates on cash                                                                            (53)                 38
                                                                                               ----------------    ----------------
Increase (decrease) in cash and cash equivalents                                                          1,590              (3,136)
Cash and cash equivalents at beginning of period                                                          1,021               5,240
                                                                                               ----------------    ----------------
Cash and cash equivalents at end of period                                                     $          2,611    $          2,104
                                                                                               ================    ================

Supplemental cash flow information:
   Cash paid for interest                                                                      $         13,147    $         17,165
                                                                                               ================    ================

Noncash investing and financing activity:
    License rights acquired by incurring liability                                             $         15,709    $             --
                                                                                               ================    ================


              The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

         The accompanying consolidated financial statements as of September 30, 1999, and for the three and nine month periods ended September 30, 1998 and 1999, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1998, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full year.

         The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                        December 31,        September 30,
                                                            1998                1999
                                                     -----------------    ----------------
Land, building and equipment                         $         48,105     $         54,310
Free-to-guest equipment                                        16,237               17,790
Guest pay systems:
   Installed                                                  257,980              283,692
   System components                                           24,933               25,376
   Software costs                                               8,640                9,604
                                                     ----------------     ----------------
      Total                                                   355,895              390,772
Less - depreciation and amortization                         (146,458)            (184,844)
                                                     ----------------     ----------------
Property and equipment, net                          $        209,437     $        205,928
                                                     ================     ================

Note 3 -- Investment in Affiliate

         The Company obtained a 30% interest in Global Interactive Communications Corporation ("GICC") resulting from the November 30, 1998 merger transaction of the Company's majority owned subsidiary, ResNet Communications, LLC with two other entities. GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company recorded losses totaling $3.2 million for the first six months of 1999 to reflect its 30% equity interest in GICC's losses. Additionally, during the second quarter of 1999, the Company recorded a charge of $16.8 million to write-down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company will use the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets.

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

         The Bank Facility includes terms and conditions which require the maintenance of certain financial ratios and place certain limitations on capital expenditures, investments, additional indebtedness, liens, guarantees, and certain payments or distributions in respect of common stock of the Company. Loans under the Bank Facility are secured by a first priority security interest in all of the Company's assets. As of September 30, 1999, $13.5 million was outstanding under the revolving credit facility, and the Company was in compliance with all covenants, terms and conditions of the Bank Facility.

Note 5 -- Gain on Sale of Investment

         In February 1998, the Company acquired a 10% equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the internet. The Company also held rights to convert amounts loaned to AMN into an additional 80% equity interest. During the third quarter of 1999, the Company sold its interest in AMN for consideration of $9.25 million, consisting of a $7.2 million note from the buyer due March 31, 2000 and a $2.05 million note from AMN due August 31, 2002. The Company has deferred recognition of the $2.05 million AMN note until realization is more certain. The transaction resulted in immediate recognition of a $7.1 million gain.

Note 6 -- Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily represents net income adjusted for foreign currency translation adjustments. Comprehensive income (in thousands of dollars) was $2,375 for the quarter ended September 30, 1999 as compared to a comprehensive loss of $5,857 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, comprehensive loss was $32,971 and $22,368, respectively.

Note 7 -- Reclassification

         Beginning in 1999, the Company has chosen to reflect the results of its free-to-guest business within the "other" components of revenues and direct costs in the statements of operations. Accordingly, the statement of operations for the three and nine months ended September 30, 1998 includes these reclassifications to conform to the 1999 presentation. These changes had no impact on total revenues, direct costs or net loss for the period.

Note 8 -- Effect of Recently Issued Accounting Standards

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

Note 9 -- Subsequent Event

         Effective November 4, 1999, the Company sold its interest in 1stUp.com, a provider of free internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 117,166 shares of CMGI common stock, which shares are subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company expects to record a gain of approximately $7.6 million during the fourth quarter of 1999.

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

OVERVIEW

         LodgeNet is a specialized communications company which provides video on-demand, network-based video games, high-speed internet access, cable television programming and other interactive entertainment and information services to the lodging industry utilizing its B-LAN-Registered Trademark- open system architecture.

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

         During the three months and twelve months ended September 30, 1999, the Company installed its systems in the following number of rooms, net of de-installations:

                                   Three Months              Twelve Months
                                       Ended                     Ended
                                September 30, 1999       September 30, 1999
                               ----------------------    ----------------------

Guest Pay rooms                           16,214                    70,519
                               ======================    ======================

Nintendo game system rooms                21,808                    67,947
                               ======================    ======================

         The room installations for the twelve months ended September 30, 1999 represent increases of 12.2% for Guest Pay and 12.8% for Nintendo, over the room bases at September 30, 1998.

The Company's base of installed rooms was comprised as follows at September 30:

                                        1998                       1999
                               -----------------------   -----------------------
                                  Rooms          %          Rooms          %
                               ------------   --------   ------------   --------
Guest Pay rooms:
     Scheduled                      16,403        2.8          6,784        1.0
     On-demand                     562,578       97.2        642,716       99.0
                               -----------    -------    ------------   -------
                                   578,981      100.0        649,500      100.0
                               ============   ========   ============   ========

Nintendo game system rooms         530,194                   598,141
                               ============              ============

         Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at September 30:

                                            1998             1999
                                       ------------     ------------

Total rooms served                         683,390          750,287
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

         RESIDENTIAL SERVICES. Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet") were merged with two non-affiliated entities to form a new entity, Global Interactive Communications Corporation ("GICC"). The Company has a 30% equity interest in GICC. GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. Prior to the third quarter of 1999, the Company accounted for its investment in GICC using the equity method of accounting for an investment, recording losses totaling $3.2 million for its share of GICC's losses for the six months ending June 30, 1999. Additionally, during the second quarter of 1999, the Company recorded a charge of $16.8 million to write-down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company will use the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets.

                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUE ANALYSIS

         The Company's total revenue for the third quarter of 1999 increased 8.4%, or $3.9 million, in comparison to the third quarter of 1998. The following table sets forth the components of the Company's revenue (in thousands) for the quarter ending September 30:

                             1998                             1999
                  ---------------------------     -----------------------------
                                   Percent                           Percent
                                   of Total                          of Total
                    Amount         Revenue           Amount          Revenue
                  ------------    -----------     -------------     -----------
Guest Pay         $    40,952           89.5      $     46,508            93.7
Other                   4,824           10.5             3,132             6.3
                  ------------    -----------     -------------     -----------
   Total          $    45,776          100.0      $     49,640           100.0
                  ============    ===========     =============     ===========

         GUEST PAY SERVICES. Guest Pay revenue increased 13.6%, or $5.6 million, in the third quarter of 1999 in comparison to the same quarter of 1998. This increase was attributable to a 13.3% increase in the average number of installed Guest Pay rooms and a .3% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the quarter ending September 30:

                                                     1998           1999
                                                  -----------    ------------
Average monthly revenue per room:
   Movie revenue                                  $    19.79     $     19.71
   Video game and other service revenue                 4.38            4.53
                                                  -----------    ------------
      Total per Guest Pay room                    $    24.17     $     24.24
                                                  ===========    ============

         Average movie revenue per Guest Pay room decreased .4% in the third quarter of 1999 compared to the same quarter of 1998. This decrease was due to lower average buy rates partially offset by higher average movie prices.

         Average video game and other service revenue per Guest Pay room increased 3.4% primarily as a result of increased revenue per Guest Pay room from cable television programming services, partially offset by a decrease in average monthly video game revenue per room.

         OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet. The decrease in the third quarter of 1999 from the third quarter of 1998 of $1.7 million or 35.1%, is primarily due to $1.6 million of revenue generated by ResNet in the third quarter of 1998. In addition, sales of televisions and system equipment were lower in the third quarter of 1999 from the year earlier quarter.

EXPENSE ANALYSIS

         DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending September 30:

                                    1998            1999
                                ------------    -----------
Direct costs:
   Guest Pay                    $    16,974     $   19,415
   Other                              3,166          2,474
                                ------------    -----------
                                $    20,140     $   21,889
                                ============    ===========

Gross profit margin:
   Guest Pay                          58.6%          58.3%
   Other                              34.4%          21.0%
   Composite                          56.0%          55.9%

         Guest Pay direct costs increased 14.4%, or $2.4 million, in the third quarter of 1999 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of revenue, such costs increased from 41.4% in the third quarter of 1998 to 41.7% in the current quarter, primarily due to a slight increase in studio and video game license fees.

         Direct costs associated with other revenue decreased $692,000 or 21.9% in the third quarter of 1999 from the year earlier quarter. This decrease is primarily due to $713,000 of direct costs incurred by ResNet in the second quarter of 1998 and the lower volume of television and equipment sales previously described. As a percentage of related revenues, direct costs increased to 79.0% of other revenue in the current quarter versus 65.6% in the third quarter of 1998. The resulting decrease in gross profit margin from 34.4% in the third quarter of 1998 to 21.0% in the current quarter is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described.

         The Company's overall gross profit increased 8.3%, or $2.1 million, to $27.8 million in the third quarter of 1999 on an 8.4% increase in revenues in comparison to the same period of the prior year. The Company's overall gross profit margin decreased to 55.9% in the current quarter from 56.0% in the year earlier quarter.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

                                                          1998                            1999
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                        $     6,496           14.2      $    6,447            13.0
   Selling, general and administrative               4,513            9.9           4,291             8.6
   Depreciation and amortization                    13,955           30.5          15,235            30.7
                                               ------------    -----------     -----------     -----------
      Total operating expenses                 $    24,964           54.6      $   25,973            52.3
                                               ============    ===========     ===========     ===========

         Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $799,000 in the third quarter of 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 13.2%, or $750,000 in the third quarter of 1999 compared to the year earlier quarter. This increase is attributable to the 13.3% increase in average installed

Guest Pay rooms in the third quarter of 1999 as compared to the year earlier quarter. Per average installed Guest Pay room, such expenses were $3.36 per month in the third quarter of 1999 and 1998.

         Selling, general and administrative expenses decreased 4.9%, or $222,000 in the third quarter of 1999 compared to the year earlier quarter. The decrease is due in part to the ResNet merger as $436,000 of selling, general and administrative expenses were incurred by ResNet in the third quarter of 1998. As a percentage of revenue, such expenses were 8.6% in the current quarter as compared to 9.9% in the year earlier quarter.

         Depreciation and amortization expenses increased 9.2% to $15.2 million in the third quarter of 1999 from $14.0 million in the year earlier quarter. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter. This increase was partially offset by the ResNet merger as ResNet depreciation and amortization during the third quarter of 1998 was $1.0 million.

         OPERATING INCOME. As a result of the factors previously described, the Company generated operating income of $1.8 million in the third quarter of 1999 compared to $672,000 in the same quarter of 1998.

         GAIN ON SALE OF INVESTMENT. In February 1998, the Company acquired a 10% equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the internet. The Company also held rights to convert amounts loaned to AMN into an additional 80% equity interest. During the third quarter of 1999, the Company sold its interest in AMN for consideration of $9.25 million, consisting of a $7.2 million note from the buyer due March 31, 2000 and a $2.05 million note from AMN due August 31, 2002. The Company has deferred recognition of the $2.05 million AMN note until realization is more certain. The transaction resulted in immediate recognition of a $7.1 million gain.

         INTEREST EXPENSE. Interest expense increased to $6.9 million in the current quarter from $6.1 million in the year earlier quarter due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $250.4 million at September 30, 1998 to $274.8 million at September 30, 1999. Average principal amount of long-term debt outstanding during the quarter ended September 30, 1999 was approximately $276 million (at an average interest rate of approximately 10.0%) as compared to an average principal amount outstanding of approximately $232 million (at an average interest rate of approximately 10.4%) during the third quarter of 1998.

         INTEREST INCOME. Interest income, earned on loans to unconsolidated affiliates, increased to $424,000 in the third quarter of 1999 from $19,000 in the same period of 1998.

         NET INCOME (LOSS). For the reasons previously described, the Company generated net income of $2.3 million during the third quarter of 1999 as compared to a net loss of $5.5 million in the third quarter of 1998.

         EBITDA. As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") excluding the gain on sale of investment increased 16.3% to $17.0 million in the third quarter of 1999 as compared to $14.6 million in the third quarter of 1998. EBITDA as a percentage of total revenues was 34.3% in the current quarter as compared to 32.0% in the same quarter of 1998. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUE ANALYSIS

         The Company's total revenue for the nine months ended September 30, 1999 increased 10.4%, or $12.9 million, in comparison to the nine months ended September 30, 1998. The following table sets forth the components of the Company's revenue for the nine months ended September 30 (dollar amounts in thousands):

                              1998                             1999
                  -----------------------------    -----------------------------
                                     Percent                          Percent
                                    of Total                          of Total
                     Amount          Revenue          Amount          Revenue
                  -------------    ------------    -------------     -----------
Guest Pay         $    108,702            88.4     $    126,956            93.4
Other                   14,319            11.6            8,918             6.6
                  ------------     -----------     ------------      -----------
   Total          $    123,021           100.0     $    135,874           100.0
                  =============    ============    =============     ===========

         GUEST PAY REVENUE. Guest Pay revenue increased 16.8%, or $18.3 million, in the first nine months of 1999 in comparison to the same period of 1998. This increase was the result of a 14.6% increase in the average number of installed Guest Pay rooms and a 1.9% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per installed Guest Pay room for the nine months ending September 30:

                                                     1998           1999
                                                  -----------    ------------
Average monthly revenue per room:
   Movie revenue                                  $    18.57     $     18.77
   Video game and other service revenue                 3.70            3.93
                                                  ----------     -----------
      Total per Guest Pay room                    $    22.27     $     22.70
                                                  ===========    ============

         Average movie revenue per room increased 1.1% in the first nine months of 1999 compared to the same period of 1998. This increase was due to higher average movie prices, partially offset by lower average buy rates and hotel occupancy levels.

         Average video game and other service revenue per room increased 6.2% primarily as a result of increased revenue per Guest Pay room from cable television programming services, partially offset by a decrease in average monthly video game revenue per room.

         OTHER REVENUE. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet. The decrease in the first nine months of 1999 from the same period of 1998 of $5.4 million or 37.7%, is primarily due to $4.2 million of revenue generated by ResNet in the first nine months of 1998. In addition, sales of televisions and system equipment were lower in the first nine months of 1999 from the year earlier period.

EXPENSE ANALYSIS

         DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs and gross profit margin for the nine months ending September 30 (dollar amounts in thousands):

                                   1998            1999
                                ------------    -----------
Direct costs:
   Guest Pay                    $    44,724     $   52,106
   Other                              9,683          7,036
                                -----------     ----------
                                $    54,407     $   59,142
                                ============    ===========

Gross profit margin:
   Guest Pay                          58.9%          59.0%
   Other                              32.4%          21.1%
   Composite                          55.8%          56.5%

         Guest Pay direct costs increased 16.5%, or $7.4 million, in the first nine months of 1999 as compared to the first nine months of 1998. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of revenue, such costs decreased from 41.1% during the first nine months of 1998 to 41.0% during the same period of 1999. This decrease is primarily due to a slight decrease in commissions earned by the hotels and increased margin earned on cable television programming services provided to Guest Pay rooms.

         Direct costs associated with other revenue decreased $2.6 million or 27.3% in the first nine months of 1999 from the year earlier period. This decrease is primarily due to $1.9 million of direct costs incurred by ResNet in the first nine months of 1998 and the lower volume of television and equipment sales previously described. As a percentage of related revenues, direct costs increased to 78.9% of other revenue in the current nine month period versus 67.6% in the same period of 1998. The resulting decrease in gross profit margin from 32.4% in the first nine months of 1998 to 21.1% in the first nine months of 1999 is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described.

         The Company's overall gross profit increased 11.8%, or $8.1 million, to $76.7 million in the first nine months of 1999 on a 10.4% increase in revenues in comparison to the same period of the prior year. The Company's overall gross profit margin was 56.5% in the current nine month period, as compared to the year earlier 55.8%.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the nine months ending September 30 (dollar amounts in thousands):

                                                          1998                            1999
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                        $    18,879          15.3%      $   18,345           13.5%
   Selling, general and administrative              14,300          11.6%          12,850            9.5%
   Depreciation and amortization                    39,941          32.5%          44,541           32.8%
                                               ------------    -----------     -----------     -----------
      Total operating expenses                 $    73,120          59.4%      $   75,736           55.8%
                                               ============    ===========     ===========     ===========

          Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $2.3 million in the first nine months of 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 10.4%, or $1.7 million in the first nine months of 1999 compared to the year earlier period. This increase is primarily attributable to the 14.6% increase in average installed Guest Pay rooms in the current period as compared to the year earlier period, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.28 per month in the current period as compared to $3.40 per month in the prior year period.

         Selling, general and administrative expenses decreased 10.1%, or $1.5 million in the first nine months of 1999 compared to the year earlier period. This decrease is primarily due to the ResNet merger as $1.5 million of selling, general and administrative expenses were incurred by ResNet in the first nine months of 1998. As a percentage of revenue, such expenses were 9.5% in the current period as compared to 11.6% in the year earlier period.

         Depreciation and amortization expenses increased 11.5% to $44.5 million in the first nine months of 1999 from $39.9 million in the year earlier period. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier period. This increase was partially offset by the ResNet merger as ResNet depreciation and amortization during the first nine months of 1998 was $2.8 million.

         OPERATING INCOME (LOSS). As a result of the factors previously described, the Company generated operating income of $996,000 in the first nine months of 1999 compared to an operating loss of $4.5 million in the same period of 1998.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During 1998, the Company acquired a 10% interest in Across Media Networks, LLC ("AMN"), a company engaged in the creation and distribution of digitally produced on-screen content for television and the internet. Prior to the second quarter of 1999, the Company had applied the equity method of accounting for this investment to reflect the fact that the Company had certain financing obligations to AMN. Losses of $2.2 million related to this investment were recorded in the first quarter of 1999. During the second quarter of 1999, AMN was able to secure other financing resources eliminating the Company's obligation to provide future financing. Accordingly, the Company discontinued the use of the equity method of accounting for this investment and, as such, no further equity losses have been recorded. Additionally, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's net losses for the first six months of 1999 totaled $3.2 million. In addition, the Company recorded a $16.8 million charge in the second quarter of 1999 to write-down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company will use the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets.

         GAIN ON SALE OF INVESTMENT. In February 1998, the Company acquired a 10% equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the internet. The Company also held rights to convert amounts loaned to AMN into an additional 80% equity interest. During the third quarter of 1999, the Company sold its interest in AMN for consideration of $9.25 million, consisting of a $7.2 million note from the buyer due March 31, 2000 and a $2.05 million note from AMN due August 31, 2002. The Company has deferred recognition of the $2.05 million AMN note until realization is more certain. The transaction resulted in immediate recognition of a $7.1 million gain.

         INTEREST EXPENSE. Interest expense increased to $20.4 million in the current nine month period from $16.9 million in the year earlier period due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $250.4 million at September 30, 1998 to $274.8 million at September 30, 1999. Average principal amount of long-term debt outstanding during the nine months ended September 30, 1999 was approximately $270 million (at an average interest rate of approximately 10.1%) as compared to an average principal amount outstanding of approximately $215 million (at an average interest rate of approximately 10.5%) during the first nine months of 1998.

         INTEREST INCOME. Interest income, earned on loans to unconsolidated affiliates, increased to $1.2 million in the third quarter of 1999 from $111,000 in the same period of 1998.

         NET LOSS. For the reasons previously described, the Company's net loss increased to $33.5 million in the first nine months of 1999 from a net loss of $21.6 million in the same period of the prior year.

         EBITDA. As a result of increasing revenues from Guest Pay services, and the other factors previously described, EBITDA increased 28.5% to $45.5 million in the first nine months of 1999 as compared to $35.4 million in the first nine months of 1998. EBITDA as a percentage of total revenue was 33.5% in the current nine month period as compared to 28.8% in the same period of 1998. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

SEASONALITY

         The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1998, capital expenditures were $69.7 million (of which $14.2 million was incurred by ResNet) and net cash provided by operating activities was $13.2 (after the reduction of net cash used in operating activities of $5.0 million by ResNet). During the first nine months of 1999, capital expenditures were $37.9 million as compared to $55.0 million in the first nine months of 1998, and net cash provided by operating activities was $35.0 million as compared to $11.5 million in the same period of 1998.

         Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures of approximately $10 million during the remainder of 1999. In addition, the Company's cash requirements during 2000 are expected to include the payment to OCC of $5.85 million on July 15, 2000 pursuant to the terms of the multiple cross licenses and may include deferred purchase payments of up to $2 million in connection with the Company's acquisition of Connect Group Corporation in 1998. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

         On February 25, 1999, the Company amended and restated its existing bank credit facility. This amended facility (the "Bank Facility") consists of a $150 million secured credit facility which combines a $75 million term loan (the "Term Loan") and a $75 million revolving loan facility (the "Revolving Loan"). Proceeds under the Term Loan were used to repay amounts outstanding under the revolving loan facility that existed prior to the amendment and restatement. Minimum required prepayments of borrowings under the Term Loan for the respective years are (in thousands of dollars): 2001 -- $15,000; 2002 -- $18,750; 2003 -- $18,750; 2004 -- $22,500. The Bank Facility includes covenants which require the maintenance of certain financial ratios and which impose certain limitations on such matters as the incurrence of additional indebtedness and payments in respect of common stock of the Company, among others. As of September 30, 1999, the Company was in compliance with all such covenants.

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

         STATE OF READINESS. The Company has a project team comprised of key members from cross-organization departments. The team's objectives are to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Internally the Company has completed its efforts to identify the computer hardware and software that is used both at its in-house facilities as well as at its hotel properties. Research and testing of these systems for Year 2000 compliance is near completion. The Company has substantially completed its research and testing of internal computer hardware and software as of the end of the third quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues is near completion and will be completed during the fourth quarter of 1999.

         Externally, the Company continues to work to identify third party business relationships that are impacted by the Year 2000 issue. Research and review of these relationships, including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses, is substantially complete. The Company expects to complete its review of third party relationships during the fourth quarter of 1999, although no assurance can be given as to the Year 2000 remediation of third parties.

         COSTS ASSOCIATED WITH YEAR 2000. Incremental costs are expected to be comprised primarily of costs to purchase software upgrades and hardware. Additionally, external consulting, programming and training costs may be incurred. The Company expects to incur less than $500,000 in aggregate out-of-pocket costs in 1998 and 1999 to complete its Year 2000 compliance program, excluding the costs of internal staffing. As of September 30, 1999 the Company has incurred out-of-pocket costs totaling approximately $300,000 toward Year 2000 compliance efforts. Such funds have been provided from the Company's bank credit facility. Although the Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be greater than $500,000.

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

         CONTINGENCY PLANS. The Company continues to prepare contingency plans for Year 2000 issues. The Company is in the process of identifying the most reasonably likely worst-case scenarios, so that it may attempt to secure alternate vendors and service providers for these functions as well as to develop alternative systems which could be used to process data. Contingency plans are expected to be completed during the fourth quarter of 1999.

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

         INTEREST. At September 30, 1999, the Company had debt totaling $274.8 million. During the second quarter of 1999, the Company entered into interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $261.3 million and variable rate debt of $13.5 million at September 30, 1999. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.2 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $135,000, assuming other variables remain constant.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

         None.

B.  REPORTS ON FORM 8-K:

         The Company filed no Reports on Form 8-K during the quarter ended September 30, 1999.

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


                                    LODGENET ENTERTAINMENT CORPORATION
                                -----------------------------------------------
                                           (Registrant)



Date:  November 8, 1999          /s/  SCOTT C. PETERSEN
                                -----------------------------------------------
                                 Scott C. Petersen
                                 President and Chief Executive Officer
                                 (Principal  Executive Officer)




Date:  November 8, 1999          /s/  JEFFREY T. WEISNER
                                -----------------------------------------------
                                 Jeffrey T. Weisner
                                 Senior Vice President, Chief Financial Officer
                                 (Principal Financial Officer)




Date:  November 8, 1999          /s/  RONALD W. PIERCE
                                -----------------------------------------------
                                 Ronald W. Pierce
                                 Vice President, Corporate Controller
                                 (Principal Accounting Officer)