Form 10-K
period 1999-12-31
LODGENET ENTERTAINMENT CORP
filed 2000-03-29
CIK 911002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

================================================================================
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
================================================================================


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

================================================================================
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

Commission File Number:    0-22334

                       LODGENET ENTERTAINMENT CORPORATION
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                            46-0371161
                  --------                            ----------
          (State of Incorporation)         (IRS Employer Identification Number)

          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                (605) 988 - 1000
                                ----------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $202,800,000. The number of shares of common stock of the Registrant outstanding as of March 22, 2000 was 12,123,688 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Part III of this Form 10-K is incorporated by reference from Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 1999.


===============================================================================
This Report contains a total of 50 pages, excluding exhibits. The exhibit index appears on page 26.

                                TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements.........................................................     1

Item 1 - Business.........................................................................................     1

         Overview.........................................................................................     1
         Business Strategy................................................................................     2
         Markets and Customers............................................................................     3
         Services and Products............................................................................     3
         Operations.......................................................................................     5
         Competition......................................................................................     7
         Regulation.......................................................................................     9
         Employees........................................................................................    10

Item 2 - Properties.......................................................................................    10

Item 3 - Legal Proceedings................................................................................    10

Item 4 - Submission of Matters to a Vote of Security Holders..............................................    10

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters............................    11

         Dividends........................................................................................    11
         Stockholder Rights Plan..........................................................................    11

Item 6 - Selected Financial Data..........................................................................    15

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations............    17

Item 7A - Quantitative and Qualitative Disclosures About Market Risk......................................    23

Item 8 - Financial Statements and Supplementary Data......................................................    26

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.............    26

Item 10 - Directors and Officers of the Registrant........................................................    26

Item 11 - Executive Compensation..........................................................................    26

Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................    26

Item 13 - Certain Relationships and Related Transactions..................................................    27

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    27

-----------------

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

ITEM 1 - BUSINESS

OVERVIEW

         LodgeNet is a broadband, interactive services provider which specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo-Registered Trademark- video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public. As one of the largest companies in the industry, LodgeNet currently provides service to 761,500 rooms in more than 4,900 hotel properties. Of this base, the Company has installed its interactive television system in more than 661,000 rooms, which host more than 190 million guests on an annual basis.

         The Company's Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, network-based Nintendo-Registered Trademark- video games, Internet-enhanced television (which does not require a laptop for access), and high-speed Internet access services. Guest Pay packages may also include services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The Company provides its services to various corporate-managed hotel chains such as Sheraton, Ritz-Carlton, Harrah's Casino Hotels, Omni, Delta Hotels and Resorts, Outrigger, La Quinta Inns, and Red Roof Inns, as well as many individual properties flying the Marriott, Holiday Inn, Hilton, Inter-Continental, Prince, Radisson, Westin, Doubletree, Embassy Suites, Wingate and other flags.

         The growth in revenue and EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") that the Company has experienced over the past five years has primarily resulted from the rapid expansion of its Guest Pay interactive room base. During this period, its Guest Pay room base has grown from 185,000 at the end of 1994 to more than 661,000 as of December 31, 1999, a 29.0% compounded annual growth rate. During the same period, its revenues and EBITDA have grown at compounded annual growth rates of 35.0% and 45.2% respectively.

         The Company provides its services throughout the United States and Canada, and in other select countries through licensing arrangements with strategic partners. The Company's contracts are exclusive and typically have initial, non-cancelable terms of five to seven years. The exclusive nature of these contracts allows the Company to estimate (based on certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision. The average remaining life of the Company's existing guest pay contracts is over four years.

         The Company delivers its interactive television and Internet access services through the use of its broadband local area network ("B-LAN-Registered Tradmark-") system architecture. The design of this open-architecture, UNIX-based platform enables the Company to upgrade system software to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable. The Company believes the flexibility of its broadband system architecture has enabled it to provide innovative and creative interactive offerings to the lodging industry, including:

         - being the first in its industry to offer on demand movies (as compared to scheduled movies that can only be watched at predetermined times) in 100% of installed guest pay rooms,

         - being the first in its industry to install and then widely deploy network-based video games,

         - being the first in its industry to utilize and then deploy in 100% of its installed guest pay rooms an image-based menu and purchasing protocol using on-screen graphics to market movies, video games and other interactive television services, rather than using simple text menus traditionally used by competitors,

         - integrating technology that enables hotel guests to access and navigate the Internet and Internet-sourced entertainment and information through guest room televisions, and

         - integrating technology that allows the Company to cost-effectively provide plug-and-play, high-speed Internet access (at up to 50 times the speed of conventional modems) to hotel guest rooms, business conference rooms and other meeting spaces.

         The Company's predecessor commenced business in 1980 as Satellite Movie Company, incorporated as a South Dakota corporation in February 1983, and changed its name to LodgeNet Entertainment Corporation in September 1991. On October 13, 1993, LodgeNet Entertainment Corporation changed its state of incorporation from South Dakota to Delaware by merging with and into the Company, its newly-formed Delaware subsidiary, which then adopted the LodgeNet name. The Company's principal executive offices are located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107, (605) 988-1000.

BUSINESS STRATEGY

         CONTINUE TO EXPAND THE COMPANY'S ROOM BASE. Within the Company's target market of hotels with 75 or more rooms, the Company believes substantial opportunity exists for continued, selective growth in its Guest Pay interactive room base. The Company estimates that more than 400,000 rooms are presently not served by any guest pay vendor and fit its target economic profile. The Company also estimates that its competitors serve another 200,000 rooms under contracts due to expire before 2001. The Company believes that the cost-effective and flexible design of its scaleable interactive television system, together with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand its interactive room base pursuant to long term contracts. Internationally, the Company intends to continue to expand into selected countries in Asia and Latin America and other regions through licensing agreements with established entities in these countries. Under these agreements, the Company does not provide any capital investment. Instead, the Company licenses its interactive system architecture and capabilities, sells equipment at cost plus an agreed markup and receives a royalty based on gross revenues.

         INCREASE ROOM REVENUES THROUGH EXPANSION OF INTERACTIVE SERVICES. Having successfully transitioned 100% of its Guest Pay room base to its interactive television platform, the Company plans to continue to increase the revenue it realizes from each Guest Pay interactive room by expanding and enhancing the scope of its interactive television programming and adding Internet-based services to its installed base. The Company intends to continue offering on-demand movies and Nintendo N64 video games ("N64") in all new Guest Pay interactive rooms. It also plans to upgrade selected existing systems utilizing the Super Nintendo Entertainment System ("SNES") to the N64 platform over time as the N64 game system generates more per room revenue than the older SNES system.

         To take advantage of the explosive growth of the Internet and the vast amount of content available on the Internet for delivery into its interactive room base, the Company is engaged in a focused product development effort targeted at integrating Internet-based technologies into its interactive television system. The Company tested hardware platforms available from various vendors, created relationships with a variety of Internet-based content and connectivity companies, enhanced its proprietary communications software and installed the new Internet platform into more than 10,000 rooms as of December 31, 1999. Based on this experience, the Company believes there are significant opportunities to generate new interactive services revenues from usage fees charged to the guests for Internet access through the guest room television. The Company also believes that the more than 190 million guests who annually stay in the guest rooms served by the Company, represent a highly desirable target audience to which the Company can provide access for third-party providers of content, merchandise and information services.

          In addition to its television-based Internet product development activities, the Company has also been focused on integrating technology into its interactive offering which would allow hotel guests with laptop computers to connect to the Internet (without changing their system configurations) at access speeds up to 50 times faster than conventional modems, while bypassing the hotel's PBX system. The high-speed Internet access service can be installed into a hotel's business conference rooms, other meeting rooms and public space as well as at the desktop within the guest room. The Company believes that this "managed connectivity" service may represent a significant opportunity to generate additional new interactive revenues from usage fees charged to guests who utilize the service or from hotels which want to provide the service as an amenity to their guests. The Company believes that its high speed Internet services attractively complement its existing interactive service offerings. This combination of Internet services and interactive television capabilities, coupled with its nationwide presence, makes the Company a convenient, single-source from which hotels can obtain the complete range of interactive television and Internet services.

         The Company's current installed Guest Pay interactive base of more than 661,000 rooms hosts more than 190 million guests each year (based on current average occupancy and length-of-stay data). The Company believes such guests represent a demographic profile which a variety of advertisers may find to be highly desirable. The Company is seeking advertising-based arrangements, such as advertiser-supported visitor information services for specific cities, as well as other advertising strategies to deliver targeted product or service information directly to the consumer. The Company will evaluate these and other opportunities as well as appropriate business models that would enable the Company to increase the revenue generated per guest pay room.

         CONTINUE TO INCREASE OPERATING MARGINS. Complementing the Company's growth objective is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. Over the past five years, the Company's EBITDA margin has increased from 23.0% in 1994 to 33.2% in 1999. The Company achieved this result through reduced per-room operating costs as it leveraged its corporate and operating infrastructure over a larger base of installed rooms and a broader range of interactive revenues. The Company believes that further efficiencies can be gained as measured on a percentage of revenue as it continues to expand its Guest Pay interactive room base and the revenues it realizes from that base as it expands the scope of its interactive television and Internet access offerings.

MARKETS AND CUSTOMERS

         LARGE HOTEL MARKET. Historically, the Company's primary market for Guest Pay services has been large hotels with over 150 rooms located in metropolitan areas in the U.S. and Canada, and the Company estimates that this market segment contains approximately 1.3 million rooms. The Company currently provides its services to large hotels that are generally part of chains such as Sheraton, Ritz-Carlton, Omni, Radisson, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, Holiday Inn, Inter-Continental, Embassy Suites, Prince, Westin, Hilton and Marriott. No single contract represented greater than 10% of the Company's combined guest pay and free-to-guest revenues for the year ended December 31, 1999.

          MID-SIZE HOTEL MARKET. In 1995, LodgeNet redesigned its Guest Pay interactive system, enabling the Company to deliver on-demand movies and network-based video games more cost-effectively to mid-size hotels. Since 1995, the Company has also been targeting mid-size hotels of 75 to 150 rooms as part of its guest pay marketing strategy. Since 1995, the Company has added more than 170,000 rooms to its room base from mid-size hotels. The Company believes that this market segment, which the Company estimates contains approximately 1.2 million rooms, has not been broadly served by the guest pay industry because smaller average property sizes lack economies of scale. The mid-size hotel segment represents a large and attractive market for the Company's services that generates financial returns that meet or exceed those achieved in larger hotels.

          FREE-TO-GUEST MARKET. Almost all of the approximately 3.6 million hotel rooms in the United States are served by some form of free-to-guest television service. Free-to-guest television typically involves a package of basic and premium programming which the hotel purchases and provides at no charge to its guests. These services can be purchased on a stand-alone basis or as part of a package which includes Guest Pay interactive services.

SERVICES AND PRODUCTS

         GUEST PAY INTERACTIVE SERVICES. The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, per-play or per-day basis. The high-speed, two-way digital communications design of the Company's broadband system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based Nintendo video games, Internet-enhanced television and high-speed Internet access services. Guest Pay packages may also include satellite-delivered basic and premium cable television programming, and other interactive services such as folio review, video checkout, guest surveying, advertising and merchandising services that are paid for by the hotel and provided to guests free of charge.

         Guest Pay interactive services include in-room television viewing of recently released major motion pictures and independent films for which a hotel guest pays on a per-view basis. The Company's on-demand movie system allows guests to choose from an expanded menu of video selections and individually start the selected video at their convenience rather than restricting them to a predetermined start time. It has been the Company's experience that rooms having the on-demand format generate significantly greater movie revenues than comparable rooms having only the pre-scheduled format. As of December 31, 1999, the Company served over 661,000 Guest Pay rooms, of which 100% featured the Company's interactive on-demand system. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns. The system also enables hotel owners to broadcast informational and promotional messages.

         In May 1993, the Company entered into a non-exclusive license agreement with Nintendo to provide hotels with a network-based Nintendo video game playing system. In May 1998, this agreement was revised and extended for ten years. Pursuant to this extended agreement, Nintendo provides the Company with access to its new Nintendo N64 video games. The Company uses its broadband system architecture to allow guests to play the video games over the hotel's master antenna television system. Hotel guests are charged a fee based on the amount of time they play the video games. Presently, the Company generally charges $6.95 per hour of play. The Company had over 627,000 rooms installed with the Nintendo video game systems as of December 31, 1999.

         The revenues generated from Guest Pay interactive services at any given property are dependent upon a number of factors: (i) the occupancy rate at the property; (ii) the "buy rate" or percentage of occupied rooms that purchase a movie, video games, Internet access or other interactive service offered at the property; and (iii) the price of the movie, video game, Internet access or other interactive service. For example, a property installed with the Company's interactive system with a 68% occupancy rate, a buy rate of 10.5% and an $8.95 movie price will generate an average of approximately $19.40 of gross movie revenue per installed room per month, plus additional gross revenues of $3.85 per month from video games, free-to-guest and other interactive services, resulting in total gross revenue per room per month of $23.25, assuming an average of 30.4 days in the month. Occupancy rates vary (a) by property based on the property's competitive position within its marketplace, (b) over time based on seasonal factors, and (c) as a result of changes in general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the available programming and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. The price charged for each programming option is established by the Company and is set based on the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title by title basis, but generally range from $7.95 to $10.95. Prices may be higher in some locations and for certain highly popular titles.

         The cost of installation varies depending on the size of the hotel property and the configuration of the interactive system being installed. The average installed cost of a new on-demand movie room with video game and general interactive services capabilities, including the headend equipment and, in some cases, televisions, is currently approximately $355 to $365 per room. The installed cost of a room also having Internet access on television capabilities is $60 to $80 more. In addition to hotel commissions and royalties paid to movie studios and other interactive content providers, operating costs of the Guest Pay interactive systems include system maintenance, in-room promotional and information cards, preview tapes or discs, tape duplication, taxes, freight, insurance, personal property taxes, data line and Internet connectivity costs.

         In exchange for a contract renewal or significant contract extension the Company typically invests from $75 to $175 per room, depending on the length of the extended contract period and the upgrade services installed.

         FREE-TO-GUEST AND OTHER SERVICES. In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel, which programming is then distributed to guest rooms over the hotel's existing master antenna system. The hotel pays the Company a fixed monthly charge per room for each programming channel selected and provides these channels to its guests free of charge. Premium channels, such as HBO, Showtime and The Disney Channel, broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

         The Company also sells and leases entertainment hardware, including satellite earth stations, televisions and off-air signal reception and processing equipment, to the lodging industry. The Company believes that this service complements its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

         RESIDENTIAL SERVICES. In 1996 the Company formed ResNet Communications, Inc. ("ResNet") to extend delivery of the Company's services to the multi-family dwelling market. In July 1998, the Company decided to merge ResNet into a larger, independent entity. Beginning on November 30, 1998, the closing date for the merger transaction, ResNet ceased to be a majority-owned subsidiary of the Company. The Company received an approximate 30% equity interest in Global Interactive Communications Corporation ("Global"), the successor to ResNet, as a result of the merger. The Company is not actively involved in the business activities of Global.

OPERATIONS

         CONTRACTS. The Company provides its Guest Pay interactive services under contracts with lodging properties that generally run for a term of five to seven years. During the five years ended December 31, 1999, the average initial term of new guest pay contracts exceeded six years. The Company's contracts generally provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set prices, and allow the Company to terminate the contract and remove its systems if the results of operation of the Company's system installed at the hotel do not meet the Company's return on investment criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, the Company installs its system into the hotel free of charge and retains ownership of all equipment utilized in providing its services. The terms contained in the contracts with corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. Typically, the hotel provides and owns the television set installed in the guest room; however, the Company in some cases provides televisions incorporating the Company's integrated guest pay terminal units to hotels which meet certain economic criteria. For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges, coincident with the collection of room and other charges made by the hotel, and remits monthly to the Company. The hotels retain a commission from such charges, which varies depending on the size and profitability of the system and other factors. The Company generally seeks to extend and renew hotel contracts in advance of their expiration on substantially similar terms. The average remaining life of the Company's current Guest Pay interactive contracts is over four years, with less than 8% of these contracts coming up for renewal before 2001.

         TECHNOLOGY, PRODUCT DEVELOPMENT AND PATENTS. The Company designs and develops high quality interactive, multimedia entertainment and information systems. Because such systems utilize an open architecture, UNIX-based platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive system incorporates the Company's scaleable proprietary broadband, local area network system architecture with commercially manufactured, readily-available electronic and computer components and hardware.

         The Company's broadband system architecture utilizes the Company's proprietary, two-way digital communications design to process and respond to input commands from the viewer very rapidly. This capability enables the Company to provide sophisticated interactive television services such as on-demand movies, network-based Nintendo video games, Internet-enhanced television, high-speed Internet access, and a variety of other interactive services such as folio review, video checkout, guest surveying, advertising and shopping services.

         The Company's Guest Pay interactive systems consist of equipment located within the guest room connected via a local-area cable distribution network to a headend located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held remote television control and a video game controller. In-room equipment may also include an infra-red computer keyboard and a desktop device which provides a high-speed Internet connection. The in-room terminal unit may be integrated within the television set or located behind or on top of the set. Movie programming originates from the system headend and is transmitted to individual rooms over the hotel's master antenna system. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using the Company's proprietary high-speed communications infrastructure and the video and other signals are transmitted to the guest room over the hotel's master antenna system. The system computer controls the delivery of the

Guest Pay interactive services to the guest room and also automatically records purchase transactions and billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill.

         Although the Company's products are compatible with all brands of televisions, the Company has arrangements with leading suppliers of televisions to the lodging industry, who provide the Company with commercial televisions into which the Company can integrate its custom-designed circuit boards. Integration eliminates the need for an external terminal unit and costs less than an external unit of comparable utility.

         The Company designs its systems through its staff of 69 software and hardware engineers and support personnel as of December 31, 1999. Development activities are oriented toward the continued enhancement and cost reduction of the Company's system and the further development of additional interactive, multimedia entertainment and information.

         It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company owns eight United States patents, cross-licenses other industry-related technologies and patent rights, and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company's interactive multimedia systems.

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

         SALES AND MARKETING. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing the Company's Guest Pay interactive services to the hotel guest. The Company's sales and marketing organization consisted of 53 employees as of December 31, 1999, including national account representatives, who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company's headquarters.

         The Company markets its services to hotel guests by means of an interactive, image-based menu and purchasing protocol using on-screen graphics and movie and video game promotion and programming information. In-room marketing advertisements are designed and produced by the Company's marketing department. The system also generates a "Welcome Channel", which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company's system.

         INSTALLATION AND SERVICE OPERATIONS. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company's installation and service organization consists of 281 employees in 26 locations in the United States and Canada, as of December 31, 1999. The Company emphasizes the use of Company-employed installation and service personnel, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's in-house installation and service organization has responsibility for approximately 87% of the Guest Pay interactive hotel rooms served by the Company. Service personnel are responsible for all preventive and corrective systems maintenance. The Company's installation personnel also prepare engineering surveys at each particular hotel, install the Company's systems, train the hotel staff to operate the systems and perform quality control tests.

         The Company maintains a toll-free customer support hot line, "Tech-Connect," which is monitored 24 hours a day, 365 days a year by trained support technicians. The on-line diagnostic capability of the Company's systems enables the Company to identify and resolve a majority of reported system malfunctions from the Company's service control center without visiting the hotel property. When a service visit is required, the modular design of the Company's systems permits installation and service personnel to replace defective components at the hotel site.

          PROGRAMMING. The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to a master agreement with each studio. The license period and percentage fee for each movie are negotiated separately, with the studio receiving a percentage of the Company's gross revenue from the movie. For recently released motion pictures, the Company typically obtains rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. Generally, studios make master video tapes of their movies available for duplication sufficiently in advance of the release dates for the lodging industry so that all of the Company's hotels can offer the movies as of the first date they are available for exhibition. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures and which permits the Company to duplicate the films as necessary to supply copies to its hotel sites. The Company obtains its selection of Nintendo video games pursuant to a ten year non-exclusive license agreement with Nintendo entered into in 1998. Under the terms of the agreement, the Company pays Nintendo a monthly fee based on the number of rooms offering Nintendo video game services. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns.

         The Company obtains its basic and premium cable television programming pursuant to multiyear license agreements generally containing automatic renewal provisions and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms.

         In January 2000, the Company entered into a multi-year agreement with DIRECTV, Inc. to make available DIRECTV -Registered Trademark-programming to the more than 3,700 hotels and 400,000 rooms which subscribe to LodgeNet's basic and premium cable television services. Pursuant to the agreement, over the next year the Company will upgrade existing Primestar by LodgeNet locations to the high-powered DIRECTV services.

         SYSTEMS PRODUCTION GROUP AND EQUIPMENT SUPPLIERS. The Company contracts directly with various electronics firms for the manufacture and assembly of certain of its systems hardware, the design of which is controlled by the Company. The Company has found these suppliers to be dependable and able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company's systems are standard commercial products, such as computers, video cassette players, modulators and amplifiers, that are available from multiple sources. The Company believes its anticipated growth can be accommodated through existing suppliers.

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

COMPETITION

         The Company is the second largest provider of interactive and cable television services to the lodging industry, currently serving over 760,000 hotel rooms. The Company's largest competitor is On Command Corporation ("OCC"), the successor corporation resulting from the 1996 merger of SpectraVision, Inc. and On Command Video Corporation. Based upon publicly available information, the Company estimates that OCC currently serves approximately 956,000 hotel rooms. The Company also competes with Hospitality Networks, SeaChange, Time Warner, Cox Cable and GalaVu, among others. With regard to high-speed Internet connectivity, the Company also competes with CAIS Internet, STSN, Darwin Networks and others.

         There are also a number of potential competitors that could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including franchised and wireless cable operators, telecommunications companies, Internet service and DBS providers. Some of these potential competitors are already providing free-to-guest or Internet-related services to the lodging industry and have announced plans to offer guest pay services. Some of these companies may have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company's broadband, local area network system architecture. To respond to competition, the Company will need to continue to enhance its in-room entertainment systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

         Competition with respect to new hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are: (i) the features and benefits of the entertainment systems; (ii) the quality of the vendor's technical support and maintenance services; (iii) the financial terms and conditions of the proposed contract (including payments to the hotel); and (iv) the ability to complete system installation in a timely and efficient manner. In addition, with respect to hotel properties already receiving in-room entertainment services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.

         The Company believes that its competitive advantages include: (i) its broadband local area network system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies, Internet-enhanced television, high speed Internet connectivity and network-based Nintendo video games; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies and services as they become commercially available and economically viable; (iii) high quality customer support and nationwide field service operations; and (iv) an experienced management team and professional and well-trained sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

         Because of the high level of penetration in the large hotel segment of the lodging industry already achieved by guest pay providers, most of the growth opportunities in this market segment have typically involved securing contracts to serve hotels that are served by a competing vendor. An incumbent provider may have certain information and installation cost advantages as compared to outside competitors. These circumstances have led to increasing competition for contract renewals, particularly at hotels operated by major hotel chains. The Company believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the guest pay provider. Even if it were able to do so, the Company may not always be willing to match the incentives provided by its competitors, some of which have greater access to financial and other resources than the Company. Because free-to-guest service providers generally have substantially comparable access to the satellite delivered programming that comprises the free-to-guest services, competition in this segment has been based primarily on price and customer service.

         While the Company believes that its broadband, local area network system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company's system. In order to broaden its market opportunities, the Company over time has redesigned its system to permit the delivery of on-demand movies and network-based video games to mid-size hotels of 75 to 150 rooms, a market segment the Company believes has been historically under-served by guest pay providers. There can be no assurance that competitors will not develop a cost-effective system that would allow them to target this market segment. Further, there can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

         Although in the free-to-guest market, the local franchised cable operator in a hotel's market may have a substantial market presence, such operators typically offer the hotel owner only standard packages of programming typically developed for the residential market rather than the lodging market, and at a fixed price per room based on all the channels provided. The Company competes with the franchised cable operator for free-to-guest contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.

         Competitive pressures in the guest pay and free-to-guest segments could result in reduced market share for the Company, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect the Company's financial condition and operating results.

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

         As a result of the Act, the Company's business may be adversely affected by the entry of additional competitors in the multichannel video programming distribution market. In part, the Company's competitiveness also will depend upon the outcome of FCC rulemaking proceedings to interpret and implement the provisions of the Act. It is not possible at this time to predict the outcome of such rulemaking proceedings or their effect on the Company.

         CABLE TELEVISION REGULATION. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), and the Act, governs the regulation of "cable systems." The law defines a "cable system" as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel and those systems do not use public rights-of-way. Thus, with respect to its private guest services operations, the Company is not required to comply with many of the FCC's rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

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

EMPLOYEES

         As of December 31, 1999, the Company had 702 employees in the United States and Canada. None of these employees is covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

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

         The Company leases 23 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the country. Each of these facilities occupies less than 3,500 square feet.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14,1993 upon the effectiveness of its initial public offering. As of March 22, 2000 there were outstanding 12,123,688 shares of the Company's Common Stock.

         The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.


           Quarter Ended                 High           Low
          --------------------------  -----------    ----------
           March 31, 1998                $12.25        $10.38
           June 30, 1998                  12.50          8.00
           September 30, 1998             10.00          6.50
           December 31, 1998               7.63          5.13

           March 31, 1999                  9.00          6.25
           June 30, 1999                  13.93          5.75
           September 30, 1999             14.75         10.50
           December 31, 1999              25.12         12.00

         On March 22, 2000, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $19.938. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 22, 2000 there were 146 stockholders of record of the Company with approximately 87% of the shares held in "street name". The Company estimates that as of March 22, 2000 there were more than 2,500 stockholders of the Company.

DIVIDENDS

         No dividends have been paid to date on the Common Stock of the Company. Management of the Company does not intend to pay any cash dividends on Common Stock of the Company in the foreseeable future, rather, it is expected that the Company will retain earnings to finance its operations and growth. The terms and conditions of the Company's 10.25% Senior

Notes and of the Company's bank credit facility both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.

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


                                                                       YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                               1995              1996             1997              1998             1999
                                           ------------  -----------------  --------------  ----------------  ---------------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Guest Pay                                  $50,758           $84,504         $116,276          $146,481         $169,850
   Other                                       12,455            13,217           19,434            19,870           11,422
                                           ------------  -----------------  --------------  ----------------  ---------------
      Total revenues                           63,213            97,721          135,710           166,351          181,272
Direct costs                                   28,910            44,379           58,512            74,008           78,490
                                           ------------  -----------------  --------------  ----------------  ---------------
Gross profit                                   34,303            53,342           77,198            92,343          102,782
Operating expenses                             36,741            58,428           85,262           102,282          103,460
                                           ------------  -----------------  --------------  ----------------  ---------------
Operating loss                                 (2,438)           (5,086)          (8,064)           (9,939)            (678)
Equity in losses of unconsolidated
  affiliates                                       --                --               --            (6,550)         (24,323)
Gain on sale of investments                        --                --               --                --           14,739
Interest expense                               (4,760)           (8,551)         (18,837)          (23,261)         (27,210)
Interest income                                   238               308            1,836               213            1,414
                                           ------------  -----------------  --------------  ----------------  ---------------
Loss before income taxes, extraordinary
  loss and cumulative effect of
  accounting change                            (6,960)          (13,329)         (26,065)          (39,537)         (36,058)
Provision for income taxes                        (66)              (28)            (344)             (375)            (370)
                                           ------------  -----------------  --------------  ----------------  ---------------
Loss before extraordinary loss and
  cumulative effect of accounting change       (7,026)          (13,357)         (25,409)          (39,912)         (36,428)
Extraordinary loss (1)                             --            (3,253)              --                --              --
Cumulative effect of accounting change (2)         --                --             (210)               --              --
                                           ------------  -----------------  --------------  ----------------  ---------------
Net loss                                      $(7,026)         $(16,610)        $(25,619)         $(39,912)        $(36,428)
                                           ============  =================  ==============  ================  ===============

Per common share (basic and diluted):
    Loss before extraordinary loss and
    cumulative effect of accounting change       $(.96)          $(1.40)          $(2.25)           $(3.45)          $(3.05)
    Extraordinary loss                              --             (.34)              --                --               --
    Cumulative effect of accounting change          --               --             (.02)               --               --
                                           ------------  -----------------  --------------  ----------------  ---------------
    Net loss                                    $(.96)           $(1.74)          $(2.27)           $(3.45)          $(3.05)
                                           ============  =================  ==============  ================  ===============

OTHER DATA:
EBITDA (3)                                    $15,898           $24,729          $35,696           $48,576          $60,100
EBITDA margin (3)                               25.1%             25.3%            26.3%             29.2%            33.2%
Capital expenditures (4)                      $51,497           $84,256         $104,377           $69,660          $51,226
Depreciation and amortization                  18,336            29,815           43,760            55,215           60,778
Annualized EBITDA (5)                          18,246            27,290           39,090            55,536           63,152
Ratio of earnings to fixed charges (6)             --                --               --                --               --
Ratio of long-term debt to
   annualized EBITDA (5)                         3.38x             6.58x            4.69x             4.83x            4.48x
Ratio of EBITDA to interest expense (3)          3.34x             2.89x            1.90x             2.09x            2.21x

OPERATING DATA:
Guest Pay rooms served (7)
   On-demand                                  209,487           358,842          484,070           581,893          661,691
   Scheduled                                   58,720            41,403           27,781            14,913               --
                                           ------------  -----------------  --------------  ----------------  ---------------
      Total Guest Pay rooms                   268,207           400,245          511,851           596,806          661,691
                                           ============  =================  ==============  ================  ===============

Rooms with Nintendo-Registered
Trademark- game systems (7)                   163,879           322,903          448,969           546,324          627,592
Rooms with Internet services (7)                   --                --               --                --           10,152
Free-to-guest rooms served (7)                249,779           294,882          341,030           384,324          399,046
Total rooms served (7) (8)                    388,088           516,348          613,407           703,325          761,509
Average monthly revenue per Guest Pay
      room:
   Movie revenue                               $17.08            $18.38           $17.86            $18.44           $18.62
   Other interactive service revenue             2.21              2.93             3.28              3.62             3.85
                                           ------------  -----------------  --------------  ----------------  ---------------
      Total                                    $19.29            $21.31           $21.14            $22.06           $22.47
                                           ============  =================  ==============  ================  ===============


                                                                       AS OF DECEMBER 31,
                                                   -----------------------------------------------------------
                                                         1995       1996       1997        1998       1999
                                                         ----       ----       ----        ----       ----
BALANCE SHEET DATA:
Cash and cash equivalents                              $2,252     $86,177     $1,021     $5,240      $1,644
Total assets                                          125,507     279,768    260,294    306,030     305,275
Total long-term debt                                   61,751     179,658    183,396    268,093     282,990
Total stockholders' equity                             42,726      75,552     49,579     11,774      (5,504)
-----------


(1)      Loss on early redemption of debt.

(2) Represents a charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs.

(3) EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth. EBITDA has been presented excluding equity in losses of unconsolidated affiliates, gain on sale of investments, and the restructuring charge for the ResNet merger in 1998.

(4) Presented as cash used for property and equipment additions and business acquisitions.

(5) "Annualized EBITDA" represents the sum of the quarterly EBITDA for the two most recently completed fiscal quarters multiplied by two.

(6) Earnings is defined as net loss before income taxes, extraordinary items and fixed charges, except where capitalized. Fixed charges is defined as the portion of rental expense under operating leases representing interest, and interest, including amortization of debt expense, whether expensed or capitalized. Earnings were insufficient to cover fixed charges for the years ended December 31 by the amounts indicated: 1995 -- $(6,960); 1996 -- $(13,329); 1997 -- $(25,065); 1998
         -- $(38,799); and 1999 -- $(36,058).

(7)      At end of year.

(8) Total rooms served include those rooms receiving one or more of the Company's services, including rooms served by international licensees.

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

OVERVIEW

         LodgeNet is a broadband, interactive services provider which specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, network-based Nintendo-Registered Trademark- video games, Internet enhanced television, and high-speed Internet access services. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of Guest Pay interactive services.

         The Company's Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, (ii) nominal one-time license fees paid for independent films, (iii) license fees for other interactive services, (iv) Internet connectivity costs, and (v) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, in-room marketing, programming delivery and distribution, data retrieval, insurance and personal property taxes.

         The Company installed its systems in the following number of rooms, net of de-installations, during the years ended December 31:


                                            1997              1998            1999
                                      ----------------  ---------------  ---------------
Guest Pay interactive rooms                111,606           84,955          64,885
Nintendo video game rooms                  126,066           97,355          81,268
Internet services rooms                         --               --          10,152

         The room installations represent increases of 27.9%, 16.6%, and 10.9%, respectively for Guest Pay interactive rooms and 39.0%, 21.7%, and 14.9%, respectively, for Nintendo video game rooms.

The Company's base of installed rooms was comprised as follows at December 31:


                                              1997                        1998                        1999
                                      -------------------------  -------------------------  -------------------------
                                         Rooms           %           Rooms           %           Rooms          %
                                      ------------  -----------  -------------  ----------  -------------  ----------
Guest Pay rooms:
   Scheduled                             27,781         5.4          14,913         2.5              --           --
   On-demand                            484,070        94.6         581,893        97.5         661,691        100.0
                                      ------------  -----------  -------------  ----------  -------------  ----------
                                        511,851       100.0         596,806       100.0         661,691        100.0
Nintendo video game rooms               448,969                     546,324                     627,592
Internet services rooms                      --                          --                      10,152


         Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at December 31:


                                             1997             1998            1999
                                         -----------     ------------     -----------
Total rooms served                         613,407          703,325         761,509
                                         ===========     ============     ===========


         FREE-TO-GUEST AND OTHER SERVICES. In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels through a satellite earth station, which generally is owned or leased by the hotel. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a monthly fee per room which varies depending on incentive programs in effect from time to time.

         To meet the needs of its hotel customers related to the Company's service offerings, the Company provides a variety of other services to its hotel customers including the sales of televisions, system equipment, and service parts and labor. Results from these other services and free-to-guest services delivered to rooms not receiving Guest Pay interactive services are included in the "other" components of revenues and direct costs in the statements of operations.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE ANALYSIS

         The Company's total revenue for 1999 increased 9.0%, or $14.9 million, in comparison to 1998. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:


                                           1998                            1999
                                 ---------------------------    ---------------------------
                                                   Percent                        Percent
                                                   of Total                       of Total
                                    Amount         Revenues        Amount         Revenues
                                 -------------  ------------    -------------  ------------
Revenues:
  Guest Pay                        $146,481           88.1        $169,850            93.7
  Other                              19,870           11.9          11,422             6.3
                                 -------------  ------------    -------------  ------------
    Total                          $166,351          100.0        $181,272           100.0
                                 =============  ============    =============  ============

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 16.0%, or $23.4 million, in 1999 as compared to 1998. This increase is attributable to a 13.8% increase in the average number of installed Guest Pay rooms, all of which were installed with the Company's on-demand technology, and to a 1.8% increase in average monthly revenue per Guest Pay room. The following table sets forth information with respect to Guest Pay rooms for the years ended December 31:


                                                                 1998           1999
                                                             ------------    -----------
Average monthly revenue per room:
   Movie revenue                                               $18.44          $18.62
   Other interactive service revenue                             3.62            3.85
                                                             ------------    -----------
      Total per Guest Pay room                                 $22.06          $22.47
                                                             ============    ===========


         Average movie revenue per room increased 1.0% from 1998. This increase was due to higher average movie prices, partially offset by lower average buy rates and hotel occupancy levels.

         Average other interactive service revenue per room increased 6.4% from the prior year. This increase was primarily due to increased revenue from cable television programming services, partially offset by a decrease in average monthly video game revenue per room.

         OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Additionally, in 1998, other revenue includes revenue generated by ResNet of $5.4 million. The decrease in 1999 from the prior year of $8.5 million, or 42.7%, is primarily due to the $5.4 million of revenue generated by ResNet in 1998. In addition, sales declines were experienced with free-to-guest services, televisions, system equipment, and service parts and labor.

 EXPENSE ANALYSIS

          DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:


                                     1998            1999
                                 ------------    -----------
Direct costs:
   Guest Pay                        $60,538        $70,632
   Other                             13,470          7,858
                                 ------------    -----------
                                    $74,008        $78,490
                                 ============    ===========
Gross profit margin:

   Guest Pay                          58.7%          58.4%
   Other                              32.2%          31.2%
   Composite                          55.5%          56.7%

         Guest Pay interactive direct costs increased 16.7% to $70.6 million in 1999 from $60.5 million in the prior year. Since Guest Pay direct costs (primarily movie license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, such costs generally vary directly with revenue. As a percentage of Guest Pay interactive revenue, direct costs increased from 41.3% in 1998 to 41.6% in 1999. This increase is primarily the result of slightly higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys) and movie license fees.

         Direct costs associated with other revenue decreased $5.6 million or 41.7% in 1999 from the year earlier period. This decrease is primarily due to $2.4 million of direct costs incurred by ResNet in 1998 and the lower volume of sales of free-to-guest services, televisions and equipment, as previously described. As a percentage of related revenues, other direct costs increased to 68.8% of other revenue in 1999 versus 67.8% in 1998. The resulting decrease in gross profit margin from 32.2% in 1998 to 31.2% in 1999 is due to the fact that the ResNet business, which generally earned a higher margin than the other sources of other revenue, is not included in the 1999 results due to the merger transaction previously described. This factor was partially offset by lower fees incurred for the transport of satellite delivered free-to-guest services during 1999.

         The Company's overall gross profit increased 11.3% in 1999 to $102.8 million on a 9.0% increase in revenues compared to 1998. The overall gross profit margin increased to 56.7% in 1999 from 55.5% in the prior year, reflecting a shift in sales toward the more profitable Guest Pay interactive services (93.7% of total sales in 1999 compared to 88.1% in 1998).

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                          1998                            1999
                                                 ---------------------------   --------------------------
                                                                 Percent                        Percent
                                                                 of Total                       of Total
                                                   Amount        Revenues        Amount         Revenues
                                                 -----------  --------------   -----------  -------------
Operating expenses:
   Guest Pay operations                            $25,167          15.1         $24,908            13.7
   Selling, general and administrative              18,600          11.2          17,774             9.8
   Restructuring charge                              3,300           2.0              --              --
   Depreciation and amortization                    55,215          33.2          60,778            33.6
                                                 -----------  --------------   -----------  -------------
      Total operating expenses                    $102,282          61.5        $103,460            57.1
                                                 ===========  ==============   ===========  =============



         Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $2.9 million in 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 12.0%, or $2.7 million, in 1999 from $22.2 million in the previous year. This increase is primarily attributable to the 13.8% increase in average installed Guest Pay rooms in 1999 as compared to 1998, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.30 per month in 1999 as compared to $3.35 per month in 1998.

         Selling, general and administrative ("SG&A") expenses decreased 4.4% to $17.8 million in 1999 from $18.6 million in 1998. Excluding ResNet SG&A expenses incurred during 1998 of $1.8 million, SG&A expenses increased $955,000 or 5.7%. As a percentage of revenue, excluding ResNet results in 1998, SG&A expenses decreased to 9.8% of revenue in 1999 compared to 10.4% in 1998.

         The $3.3 million restructuring charge recorded in 1998 represents costs incurred related to the Company's merger of its ResNet business as previously described. Such costs include professional services fees, employee costs, and the write-off of certain capitalized software development costs.

         Depreciation and amortization expenses increased 10.2% to $60.8 million in 1999 from $55.2 million in the prior year. Excluding ResNet depreciation and amortization expenses incurred during 1998 of $3.6 million, depreciation and amortization expense increased $9.2 million or 17.8%. This increase is primarily attributable to the increase in the number of installed Guest Pay interactive rooms previously described, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year. Additionally, increases in administrative and facility related assets have contributed to the increased depreciation and amortization. As a percentage of revenue, excluding ResNet results in 1998, depreciation and amortization expenses increased to 33.6% from 32.1% in 1998.

         OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, decreased to $678,000 in 1999 from $9.9 million in 1998.

         GAIN ON SALE OF INVESTMENTS. In February 1998, the Company acquired a 10% equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet. The Company also held rights to convert amounts loaned to AMN into an additional 80% equity interest. During the third quarter of 1999, the Company sold its interest in AMN for approximately $9.0 million, consisting of a $7.0 million note from the buyer due March 31, 2000 and a $2.0 million note from AMN due August 31, 2002. The Company has deferred recognition of the $2.0 million AMN note until realization is more certain. The transaction resulted in a $7.1 million gain.

         In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock (adjusted for a 2:1 split on January 12, 2000), which are subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain of $7.6 million during the fourth quarter of 1999.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Prior to the sale of AMN as described above, the Company recorded equity losses of $5.8 million in 1998 and $2.2 million in 1999 related to this investment. Additionally, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's net loss for 1998 was $738,000. For the first six months of 1999, the Company recorded equity losses totaling $3.2 million. In addition, the Company recorded a $16.8 million charge in the second quarter of 1999 to write-down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company is using the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. During the fourth quarter of 1999, a $2.1 million charge was recorded to further write-down the investment in GICC to its current estimated fair value.

         INTEREST EXPENSE. Interest expense increased to $27.2 million in 1999 from $23.3 million in 1998 due to increases in long-term debt to fund the Company's continuing expansion of its business. The average principal amount of long-term debt outstanding during 1999 was approximately $273 million (at a weighted average interest rate of approximately 10.0%) as compared to an average principal amount outstanding of approximately $226 million (at a weighted average interest rate of approximately 10.3%) during 1998.

         INTEREST INCOME. Interest income, earned on loans to unconsolidated affiliates, increased to $1.4 million in 1999 from $213,000 in 1998.

         EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA ("Earnings Before Interest, Income Taxes and Depreciation and Amortization") excluding the restructuring charge related to the ResNet merger, equity in losses of unconsolidated affiliates, and gain on sale of investments increased 23.7% to $60.1 million in 1999 as compared to $48.6 million in 1998. As a percentage of total revenue, EBITDA increased to 33.2% in 1999 as compared to 29.2% in 1998. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE ANALYSIS

         The Company's total revenue for 1998 increased 22.6%, or $30.6 million, in comparison to 1997. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:


                                           1997                            1998
                                  -------------------------------------------------------
                                                   Percent                     Percent
                                                   of Total                    of Total
                                    Amount         Revenues        Amount      Revenues
                                  -----------  --------------   -----------  ------------
Guest Pay                          $116,276          85.7        $146,481          88.1
Other                                19,434          14.3          19,870          11.9
                                  -----------  --------------   -----------  ------------
   Total                           $135,710         100.0        $166,351         100.0
                                  -----------  --------------   -----------  ------------
                                  -----------  --------------   -----------  ------------

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 26.0%, or $30.2 million, in 1998 from 1997. This increase is attributable to a 20.7% increase in the average number of installed Guest Pay rooms, all of which were installed with the Company's on-demand technology, and to a 4.4% increase in average monthly revenue per Guest Pay room. The following table sets forth information with respect to Guest Pay rooms for the years ended December 31:

                                                                1997          1998
                                                              --------      --------
Average monthly revenue per room:
   Movie revenue                                               $17.86        $18.44
   Other interactive service revenue                             3.28          3.62
                                                              --------      --------
      Total per Guest Pay room                                 $21.14        $22.06
                                                              --------      --------
                                                              --------      --------

         Average movie revenue per room increased 3.2% from the prior year due to the combination of higher average buy rates and higher average movie prices, partially offset by a decline in hotel occupancy levels.

         Average other interactive service revenue per room increased 10.4% from the prior year, primarily as a result of an increase in the number of rooms with information and other services installed, partially offset by a decrease in average monthly video game revenue per room.

          OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, revenue generated by the residential services segment (which was $5,376,000 in 1998 and $2,700,000 in 1997), and sales of televisions, system equipment, and service parts and labor. The increase in 1998 from the prior year of $436,000 or 2.2%, is primarily due to increased cable television revenue generated by the residential services segment of $2.7 million, partially offset by decreased television sales of $1.3 million, decreased sales of free-to-guest services of $642,000 and decreased sales of system equipment.

EXPENSE ANALYSIS

          DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

                                     1997            1998
                                  ---------       ---------
Direct costs:
   Guest Pay                        $45,632        $60,538
   Other                             12,880         13,470
                                  ---------       ---------
                                    $58,512        $74,008
                                  ---------       ---------
                                  ---------       ---------

Gross profit margin:
   Guest Pay                          60.8%          58.7%
   Other                              33.7%          32.2%
   Composite                          56.9%          55.5%

         Guest Pay interactive direct costs increased 32.7% to $60.5 million in 1998 from $45.6 million in the prior year. Since Guest Pay direct costs (primarily movie license fees, license fees for other interactive services, and the commission retained by the hotel) are primarily based on related revenue, such direct costs generally vary directly with revenue. As a percentage of Guest Pay revenue, direct costs increased from 39.2% in 1997 to 41.3% in 1998. The relative increase in Guest Pay direct costs as a percentage of revenue in 1998 as compared to the prior year is primarily the result of (i) an increase in the percentage of revenue from cable television services which generally earn a lower profit margin than on-demand services and (ii) higher video game costs (which are incurred based on the number of rooms receiving video game services rather than the number of game buys).

         Direct costs associated with other revenue increased 4.6% to $13.5 million from $12.9 million in the prior year. As a percentage of related revenues, other direct costs increased to 67.8% in 1998 from 66.3% in 1997, reflecting the effect of decreased margin earned on free-to-guest sales due to increased signal transport fees and decreased incentive discounts realized from programming networks.

         The Company's overall gross profit increased 19.6% in 1998 to $92.3 million on a 22.6% increase in revenues compared to 1997. The Company's overall gross profit margin was 55.5% in 1998 and 56.9% for the prior year.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                          1997                            1998
                                                 ---------------------------    ---------------------------
                                                                  Percent                         Percent
                                                                  of Total                        of Total
                                                   Amount         Revenues        Amount          Revenues
                                                 ------------   ------------    ------------   ------------
Operating expenses:
   Guest Pay operations                            $20,785           15.3         $25,167           15.1
   Selling, general and administrative              20,717           15.3          18,600           11.2
   Restructuring and other charges                      --             --           3,300            2.0
   Depreciation and amortization                    43,760           32.2          55,215           33.2
                                                 ------------   ------------    ------------   ------------
      Total operating expenses                     $85,262           62.8        $102,282           61.5
                                                 ============   ============    ============   ============

         Guest Pay operations expenses consist of costs directly related to the operation of systems at the hotel sites as well as at residential sites serviced by the residential services segment. Excluding the expenses incurred to operate the systems at residential sites, which were $2.9 million in 1998 and $1.4 million in 1997, expenses related to Guest Pay operations increased 14.8%, or $2.9 million, in 1998 from $19.4 million in the previous year. This increase is primarily attributable to the 20.7% increase in average installed Guest Pay rooms in 1998 as compared to 1997, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed guest pay room, such expenses were $3.35 per month in 1998 as compared to $3.52 per month in 1997.

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

         The $3.3 million restructuring and other charge recorded in 1998 represents costs incurred related to the Company's merger of its ResNet business as previously described. Such costs include professional services fees, employee costs, and the write-off of certain capitalized software development costs.

         Depreciation and amortization expenses increased 26.2% to $55.2 million in 1998 from $43.8 million in the prior year. This increase is primarily attributable to the increase in the number of installed Guest Pay interactive rooms previously described, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of Guest Pay interactive rooms in service since the prior year. Additionally, increases in administrative and facility related assets, as well as an increase of $2.1 million related to the residential services segment ($3.6 million in 1998 compared to $1.5 million in 1997), have contributed to the increased depreciation and amortization

         OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, increased to $9.9 million in 1998 from $8.1 million in 1997.

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

         INTEREST EXPENSE. Interest expense increased to $23.3 million in 1998 from $18.8 million in 1997 due to increases in long-term debt to fund the Company's continuing expansion of its business. The average principal amount of long-term debt outstanding during 1998 was approximately $226 million (at a weighted average interest rate of approximately 10.3%) as compared to an average principal amount outstanding of approximately $183 million (at a weighted average interest rate of approximately 10.3%) during 1997.

         INTEREST INCOME. Interest income decreased from $1.8 million in 1997 to $213,000 in 1998. The majority of the interest income earned in 1997 resulted from short term investments of cash obtained from the $150 million note issued in December 1996. Such cash was used to fund the growth of the Company's business throughout 1997.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the issuance of EITF Issue 97-13 related to accounting for certain business reengineering costs, the Company recorded a charge of $210,000 in 1997 to write-off previously capitalized costs, in accordance with the new accounting pronouncement.

         EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA ("Earnings Before Interest, Income Taxes and Depreciation and Amortization") excluding the restructuring charge related to the ResNet merger and equity in losses of unconsolidated affiliates increased 36.1% to $48.6 million in 1998 as compared to $35.7 million in 1997. As a percentage of total revenue, EBITDA excluding the restructuring charge increased to 29.2% in 1998 as compared to 26.3% in 1997. Excluding the results of ResNet, EBITDA was $50.8 million in 1998 and $37.3 million in 1997. As a percentage of revenue, EBITDA was 31.6% in 1998 and 28.0% in 1997, excluding the results of ResNet. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance. Rather, it is included herein because EBITDA is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

SEASONALITY

         The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital expenditures required to expand its lodging and, prior to 1999, its residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1999, capital expenditures were $51.2 million and net cash provided by operating activities was $40.8 million. Capital expenditures were $69.7 million during 1998 (of which approximately $14.2 million was incurred by ResNet), and net cash provided by operating activities was $13.2 million (after the reduction of net cash used in operating activities of $5.0 million by ResNet).

         Depending on the rate of growth of its lodging business and other factors, the Company expects to incur capital expenditures between approximately $55 to $65 million in 2000. In addition, the Company's cash requirements during 2000 are expected to include the final $5.85 million payment to OCC on July 15, 2000 in connection with the settlement of the litigation between the Company and OCC pursuant to the terms of the multiple cross licenses. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

          In February 1999, the Company amended and restated its existing bank credit facility. This amended facility consists of a $150 million secured bank credit facility which combines a $75 million term loan ("Term Loan") and a $75 million revolving loan facility ("Revolving Loan"). Proceeds under the Term Loan were used to repay the $76.5 million outstanding at December 31, 1998 under the previous revolving loan facility.

         As previously described, effective November 30, 1998, the Company contributed its interest in the ResNet business to GICC. During 1999, the Company provided GICC with $1.75 million to assist in the funding of GICC's operations while GICC management is in the process of selling its assets. A commitment exists for the Company to provide an additional $350,000 of funding in the first quarter of 2000.

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

YEAR 2000 INFORMATION

         During 1998 and 1999, the Company engaged in a comprehensive review of its internal computer systems and software and external business relationships in regard to Year 2000 issues. The following information updates the Company's prior disclosures related to Year 2000 matters.

         STATE OF READINESS. The Company formed a project team comprised of key members from cross-organization departments. The team's objectives were to gather information and facilitate research on Year 2000 issues that could affect the Company, and to take necessary actions to eliminate or minimize the impact of such issues. Efforts focused on the computer hardware and software used both at its in-house facilities as well as at its hotel properties. The Company completed its research and testing of internal computer hardware in the third quarter of 1999. Correction or replacement of hardware and software containing Year 2000 issues was completed prior to December 31, 1999. Externally, the Company worked to identify third party business relationships that had potential to be impacted by the Year 2000 issue. Efforts included research and review of such relationships, including contacting the third parties to solicit information and assurances relating to potential Year 2000 issues and reviewing responses. The Company has not experienced any significant Year 2000 effects with its in-house computer systems and facilities or its systems and equipment at its hotel customer properties.

         COSTS ASSOCIATED WITH YEAR 2000. Incremental costs were comprised primarily of costs to purchase software upgrades, hardware, external consulting services, and subcontractor equipment installation services. The Company incurred approximately $300,000 in aggregate out-of-pocket costs in 1998 and 1999 to complete its Year 2000 compliance program, excluding the costs of internal staffing. Such funds were provided from the Company's bank credit facility. The Company does not expect to incur any additional costs related to Year 2000 issues.

         RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company is highly dependent upon its own information technology systems and those of its suppliers and customers. The Company's or a third party's failure to correct a material Year 2000 problem could have resulted in a failure of or interruption in the Company's business activities and operations. Such interruptions and failures could have materially and adversely affect the Company's results of operation, liquidity and financial condition. No significant such failures or interruptions have been experienced.

         CONTINGENCY PLANS. The Company had prepared contingency plans for Year 2000 issues including the identification of alternate vendors and service providers for business activities and the development of alternative systems which could have been used to process data. The Company was not forced to implement any of its contingency plans.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         INTEREST. At December 31, 1999, the Company had debt totaling $283.0 million. During the second quarter of 1999, the Company entered into interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $261.5 million and variable rate debt of $21.5 million at December 31, 1999. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows.

Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.1 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $215,000, assuming other variables remain constant.

         FOREIGN CURRENCY TRANSACTIONS. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. A 10% increase in the 1999 level of the Canadian exchange rate against the U.S. dollar with all other variables held constant would have resulted in a decrease of consolidated revenue of approximately $881,000, a decrease in the consolidated net loss of approximately $51,000, a decrease of consolidated assets of approximately $1.4 million, and a decrease to consolidated stockholders' equity of approximately $216,000.

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

                                     PART IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES -- Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 1999 included herein.

(b) REPORTS ON FORM 8-K -- During the quarter ended December 31, 1999, the Company filed no reports on Form 8-K.

(c) EXHIBITS -- Following is a list of Exhibits filed with this report. Exhibits 10.1, 10.2, 10.30 and 10.31 constitute management contracts. Exhibits 10.3, 10.7, 10.8, 10.9, 10.10, 10.11, and 10.12 constitute compensatory plans.

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

10.21 Standstill Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.22 Stockholders' Agreement between LodgeNet Entertainment Corporation and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.23 Subscription Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

10.24 First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (8)

10.25 Exchange Agreement, dated November 30, 1998, among Shared Technologies Communications Corporation, Interactive Cable Systems, Inc., ResNet Communications, LLC, ResNet Communications, Inc. and Global Interactive Technologies Corporation (9)

10.26 Stockholders Agreement dated November 30, 1998, by and among Global Interactive Technologies Corporation, Shared Technologies Communications Corporation, Interactive Cable Systems, Inc. and ResNet Communications, LLC (9)

10.27 Consent and Restructuring Agreement dated November 6, 1998, by and among ResNet Communications, LLC, ResNet Communications, Inc., and PrimeStar MDU (10)

10.28 Second Amended and Restated Credit Agreement dated as of February 25, 1999, by and among LodgeNet Entertainment Corporation, National Westminster Bank Plc, BankBoston, N.A., Morgan Stanley Senior Funding, Inc. and the Lenders Named Therein (10)

10.29 Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. + (10)

10.30    Form of Employment Agreement between the Company and Scott C. Petersen
         (11)

10.31 Form of Employment Agreement between the Company and each of David M. Bankers, John M. O'Haugherty and Jeffrey T. Weisner (11)


12.1     Statement of computation of ratios

21.1     Subsidiaries of the Company (12)

23.1     Consent of Independent Public Accountants

-------------------

+Confidential Treatment has been requested with respect to certain portions of these agreements.

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

(9) Incorporated by Reference to the Form 8-K as filed with the Securities and Exchange Commission, December 15, 1998.

(10) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, March 25, 1999.

(11) Incorporated by Reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission, August 13, 1999.

(12) Incorporated by Reference to the Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, March 25, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 29, 2000.

                                    LodgeNet Entertainment Corporation


                           By:      /s/ SCOTT C. PETERSEN
                                    -----------------------------------
                                    Scott C. Petersen, President and
                                    Chief Executive Officer

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----

/s/ SCOTT C. PETERSEN                       President and Chief Executive               March 29, 2000
------------------------------------        Officer, Director (Principal
Scott C. Petersen                           Executive Officer)


/s/ JEFFREY T. WEISNER                      Senior Vice President                       March 29, 2000
------------------------------------        Chief Financial Officer
Jeffrey T. Weisner                          (Principal Financial
                                            Officer)

/s/ RONALD W. PIERCE                        Vice President and Corporate                March 29, 2000
------------------------------------        Controller (Principal
Ronald W. Pierce                            Accounting Officer)


/s/ TIM C. FLYNN                            Chairman of the Board                       March 29, 2000
------------------------------------        and Director
Tim C. Flynn

/s/ R. DOUGLAS BRADBURY                     Director                                    March 29, 2000
------------------------------------
R. Douglas Bradbury

/s/ LAWRENCE FLINN, JR                      Director                                    March 29, 2000
------------------------------------
Lawrence Flinn, Jr.

/s/ RICHARD R. HYLLAND                      Director                                    March 29, 2000
------------------------------------
Richard R. Hylland

/s/ R. F. LEYENDECKER                       Director                                    March 29, 2000
------------------------------------
R. F. Leyendecker


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F - 2
Consolidated Balance Sheets as of December 31, 1998 and 1999.............. F - 3
Consolidated Statements of Operations -- Three Years Ended
  December 31, 1999....................................................... F - 4
Consolidated Statements of Stockholders' Equity --
  Three Years Ended December 31, 1999..................................... F - 5
Consolidated Statements of Cash Flows --
  Three Years Ended December 31, 1999..................................... F - 6
Notes to Consolidated Financial Statements ............................... F - 7

                          INDEX TO FINANCIAL SCHEDULES

Report of Independent Public Accountants on Schedule...................... F -19
Schedule II -- Valuation and Qualifying Accounts.......................... F -20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To LodgeNet Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 11, 2000

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                              December 31,
                                                                                     -------------------------------
                                                                                         1998              1999
                                                                                     -------------     -------------
                                     Assets
Current assets:
   Cash and cash equivalents                                                              $ 5,240           $ 1,644
   Marketable securities                                                                       --            25,952
   Accounts receivable, net                                                                27,451            29,620
   Note receivable                                                                             --             7,060
   Prepaid expenses and other                                                               6,221             2,413
                                                                                     -------------     -------------
      Total current assets                                                                 38,912            66,689

Property and equipment, net                                                               209,437           204,334
Investments in and advances to unconsolidated affiliates                                   32,701            11,434
Debt issuance costs, net                                                                    6,637             8,710
Other assets, net                                                                          18,343            14,108
                                                                                     -------------     -------------
                                                                                        $ 306,030         $ 305,275
                                                                                     =============     =============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $ 13,705          $ 14,610
   Current maturities of long-term debt                                                     5,718             5,915
   Accrued expenses                                                                         9,410            10,643
   Deferred revenue                                                                         2,318             2,536
                                                                                     -------------     -------------
      Total current liabilities                                                            31,151            33,704

Long-term debt                                                                            262,375           277,075
Minority interest in consolidated subsidiary                                                  730                --
                                                                                     -------------     -------------
   Total liabilities                                                                      294,256           310,779
                                                                                     -------------     -------------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,942,387 and
      11,970,852 shares outstanding at December 31,
      1998 and 1999, respectively                                                             119               120
   Additional paid-in capital                                                             123,706           124,021
   Accumulated deficit                                                                   (110,539)         (146,967)
   Accumulated other comprehensive income (loss)                                           (1,512)           17,322
                                                                                     -------------     -------------
      Total stockholders' equity (deficit)                                                 11,774            (5,504)
                                                                                     -------------     -------------
                                                                                        $ 306,030         $ 305,275
                                                                                     =============     =============

            The accompanying notes are an integral part of these consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts, except per share amounts, in thousands)

                                                                               Years Ended December 31,
                                                                   -------------------------------------------------
                                                                       1997              1998              1999
                                                                   --------------    -------------     -------------
Revenues:
   Guest Pay                                                          $ 116,276         $ 146,481         $ 169,850
   Other                                                                 19,434            19,870            11,422
                                                                   --------------    -------------     -------------
      Total revenues                                                    135,710           166,351           181,272
                                                                   --------------    -------------     -------------

Direct costs:
   Guest Pay                                                             45,632            60,538            70,632
   Other                                                                 12,880            13,470             7,858
                                                                   --------------    -------------     -------------
      Total direct costs                                                 58,512            74,008            78,490
                                                                   --------------    -------------     -------------

Gross profit                                                             77,198            92,343           102,782
                                                                   --------------    -------------     -------------

Operating expenses:
   Guest Pay operations                                                  20,785            25,167            24,908
   Selling, general and administrative                                   20,717            18,600            17,774
   Restructuring and other charges (Note 3)                                  --             3,300                --
   Depreciation and amortization                                         43,760            55,215            60,778
                                                                   --------------    -------------     -------------
      Total operating expenses                                           85,262           102,282           103,460
                                                                   --------------    -------------     -------------

Operating loss                                                           (8,064)           (9,939)             (678)

Equity in losses of unconsolidated affiliates                                --            (6,550)          (24,323)
Gain on sale of investments                                                  --                --            14,739
Interest expense                                                        (18,837)          (23,261)          (27,210)
Interest income                                                           1,836               213             1,414
                                                                   --------------    -------------     -------------
Loss before income taxes and cumulative effect
   of change in accounting principle                                    (25,065)          (39,537)          (36,058)
Provision for income taxes                                                 (344)             (375)             (370)
                                                                                     -------------     -------------
                                                                   --------------
Loss before cumulative effect of change
   in accounting principle                                              (25,409)          (39,912)          (36,428)
Cumulative effect of change in accounting principle
   (Note 17)                                                               (210)               --                --
                                                                   --------------    -------------     -------------

Net loss                                                              $ (25,619)        $ (39,912)        $ (36,428)
                                                                   ==============    =============     =============

Per common share (basic and diluted):
   Loss before cumulative effect of change
      in accounting principle                                            $ (2.25)         $ (3.45)          $ (3.05)
   Cumulative effect of change in accounting principle                     (0.02)              --                --
                                                                   --------------    -------------     -------------
   Net loss                                                              $ (2.27)         $ (3.45)          $ (3.05)
                                                                   --------------    -------------     -------------
Weighted average shares outstanding (basic and diluted)               11,271,064        11,579,457        11,948,660
                                                                   ==============    =============     =============

            The accompanying notes are an integral part of these consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                                                                        Accumulated
                                             Common Stock             Additional                            Other
                                      ----------------------------      Paid-in        Accumulated      Comprehensive
                                        Shares          Amount          Capital          Deficit        Income/(Loss)       Total
                                      ------------    ------------    ------------    --------------    -------------      --------
Balance, December 31, 1996             11,125,369           $111        $ 120,539         $ (45,008)          $ (90)       $ 75,552
   Common stock option activity           196,689              2              332                --              --             334
   Comprehensive loss:
       Net loss                                --             --               --           (25,619)             --
       Foreign currency
          translation adjustment               --             --               --                --            (609)
       Comprehensive loss                                                                                                   (26,228)
   Change of interest in
       subsidiary                              --             --              (79)               --              --             (79)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1997             11,322,058            113          120,792           (70,627)           (699)         49,579
   Issuance of common stock               350,000              3            3,081                --              --           3,084
   Common stock option activity           270,329              3              253                --              --             256
   Comprehensive loss:
       Net loss                                --             --               --           (39,912)             --
       Foreign currency
          translation adjustment               --             --               --                --            (813)
       Comprehensive loss                                                                                                   (40,725)
   Change of interest in
       subsidiary                              --             --             (420)               --              --            (420)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1998             11,942,387            119          123,706          (110,539)         (1,512)         11,774
   Issuance of common stock                12,141             --              158                --              --             158
   Common stock option activity            16,324              1              157                --              --             158
   Comprehensive loss:
       Net loss                                --             --               --           (36,428)             --
       Foreign currency
          translation adjustment               --             --               --                --             706
       Unrealized gain on
           marketable securities               --             --               --                --          18,128
       Comprehensive loss                                                                                                   (17,594)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1999             11,970,852          $ 120        $ 124,021        $ (146,967)       $ 17,322       $  (5,504)
                                      ============    ============    ============    ==============    =============    ===========

            The accompanying notes are an integral part of these consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                             Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     1997              1998              1999
                                                                 --------------    -------------     -------------
Operating activities:
   Net loss                                                        $  (25,619)       $  (39,912)       $  (36,428)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                    43,760            55,215            60,778
      Gain on sale of property and equipment                               --              (309)               --
      Gain on sale of investment                                           --                --           (14,739)
      Non-cash portion of restructuring charge                             --               840                --
      Equity in losses of unconsolidated affiliates                        --             6,550            24,323
      Change in operating assets and liabilities:
         Accounts receivable                                           (3,288)           (6,157)           (1,366)
         Prepaid expenses and other                                    (1,138)           (2,659)            3,811
         Accounts payable                                               1,053            (2,770)              886
         Accrued expenses and deferred revenue                          1,524             1,677             1,294
         Other                                                            361               768             2,223
                                                                 --------------    -------------     -------------
Net cash provided by operating activities                              16,653            13,243            40,782
                                                                 --------------    -------------     -------------

Investing activities:
   Property and equipment additions                                   (96,290)          (68,733)          (51,226)
   Proceeds from sale of property and equipment                            --               412                --
   Business acquisitions                                               (8,087)             (927)               --
   Investment in unconsolidated affiliates                                 --            (8,330)           (4,219)
                                                                 --------------    -------------     -------------
Net cash used for investing activities                               (104,377)          (77,578)          (55,445)
                                                                 --------------    -------------     -------------

Financing activities:
   Proceeds from long-term debt                                            --             1,000            75,000
   Repayment of long-term debt                                             --               (28)              (38)
   Payment of license rights liability                                     --            (5,461)           (4,954)
   Payment of capital lease obligations                                  (583)             (659)             (577)
   Borrowings under revolving credit facility                           3,000            73,500            35,500
   Repayments of revolving credit facility                                 --                --           (90,500)
   Debt issuance costs                                                   (141)               --            (3,559)
   Stock option activity                                                  334               256               158
                                                                 --------------    -------------     -------------
Net cash provided by financing activities                               2,610            68,608            11,030
                                                                 --------------    -------------     -------------

Effect of exchange rates on cash                                          (42)              (54)               37
                                                                 --------------    -------------     -------------
Increase (decrease) in cash and cash equivalents                      (85,156)            4,219            (3,596)
Cash and cash equivalents at beginning of period                       86,177             1,021             5,240
                                                                 --------------    -------------     -------------

Cash and cash equivalents at end of period                            $ 1,021           $ 5,240           $ 1,644
                                                                 ==============    =============     =============

            The accompanying notes are an integral part of these consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

LodgeNet is a broadband, interactive services provider which specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

The Company's operating performance and outlook are strongly influenced by such factors as hotel occupancy levels and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

The rapid growth of the Company's business has required capital resources in excess of operating cash flows. While the Company's working capital, operating cash flows and revolving credit facility are expected to be sufficient to fund its growth, the Company may, depending on its rate of growth, require additional growth capital in subsequent years.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary. Investments in affiliates in which the Company has significant influence, but not effective control (generally represented by common stock ownership of at least 20% but not more than 50%), are accounted for using the equity method of accounting for an investment. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION -- The assets and liabilities of the Company's Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

LONG-LIVED ASSETS -- The Company reviews the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred. Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives:

                                                 Years
                                              ------------
           Buildings                              30
           Guest Pay systems:
              System components                  5 - 7
              In-room equipment                  2 - 5
           Free-to-guest systems                 5 - 7
           Other equipment                       3 -10

SOFTWARE DEVELOPMENT -- The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system's estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $2,100,000, $2,405,000 and $1,554,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Amortization of such costs was $797,000, $1,138,000 and $1,178,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company charged $410,000, $252,000, and $704,000 to operations during the years ended December 31, 1997, 1998 and 1999, respectively, related to research and development activities.

REVENUE RECOGNITION -- Revenue from the sale of Guest Pay interactive services is recognized in the period the services are purchased by the hotel guest. Revenue from the sale of equipment is recognized when the equipment is shipped except for equipment requiring installation by the Company, in which case revenue is recognized upon completion of the installation.

CONCENTRATION OF CREDIT RISKS AND CUSTOMER DATA -- The Company derives virtually all of its revenue from entities in the lodging industry; however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $800,000 at December 31, 1998 and 1999. The provision for doubtful accounts was $820,000 in 1997, $848,000 in 1998, and $441,000 in 1999.

DERIVATIVE FINANCIAL INSTRUMENTS -- The Company has entered into interest rate swap arrangements to manage certain exposures to fluctuations in interest rates. The Company does not utilize these instruments for speculative or trading purposes. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense.

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

COMPREHENSIVE INCOME -- During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which is comprised of net loss, foreign currency translation adjustments, and unrealized gains on marketable securities available for sale, in the consolidated statement of stockholders' equity.

EARNINGS PER SHARE COMPUTATION -- The Company follows SFAS No. 128, "Earnings Per Share" which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Weighted average options on 1,597,331, 1,736,333, and 1,710,796 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for the years ended December 31, 1997, 1998, and 1999, respectively.

STOCK-BASED COMPENSATION -- The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with SFAS No. 123, is disclosed on a pro forma basis in Note 15.

STATEMENTS OF CASH FLOWS -- Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less. Cash paid for interest was $17,828,000, $21,633,000, and $27,081,000 during the years ended December 31, 1997, 1998, and 1999, respectively. Equipment acquired under capital lease arrangements totaled $1,106,000, $885,000, and $461,000 during the years ended December 31, 1997, 1998, and 1999, respectively. During 1998, non-cash activities included the acquisition of license rights valued at $15,709,000 in exchange for notes payable issued by the Company (see Note 13) and the issuance of 350,000 common shares valued at $3,084,000 as part of an acquisition completed during the year (see Note 4).

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to delay its effective date to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133 could increase volatility in earnings and other comprehensive income.

RECLASSIFICATIONS -- Certain items in the consolidated financial statements have been reclassified to conform to 1999 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

NOTE 3 -- RESNET MERGER

Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet"), were merged with two non-affiliated entities to form Global Interactive Communications Corporation ("GICC"). GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The ResNet business had sales of $5.4 million in 1998 and $2.7 million in 1997.

In connection with this transaction, the Company incurred $3.3 million of costs during the fourth quarter of 1998 including professional services fees, employee costs, and the write-off of certain capitalized software development costs. These costs are reported as restructuring and other charges in the 1998 consolidated statement of operations.

NOTE 4 -- ACQUISITION

In October 1998, the Company completed the acquisition of Connect Group Corporation ("CGC"), in exchange for consideration of approximately $4.0 million, including acquisition costs, consisting of $927,000 and 350,000 shares of LodgeNet common stock. CGC developed technology that the Company is using to facilitate high speed Internet access to hotel guests and operators. The acquisition has been accounted for as a purchase and the excess of the initial consideration over the fair value of CGC's net assets of approximately $4.0 million has been recorded as an intangible asset and is being amortized on a straight-line basis over ten years. The pro forma results for 1997 and 1998, assuming the transaction had been made as of the beginning of those years, would not be materially different from reported results.

NOTE 5 -- SALE OF INVESTMENTS

In February 1998, the Company acquired a 10% equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet. The Company also held rights to convert amounts loaned to AMN into an additional 80% equity interest. During the third quarter of 1999, the Company sold its interest in AMN for consideration of approximately $9.0 million, consisting of a $7.0 million note from the buyer due March 31, 2000 and a $2.0 million note from AMN due August 31, 2002. The Company has deferred recognition of the $2.0 million AMN note until realization is more certain. The transaction resulted in a $7.1 million gain.

In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock (adjusted for a 2:1 stock split on January 12, 2000), which are subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain on this transaction of $7.6 million during the fourth quarter of 1999.

NOTE 6 -- MARKETABLE SECURITIES

Marketable securities, consisting of the CMGI common stock described in Note 5, are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. During 1999, the unrealized gain on marketable securities was $18.1 million. The Company has classified this investment as a current asset since it has the intent and ability to redeem the investment within the next year.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

                                          1998                          1999
                                --------------------------    --------------------------
                                 Carrying         Fair         Carrying         Fair
                                  Amount         Value          Amount         Value
                                -----------    -----------    -----------    -----------
Assets:
   Marketable securities         $     --      $      --       $ 25,952       $ 25,952
   Notes receivable                    --             --          7,060          7,060

Liabilities:
   Long-term debt                 268,093        269,108        282,990        285,294
   Interest rate swaps                 --             --             --          2,005

Fair values were determined under the following methods: marketable securities - quoted market prices; notes receivable - present value of projected cash flows using current interest rates and considering credit risks and other related business factors; long-term debt - interest rates currently available to the Company for debt with similar terms and maturities; interest rate swaps - quoted amount the Company would receive to terminate the swap agreements, considering current interest rates. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

NOTE 8 -- PROPERTY AND EQUIPMENT

Property and equipment was comprised as follows at December 31 (in thousands of dollars):

                                                           1998             1999
                                                       -------------    -------------
           Land, building and equipment                   $  48,105        $  55,899
           Free-to-guest systems                             16,237           18,111
           Guest Pay systems:
              Installed                                     259,686          292,939
              System components                              21,151           22,551
              Software costs                                  8,640            9,998
                                                       -------------    -------------
                 Total                                      353,819          399,498
           Less - Depreciation and amortization            (144,382)        (195,164)
                                                       -------------    -------------
           Property and equipment, net                    $ 209,437        $ 204,334
                                                       =============    =============

NOTE 9 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

As described in Note 3, the Company obtained a 30% interest in GICC and notes receivable totaling $10.8 million resulting from the November 30, 1998 merger transaction of ResNet with two other entities. In exchange for this interest, the Company contributed net assets totaling $31.3 million. In addition, the Company has advanced $3.25 million to GICC under terms of secured note agreements.

Prior to the third quarter of 1999, the Company accounted for its investment in GICC using the equity method of accounting for an investment. The Company's portion of GICC's net loss for 1998 was $738,000 and for the first six months of 1999, the Company recorded equity losses totaling $3.2 million. During the second quarter of 1999, GICC defaulted on its notes payable to the Company. The Company recorded a $16.8 million charge in the second quarter to write down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company is using the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. During the fourth quarter of 1999, a $2.1 million charge was recorded to further write-down the investment in GICC to its current estimated fair value of $11.4 million.

Prior to the sale of the Company's investment in AMN as described in Note 5, the Company had recorded equity losses related to this investment of $5.8 million in 1998 and $2.2 million in 1999.

NOTE 10 -- DEBT ISSUANCE COSTS

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. In conjunction with the amendment and restatement of the Company's bank credit facility as described in Note 12, the Company capitalized $3,559,000 of debt issuance costs during the year ended December 31, 1999. No debt issuance costs were incurred in 1998. Amortization of such costs was $1,008,000 in 1997, $1,004,000 in 1998, and $1,486,000 in 1999. The
components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

                                              1998             1999
                                          ------------     ------------
           Debt issuance costs                $ 8,960         $ 12,519
           Accumulated amortization            (2,323)          (3,809)
                                          ------------     ------------
                                              $ 6,637          $ 8,710
                                          ============     ============

NOTE 11 -- ACCRUED EXPENSES

Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

                                             1998             1999
                                          ------------     ------------
           Accrued taxes                      $ 1,345          $ 1,749
           Accrued compensation                 2,427            2,525
           Accrued interest                     3,689            3,818
           Other                                1,949            2,551
                                          ------------    -------------
                                              $ 9,410         $ 10,643
                                          ============     ============

NOTE 12 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt was comprised as follows at December 31 (in thousands of dollars):

                                                                      1998              1999
                                                                -------------     -------------
           Bank Credit Facility:
                Bank term loan                                      $      --          $ 75,000
                Revolving credit facility                              76,500            21,500
           10.25% senior notes                                        150,000           150,000
           11.50% senior notes                                         30,000            30,000
                Less unamortized discount                                (954)             (739)
           Capital leases                                               1,326             1,000
           Other                                                       11,221             6,229
                                                                -------------     -------------
                                                                      268,093           282,990
           Less current maturities                                     (5,718)           (5,915)
                                                                -------------     -------------
                                                                    $ 262,375         $ 277,075
                                                                =============     =============

BANK CREDIT FACILITY -- In February 1999, the Company amended and restated its bank credit facility, increasing the size of the facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility. The $76.5 million outstanding at December 31, 1998 under the previous revolving credit facility was repaid with proceeds from the term loan. In addition to the $75 million term loan, the facility provides a $75 million revolving credit facility, which may be increased at the Company's request to $100 million, subject to certain limitations. Quarterly repayments on the term loan begin in February 2001. The revolving credit facility matures in February 2005. Loans bear interest, payable quarterly, at the Company's option of (1) the bank's base rate (as defined) plus a margin of from 1.00% to 1.75%, depending on leverage as defined, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%, depending on leverage as defined. The margins applicable to the bank's base rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement. Weighted average interest rates as of December 31, 1999 were 8.44% for the term loan and 9.11% for the revolving credit facility. The loans are secured by a first priority security interest in all of the Company's assets. The facility provides for the issuance of letters of credit up to $12 million, subject to customary terms and conditions. As of December 31, 1999, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees and certain payments or distributions in respect of the common stock. As of December 31, 1999, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

During 1999, the Company entered into interest rate swap agreements on the $75 million term loan to effectively change the underlying debt from a variable interest rate to a fixed interest rate of 7.74% for the term of the swap agreements. This reduces the Company's risk of incurring higher interest costs in periods of rising interest rates. Interest differentials to be paid or received as a result of the swap agreements are reflected as an adjustment to interest expense in the related debt period.

10.25% SENIOR NOTES -- In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank PARI PASSU in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of December 31, 1999, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

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

11.50% SENIOR NOTES -- During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the "11.50% Notes"). Mandatory annual principal payments of $6 million commence in July 2001 continuing through July 2005. Semi-annual interest payments are required. The Company issued a total of 480,000 warrants (see Note 16) to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2000 -- $5,915; 2001 -- $17,568; 2002 -- $23,983; 2003 -- $25,575; 2004 -- $27,563; thereafter -- $182,386.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

PROGRAMMING AGREEMENTS -- The Company, through programming agreements, provides Guest Pay and free-to-guest programming services to the lodging industry. These agreements provide that the Company receives monthly revenue for such services. Such agreements contain various restrictions, including default and termination procedures, and generally range from five to seven years in duration. The Company has also entered into agreements with certain networks and studios which provide their programs for redistribution. Under these agreements, the Company pays fees which are based on revenue generated, or on rate schedules based on the number of sites under license by the Company. The agreements contain various restrictions, including default and termination procedures, and generally range from three to seven years in duration.

PURCHASE COMMITMENTS -- The Company has purchase commitments, in the ordinary course of business, none of which are expected to result in losses.

OPERATING LEASES -- The Company has entered into certain operating leases, which at December 31, 1998 require future minimum lease payments, as follows:
2000 --$321,000; 2001 -- $278,000; 2002 -- $218,000; 2003 -- $121,000; 2004
-- $42,000; thereafter -- $32,000. The leases expire at dates ranging from 2000 to 2006. Rental expense under all operating leases was $745,000, $358,000, and $436,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

LICENSE AGREEMENT -- During the third quarter of 1998, the Company entered into an agreement with On Command Corporation ("On Command") to settle all matters of pending litigation between the companies and enter into cross licensing arrangements regarding the use of each of the companies' patented technologies. The cross licensing arrangements, in consideration of the relative fair value of the patents involved, provides for the Company to make cash payments to On Command totaling approximately $16 million plus interest, payable in three annual installments which commenced in September 1998. The Company has capitalized the present value of the obligation to On Command based on the fair value of the license rights acquired. This value is being amortized over the remaining average lives of the underlying patents.

LEGAL PROCEEDINGS -- The Company is subject to legal proceedings and claims arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 14 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK -- There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company's certificate of incorporation, of which none were outstanding at December 31, 1998 and 1999. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

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

NOTE 15 -- STOCK OPTION PLANS

The Company has stock options plans which provide for the granting of up to 2,726,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the Company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. No options had expired as of December 31, 1999, and outstanding options expire beginning in 2001 through 2008. The following is a summary of the stock option activity for the years ending December 31:

                                                                Weighted
                                                                 Average
                                                Options         Exercise
                                              Outstanding         Price
                                              -------------    ------------
        Balance at December 31, 1996            1,451,670         $   5.79
           Options granted                        257,832            14.99
           Options exercised                     (196,689)            1.08
           Options forfeited/canceled              (7,000)            9.06
                                              -------------
        Balance at December 31, 1997            1,505,813             7.91
           Options granted                        634,656            12.72
           Options exercised                     (270,329)             .81
           Options forfeited/canceled            (108,000)           12.84
                                              -------------
        Balance at December 31, 1998            1,762,140            10.45
           Options granted                        103,486            10.74
           Options exercised                      (16,661)            9.64
           Options forfeited/canceled            (142,600)           11.53
                                              -------------
        Balance at December 31, 1999            1,706,365           $ 9.68
                                              =============

The following is a summary of stock options outstanding as of December 31, 1999:

                                           Outstanding Options                         Exercisable Options
                            --------------------------------------------------     -----------------------------
                                                Weighted
                                                 Average           Weighted                            Weighted
                                                Remaining          Average                             Average
       Exercise                                   Term             Exercise                            Exercise
     Price Range               Number           in Years            Price             Number            Price
-----------------------     -------------     --------------     -------------     -------------     -------------
    $0.23 to $0.46                84,819           3.8                $  .23            84,819               .23
    $2.77 to $3.23               237,022           3.6                  2.89           237,022              2.89
    $6.46 to $9.79               338,799           6.7                  8.69           222,749              8.58
   $10.38 to $13.29              834,000           7.6                 11.36           518,750             11.28
   $14.00 to $20.00              211,725           6.8                 16.03           116,063             15.84
                            -------------                                          -------------
                               1,706,365           6.6                $ 9.68         1,179,403              8.74
                            =============                                          =============

The weighted average fair value of options granted during the year ended December 31 was as follows:

                                           1997            1998            1999
                                         ----------      ----------     -----------
Weighted average fair
   value per option granted                 $  7.13         $  4.36           5.43
                                         ==========      ==========     ===========

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate - 6.22% in 1997, 5.15% in 1998, and 5.54% in 1999; (iii)
weighted average expected life -5.0 years, and (iv) weighted average expected volatility - 44.5% in 1997, 45.3% in 1998, and 50.7% in 1999.

The Company accounts for its stock option compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. Accordingly, because the Company's stock option plans are fixed plans and options are issued at market value, no compensation cost has been charged to operations for any period presented. Had compensation cost been determined in accordance with SFAS No. 123, net loss and loss per share would have increased, and the effect of such increases, reflected on those items on a pro forma basis, would have been as follows for the years ended December 31 (in thousands of dollars, except per share amounts):

                                       1997              1998             1999
                                   -------------     -------------    ------------
   Net loss
      As reported                  $ (25,619)        $ (39,912)       $ (36,428)
      Pro forma                      (27,423)          (42,677)         (36,990)

   Loss per share
      As reported                   $  (2.27)         $  (3.45)        $  (3.05)
      Pro forma                        (2.43)            (3.69)           (3.10)

NOTE 16 -- WARRANTS

In connection with the 1995 issuance of the 11.50% Senior Notes (see Note
12), the Company issued a total of 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions, and such warrants expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

NOTE 17 -- CHANGE IN ACCOUNTING PRINCIPLE

Effective in the fourth quarter of 1997, the Company adopted the provisions of Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" issued by the Emerging Issues Task Force of the FASB. This new pronouncement requires that certain costs associated with business process reengineering activities should be expensed as incurred rather than capitalized. As a result, the Company recorded a $210,000 charge in the 1997 Consolidated Statement of Operations, reflected as a cumulative effect of a change in accounting principle, to write-off business process reengineering costs that had been previously capitalized.

NOTE 18 -- EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan covering eligible employees. The plan provides for employer contributions based primarily on the level of employee participation. Contribution expense for the Company was $138,000, $558,000, and $554,000 in 1997, 1998, and 1999, respectively.

NOTE 19 -- INCOME TAXES

Loss before income taxes were as follows for the years ended December 31 (in thousands of dollars):

                                   1997            1998             1999
                               -------------    ------------    -------------
           Domestic              $ (25,310)       $ (38,698)      $ (35,914)
           Foreign                    (309)          (1,214)           (514)
                               -------------    ------------    ------------
           Total                 $ (25,619)       $ (39,912)      $ (36,428)
                               =============    ============    ============

The provisions for income taxes of $344,000 in 1997, $375,000 in 1998, and $370,000 in 1999 consist of current state taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31(in thousands of dollars):

                                                          1998              1999
                                                      -------------     -------------
Deferred tax liabilities:
    Tax over book depreciation                          $   (2,038)      $      --
    Unrealized gain on marketable securities                    --            (6,164)
                                                      -------------     -------------
                                                            (2,038)           (6,164)
Deferred tax assets:
    Net operating loss carryforwards                        32,796            34,920
    Losses of unconsolidated affiliates                      2,376             7,907
    Reserves and accruals                                    1,324             2,297
    Deferred credits                                           788               914
    Book over tax depreciation                                  --             1,275
    Gain on sale of investment                                  --               665
                                                      -------------     -------------
                                                            37,284            47,978
                                                      -------------     -------------
Net deferred tax assets                                     35,246            41,814
Valuation allowance                                        (35,246)          (41,814)
                                                      -------------     -------------
Net deferred taxes                                     $      --         $      --
                                                      =============     =============

The Company has net operating loss carryforwards of approximately $102 million for federal income tax purposes. Such carryforwards expire beginning in 2001 through 2013, and federal tax regulations limit the availability and timing of usage of carryforwards. The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

NOTE 20 -- RELATED PARTY TRANSACTIONS

During 1998, the Company advanced $1.9 million to two officers under the terms of promissory notes providing for total advances of $2.0 million. Payments on the notes were made by the officers in 1999. As of December 31, 1999, $82,000 remains outstanding due from one of the officers. Interest is payable monthly at the rate applicable to the Company under its revolving credit facility. The notes are secured by shares of the Company's stock held by the officers.

NOTE 21 -- SEGMENT INFORMATION

Effective with the ResNet merger transaction described in Note 3, the Company operates in one business segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

                           1997             1998              1999
                       --------------   --------------    --------------
      United States        $ 129,484        $ 157,654         $ 171,828
      Canada                   5,954            7,420             8,806
      Other                      272            1,277               638
                       --------------   --------------    --------------
      Total                $ 135,710        $ 166,351         $ 181,272
                       ==============   ==============    ==============

Long-lived assets by country based on the location of the asset were as follows at December 31 (in thousands of dollars):

                           1997             1998              1999
                       --------------   --------------    --------------
      United States        $ 209,993        $ 199,067         $ 192,827
      Canada                   8,955           10,370            11,507
                       --------------   --------------    --------------
      Total                $ 218,948        $ 209,437         $ 204,334
                       ==============   ==============    ==============

NOTE 22 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly financial data are in thousands of dollars, except per share data:

                                        Quarter          Quarter        Quarter            Quarter
                                         Ending          Ending          Ending             Ending
                                        March 31,        June 30,      September 30,      December 31,
                                     -------------   -------------   ----------------   ----------------
1998:
   Revenues                            $ 36,347         $ 40,898         $ 45,776          $ 43,330
   Gross profit                          20,267           22,711           25,636            23,729
   Net loss (1)                          (8,635)          (7,548)          (5,457)          (18,272)
   Per common share (2)                $  (0.76)        $ (0.65)         $  (0.47)         $  (1.54)

1999:
   Revenues                            $ 41,965         $ 44,269         $ 49,640          $ 45,398
   Gross profit                          23,717           25,264           27,751            26,050
   Net income (loss) (1)                (11,027)         (24,826)           2,309            (2,884)
   Per common share (2):               $  (0.92)        $ (2.08)         $    .19          $  (0.24)

(1) Net loss for the quarter ended December 31, 1998 includes a $3.3 million restructuring charge related to the ResNet merger transaction. Net loss for the quarter ended June 30, 1999 includes a $16.8 million charge to write-down the investment in GICC. Net income for the quarter ended September 30, 1999 includes a $7.1 million gain from the sale of AMN. Net loss for the quarter ended December 31, 1999 includes a $7.6 million gain from the sale of 1stUp.com and a $2.1 million charge to write-down the investment in GICC.

(2) Per share amounts represent both basic and diluted earnings per share and are computed independently for each of the quarters presented. Therefore, the sum of such amounts may not equal the total for the year.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To LodgeNet Entertainment Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 11, 2000

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)

                 Column A                         Column B          Column C           Column D           Column E
-------------------------------------------     -------------     --------------     --------------      ------------
                                                                    Additions
                                                  Balance          Charged to                              Balance
                                                 Beginning          Costs and         Deductions           End of
               Description                       of Period          Expenses           (Note 1)            Period
-------------------------------------------     -------------     --------------     --------------      ------------
Allowances deducted from related
 balance sheet accounts:

   Year Ended December 31, 1997:
       Allowance for Doubtful Accounts             $ 785              $ 820              $ 805               $ 800

   Year Ended December 31, 1998:
       Allowance for Doubtful Accounts             $ 800              $ 848              $ 848               $ 800

   Year Ended December 31, 1999:
       Allowance for Doubtful Accounts             $ 800              $ 441              $ 441               $ 800

(1) All deductions from reserves were for the purposes for which such reserves were created except for the 1998 activity, which includes a $45,000 reduction to the reserve resulting from the ResNet merger described in Note 3.