Form 10-Q
period 2000-03-31
LODGENET ENTERTAINMENT CORP
filed 2000-05-12
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

     At April 30, 2000, there were 12,161,725 shares outstanding of the Registrant's common stock, $0.01 par value.

THIS REPORT CONTAINS A TOTAL OF 16 PAGES

                                        LODGENET ENTERTAINMENT CORPORATION

                                                       INDEX

                                                                                                          Page
                                                                                                           No.
                                           PART I. FINANCIAL INFORMATION
Item 1 -- Financial Statements:
     Consolidated Balance Sheets (Unaudited) as of  December 31, 1999 and March 31, 2000................    3
     Consolidated Statements of Operations (Unaudited) for
         the Three Months Ended March 31, 1999 and 2000.................................................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Three Months Ended March 31, 1999 and 2000.................................................    5
     Notes to Consolidated Financial Statements (Unaudited).............................................    6
Item 2 -- Management's Discussion and Analysis of  Financial Condition
          and Results of Operations.....................................................................    8
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk....................................   13

                                            PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings.............................................................................   15
Item 2 -- Changes in Securities.........................................................................   15
Item 3 -- Defaults Upon Senior Securities...............................................................   15
Item 4 -- Submission of Matters to a Vote of Security Holders...........................................   15
Item 5 -- Other Information.............................................................................   15
Item 6 -- Exhibits and Reports on Form 8-K..............................................................   15

SIGNATURES..............................................................................................   16

----------

     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

                         PART I -- FINANCIAL INFORMATIOn

ITEM 1 -- FINANCIAL STATEMENTS

                       LODGENET ENTERTAINMENT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                      December 31,    March 31,
                                                                          1999           2000
                                                                       ---------      ---------
                                     Assets
Current assets:
   Cash and cash equivalents                                           $   1,644      $   7,680
   Marketable securities                                                  25,952         12,349
   Accounts receivable, net                                               29,620         28,432
   Note receivable                                                         7,060           --
   Prepaid expenses and other                                              2,413          3,012
                                                                       ---------      ---------
      Total current assets                                                66,689         51,473

Property and equipment, net                                              204,334        206,363
Investments in and advances to unconsolidated affiliates                  11,434         11,537
Debt issuance costs, net                                                   8,710          8,312
Other assets, net                                                         14,108         13,593
                                                                       =========      =========
                                                                       $ 305,275      $ 291,278
                                                                       =========      =========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $  14,610      $  16,936
   Current maturities of long-term debt                                    5,915          5,827
   Accrued expenses                                                       10,643         13,777
   Deferred revenue                                                        2,536          2,542
                                                                       ---------      ---------
      Total current liabilities                                           33,704         39,082

Long-term debt                                                           277,075        277,537
                                                                       ---------      ---------
   Total liabilities                                                     310,779        316,619
                                                                       ---------      ---------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized;
      11,970,852 and 12,139,799 shares outstanding at December 31,
      1999 and March 31, 2000, respectively                                  120            121
   Additional paid-in capital                                            124,021        125,488
   Accumulated deficit                                                  (146,967)      (154,649)
   Accumulated other comprehensive income                                 17,322          3,699
                                                                       ---------      ---------
      Total stockholders' deficit                                         (5,504)       (25,341)
                                                                       =========      =========
                                                                       $ 305,275      $ 291,278
                                                                       =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Dollar amounts, except per share amounts, in thousands)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1999              2000
                                                  ------------      ------------
Revenues:
   Guest Pay                                      $     38,969      $     45,399
   Other                                                 2,996             2,334
                                                  ------------      ------------
      Total revenues                                    41,965            47,733
                                                  ------------      ------------

Direct costs:
   Guest Pay                                            15,850            18,764
   Other                                                 2,398             1,592
                                                  ------------      ------------
      Total direct costs                                18,248            20,356
                                                  ------------      ------------

Gross profit                                            23,717            27,377
                                                  ------------      ------------

Operating expenses:
   Guest Pay operations                                  5,867             7,048
   Selling, general and administrative                   4,341             4,772
   Depreciation and amortization                        14,425            16,422
                                                  ------------      ------------
      Total operating expenses                          24,633            28,242
                                                  ------------      ------------

Operating loss                                            (916)             (865)

Equity in losses of unconsolidated affiliates           (3,844)             --
Interest expense                                        (6,603)           (6,959)
Interest income                                            393               224
                                                  ------------      ------------

Loss before income taxes                               (10,970)           (7,600)
Provision for income taxes                                 (57)              (82)
                                                  ------------      ------------
Net loss                                          $    (11,027)     $     (7,682)
                                                  ============      ============

Per common share (basic and diluted):
   Net loss                                       $      (0.92)     $      (0.64)
                                                  ============      ============
Weighted average shares outstanding                 11,942,387        12,057,243
                                                  ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1999          2000
                                                              --------      --------
Operating activities:
   Net loss                                                   $(11,027)     $ (7,682)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                             14,425        16,422
      Equity in losses of unconsolidated affiliates              3,844          --
      Change in operating assets and liabilities:
         Accounts receivable                                       362         1,185
         Prepaid expenses and other                               (713)         (517)
         Accounts payable                                         (160)        2,326
         Accrued expenses and other                              3,190         3,139
         Other                                                   1,946          (164)
                                                              --------      --------
Net cash provided by operating activities                       11,867        14,709
                                                              --------      --------

Investing activities:
   Property and equipment additions                            (13,163)      (17,611)
   Proceeds from sale of investment                               --           7,200
   Investment in unconsolidated affiliates                        (608)         (104)
                                                              --------      --------
Net cash used for investing activities                         (13,771)      (10,515)
                                                              --------      --------

Financing activities:
   Proceeds from long-term debt                                 80,500          --
   Repayment of long-term debt                                      (9)           (9)
   Repayment of capital lease obligations                         (180)         (117)
   Borrowings under revolving credit facility                    2,000         2,000
   Repayments of revolving credit facility                     (78,500)       (1,500)
   Debt issuance costs                                          (3,440)         --
   Stock option activity                                          --           1,467
                                                              --------      --------
Net cash provided by financing activities                          371         1,841
                                                              --------      --------

Effect of exchange rates on cash                                    11             1
                                                              --------      --------
Increase (decrease) in cash and cash equivalents                (1,522)        6,036
Cash and cash equivalents at beginning of period                 5,240         1,644
                                                              --------      --------
Cash and cash equivalents at end of period                    $  3,718      $  7,680
                                                              ========      ========

Supplemental cash flow information:
   Cash paid for interest                                     $  4,146      $  3,803
                                                              ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2000, and for the three month periods ended March 31, 1999 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1999, as filed with the Commission. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                 December 31,    March 31,
                                                     1999           2000
                                                 ------------    ---------
         Land, building and equipment             $  55,899      $  57,746
         Free-to-guest equipment                     18,111         18,384
         Guest pay systems:
            Installed                               292,939        303,478
            System components                        22,551         24,193
            Software costs                            9,998         10,521
                                                  ---------      ---------
               Total                                399,498        414,322
         Less - depreciation and amortization      (195,164)      (207,959)
                                                  =========      =========
         Property and equipment, net              $ 204,334      $ 206,363
                                                  =========      =========

Note 3 -- Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net loss adjusted for foreign currency translation adjustments and unrealized gains/losses on marketable securities available for sale. Comprehensive loss was $21,305 and $10,832 for the quarters ended March 31, 2000 and 1999, respectively.

Note 4 -- Effect of Recently Issued Accounting Standards

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

Note 5 -- Reclassifications

Certain items in the 1999 financial statements have been reclassified to conform to 2000 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

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

OVERVIEW

LodgeNet is a broadband, interactive services provider which specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo(R) video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, network-based Nintendo video games, Internet enhanced television, and high-speed Internet access services. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of Guest Pay interactive services.

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

The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended March 31, 2000:

                                                             Periods Ended
                                                             March 31, 2000
                                                        -----------------------
                                                         Three          Twelve
                                                         Months          Months
                                                        --------        -------
           Guest Pay interactive rooms                   19,027          65,042
           Nintendo video game rooms                     24,289         102,305
           Internet services rooms                        2,976          12,352


The room installations for the twelve months ended March 31, 2000 represent increases of 10.6% for Guest Pay interactive rooms and 18.6% for Nintendo video game rooms over the room bases at March 31, 1999.

The Company's base of installed rooms was comprised as follows at March 31:

                                                       1999                        2000
                                              ------------------------    ------------------------
                                                 Rooms           %           Rooms           %
                                              ------------    --------    -----------     --------
           Guest Pay interactive rooms:
                Scheduled                          12,867         2.1              --          --
                On-demand                         602,809        97.9         680,718       100.0
                                              ------------    --------    ------------    --------
                                                  615,676       100.0         680,718       100.0
           Nintendo video game rooms              549,576                     651,881
           Internet services rooms                    776                      13,128


Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at March 31:

                                                  1999            2000
                                              ------------    -----------
           Total Rooms Served                     719,670        777,745
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

                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUE ANALYSIS

The Company's total revenue for the first quarter of 2000 increased 13.7%, or $5.8 million, in comparison to the first quarter of 1999. The following table sets forth the components of revenue (in thousands) for the quarter ending March 31:

                                                1999                            2000
                                     ---------------------------     ---------------------------
                                                      Percent                         Percent
                                                      of Total                        of Total
           Revenue:                    Amount         Revenue          Amount         Revenue
                                     ------------    -----------     -----------     -----------
              Guest Pay                 $ 38,969           92.9        $ 45,399            95.1
              Other                        2,996            7.1           2,334             4.9
                                     ============    ===========     ===========     ===========
                                        $ 41,965          100.0        $ 47,733           100.0
                                     ============    ===========     ===========     ===========

GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 16.5%, or $6.4 million, in the first quarter of 2000 in comparison to the same quarter of 1999. This increase was attributable to a 10.9% increase in the average number of installed Guest Pay rooms and a 5.1% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending March 31:

                                                      1999           2000
                                                   -----------    ------------
           Average monthly revenue per room:
              Movie revenue                           $ 18.05         $ 18.74
              Other interactive service revenue          3.49            3.89
                                                   -----------    ------------
                 Total per Guest Pay room             $ 21.54         $ 22.63
                                                   ===========    ============

Average movie revenue per room increased 3.8% primarily due to higher average movie prices. Average other interactive service revenue per room increased 11.5% due to increased revenue from Internet access services and cable television programming services.

OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $662,000 or 22.1% due to lower revenue from free-to-guest services and decreased sales of televisions, system equipment and service parts.

EXPENSE ANALYSIS

DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending March 31:

                                         1999           2000
                                      -----------    ------------
           Direct costs:
              Guest Pay                 $ 15,850        $ 18,764
              Other                        2,398           1,592
                                      ===========    ============
                                        $ 18,248        $ 20,356
                                      ===========    ============

           Gross profit margin:
              Guest Pay                    59.3%           58.7%
              Other                        20.0%           31.8%
              Composite                    56.5%           57.4%

Guest Pay interactive direct costs increased 18.4%, or $2.9 million, in the first quarter of 2000 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of related revenue, Guest Pay direct costs increased from 40.7% in the first quarter of 1999 to 41.3% in the current quarter. The resulting decrease in gross profit margin from 59.3% to 58.7% was due to slightly higher video game royalty costs and a slight shift in the composition of revenue from the more profitable revenue source of movies to the less profitable revenue source of cable television programming.

Direct costs associated with other revenue decreased $806,000 or 33.6% in the first quarter of 2000 from the year earlier quarter. As a percentage of related revenue, such costs decreased to 68.2% in the current quarter versus 80.0% in the first quarter of 1999. This decrease was due to lower sales of televisions and system equipment, which generally earn a lower margin than revenue from other sources of other revenue.

The Company's overall gross profit increased 15.4%, or $3.7 million, to $27.4 million in the first quarter of 2000 on a 13.7% increase in revenues from the first quarter of 1999. The Company's overall gross profit margin increased to 57.4% in the current quarter from 56.5% in the year earlier quarter due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (92.9% in the first quarter of 1999 to 95.1% in the first quarter of 2000) and the increase in gross margin from other revenue as described above.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):

                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                            $ 5,867           14.0         $ 7,048            14.8
   Selling, general and administrative               4,341           10.3           4,772            10.0
   Depreciation and amortization                    14,425           34.4          16,422            34.4
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 24,633           58.7        $ 28,242            59.2
                                               ============    ===========     ===========     ===========

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 20.1%, or $1.2 million in the first quarter of 2000 compared to the year earlier quarter. This increase was due to (i) a 10.9% increase in average installed Guest Pay interactive rooms in the first quarter of 2000 as compared to the year earlier quarter, (ii) certain non-recurring costs related to the implementation and transition to new internal-use software to support various operating activities, and (iii) costs related to the development and roll-out of new Internet services. Per average installed room, Guest Pay operations expenses were $3.51 per month in the first quarter of 2000 as compared to $3.24 per month in the first quarter of 1999.

Selling, general and administrative expenses increased 9.9%, or $431,000 in the first quarter of 2000 compared to the year earlier quarter. This increase was due in part to costs related to the recent implementation of several major software applications to support various operating, administrative and Internet-related activities. As a percentage of revenue, such expenses decreased to 10.0% in the current quarter from 10.3% in the year earlier quarter.

Depreciation and amortization expenses increased 13.8% to $16.4 million in the first quarter of 2000 from $14.4 million in the year earlier quarter. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter. Additionally, increases in administrative and facility related assets have contributed to the increased depreciation and amortization. As a percentage of revenue, depreciation and amortization expenses were 34.4% in the first quarter of 2000 and 1999.

OPERATING LOSS. The Company's operating loss, as a result of the factors previously described, decreased to $865,000 in the current quarter from $916,000 in the same quarter of 1999.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During the first quarter of 1999, the Company recorded losses of $2.2 million related to its investment in Across Media Networks, LLC ("AMN") and $1.6 million related to its investment in Global Interactive Communications Corporation ("GICC"). The Company sold its interest in AMN during the third quarter of 1999. With respect to GICC, beginning with the third quarter of 1999, the Company began using the cost method of accounting for this investment to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. The Company periodically reviews its remaining investment in GICC for realization and recognizes write-downs if estimated proceeds from GICC's asset sales are not expected to exceed the Company's recorded investment balance ($11.5 million as of March 31, 2000). Based on management's estimates and analysis as of March 31, 2000, no write-downs were considered necessary for the first quarter of 2000.

INTEREST EXPENSE. Interest expense increased to $7.0 million in the current quarter from $6.6 million in the comparable quarter of 1999 due to increases in long-term debt to fund the Company's continuing expansion of its business. Total debt increased from $266.5 million at March 31, 1999 to $283.4 million at March 31, 2000. Average principal amount of long-term debt outstanding during the quarter ended March 31, 2000 was approximately $284 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $267 million (at an average interest rate of approximately 10.5%) during the comparable period of 1999.

INTEREST INCOME. Interest income, primarily earned from loans to unconsolidated affiliates, decreased to $224,000 in the first quarter of 2000 from $393,000 during the same period of 1999.

NET LOSS. For the reasons previously described, the Company's net loss decreased to $7.7 million in the first quarter of 2000 from a net loss of $11.0 million in the same quarter of the prior year.

EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 15.2% to $15.6 million in the first quarter of 2000 as compared to $13.5 million in the first quarter of 1999. EBITDA as a percentage of total revenues was 32.6% in the current quarter as compared to 32.2% in the same quarter of 1999. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

SEASONALITY

The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and, prior to 1999, its residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1999, capital expenditures were $51.2 million and net cash provided by operating activities was $40.8 million. During the first quarter of 2000, capital expenditures were $17.6 million as compared to $13.2 million in the first quarter of 1999, and net cash provided by operating activities was $14.7 million as compared to $11.9 million in the same period of 1999.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between approximately $40 to $50 million during the remaining nine months of 2000. In addition, the Company's cash requirements during 2000 are expected to include the final $5.85 million payment to On Command Corporation ("OCC") in connection with the settlement of the litigation between the Company and OCC pursuant to the terms of the multiple cross licenses. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

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

INTEREST. At March 31, 2000, the Company had debt totaling $283.4 million. The Company has interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $261.4 million and variable rate debt of $22.0 million at March 31, 2000. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.6 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $220,000, assuming other variables remain constant.

FOREIGN CURRENCY TRANSACTIONS. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first quarter of 2000 to materially impact consolidated results of operations or financial condition.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS:

                  None.

         b.  REPORTS ON FORM 8-K:

                  The Company filed no Reports on Form 8-K during the quarter ended March 31, 2000.

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


                                          LODGENET ENTERTAINMENT CORPORATION
                                          ----------------------------------
                                                      (Registrant)



Date:  May 10, 2000                       /s/  SCOTT C. PETERSEN
                                          ----------------------------------
                                          Scott C. Petersen
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:  May 10, 2000                       /s/  JEFFREY T. WEISNER
                                          ----------------------------------
                                          Jeffrey T. Weisner
                                          Senior Vice President, Chief Financial
                                          Officer
                                          (Principal Financial Officer)




Date:  May 10, 2000                                  /s/  RONALD W. PIERCE
                                          ----------------------------------
                                          Ronald W. Pierce
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)