Form 10-Q
period 2000-06-30
LODGENET ENTERTAINMENT CORP
filed 2000-08-11
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


Commission File Number 0-22334


                       LODGENET ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                         46-0371161
         -------------------------------         ----------------------
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

         At July 31, 2000, there were 12,184,199 shares outstanding of the Registrant's common stock, $0.01 par value.


THIS REPORT CONTAINS A TOTAL OF 20 PAGES

                          LODGENET ENTERTAINMENT CORPORATION

                                        INDEX

                                                                                                          Page
                                                                                                           No.

                            PART I. FINANCIAL INFORMATION
Item 1-- Financial Statements:
     Consolidated Balance Sheets (Unaudited) as of  December 31, 1999 and June 30,  2000 ...............    3
     Consolidated Statements of Operations (Unaudited) for
         the Three and Six Months Ended June 30, 1999 and 2000..........................................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended June 30, 1999 and 2000....................................................    5
     Notes to Consolidated Financial Statements (Unaudited).............................................    6
Item 2-- Management's Discussion and Analysis of  Financial Condition
         and Results of Operations......................................................................    8
Item 3-- Quantitative and Qualitative Disclosures About Market Risk.....................................   16

                              PART II. OTHER INFORMATION

Item 1-- Legal Proceedings..............................................................................   18
Item 2-- Changes in Securities and Use of Proceeds......................................................   18
Item 3-- Defaults Upon Senior Securities................................................................   18
Item 4-- Submission of Matters to a Vote of Security Holders............................................   18
Item 5-- Other Information..............................................................................   19
Item 6-- Exhibits and Reports on Form 8-K...............................................................   19

SIGNATURES..............................................................................................   20


----------
     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.



June 30, 2000                                                             Page 2

                         PART I -- FINANCIAL INFORMATIOn

ITEM 1 -- FINANCIAL STATEMENTS

                       LODGENET ENTERTAINMENT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                               December 31,   June 30,
                                                                                  1999          2000
                                                                                ---------    ---------
                                     Assets
Current assets:
   Cash and cash equivalents                                                    $   1,644    $   2,425
   Marketable securities                                                           25,952        9,232
   Accounts receivable, net                                                        29,620       25,243
   Note receivable                                                                  7,060         --
   Prepaid expenses and other                                                       2,413        2,842
                                                                                ---------    ---------
      Total current assets                                                         66,689       39,742

Property and equipment, net                                                       204,334      205,414
Investments in and advances to unconsolidated affiliates                           11,434       10,258
Debt issuance costs, net                                                            8,710        7,915
Other assets, net                                                                  14,108       13,185
                                                                                ---------    ---------
                                                                                $ 305,275    $ 276,514
                                                                                =========    =========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $  14,610    $  15,222
   Current maturities of long-term debt                                             5,915        5,867
   Accrued expenses                                                                10,643       10,924
   Deferred revenue                                                                 2,536        2,584
                                                                                ---------    ---------
      Total current liabilities                                                    33,704       34,597

Long-term debt                                                                    277,075      276,819
                                                                                ---------    ---------
   Total liabilities                                                              310,779      311,416
                                                                                ---------    ---------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,970,852 and
      12,172,600 shares outstanding at December 31,
      1999 and June 30, 2000, respectively                                            120          122
   Additional paid-in capital                                                     124,021      125,842
   Accumulated deficit                                                           (146,967)    (161,188)
   Accumulated other comprehensive income                                          17,322          322
                                                                                ---------    ---------
      Total stockholders' deficit                                                  (5,504)     (34,902)
                                                                                ---------    ---------
                                                                                $ 305,275    $ 276,514
                                                                                =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2000                                                             Page 3

                          LODGENET ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollar amounts, except per share amounts, in thousands)


                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    1999            2000            1999            2000
                                                ------------    ------------    ------------    ------------
Revenues:
   Guest Pay                                    $     41,479    $     45,623    $     80,448    $     91,022
   Other                                               2,790           2,506           5,786           4,840
                                                ------------    ------------    ------------    ------------
      Total revenues                                  44,269          48,129          86,234          95,862
                                                ------------    ------------    ------------    ------------

Direct costs:
   Guest Pay                                          16,840          18,482          32,691          37,246
   Other                                               2,165           1,681           4,562           3,273
                                                ------------    ------------    ------------    ------------
      Total direct costs                              19,005          20,163          37,253          40,519
                                                ------------    ------------    ------------    ------------

Gross profit                                          25,264          27,966          48,981          55,343
                                                ------------    ------------    ------------    ------------

Operating expenses:
   Guest Pay operations                                6,032           6,755          11,899          13,803
   Selling, general and administrative                 4,218           4,683           8,559           9,455
   Depreciation and amortization                      14,880          16,119          29,305          32,541
                                                ------------    ------------    ------------    ------------
      Total operating expenses                        25,130          27,557          49,763          55,799
                                                ------------    ------------    ------------    ------------

Operating income (loss)                                  134             409            (782)           (456)

Equity in losses of unconsolidated affiliates        (18,373)           --           (22,217)           --
Interest expense                                      (6,874)         (6,896)        (13,477)        (13,855)
Interest income                                          387              43             780             267
                                                ------------    ------------    ------------    ------------

Loss before income taxes                             (24,726)         (6,444)        (35,696)        (14,044)
Provision for income taxes                              (100)            (95)           (157)           (177)
                                                ------------    ------------    ------------    ------------
Net loss                                        $    (24,826)   $     (6,539)   $    (35,853)   $    (14,221)
                                                ============    ============    ============    ============

Per common share (basic and diluted):
   Net loss                                     $      (2.08)   $       (.54)   $      (3.00)   $      (1.17)
                                                ============    ============    ============    ============
Weighted average shares outstanding               11,942,387      12,156,623      11,942,387      12,106,933
                                                ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2000                                                             Page 4

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)


                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               1999        2000
                                                             --------    --------
Operating activities:
   Net loss                                                  $(35,853)   $(14,221)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                            29,305      32,541
      Equity in losses of unconsolidated affiliates            22,217        --
      Change in operating assets and liabilities:
         Accounts receivable                                      394       4,342
         Prepaid expenses and other                             1,158        (432)
         Accounts payable                                      (1,159)        621
         Accrued expenses and other                             2,746         330
         Other                                                  1,726        (130)
                                                             --------    --------
Net cash provided by operating activities                      20,534      23,051
                                                             --------    --------

Investing activities:
   Property and equipment additions                           (25,680)    (31,684)
   Proceeds from sale of investment                              --         7,200
   Proceeds from (investment in) unconsolidated affiliates       (846)      1,174
                                                             --------    --------
Net cash used for investing activities                        (26,526)    (23,310)
                                                             --------    --------

Financing activities:
   Proceeds from long-term debt                                75,000        --
   Repayment of long-term debt                                    (19)        (19)
   Repayment of capital lease obligations                        (303)       (253)
   Borrowings under revolving credit facility                  15,500       7,000
   Repayments of revolving credit facility                    (82,000)     (7,500)
   Debt issuance costs                                         (3,501)       --
   Stock option activity                                         --         1,823
                                                             --------    --------
Net cash provided by financing activities                       4,677       1,051
                                                             --------    --------

Effect of exchange rates on cash                                   44         (11)
                                                             --------    --------
Increase (decrease) in cash and cash equivalents               (1,271)        781
Cash and cash equivalents at beginning of period                5,240       1,644
                                                             --------    --------
Cash and cash equivalents at end of period                   $  3,969    $  2,425
                                                             ========    ========

Supplemental cash flow information:
   Cash paid for interest                                    $ 12,668    $ 13,532
                                                             ========    ========





The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2000                                                             Page 5

                       LODGENET ENTERTAINMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2000, and for the three and six month periods ended June 30, 1999 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1999, as filed with the Commission. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                        December 31,          June 30,
                                                            1999                2000
                                                       ---------------     ----------------
           Land, building and equipment                     $  55,899           $  59,987
           Free-to-guest equipment                             18,111              18,793
           Guest pay systems:
              Installed                                       292,939             311,200
              System components                                22,551              23,571
              Software costs                                    9,998              11,145
                                                       ---------------     ----------------
                 Total                                        399,498             424,696
           Less - depreciation and amortization              (195,164)           (219,282)
                                                       ---------------     ----------------
           Property and equipment, net                      $ 204,334           $ 205,414
                                                       ===============     ================



June 30, 2000                                                             Page 6

Note 3 -- Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net loss adjusted for foreign currency translation adjustments and unrealized gains/losses on marketable securities available for sale. Comprehensive loss was $24,514,000 and $9,916,000 for the quarters ended June 30, 1999 and 2000, respectively, and $35,346,000 and $31,221,000 for the six months ended June 30, 1999 and 2000, respectively.

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



June 30, 2000                                                             Page 7

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS -- CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE," AND SIMILAR EXPRESSIONS, AND STATEMENTS WHICH ARE MADE IN THE FUTURE TENSE, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS QUARTERLY REPORT, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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



June 30, 2000                                                             Page 8

The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended June 30, 2000:

                                                    Periods Ended
                                                    June 30, 2000
                                              ---------------------------
                                                 Three          Twelve
                                                Months          Months
                                              ------------    -----------
           Guest Pay interactive rooms            16,217          63,649
           Nintendo video game rooms              16,630          92,178
           Internet services rooms                 3,092          12,953


The room installations for the twelve months ended June 30, 2000 represent increases of 10.1% for Guest Pay interactive rooms and 16.0% for Nintendo video game rooms over the room bases at June 30, 1999.

The Company's base of installed rooms was comprised as follows at June 30:

                                                       1999                        2000
                                              ------------------------    ------------------------
                                                 Rooms           %           Rooms           %
                                              ------------    --------    ------------    --------
           Guest Pay interactive rooms:
                Scheduled                           9,997         1.6              --          --
                On-demand                         623,289        98.4         696,935       100.0
                                              ------------    --------    ------------    --------
                                                  633,286       100.0         696,935       100.0
           Nintendo video game rooms              576,333                     668,511
           Internet services rooms                  3,267                      16,220

Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at June 30:

                                                   1999            2000
                                              ------------    -----------
           Total Rooms Served                     735,726        784,042
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


June 30, 2000                                                             Page 9

                   DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE ANALYSIS

The Company's total revenue for the second quarter of 2000 increased 8.7%, or $3.9 million, in comparison to the second quarter of 1999. The following table sets forth the components of revenue (in thousands) for the quarter ending June 30:

                                                1999                            2000
                                     ---------------------------     ---------------------------
                                                      Percent                         Percent
                                                      of Total                        of Total
           Revenue:                    Amount         Revenue          Amount         Revenue
                                     ------------    -----------     -----------     -----------
              Guest Pay                 $ 41,479           93.7        $ 45,623            94.8
              Other                        2,790            6.3           2,506             5.2
                                     ------------    -----------     -----------     -----------
                                        $ 44,269          100.0        $ 48,129           100.0
                                     ============    ===========     ===========     ===========

GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 10.0%, or $4.1 million, in the second quarter of 2000 in comparison to the same quarter of 1999. This increase was attributable to a 10.5% increase in the average number of installed Guest Pay rooms and a .4% decrease in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending June 30:

                                                      1999           2000
                                                   -----------    -----------
           Average monthly revenue per room:
              Movie revenue                           $ 18.51         $ 17.86
              Other interactive service revenue          3.73            4.28
                                                   -----------    -----------
                 Total per Guest Pay room             $ 22.24         $ 22.14
                                                   ===========    ===========

Average movie revenue per room decreased 3.5% primarily due to a relatively less popular selection of major motion pictures available during the second quarter of 2000. This factor was partially offset by higher average movie prices. Average other interactive service revenue per room increased 14.7% due to increased revenue from Internet access services and cable television programming services.

OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $284,000 or 10.2% due to lower revenue from free-to-guest services and decreased sales of televisions, partially offset by higher sales of equipment to international licensees.


June 30, 2000                                                            Page 10

EXPENSE ANALYSIS

DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending June 30:

                                         1999           2000
                                      -----------    ------------
           Direct costs:
              Guest Pay                 $ 16,840        $ 18,482
              Other                        2,165           1,681
                                      -----------    ------------
                                        $ 19,005        $ 20,163
                                      ===========    ============
           Gross profit margin:
              Guest Pay                    59.4%           59.5%
              Other                        22.4%           32.9%
              Composite                    57.1%           58.1%

Guest Pay interactive direct costs increased 9.8%, or $1.6 million, in the second quarter of 2000 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of related revenue, Guest Pay direct costs decreased from 40.6% in the second quarter of 1999 to 40.5% in the current quarter. The resulting increase in gross profit margin from 59.4% to 59.5% was due to lower movie royalty costs partially offset by a slight shift in the composition of revenue from the more profitable revenue source of movies to the less profitable revenue source of cable television programming.

Direct costs associated with other revenue decreased $484,000 or 22.4% in the second quarter of 2000 from the year earlier quarter. As a percentage of related revenue, such costs decreased to 67.1% from 77.6%. The resulting increase in gross profit margin from 22.4% to 32.9% was due to decreased revenue in the current quarter from free-to-guest services and television sales, which generally earn a lower margin than revenue from other sources of other revenue.

The Company's overall gross profit increased 10.7%, or $2.7 million, to $28.0 million on an 8.7% increase in revenue. The Company's overall gross profit margin increased to 58.1% from 57.1% due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (93.7% in the second quarter of 1999 to 94.8% in the current quarter) and the increase in gross margin from other revenue as described above.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):

                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                            $ 6,032           13.7         $ 6,755            14.1
   Selling, general and administrative               4,218            9.5           4,683             9.7
   Depreciation and amortization                    14,880           33.6          16,119            33.5
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 25,130           56.8        $ 27,557            57.3
                                               ============    ===========     ===========     ===========

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 12.0%, or $723,000 in the second quarter of 2000 compared to the year earlier quarter. This increase was due to a 10.5% increase in average installed Guest Pay interactive rooms and costs related to the

June 30, 2000                                                            Page 11
development and roll-out of new Internet services. Per average installed room, Guest Pay operations expenses were $3.28 per month in the second quarter of 2000 compared to $3.23 per month in the second quarter of 1999.

Selling, general and administrative expenses increased 11.0%, or $465,000 in the second quarter of 2000 compared to the year earlier quarter. As a percentage of revenue, SG&A increased slightly to 9.7% in the current quarter from 9.5% in the year earlier quarter.

Depreciation and amortization expenses increased 8.3% to $16.1 million in the second quarter of 2000 from $14.9 million in the year earlier quarter. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier quarter. As a percentage of revenue, depreciation and amortization expenses decreased slightly to 33.5% in the current quarter from 33.6% in the second quarter of 1999.

OPERATING INCOME. As a result of the factors described above, operating income increased to $409,000 in the current quarter from $134,000 in the same quarter of 1999.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During the second quarter of 1999, the Company recorded losses of $18.4 million related to its investment in Global Interactive Communications Corporation ("GICC"). Beginning with the third quarter of 1999, the Company began using the cost method of accounting for this investment to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. The Company periodically reviews its remaining investment in GICC for realization and recognizes write-downs if estimated proceeds from GICC's asset sales are not expected to exceed the Company's recorded investment balance ($10.3 million as of June 30, 2000). Based on management's estimates and analysis as of June 30, 2000, no write-downs were considered necessary for the second quarter of 2000.

INTEREST EXPENSE. Interest expense was $6.9 million in the second quarter of 2000 and 1999. Total debt increased from $276.3 million at June 30, 1999 to $282.7 million at June 30, 2000. Average principal amount of long-term debt outstanding during the quarter ended June 30, 2000 was approximately $279 million (at an average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $269 million (at an average interest rate of approximately 10.2%) during the comparable period of 1999.

INTEREST INCOME. Interest income, primarily earned from loans to unconsolidated affiliates, decreased to $43,000 in the second quarter of 2000 from $387,000 during the same period of 1999.

NET LOSS. For the reasons previously described, the Company's net loss decreased to $6.5 million in the second quarter of 2000 from a net loss of $24.8 million in the same quarter of the prior year.

EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 10.1% to $16.5 million in the second quarter of 2000 as compared to $15.0 million in the second quarter of 1999. EBITDA as a percentage of total revenues was 34.3% in the current quarter as compared to 33.9% in the same quarter of 1999. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.



June 30, 2000                                                            Page 12

                   DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE ANALYSIS

The Company's total revenue for the six months ended June 30, 2000 increased 11.2%, or $9.6 million, in comparison to the six months ended June 30, 1999. The following table sets forth the components of revenue (in thousands) for the six months ending June 30:

                                                1999                            2000
                                     ---------------------------     ---------------------------
                                                      Percent                         Percent
                                                      of Total                        of Total
           Revenue:                    Amount         Revenue          Amount         Revenue
                                     ------------    -----------     -----------     -----------
              Guest Pay                 $ 80,448           93.3        $ 91,022            95.0
              Other                        5,786            6.7           4,840             5.0
                                     ------------    -----------     -----------     -----------
                                        $ 86,234          100.0        $ 95,862           100.0
                                     ============    ===========     ===========     ===========

GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 13.1%, or $10.6 million, in the first half of 2000 in comparison to the same period of 1999. This increase was attributable to a 10.7% increase in the average number of installed Guest Pay rooms and a 2.2% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the six months ending June 30:

                                                      1999           2000
                                                   -----------    -----------
           Average monthly revenue per room:
              Movie revenue                           $ 18.28         $ 18.29
              Other interactive service revenue          3.61            4.09
                                                   -----------    -----------
                 Total per Guest Pay room             $ 21.89         $ 22.38
                                                   ===========    ===========

Average movie revenue per room was relatively consistent during the periods. Higher average movie prices were achieved during the first half of 2000, which were offset by lower buy rates resulting from a relatively less popular selection of major motion pictures available during the first six months of 2000. Average other interactive service revenue per room increased 13.3% due to increased revenue from Internet access services and cable television programming services.

OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $946,000 or 16.3% due to lower revenue from free-to-guest services and decreased sales of televisions, partially offset by higher sales of equipment to international licensees.


June 30, 2000                                                            Page 13

EXPENSE ANALYSIS

DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the six months ending June 30:

                                         1999           2000
                                      -----------    ------------
           Direct costs:
              Guest Pay                 $ 32,691        $ 37,246
              Other                        4,562           3,273
                                      -----------    ------------
                                        $ 37,253        $ 40,519
                                      ===========    ============
           Gross profit margin:
              Guest Pay                    59.4%           59.1%
              Other                        21.2%           32.4%
              Composite                    56.8%           57.7%

Guest Pay interactive direct costs increased 13.9%, or $4.6 million, in the first half of 2000 as compared to the first half of 1999. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of related revenue, Guest Pay direct costs increased from 40.6% during the first six months of 1999 to 40.9% during the same period of 2000. The resulting decrease in gross profit margin from 59.4% to 59.1% was due to a slight shift in the composition of Guest Pay revenue from the more profitable revenue source of movies to the less profitable revenue source of cable television programming.

Direct costs associated with other revenue decreased $1.3 million or 28.3% in the first half of 2000 from the year earlier period. As a percentage of related revenue, such costs decreased to 67.6% from 78.8%. The resulting increase in gross profit margin from 21.2% to 32.4% was due to decreased revenue from free-to-guest services and television sales, which generally earn a lower margin than revenue from other sources of other revenue.

The Company's overall gross profit increased 13.0%, or $6.4 million, to $55.3 million on an 11.2% increase in revenue. The Company's overall gross profit margin increased to 57.7% from 56.8% due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (93.3% in the first six months of 1999 to 95.0% in the current period) and the increase in gross margin from other revenue as described above.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the six months ending June 30 (dollar amounts in thousands):

                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                           $ 11,899           13.8        $ 13,803            14.4
   Selling, general and administrative               8,559            9.9           9,455             9.9
   Depreciation and amortization                    29,305           34.0          32,541            33.9
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 49,763           57.7        $ 55,799            58.2
                                               ============    ===========     ===========     ===========

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 16.0%, or $1.9 million in the first six months of 2000 compared to the year earlier period. This increase was due to (i) a 10.7% increase in average installed Guest Pay interactive rooms in the first half of 2000 as compared to the year earlier period, (ii) certain non-recurring costs incurred during the first quarter of 2000 related to the implementation and transition to new internal-use software to support various operating activities, and (iii)


June 30, 2000                                                            Page 14
costs related to the development and roll-out of new Internet services. Per average installed room, Guest Pay operations expenses were $3.39 per month in the first six months of 2000 compared to $3.24 per month in the same period of 1999.

Selling, general and administrative expenses increased 10.5%, or $896,000 in the first half of 2000 compared to the year earlier period. As a percentage of revenue, SG&A was consistent at 9.9% during the first six months of 1999 and 2000.

Depreciation and amortization expenses increased 11.0% to $32.5 million in the first six months of 2000 from $29.3 million in the year earlier period. This increase is attributable to the increases in the number of installed Guest Pay rooms, associated software and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the year-earlier period. As a percentage of revenue, depreciation and amortization expenses decreased slightly to 33.9% in the current period from 34.0% in the first half of 1999.

OPERATING LOSS. As a result of the factors described above, operating loss decreased to $456,000 in the current six month period from $782,000 in the first six months of 1999.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During the first half of 1999, losses totaling $22.2 million were recorded related to the Company's investments in Across Media Networks, LLC ("AMN") and Global Interactive Communications Corporation ("GICC"). The Company sold its interest in AMN during the third quarter of 1999. With respect to GICC, beginning with the third quarter of 1999, the Company began using the cost method of accounting for this investment to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. The Company periodically reviews its remaining investment in GICC for realization and recognizes write-downs if estimated proceeds from GICC's asset sales are not expected to exceed the Company's recorded investment balance ($10.3 million as of June 30, 2000). Based on management's estimates and analysis as of June 30, 2000, no write-downs were considered necessary during the first half of 2000.

INTEREST EXPENSE. Interest expense increased from $13.5 million in the first half of 1999 to $13.9 million in the current period. Total debt increased from $276.3 million at June 30, 1999 to $282.7 million at June 30, 2000. Average principal amount of long-term debt outstanding during the six months ended June 30, 2000 was approximately $282 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $268 million (at an average interest rate of approximately 10.1%) during the comparable period of 1999.

INTEREST INCOME. Interest income, primarily earned from loans to unconsolidated affiliates, decreased to $267,000 in the first half of 2000 from $780,000 during the same period of 1999.

NET LOSS. For the reasons previously described, the Company's net loss decreased to $14.2 million in the first six months of 2000 from a net loss of $35.9 million in the same period of the prior year.

EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 12.5% to $32.1 million in the first six months of 2000 as compared to $28.5 million in the first half of 1999. EBITDA as a percentage of total revenues was 33.5% in the current period as compared to 33.1% in the same period of 1999. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.


June 30, 2000                                                            Page 15

SEASONALITY

The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and, prior to 1999, its residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1999, capital expenditures were $51.2 million and net cash provided by operating activities was $40.8 million. During the first six months of 2000, capital expenditures were $31.7 million as compared to $25.7 million in the first six months of 1999, and net cash provided by operating activities was $23.1 million as compared to $20.5 million in the same period of 1999.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between approximately $25 to $30 million during the remaining six months of 2000. In addition, the Company's cash requirements during the third quarter of 2000 are expected to include the final $5.85 million payment to On Command Corporation ("OCC") in connection with the settlement of the litigation between the Company and OCC pursuant to the terms of the multiple cross licenses. The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

The Company believes that its operating cash flows and borrowings available under its revolving credit facility will be sufficient to fund the Company's future growth as contemplated under its current five-year business plan, depending on the rate of the Company's growth and other factors. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital. There can be no assurance that the Company will be able to obtain financing, if additional long-term financing should be required, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

ITEM 3 -- QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

INTEREST. At June 30, 2000, the Company had debt totaling $282.7 million. The Company has interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $261.7 million and variable rate debt of $21.0 million at June 30, 2000. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.6 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $210,000, assuming other variables remain constant.


June 30, 2000                                                            Page 16

FOREIGN CURRENCY TRANSACTIONS. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the second quarter of 2000 to materially impact consolidated results of operations or financial condition.


June 30, 2000                                                            Page 17

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 10, 2000 for the following purposes:

               1. Election of two directors to serve for a three-year term expiring in 2003;

               2. Approval of an amendment ("Plan Amendment") to the Company's 1993 Stock Option Plan, as amended;

               3. Ratification of the appointment of independent public accountants; and

               4. Action on such other matters as may properly come before the Meeting.

     a.   The directors who were elected at the Meeting are as follows:

               R. Douglas Bradbury
               Richard R. Hylland

     b.   The results of voting at the Meeting were as follows:

               Election of Directors -

                                                   For              Against        Withheld           Abstentions
                      R. Douglas Bradbury       9,899,424             - -          431,581                - -
                      Richard R. Hylland        9,899,283             - -          431,721                - -


               Plan Amendment -

                                                   For               Against          No Voting Authority
                                                  7,411,725          517,846                  - -


               Ratification of Public Accountants -

                                                   For               Against                 Abstain
                                                10,325,246           1,775                    3,984



June 30, 2000                                                            Page 18

ITEM 5 -- OTHER INFORMATION

         Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS:

                  None.

         B.  REPORTS ON FORM 8-K:

                  The Company filed no Reports on Form 8-K during the quarter ended June 30, 2000.




June 30, 2000                                                            Page 19

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


                                           LODGENET ENTERTAINMENT CORPORATION
                                           ----------------------------------
                                                      (Registrant)



Date:  August 11, 2000                    /s/  SCOTT C. PETERSEN
                                          -------------------------------------
                                          Scott C. Petersen
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:  August 11, 2000                    /s/  JEFFREY T. WEISNER
                                          -------------------------------------
                                          Jeffrey T. Weisner
                                          Senior Vice President, Chief Financial
                                          Officer
                                          (Principal Financial Officer)




Date:  August 11, 2000                    /s/  RONALD W. PIERCE
                                          -------------------------------------
                                          Ronald W. Pierce
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)


June 30, 2000                                                            Page 20