Form 10-Q
period 2000-09-30
LODGENET ENTERTAINMENT CORP
filed 2000-11-14
CIK 911002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


Commission File Number 0-22334


                       LODGENET ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   46-0371161
     ---------------------------------             ------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)


          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
         --------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP code)


                                 (605) 988-1000
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report





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

         At October 31, 2000, there were 12,211,374 shares outstanding of the Registrant's common stock, $0.01 par value.

                       LODGENET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                                                          Page
                                                                                                           No.
                                           PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements:
     Consolidated Balance Sheets (Unaudited) as of  December 31, 1999 and September 30, 2000............    3
     Consolidated Statements of Operations (Unaudited) for
         the Three and Nine Months Ended September 30, 1999 and 2000....................................    4
     Consolidated Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 1999 and 2000..............................................    5
     Notes to Consolidated Financial Statements (Unaudited).............................................    6
Item 2 -- Management's Discussion and Analysis of  Financial Condition
         and Results of Operations......................................................................    8
Item 3-- Quantitative and Qualitative Disclosures About Market Risk.....................................   17

                                            PART II. OTHER INFORMATION

Item 1-- Legal Proceedings..............................................................................   18
Item 2-- Changes in Securities and Use of Proceeds......................................................   18
Item 3-- Defaults Upon Senior Securities................................................................   18
Item 4-- Submission of Matters to a Vote of Security Holders............................................   18
Item 5-- Other Information..............................................................................   18
Item 6-- Exhibits and Reports on Form 8-K...............................................................   18

SIGNATURES..............................................................................................   19

--------------------
     As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

                         PART I -- FINANCIAL INFORMATIOn

ITEM 1 -- FINANCIAL STATEMENTS

                                        LODGENET ENTERTAINMENT CORPORATION
                                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                           (Dollar amounts in thousands)

                                                                                       December 31,            September 30,
                                                                                           1999                   2000
                                                                                     ------------------     ------------------
                                     Assets
Current assets:
   Cash and cash equivalents                                                                   $ 1,644                $ 2,244
   Marketable securities                                                                        25,952                  4,584
   Accounts receivable, net                                                                     29,620                 29,395
   Note receivable                                                                               7,060                     --
   Prepaid expenses and other                                                                    2,413                  2,301
                                                                                     ------------------     ------------------
      Total current assets                                                                      66,689                 38,524

Property and equipment, net                                                                    204,334                202,131
Investments in and advances to unconsolidated affiliates                                        11,434                 10,164
Debt issuance costs, net                                                                         8,710                  7,518
Other assets, net                                                                               14,108                 12,725
                                                                                     ------------------     ------------------
                                                                                             $ 305,275              $ 271,062
                                                                                     ==================     ==================

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                           $ 14,610               $ 13,615
   Current maturities of long-term debt                                                          5,915                 17,768
   Accrued expenses                                                                             10,643                 14,327
   Deferred revenue                                                                              2,536                  2,645
                                                                                     ------------------     ------------------
      Total current liabilities                                                                 33,704                 48,355

Long-term debt                                                                                 277,075                263,579
                                                                                     ------------------     ------------------
      Total liabilities                                                                        310,779                311,934
                                                                                     ------------------     ------------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,970,852 and
      12,211,174 shares outstanding at December 31,
      1999 and September 30, 2000, respectively                                                    120                    122
   Additional paid-in capital                                                                  124,021                128,809
   Accumulated deficit                                                                        (146,967)              (165,332)
   Accumulated other comprehensive income (loss)                                                17,322                 (4,471)
                                                                                     ------------------     ------------------
      Total stockholders' deficit                                                               (5,504)               (40,872)
                                                                                     ------------------     ------------------
                                                                                             $ 305,275              $ 271,062
                                                                                     ==================     ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Dollar amounts, except per share amounts, in thousands)

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                      ----------------------------------     ----------------------------------
                                                           1999               2000                1999               2000
                                                      ---------------     --------------     ---------------    ---------------
Revenues:
   Guest Pay                                               $ 46,508           $ 50,232           $ 126,956         $ 141,253
   Other                                                      3,132              2,662               8,918             7,503
                                                      ---------------     --------------     ---------------    ---------------
      Total revenues                                         49,640             52,894             135,874           148,756
                                                      ---------------     --------------     ---------------    ---------------

Direct costs:
   Guest Pay                                                 19,415             20,509              52,106            57,755
   Other                                                      2,474                925               7,036             4,198
                                                      ---------------     --------------     ---------------    ---------------
      Total direct costs                                     21,889             21,434              59,142            61,953
                                                      ---------------     --------------     ---------------    ---------------

Gross profit                                                 27,751             31,460              76,732            86,803
                                                      ---------------     --------------     ---------------    ---------------

Operating expenses:
   Guest Pay operations                                       6,447              7,120              18,345            20,923
   Selling, general and administrative                        4,291              5,020              12,850            14,475
   Depreciation and amortization                             15,235             16,497              44,541            49,038
                                                      ---------------     --------------     ---------------    ---------------
      Total operating expenses                               25,973             28,637              75,736            84,436
                                                      ---------------     --------------     ---------------    ---------------

Operating income                                              1,778              2,823                 996             2,367

Equity in losses of unconsolidated affiliates                   --                  --             (22,217)               --
Gain on sale of investment                                    7,095                 --               7,095                --
Interest expense                                             (6,882)            (6,990)            (20,360)          (20,845)
Interest income                                                 424                 92               1,205               359
                                                      ---------------     --------------     ---------------    ---------------

Income (loss) before income taxes                             2,415             (4,075)            (33,281)          (18,119)
Provision for income taxes                                     (106)               (69)               (263)             (246)
                                                      ---------------     --------------     ---------------    ---------------
Net Income (loss)                                           $ 2,309           $ (4,144)          $ (33,544)        $ (18,365)
                                                      ===============     ==============     ===============    ===============

Basic earnings per common share                              $  .19            $   (.34)         $   (2.81)         $   (1.51)
Average basic common shares outstanding                  11,944,691           12,191,981        11,943,163          12,135,067

Diluted earnings per common share                            $  .19             $  (.34)         $  (2.81)           $  (1.51)
Average diluted common shares outstanding                12,426,986           12,191,981        11,943,163          12,135,067



        The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                    Nine Months Ended September 30,
                                                                 --------------------------------------
                                                                       1999                 2000
                                                                 -----------------     ----------------
Operating activities:
   Net loss                                                          $  (33,544)            $  (18,365)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                      44,541                 49,038
      Gain on sale of investment                                         (7,095)                    --
      Equity in losses of unconsolidated affiliates                      22,217                     --
      Change in operating assets and liabilities:
         Accounts receivable                                             (1,089)                   164
         Prepaid expenses and other                                       1,853                    109
         Accounts payable                                                 1,311                   (973)
         Accrued expenses and other                                       4,765                  3,798
         Other                                                            2,074                   (130)
                                                                 -----------------     ----------------
Net cash provided by operating activities                                35,033                 33,641
                                                                 -----------------     ----------------

Investing activities:
   Property and equipment additions                                     (37,871)               (44,092)
   Proceeds from sale of investment                                          --                  7,200
   Proceeds from (investment in) unconsolidated affiliates               (3,364)                 1,270
                                                                 -----------------     ----------------
Net cash used for investing activities                                  (41,235)               (35,622)
                                                                 -----------------     ----------------

Financing activities:
   Proceeds from long-term debt                                          80,500                     --
   Repayment of long-term debt                                           (5,529)                   (29)
   Payment on license rights liability                                   (4,954)                (5,294)
   Repayment of capital lease obligations                                  (430)                  (371)
   Borrowings under revolving credit facility                            19,000                 11,000
   Repayments of revolving credit facility                              (82,000)                (7,500)
   Debt issuance costs                                                   (3,559)                    --
   Stock option activity                                                     --                  2,322
   Other                                                                     --                  2,468
                                                                 -----------------     ----------------
Net cash provided by financing activities                                 3,028                  2,596
                                                                 -----------------     ----------------

Effect of exchange rates on cash                                             38                    (15)
                                                                 -----------------     ----------------
Increase (decrease) in cash and cash equivalents                         (3,136)                   600
Cash and cash equivalents at beginning of period                          5,240                  1,644
                                                                 -----------------     ----------------
Cash and cash equivalents at end of period                              $ 2,104                $ 2,244
                                                                 =================     ================

Supplemental cash flow information:
   Cash paid for interest                                              $ 17,165               $ 17,926
                                                                 =================     ================


      The accompanying notes are an integral part of these consolidated financial statements.

                       LODGENET ENTERTAINMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2000, and for the three and nine month periods ended September 30, 1999 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 1999, as filed with the Commission. The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 -- Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands of dollars):

                                                        December 31,        September 30,
                                                            1999                 2000
                                                       ---------------     -----------------
           Land, building and equipment                     $  55,899           $  61,385
           Free-to-guest equipment                             18,111              19,217
           Guest pay systems:
              Installed                                       292,939             317,931
              System components                                22,551              23,891
              Software costs                                    9,998              12,039
                                                       ---------------     -----------------
                 Total                                        399,498             434,463
           Less - depreciation and amortization              (195,164)           (232,332)
                                                       ---------------     -----------------
           Property and equipment, net                      $ 204,334           $ 202,131
                                                       ===============     =================

Note 3 -- Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net loss adjusted for foreign currency translation adjustments and, in 2000, unrealized losses from the 234,332 shares of CMGI, Inc. common stock that were received in conjunction with the sale of an affiliate in the fourth quarter of 1999. Comprehensive loss was $2,375,000 and $8,937,000 for the quarters ended September 30, 1999 and 2000, respectively, and $32,971,000 and $40,158,000 for the nine months ended September 30, 1999 and 2000, respectively.

Note 4 -- Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137 which amended SFAS 133 to delay its effective date to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt the requirements of SFAS 133 effective January 1, 2001. SFAS 133 could increase volatility in earnings and other comprehensive income.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000. The Company does not believe that the adoption of SAB 101 in the fourth quarter of 2000 will have a material effect on the Company's financial results.

Note 5 -- Reclassifications

Certain items in the 1999 financial statements have been reclassified to conform to 2000 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

Note 6 -- Subsequent Event

Subsequent to September 30, 2000, the Company entered into an agreement with Hilton Hotels Corporation ("Hilton") to provide LodgeNet's interactive television services into Hilton's owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over the next seven years at a price of $20.44 per share. Additionally, the Company and Hilton have formed a broadband, interactive new media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information.

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

The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended September 30, 2000:

                                                    Periods Ended
                                                  September 30, 2000
                                              ---------------------------
                                                 Three          Twelve
                                                Months          Months
                                              ------------    -----------
           Guest Pay interactive rooms            12,042          59,477
           Nintendo video game rooms              13,296          83,666
           Internet services rooms                 4,034          12,791

The room installations for the twelve months ended September 30, 2000 represent increases of 9.2% for Guest Pay interactive rooms and 14.0% for Nintendo video game rooms over the room bases at September 30, 1999.

The Company's base of installed rooms was comprised as follows at September
30:

                                                       1999                        2000
                                              ------------------------    ------------------------
                                                 Rooms           %           Rooms           %
                                              ------------    --------    ------------    --------
           Guest Pay interactive rooms:
                Scheduled                           6,784         1.0              --          --
                On-demand                         642,716        99.0         708,977       100.0
                                              ------------    --------    ------------    --------
                                                  649,500       100.0         708,977       100.0
           Nintendo video game rooms              598,141                     681,807
           Internet services rooms                  7,463                      20,254

Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at September 30:

                                                  1999            2000
                                              ------------    -----------
           Total Rooms Served                     750,287        793,858
                                              ============    ===========

FREE-TO-GUEST AND OTHER SERVICES. In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Free-to-guest services include the satellite delivery of various programming channels, for which the hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a monthly fee per room which varies depending on incentive programs in effect from time to time.

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

                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE ANALYSIS

The Company's total revenue for the third quarter of 2000 increased 6.6%, or $3.3 million, in comparison to the third quarter of 1999. The following table sets forth the components of revenue (in thousands) for the quarter ending September 30:

                                                1999                            2000
                                     ---------------------------     ---------------------------
                                                      Percent                         Percent
                                                      of Total                        of Total
           Revenue:                    Amount         Revenue          Amount         Revenue
                                     ------------    -----------     -----------     -----------
              Guest Pay                 $ 46,508           93.7        $ 50,232            95.0
              Other                        3,132            6.3           2,662             5.0
                                     ------------    -----------     -----------     -----------
                                        $ 49,640          100.0        $ 52,894           100.0
                                     ============    ===========     ===========     ===========


GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 8.0%, or $3.7 million, in the third quarter of 2000 in comparison to the same quarter of 1999. This increase was attributable to a 9.5% increase in the average number of installed Guest Pay rooms and a 1.4% decrease in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending September 30:

                                                      1999           2000
                                                   -----------    ------------
           Average monthly revenue per room:
              Movie revenue                           $ 19.71         $ 19.03
              Other interactive service revenue          4.53            4.87
                                                   -----------    ------------
                 Total per Guest Pay room             $ 24.24         $ 23.90
                                                   ===========    ============

Average movie revenue per room decreased 3.5% due to a decline in the buy rate per occupied room resulting from a relatively less popular selection of major motion pictures available early in the third quarter of 2000 and an impact from the summer Olympics. This factor was partially offset by higher average movie prices. Average other interactive service revenue per room increased 7.5%, primarily due to increased revenue from Internet access services and cable television programming services.

OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $470,000 or 15.0% due to lower revenue from free-to-guest services and decreased sales of televisions, partially offset by other income related to a one-time $370,000 incentive payment from a vendor.

EXPENSE ANALYSIS

DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the quarter ending September 30:

                                         1999           2000
                                      -----------    ------------
           Direct costs:
              Guest Pay                 $ 19,415        $ 20,509
              Other                        2,474             925
                                      -----------    ------------
                                        $ 21,889        $ 21,434
                                      ===========    ============

           Gross profit margin:
              Guest Pay                    58.3%           59.2%
              Other                        21.0%           65.3%
              Composite                    55.9%           59.5%

Guest Pay interactive direct costs increased 5.6%, or $1.1 million, in the third quarter of 2000 as compared to the year earlier quarter. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of related revenue, Guest Pay direct costs decreased from 41.7% in the third quarter of 1999 to 40.8% in the current quarter. The resulting increase in gross profit margin from 58.3% to 59.2% was primarily due to lower movie and video game license fees as a percentage of related revenue, and lower hotel commissions resulting from the lower movie revenue per room which caused certain hotels to earn commissions at lower rates. These factors were partially offset by a slight shift in the composition of revenue from the more profitable revenue source of movies to the less profitable revenue source of cable television programming.

Direct costs associated with other revenue decreased $1.5 million, or 62.6% in the third quarter of 2000 from the year earlier quarter. As a percentage of related revenue, such costs decreased to 34.7% from 79.0%. The resulting increase in gross profit margin from 21.0% to 65.3% was due to (i) decreased revenue in the current quarter from free-to-guest services and television sales, which generally earn a lower margin than revenue from other sources of other revenue, (ii) the benefit of a one-time $430,000 incentive credit earned from a vendor, and (iii) other income as described above.

Due to the factors described above, the Company's overall gross profit increased 13.4%, or $3.7 million, to $31.5 million on a 6.6% increase in revenue. The Company's overall gross profit margin increased to 59.5% from 55.9%.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                            $ 6,447           13.0         $ 7,120            13.5
   Selling, general and administrative               4,291            8.6           5,020             9.5
   Depreciation and amortization                    15,235           30.7          16,497            31.2
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 25,973           52.3        $ 28,637            54.1
                                               ============    ===========     ===========     ===========

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 10.4%, or $673,000 in the third quarter of 2000 compared to the year earlier quarter. This increase was primarily due to the 9.5% increase in average installed Guest Pay interactive rooms and costs related to the development and rollout of new Internet services. Per average installed room, Guest Pay operations expenses were $3.39 per month in the third quarter of 2000 compared to $3.36 per month in the third quarter of 1999.

Selling, general and administrative expenses increased 17.0%, or $729,000 in the third quarter of 2000 compared to the year earlier quarter. This increase is due to increased payroll related expenses and professional fees for business development activities. As a percentage of revenue, SG&A increased to 9.5% in the current quarter from 8.6% in the year earlier quarter.

Depreciation and amortization expenses increased 8.3% to $16.5 million in the third quarter of 2000 from $15.2 million in the year earlier quarter. This increase is primarily attributable to the 9.5% increase in average installed Guest Pay interactive rooms since the year-earlier quarter. As a percentage of revenue, depreciation and amortization expenses increased slightly to 31.2% in the current quarter from 30.7% in the third quarter of 1999.

OPERATING INCOME. As a result of the factors described above, operating income increased 58.8% to $2.8 million in the current quarter from $1.8 million in the same quarter of 1999.

GAIN ON SALE OF INVESTMENT. During the third quarter of 1999, the Company sold its interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet. The transaction resulted in the recognition of a $7.1 million gain.

INTEREST EXPENSE. Interest expense was $7.0 million in the third quarter of 2000 and $6.9 million in the third quarter of 1999. Total debt increased from $274.8 million at September 30, 1999 to $281.3 million at September 30, 2000. Average principal amount of long-term debt outstanding during the quarter ended September 30, 2000 was approximately $282 million (at an average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $276 million (at an average interest rate of approximately 10.0%) during the comparable period of 1999.

INTEREST INCOME. Interest income, primarily earned from loans to unconsolidated affiliates, decreased to $92,000 in the third quarter of 2000 from $424,000 during the same period of 1999.

NET INCOME (LOSS). For the reasons previously described, the Company's net loss was $4.1 million in the third quarter of 2000 compared to net income of $2.3 million in the same quarter of the prior year. Excluding the gain on sale of AMN during the third quarter of 1999, the net loss decreased from $4.8 million to $4.1 million, representing a 14.6% improvement.

EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") increased 13.6% to $19.3 million in the third quarter of 2000 as compared to $17.0 million in the third quarter of 1999 (excluding the gain on sale of investment). EBITDA as a percentage of total revenues was 36.5% in the current quarter as compared to 34.3% in the same quarter of 1999. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. EBITDA is not intended to represent an alternative to net income (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE ANALYSIS

The Company's total revenue for the nine months ended September 30, 2000 increased 9.5%, or $12.9 million, in comparison to the nine months ended September 30, 1999. The following table sets forth the components of revenue (in thousands) for the nine months ending September 30:

                                                1999                            2000
                                     ---------------------------     ---------------------------
                                                      Percent                         Percent
                                                      of Total                        of Total
           Revenue:                    Amount         Revenue          Amount         Revenue
                                     ------------    -----------     -----------     -----------
              Guest Pay                 $126,956           93.4        $141,253            95.0
              Other                        8,918            6.6           7,503             5.0
                                     ------------    -----------     -----------     -----------
                                        $135,874          100.0        $148,756           100.0
                                     ============    ===========     ===========     ===========

GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive revenue increased 11.3%, or $14.3 million, in the first nine months of 2000 in comparison to the same period of 1999. This increase was attributable to a 10.3% increase in the average number of installed Guest Pay rooms and a .9% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the nine months ending September 30:

                                                      1999           2000
                                                   -----------    ------------
           Average monthly revenue per room:
              Movie revenue                           $ 18.77         $ 18.55
              Other interactive service revenue          3.93            4.35
                                                   -----------    ------------
                 Total per Guest Pay room             $ 22.70         $ 22.90
                                                   ===========    ============

Average movie revenue per room was 1.2% lower during the nine months ended September 30, 2000 from the prior year period due to lower buy rates per occupied room, partially offset by higher average movie prices. Average other interactive service revenue per room increased 10.7% due to increased revenue from Internet access services, Nintendo video games, and cable television programming services.

OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $1.4 million or 15.9% due to lower revenue from free-to-guest services and decreased sales of televisions, partially offset by higher revenue from international licensee activities.

EXPENSE ANALYSIS

DIRECT COSTS. The following table sets forth information in regard to the Company's direct costs (in thousands) and gross profit margin for the nine months ending September 30:

                                          1999           2000
                                      -----------    ------------
           Direct costs:
              Guest Pay                 $ 52,106        $ 57,755
              Other                        7,036           4,198
                                      -----------    ------------
                                        $ 59,142        $ 61,953
                                      ===========    ============

           Gross profit margin:
              Guest Pay                    59.0%           59.1%
              Other                        21.1%           44.1%
              Composite                    56.5%           58.4%

Guest Pay interactive direct costs increased 10.8%, or $5.6 million, in the first nine months of 2000 as compared to the first nine months of 1999. Since Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) are primarily based on related revenue, such costs tend to vary directly with revenue. As a percentage of related revenue, Guest Pay direct costs decreased slightly, from 41.0% during the first nine months of 1999 to 40.9% during the same period of 2000. The resulting slight increase in gross profit margin from 59.0% to 59.1% was primarily due to lower movie and video game license fees as a percentage of related revenue, partially offset by a slight shift in the composition of revenue from the more profitable revenue source of movies to the less profitable revenue source of cable television programming.

Direct costs associated with other revenue decreased $2.8 million or 40.3% in the first nine months of 2000 from the year earlier period. As a percentage of related revenue, such costs decreased to 55.9% from 78.9%. The resulting increase in gross profit margin from 21.1% to 44.1% was due to decreased revenue from free-to-guest services and television sales, which generally earn a lower margin than revenue from other sources of other revenue.

The Company's overall gross profit increased 13.1%, or $10.1 million, to $86.8 million on a 9.5% increase in revenue. The Company's overall gross profit margin increased to 58.4% from 56.5% due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (93.4% in the first nine months of 1999 to 95.0% in the current period) and the increase in gross margin from other revenue as described above.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses for the nine months ending September 30 (dollar amounts in thousands):

                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                Percent                         Percent
                                                                of Total                        of Total
                                                 Amount         Revenues         Amount         Revenues
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                           $ 18,345           13.5        $ 20,923            14.1
   Selling, general and administrative              12,850            9.5          14,475             9.7
   Depreciation and amortization                    44,541           32.8          49,038            33.0
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $ 75,736           55.8        $ 84,436            56.8
                                               ============    ===========     ===========     ===========

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 14.1%, or $2.6 million in the first nine months of 2000 compared to the year earlier period. This increase was due to (i) a 10.3% increase in average installed Guest Pay interactive rooms in the first nine months of 2000 as compared to the year earlier period, (ii) certain non-recurring costs incurred during the first quarter of 2000 related to the implementation and transition to new internal-use software to support various operating activities, and (iii) costs related to the development and roll-out of new Internet services. Per average installed room, Guest Pay operations expenses were $3.39 per month in the first nine months of 2000 compared to $3.28 per month in the same period of 1999.

Selling, general and administrative expenses increased 12.6%, or $1.6 million in the first nine months of 2000 compared to the year earlier period. This increase is due to increased payroll related expenses and professional fees for business development activities. As a percentage of revenue, SG&A was 9.7% during the first nine months of 2000 compared to 9.5% during the first nine months of 1999.

Depreciation and amortization expenses increased 10.1% to $49.0 million in the first nine months of 2000 from $44.5 million in the year earlier period. This increase is primarily attributable to the 10.3% increase in average installed Guest Pay interactive rooms since the year-earlier period. As a percentage of revenue, depreciation and amortization expenses increased slightly to 33.0% in the current period from 32.8% in the first nine months of 1999.

OPERATING INCOME. As a result of the factors described above, operating income increased 138% to $2.4 million in the current nine month period from $996,000 in the first nine months of 1999.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. During the first six months of 1999 losses totaling $22.2 million were recorded, under the equity method of accounting for an investment, related to the Company's investments in Across Media Networks, LLC ("AMN") and Global Interactive Communications Corporation ("GICC"). The Company sold its interest in AMN during the third quarter of 1999. With respect to GICC, beginning with the third quarter of 1999, the Company began using the cost method of accounting for this investment to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. The Company periodically reviews its remaining investment in GICC for realization and recognizes write-downs if estimated proceeds from GICC's asset sales are not expected to exceed the Company's recorded investment balance ($10.2 million as of September 30, 2000). Based on management's estimates and analysis as of September 30, 2000, no write-downs were considered necessary during the first nine months of 2000.

GAIN ON SALE OF INVESTMENT. During the third quarter of 1999, the Company sold its interest in AMN resulting in the recognition of a $7.1 million gain.

INTEREST EXPENSE. Interest expense increased from $20.4 million in the first nine months of 1999 to $20.8 million in the current period. Total debt increased from $274.8 million at September 30, 1999 to $281.3 million at September 30, 2000. Average principal amount of long-term debt outstanding during the nine months ended September 30, 2000 was approximately $282 million (at an average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $270 million (at an average interest rate of approximately 10.1%) during the comparable period of 1999.

INTEREST INCOME. Interest income, primarily earned from loans to unconsolidated affiliates, decreased to $359,000 in the first nine months of 2000 from $1.2 million during the same period of 1999.

NET LOSS. For the reasons previously described, the Company's net loss decreased to $18.4 million in the first nine months of 2000 from a net loss of $33.5 million in the same period of the prior year.

EBITDA. As a result of increasing revenues from Guest Pay interactive services, and the other factors previously described, EBITDA (defined as "earnings before interest, income taxes, depreciation and amortization") excluding the gain on sale of investment and equity in losses of unconsolidated affiliates increased 12.9% to $51.4 million in the first nine months of 2000 as compared to $45.5 million in the first nine months of 1999. EBITDA as a percentage of total revenues was 34.6% in the current period as compared to 33.5% in the same period of 1999.

RECENT ACCOUNTING DEVELOPMENTS

See note 4 in the notes to consolidated financial statements.

SEASONALITY

The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its lodging and, prior to 1999, its residential businesses. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. During 1999, capital expenditures were $51.2 million and net cash provided by operating activities was $40.8 million. During the first nine months of 2000, capital expenditures were $44.1 million, as compared to $37.9 million in the first nine months of 1999, and net cash provided by operating activities was $33.6 million, as compared to $35.0 million in the same period of 1999. Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between $12 to $15 million during the remaining three months of 2000 and $75 to $85 million in 2001, as contemplated under its current five-year business plan. The Company's cash requirements for 2001 are expected to include $21.5 million of payments for principal maturities of long-term debt. In addition, the Company has committed up to $5 million of financing to InnMedia LLC (see note 6 in the notes to consolidated financial statements), of which the Company has funded $1 million in the fourth quarter of 2000.

The Company believes that its operating cash flows and borrowings available under its $75 million revolving credit facility will be sufficient to fund the Company's future growth and financing obligations, as contemplated under its current five-year business plan, for 12 to 15 months, depending on the rate of growth of its business and other factors. The Company may increase the revolving credit facility to $100 million, subject to certain conditions.

The Company believes that it has various sources of financing available in addition to the revolving credit facility, including additional amounts of long-term indebtedness. However, if the Company's plans or assumptions change, if its assumptions prove to be inaccurate or if the Company experiences unanticipated costs or competitive pressures, the Company may be required to seek additional capital sooner than currently anticipated. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing, if needed, could result in the delay or abandonment of some or all of the Company's expansion plans.

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

INTEREST. At September 30, 2000, the Company had debt totaling $281.3 million. The Company has interest rate swap arrangements covering debt with a notional amount of $75 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $256.3 million and variable rate debt of $25.0 million at September 30, 2000. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.1 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $250,000, assuming other variables remain constant.

FOREIGN CURRENCY TRANSACTIONS. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the third quarter of 2000 to materially impact consolidated results of operations or financial condition.

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

ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM 5 -- OTHER INFORMATION

         Not applicable.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS:

                  10.32 Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000.*

                  10.33 Warrant To Purchase Common Stock Of LodgeNet Entertainment Corporation dated October 9, 2000.

                  10.34 InnMedia LLC Operating Agreement effective as of October 9, 2000.

         B.  REPORTS ON FORM 8-K:

                  The Company filed no Reports on Form 8-K during the quarter ended September 30, 2000. On October 18, 2000, the Company filed a Form 8-K reporting on the Company's recent agreement with Hilton Hotels Corporation.


---------------------------
* Confidential treatment has been requested from the Commission for selected portions of this exhibit. The confidential portions of this exhibit have been redacted and filed separately with the Commission.

                       LODGENET ENTERTAINMENT CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LODGENET ENTERTAINMENT CORPORATION
                                        --------------------------------------
                                                    (Registrant)



Date:  November 13, 2000                /s/   Scott C. Petersen
                                        --------------------------------------
                                        Scott C. Petersen
                                        President and Chief Executive Officer
                                        (Principal  Executive Officer)




Date:  November 13, 2000                /s/  Jeffrey T. Weisner
                                        --------------------------------------
                                        Jeffrey T. Weisner
                                        Senior Vice President, Chief Financial
                                        Officer (Principal Financial Officer)




Date:  November 13, 2000                /s/   Ronald W. Pierce
                                        --------------------------------------
                                        Ronald W. Pierce
                                        Vice President, Corporate Controller
                                        (Principal Accounting Officer)