Form 10-K
period 2000-12-31
LODGENET ENTERTAINMENT CORP
filed 2001-03-30
CIK 911002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

================================================================================
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
================================================================================

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

================================================================================
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-22334

                       LODGENET ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                               46-0371161
   (State of Incorporation)             (IRS Employer Identification Number)

          3900 WEST INNOVATION STREET, SIOUX FALLS, SOUTH DAKOTA 57107
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                (605) 988 - 1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
                                                              $.01 PAR VALUE.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2001, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $158,500,000 based on the March 23, 2001 closing price of $14.00. The number of shares of common stock of the Registrant outstanding as of March 23, 2001 was 12,212,439 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

Item 1 - Business.........................................................................................1

         Overview.........................................................................................1
         Markets and Customers............................................................................2
         Services and Products............................................................................2
         Operations.......................................................................................4
         Competition......................................................................................6
         Business Strategy................................................................................7
         Regulation.......................................................................................8
         Employees........................................................................................9

Item 2 - Properties.......................................................................................9

Item 3 - Legal Proceedings................................................................................9

Item 4 - Submission of Matters to a Vote of Security Holders..............................................9

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters............................10

         Dividends........................................................................................10
         Stockholder Rights Plan..........................................................................10

Item 6 - Selected Financial Data..........................................................................12

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations............14

Item 7A - Quantitative and Qualitative Disclosures About Market Risk......................................23

Item 8 - Financial Statements and Supplementary Data......................................................23

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.............23

Item 10 - Directors and Officers of the Registrant........................................................23

Item 11 - Executive Compensation..........................................................................24

Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................24

Item 13 - Certain Relationships and Related Transactions..................................................24

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................24

----------------------

         As used herein (unless the context otherwise requires) "LodgeNet", the "Company" and/or the "Registrant" mean LodgeNet Entertainment Corporation and its consolidated subsidiaries.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW

         LodgeNet is an interactive services provider specializing in the delivery of interactive television and Internet access services to the lodging industry. Utilizing broadband technology, the Company provides services throughout the United States, Canada and select international markets. These services include on-demand movies, music and music videos, Nintendo(R) video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public. LodgeNet currently provides service to 806,100 rooms in more than 5,100 hotel properties. The Company has installed its interactive television system in more than 725,000 of those rooms, which host more than 250 million guests on an annual basis.

         The Company's interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, network-based Nintendo video games, music and music videos, Internet-enhanced television (which does not require a laptop for access), and high-speed Internet access services (referred to by the Company as Guest Pay interactive services). Service packages may also include satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge (referred to by the Company as free-to-guest services). The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah's Casino Hotels, Omni, Delta Hotels and Resorts, Outrigger, La Quinta Inns, Wingate, Homewood Suites, Hampton Inns and Red Roof Inns, as well as many individual properties using the Marriott, Holiday Inn, Inter-Continental, Prince, Radisson, Westin and other trade names.

         The growth in revenue and operating cash flow that the Company has experienced over the past five years has primarily resulted from the rapid expansion of the number of rooms installed with the Company's services. During this period, the number of hotel rooms receiving the Company's Guest Pay services has grown from 400,000 at the end of 1996 to more than 725,000 as of December 31, 2000.

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

         The Company delivers its interactive television and Internet access services through a system which it has designed. The system, which it refers to as B-LAN(R), has the ability to transmit more information and images than was commonly possible just a few years ago, because it utilizes greater transmittal capacity, commonly referred to as bandwidth. The system is also referred to as a local area network because it ties together numerous hotel rooms to a server located in the hotel. Because the Company's system is based on the UNIX operating system, the Company can upgrade its software to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable. The Company believes the flexibility of its system has enabled it to provide innovative and creative interactive offerings to the lodging industry, including:

         - being the first in its industry to offer on demand movies (as compared to scheduled movies that can only be watched at predetermined times) in 100% of guest rooms with Company provided services,

         - being the first in its industry to install and then widely deploy network-based video games,

         - being the first in its industry to utilize and then deploy in 100% of guest rooms with Company provided services, menus which use images rather than text to display movies, video games and other interactive services available to guests,

         - integrating technology that enables hotel guests to access and navigate the Internet and Internet-sourced entertainment and information through guest room televisions, and

         - integrating technology that allows the Company to cost-effectively provide high-speed Internet access (at up to 50 times the speed of conventional modems) to hotel guest rooms, hotel business conference rooms and other hotel meeting spaces.

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

MARKETS AND CUSTOMERS

         LARGE HOTEL MARKET. Historically, the Company's primary market for its services has been large hotels with over 150 rooms located in metropolitan areas in the U.S. and Canada. Based on industry sources, the Company estimates that this market segment contains approximately 1.7 million rooms. The Company currently provides its services to large hotels that are generally part of chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Omni, Radisson, Harrah's Casino Hotels, Delta Hotels and Resorts, Outrigger, Holiday Inn, Inter-Continental, Prince, Westin and Marriott. No single contract represented greater than 10% of the Company's revenue for the year ended December 31, 2000.

          MID-SIZE HOTEL MARKET. In 1995, LodgeNet redesigned its interactive system, enabling the Company to deliver on-demand movies and network-based video games more cost-effectively to mid-size hotels. Since 1995, the Company has also been targeting mid-size hotels of 75 to 150 rooms as part of its marketing strategy and has added more than 198,000 rooms to its room base from mid-size hotels. Based on industry sources, the Company estimates that this market segment contains approximately 1.4 million rooms, and has historically been underserved by the Company's industry because smaller average property sizes generally lack economies of scale. The mid-size hotel segment represents a large and attractive market for the Company's services that generates financial returns that meet or exceed those achieved in larger hotels.

          FREE-TO-GUEST MARKET. Some form of free-to-guest television service is available to almost all of the approximately 3.9 million hotel rooms in the United States. Free-to-guest television service typically involves a package of basic and premium programming which the hotel purchases and provides at no charge to its guests. These services can be purchased on a stand-alone basis or as part of a package which includes Guest Pay interactive services.

         INTERNATIONAL MARKET. The Company also provides services in other select international countries, primarily countries located in Central and South America, through licensing arrangements with established entities in these countries. Under the arrangements, the Company does not provide any capital investment. Instead, the Company sells equipment and licenses its interactive architecture and technologies to the licensee and receives a royalty based on gross revenue. Financial information related to the Company's geographic operations is included in the Company's consolidated financial statements.

SERVICES AND PRODUCTS

         GUEST PAY INTERACTIVE SERVICES. The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, per-play or per-day basis. The high-speed, two-way digital communications design of the Company's broadband system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based Nintendo video games, Internet-enhanced television and high-speed Internet access services. Guest Pay packages may also include satellite-delivered basic and premium cable television programming which are paid for by the hotel and provided to guests free of charge, and other interactive services such as review of room charges and video checkout, guest surveying, advertising and merchandising services.

         Guest Pay interactive services include in-room television viewing of recently released major motion pictures and independent films for which a hotel guest pays on a per-view basis. The Company's on-demand movie system allows guests to choose from an expanded menu of video selections and individually start the selected video at their convenience rather than restricting them to a predetermined start time. It has been the Company's experience that rooms having the on-demand format generate significantly greater movie revenues than comparable rooms having only the pre-scheduled format. As of December 31, 2000, the Company served over 725,000 Guest Pay rooms, of which 100% featured the Company's interactive on-demand system. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns. The system also enables hotel owners to broadcast informational and promotional messages.

         In May 1993, the Company entered into a non-exclusive license agreement with Nintendo to provide hotels with a network-based Nintendo video game playing system. In May 1998, this agreement was revised and extended for ten years. Pursuant to this extended agreement, Nintendo provides the Company with access to its Nintendo N64 video system and games. The Company uses its broadband system architecture to allow guests to play the video games over the hotel's master antenna television system. Hotel guests are charged a fee based on the amount of time they play the video games. The Company had over 697,000 rooms installed with the Nintendo video game systems as of December 31, 2000.

         The revenues generated from Guest Pay interactive services at any given property are dependent upon a number of factors: (i) the occupancy rate at the property; (ii) the "buy rate" or percentage of occupied rooms that purchase a movie, video game, Internet access or other interactive service offered at the property; and (iii) the price of the movie, video game, Internet access or other interactive service purchased by the hotel guest. For example, a property installed with the Company's interactive system with a 68% occupancy rate, a buy rate of 10% and an $8.95 movie price will generate an average of approximately $18.50 of gross movie revenue per installed room per month, plus additional gross revenues of $4.00 per month from video games, free-to-guest and other interactive services, resulting in total gross revenue per room per month of $22.50, assuming an average of 30.4 days in the month. Occupancy rates vary by property based on the property's competitive position within its marketplace, over time based on seasonal factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns. Buy rates generally reflect the hotel's guest mix profile, the popularity of the available programming and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. The price charged for each programming option is established by the Company and is set based on the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title by title basis and may be higher in some locations and for certain highly popular titles.

         The cost of installing the Company's interactive system in a hotel varies depending on the size of the hotel property and the configuration of the interactive system being installed. The average installed cost of an interactive system that includes on-demand movies, video games and general interactive services capabilities is currently approximately $360 per room. The installation of Internet access on television capabilities generally adds $60 to $80 more per room. Installation costs include equipment that is located in one location within the hotel and controls the overall operation of the Company's system in each room (referred to by the Company as a headend location), in-room equipment and labor and overhead costs. In addition to hotel commissions and royalties paid to movie studios and other interactive content providers, operating costs of the Guest Pay interactive systems include system maintenance, preview tapes or discs, tape duplication, taxes, freight, insurance, personal property taxes, data line and Internet connectivity costs.

         Upon contract renewal or significant contract extension the Company typically invests from $75 to $175 per room, depending on the length of the extended contract period and the upgrade services installed.

         FREE-TO-GUEST AND OTHER SERVICES. In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Programming is delivered via satellite and distributed to guest rooms over the hotel's existing master antenna system. The hotel pays the Company a fixed monthly charge per room for each programming channel selected and provides these channels to its guests free of charge. Premium channels, such as HBO, Showtime and The Disney Channel, broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

         The Company also provides a variety of other services to its hotel customers including the sale of system equipment and service parts and labor. The Company believes that these services complement its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

         INNMEDIA, LLC. In October of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form and equally own a new broadband, interactive media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to the Company for distribution to Hilton and to other hotels installed with the Company's broadband, interactive system. InnMedia will report the operations of these activities and will pay LodgeNet a fee for use of LodgeNet's system.

         RESIDENTIAL SERVICES. In 1996 the Company formed ResNet Communications, Inc. to extend delivery of the Company's services to the multi-family dwelling market. In July 1998, the Company decided to merge ResNet into a larger, independent entity. Beginning on November 30, 1998, the closing date for the merger transaction, ResNet ceased to be a majority-owned subsidiary of the Company. The Company received an approximate 30% equity interest in Global Interactive Communications Corporation, the successor to ResNet, as a result of the merger. The Company is not actively involved in the business activities of Global.

OPERATIONS

         CONTRACTS. The Company provides its Guest Pay interactive services under contracts with lodging properties that generally run for a term of five to seven years. During the five years ended December 31, 2000, the average initial term of new guest pay contracts exceeded six years. The Company's contracts generally provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set prices, and allow the Company to terminate the contract and remove its systems if the results of operation of the Company's system installed at the hotel do not meet the Company's return on investment criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, the Company installs its system into the hotel free of charge and retains ownership of all equipment utilized in providing its services. The terms contained in the contracts with corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. Typically, the hotel provides and owns the television set installed in the guest room; however, the Company in some cases provides televisions incorporating the Company's integrated guest pay terminal units to hotels which meet certain economic criteria. For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges, coincident with the collection of room and other charges made by the hotel guest, and the hotel remits monthly to the Company. The hotels retain a commission from such charges, which varies depending on the size and profitability of the system and other factors. The Company generally seeks to extend and renew hotel contracts in advance of their expiration on substantially similar terms. The average remaining life of the Company's current Guest Pay interactive contracts is approximately four years with less than 11% of these contracts coming up for renewal before 2002.

         TECHNOLOGY, PRODUCT DEVELOPMENT AND PATENTS. The Company designs and develops high quality interactive, multimedia entertainment and information systems. Because such systems utilize an open architecture, UNIX-based platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive system incorporates the Company's scaleable proprietary broadband local area network system architecture with commercially manufactured, readily available electronic and computer components and hardware.

         The Company's broadband system architecture utilizes the Company's proprietary, two-way digital communications design to process and respond to input commands from the viewer very rapidly. This capability enables the Company to provide sophisticated interactive television services such as on-demand movies, network-based Nintendo video games, Internet-enhanced television, high-speed Internet access, and a variety of other interactive services such as review of room charges and video checkout, guest surveying, advertising and shopping services.

         The Company's Guest Pay interactive systems consist of equipment located within the guest room connected via a local-area cable distribution network to a headend located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held remote television control and a video game controller. In-room equipment may also include an infrared computer keyboard and a desktop device which provides a high-speed Internet connection. Movie programming originates from the system headend and is transmitted to individual rooms over the hotel's master antenna system. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using the Company's proprietary high-speed communications infrastructure and the video and other signals are transmitted to the guest room over the hotel's master antenna system. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also automatically records purchase transactions and billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill.

         It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company owns eight United States patents and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company's interactive multimedia systems. The Company also licenses industry related technology from third parties.

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

         SALES AND MARKETING. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing the Company's Guest Pay interactive services to the hotel guest. The Company's sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company's headquarters.

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

         INSTALLATION AND SERVICE OPERATIONS. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company emphasizes the use of Company-employed installation and service personnel residing in 23 locations throughout the United States and Canada, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's service organization has responsibility for approximately 87% of the Guest Pay interactive hotel rooms served by the Company. Service personnel are responsible for all preventive and corrective systems maintenance. The Company's installation personnel prepare engineering surveys at each particular hotel, install the Company's systems, train the hotel staff to operate the systems and perform quality control tests.

         The Company maintains a toll-free customer support hot line, "Tech-Connect," which is monitored 24 hours a day, 365 days a year by trained support technicians. The on-line diagnostic capability of the Company's systems enables the Company to identify and resolve a majority of reported system malfunctions from the Company's service control center without visiting the hotel property. When a service visit is required, the modular design of the Company's systems permits installation and service personnel to replace only those components which are defective at the hotel site.

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

         The Company obtains its basic and premium cable television programming pursuant to multiyear license agreements generally containing automatic renewal provisions and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms. In January 2000, the Company entered into a multi-year agreement with DIRECTV, Inc. to make available DIRECTV(R) programming to the properties it services.

         SYSTEMS PRODUCTION GROUP AND EQUIPMENT SUPPLIERS. The Company contracts directly with various electronics firms for the manufacture and assembly of certain of its systems hardware, the design of which is controlled by the Company. The Company has found these suppliers to be dependable and generally able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company's systems are standard commercial products, such as computers, video cassette players, modulators and amplifiers that are available from multiple sources. The Company believes its anticipated growth can be accommodated through existing suppliers.


COMPETITION

         Based on the number of hotel rooms served, the Company is the second largest provider of interactive television services to the lodging industry, currently serving over 825,000 hotel rooms. The Company's largest competitor is On Command Corporation ("OCC"), the successor corporation resulting from the 1996 merger of SpectraVision, Inc. and On Command Video Corporation. Based upon publicly available information, the Company estimates that OCC currently serves approximately 977,000 hotel rooms. The Company also competes with Hospitality Networks, SeaChange, AOL Time Warner, Cox Cable and InRoomVideo among others. With regard to high-speed Internet connectivity, the Company also competes with CAIS Internet, STSN and many others.

         There are also a number of potential competitors that could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including franchised and wireless cable operators, telecommunications companies, Internet service and digital broadcast service providers. Some of these potential competitors are already providing free-to-guest or Internet-related services to the lodging industry and have announced plans to offer guest pay services. Some of these companies may have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company's broadband local area network system architecture. To respond to competition, the Company will need to continue to enhance its in-room entertainment systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

         Competition with respect to new hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are: (i) the features and benefits of the entertainment systems; (ii) the quality of the vendor's technical support and maintenance services; (iii) the financial terms and conditions of the proposed contract (including commissions to the hotel); and (iv) the ability to complete system installation in a timely and efficient manner. In addition, with respect to hotel properties already receiving in-room entertainment services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.

         The Company believes that its competitive advantages include: (i) its broadband local area network system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies, Internet-enhanced television, high speed Internet connectivity and network-based Nintendo video games; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies and services as they become commercially available and economically viable; (iii) high quality customer support and field service operations; and (iv) an experienced management team and well-trained professional sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

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

         While the Company believes that its broadband local area network system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company's system. In order to broaden its market opportunities, the Company over time has redesigned its system to permit the delivery of on-demand movies and network-based video games to mid-size hotels of 75 to 150 rooms, a market segment the Company believes has been historically under-served by guest pay providers. There can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

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

BUSINESS STRATEGY

         CONTINUE TO EXPAND THE COMPANY'S ROOM BASE. Within the Company's target market of hotels with 75 or more rooms, the Company believes substantial opportunity exists for continued, selective growth in its Guest Pay interactive room base. The Company estimates that 350,000 rooms are presently not served by any guest pay vendor and fit its target economic profile. The Company believes that the cost-effective and flexible design of its scaleable interactive television system, together with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand its interactive room base pursuant to long term contracts. Internationally, the Company intends to continue to expand into selected countries in Asia and Latin America and other regions through licensing agreements with established entities in these countries.

         INCREASE ROOM REVENUES THROUGH EXPANSION OF INTERACTIVE SERVICES. Having successfully transitioned 100% of its Guest Pay room base to its interactive television platform, the Company plans to continue to increase the revenue it realizes from each Guest Pay interactive room by expanding and enhancing the scope of its interactive television programming and, through its relationship with InnMedia LLC, adding Internet on television based services to its installed base. The Company intends to continue offering on-demand movies, Nintendo N64 video games and digital music services in all new Guest Pay interactive rooms. It also plans to upgrade selected existing systems to provide digital movies, digital music, N64 games and Interaction television services.

         In addition to its television-based Internet product development activities, the Company has also been focused on integrating technology into its interactive offering which would allow hotel guests with laptop computers to connect to the Internet (without changing their system configurations) at access speeds up to 50 times faster than conventional modems, while bypassing the hotel's telephone system. The high-speed Internet access service can be installed into a hotel's business conference rooms, other hotel meeting rooms and public space, as well as at the desktop within the guest room. The Company believes that this "managed connectivity" service may represent a significant opportunity to generate additional new interactive revenues from usage fees charged to guests who utilize the service or from hotels which want to provide the service as an amenity to their guests. The Company believes that its high-speed Internet services attractively complement its existing interactive service offerings. This combination of Internet services and interactive television capabilities, coupled with its broad presence in the United States and Canada, makes the Company a convenient, single-source from which hotels can obtain the complete range of interactive television and Internet services.

         CONTINUE TO INCREASE OPERATING MARGINS. Complementing the Company's growth objective is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. Over the past five years, the Company has reduced per-room operating costs as it spread its expenses related to corporate overhead and operating infrastructure over a larger base of installed rooms, as well as a broader range of revenue generating sources. The Company believes that further efficiencies can be achieved as it continues to expand the number of installed rooms and the scope of its interactive television and Internet access offerings.

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

         CABLE TELEVISION REGULATION. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act, governs the regulation of cable systems. The law defines a "cable system" as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel and those systems do not use public rights-of-way. Thus, with respect to its private guest services operations, the Company is not required to comply with many of the FCC's rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

         As a multichannel video programming distributor, however, the Company is subject to various provisions of the Communications Act. These include laws and regulations that benefit the Company, such as provisions that ensure the Company access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject the Company to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signals over the Company's systems.

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

EMPLOYEES

         As of December 31, 2000, the Company had 769 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

         The Company leases 23 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and include one location in Canada. Each of these facilities occupies less than 3,500 square feet.

         The Company's headquarters, including its distribution center and principal executive offices, is located in Sioux Falls, South Dakota. The facility occupies approximately 228,500 square feet including approximately 126,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The opening of the facility in 1997 allowed the Company to consolidate all of its local operations into a single, multipurpose facility which is designed to enhance operational efficiency and to facilitate any necessary future expansion needs of the Company. The Company believes that its facility is sufficient to accommodate its foreseeable local operational space requirements.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of its initial public offering. As of March 23, 2001 there were outstanding 12,212,439 shares of the Company's Common Stock.

         The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.


           Quarter Ended                High           Low
           -----------------------    ----------    ----------
           March 31, 1999                $ 9.00        $ 6.25
           June 30, 1999                  13.93          5.75
           September 30, 1999             14.75         10.50
           December 31, 1999              25.12         12.00

           March 31, 2000                 26.75         18.56
           June 30, 2000                  27.25         17.50
           September 30, 2000             29.25         21.13
           December 31, 2000              29.00         11.88

         On March 23, 2001, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $14.00. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 23, 2001 there were 133 stockholders of record of the Company with approximately 87% of the shares held in "street name". The Company estimates that as of March 23, 2001 there were more than 2,500 stockholders of the Company.

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

STOCKHOLDER RIGHTS PLAN

         On February 28, 1997, the Company adopted a stockholder rights plan. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for the Company is received that is either inadequate or not in the best interest of all stockholders.

          Under the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on March 10, 1997. Each right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of a new series of Series A Participating Preferred Stock, at a price of $60.00.

         Initially, the rights are "attached" to the common stock and trade with the common stock. They separate from the common stock if a person or group acquires 15% or more of the outstanding shares of common stock or a public announcement of a tender offer or exchange offer is made which would result in someone becoming the owner of 15% or more of the outstanding common stock. Following a separation, the rights become exercisable, are separately tradable and the Company will mail separate rights certificates to stockholders.

         The rights expire on the earliest of February 28, 2007, the date of the consummation of a merger with a person who acquired common stock with the approval of the Board of Directors or the redemption of the rights by the Company.

         The number of rights are adjusted to prevent dilution in the event of a stock split or stock dividend. The purchase price, and the number of shares of preferred stock issuable upon exercise of the rights, are also adjusted for stock splits and dividends, as well as for other events, including the issuance of preferred stock at less than the market price or the distribution of Company assets to preferred stockholders.

         If the Company is acquired without the approval of the directors who are neither officers of the Company nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 15% of the common stock of the Company without such approval, the rights become exercisable for common stock with a market value of two times the exercise price

         Prior to a 15% acquisition or the expiration of the rights, the Company may redeem the rights at a price of $.01 per right. The rights are also redeemable in connection with a merger or other similar transaction not involving a 15% acquirer or if the acquier has acquired less than 15% and there are no other acquirers.

         In addition, the Board of Directors may, after a 15% acquisition (but less than a 50% acquisition), exchange the rights for shares of common stock on a one for one basis or for cash or other assets or securities of the Company.

         If issued, the preferred stock will be nonredeemable and junior to any other series of preferred stock the Company may issue, but will have a preferential quarterly dividend equal to 1,000 times the dividend, if any, declared on each share of common stock, but not less than $25.00 and, in the event of liquidation of the Company, a preferred liquidation preference equal to the greater of $1,000 or 1,000 times the payment per share of common stock. Each share of preferred stock will have 1,000 votes and will vote together with the common stock.

         Until a right is exercised, the holder will have no rights as a stockholder of the Company. The Company and the rights agent have broad discretion to amend the Rights Agreement governing the rights; however, following a separation, no amendment may adversely affect the rights holders.

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


                                                                       YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                             1996              1997             1998              1999             2000
                                         --------------    --------------   --------------    --------------   --------------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Guest Pay                                 $ 84,504         $ 116,276        $ 146,481         $ 169,850        $ 186,718
   Other                                       13,217            19,434           19,870            11,422           10,099
                                         --------------    --------------   --------------    --------------   --------------
      Total revenue                            97,721           135,710          166,351           181,272          196,817
Direct costs                                   44,379            58,512           74,008            78,490           82,450
                                         --------------    --------------   --------------    --------------   --------------
Gross profit                                   53,342            77,198           92,343           102,782          114,367
Operating expenses                             58,428            85,262          102,282           103,460          112,073
                                         --------------    --------------   --------------    --------------   --------------
Operating income (loss)                        (5,086)           (8,064)          (9,939)             (678)           2,294
Gain on sale of investments                        --                --               --            14,739               --
Investment losses                                  --                --           (6,550)          (24,323)         (13,593)
Interest expense                               (8,551)          (18,837)         (23,261)          (27,210)         (27,809)
Interest income                                   308             1,836              213             1,414              419
                                         --------------    --------------   --------------    --------------   --------------
Loss before income taxes, extraordinary
  loss and cumulative effect of
  accounting change                           (13,329)          (26,065)         (39,537)          (36,058)         (38,689)
Provision for income taxes                        (28)             (344)            (375)             (370)            (325)
                                         --------------    --------------   --------------    --------------   --------------
Loss before extraordinary loss and
  cumulative effect of accounting change      (13,357)          (25,409)         (39,912)          (36,428)         (39,014)
Extraordinary loss (1)                         (3,253)               --               --                --               --
Cumulative effect of accounting change
      (2)                                          --              (210)              --                --               --
                                         --------------    --------------   --------------    --------------   --------------
Net loss                                    $ (16,610)        $ (25,619)       $ (39,912)        $ (36,428)       $ (39,014)
                                         ==============    ==============   ==============    ==============   ==============

Per common share (basic and diluted):
    Loss before extraordinary loss and
     cumulative effect of accounting change   $ (1.40)          $ (2.25)         $ (3.45)          $ (3.05)         $ (3.21)
    Extraordinary loss                           (.34)               --               --                --               --
    Cumulative effect of accounting
     change                                        --              (.02)              --                --               --
                                         --------------    --------------   --------------    --------------   --------------
    Net loss                                  $ (1.74)          $ (2.27)         $ (3.45)          $ (3.05)         $ (3.21)
                                         ==============    ==============   ==============    ==============   ==============

OTHER DATA:
EBITDA (3)                                   $ 24,729          $ 35,696         $ 48,576          $ 60,100         $ 67,764
EBITDA margin (3)                               25.3%             26.3%            29.2%             33.2%            34.4%
Capital expenditures (4)                     $ 84,256         $ 104,377         $ 69,660          $ 51,226         $ 60,195
Depreciation and amortization                  29,815            43,760           55,215            60,778           65,470
Ratio of earnings to fixed charges (5)             --                --               --                --               --
Ratio of total long-term debt to
  EBITDA (3)                                     7.27x             5.14x            5.52x             4.71x            4.29x
Ratio of EBITDA to interest expense (3)          2.89x             1.90x            2.09x             2.21x            2.44x

OPERATING DATA:
Guest Pay rooms served (6)
   On-demand                                  358,842           484,070          581,893           661,691          725,075
   Scheduled                                   41,403            27,781           14,913                --               --
                                         --------------    --------------   --------------    --------------   --------------
      Total Guest Pay rooms                   400,245           511,851          596,806           661,691          725,075
                                         ==============    ==============   ==============    ==============   ==============

Rooms with Nintendo(R)game systems (6)        322,903           448,969          546,324           627,592          697,703
Rooms with Internet services (6)                   --                --               --            10,152           31,502
Free-to-guest rooms served (6)                294,882           341,030          384,324           399,046          405,977
Total rooms served (6) (7)                    516,348           613,407          703,325           761,509          806,112
Average monthly revenue per Guest Pay
      room:
   Movie revenue                              $ 18.38           $ 17.86          $ 18.44           $ 18.62           $18.19
   Other interactive service revenue             2.93              3.28             3.62              3.85             4.27
                                         --------------    --------------   --------------    --------------   --------------
      Total                                    $21.31           $ 21.14          $ 22.06           $ 22.47           $22.46
                                         ==============    ==============   ==============    ==============   ==============


                                                                       AS OF DECEMBER 31,
                                                    ---------------------------------------------------------
                                                      1996        1997       1998       1999        2000
                                                      ----        ----       ----       ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents                            $ 86,177     $ 1,021    $ 5,240    $ 1,644     $ 4,059
Total assets                                          279,768     260,294    306,030    305,275     281,605
Total long-term debt                                  179,658     183,396    268,093    282,990     290,659
Total stockholders' equity (deficit)                   75,552      49,579     11,774     (5,504)    (36,426)


                                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                      1996        1997       1998       1999        2000
                                                      ----        ----       ----       ----        ----
STATEMENT OF CASH FLOWS DATA:
Cash provided by operating activities                 $ 9,562    $ 16,653   $ 13,243   $ 40,782    $ 41,180
Cash used for investing activities                    (78,860)   (104,377)   (77,578)   (55,445)    (50,248)
Cash provided by financing activities                 153,129       2,610     68,608     11,030      11,510



(1)      Loss on early redemption of debt.

(2) Represents a charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs.

(3) EBITDA consists of earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

(4) Presented as cash used for property and equipment additions and business acquisitions as reported in the Statement of Cash Flows.

(5) Earnings is defined as net loss before income taxes, extraordinary items and fixed charges, except where capitalized. Fixed charges is defined as the portion of rental expense under operating leases representing interest, and interest, including amortization of debt expense, whether expensed or capitalized. Earnings were insufficient to cover fixed charges for the years ended December 31 by: 1996 -- $(13,329); 1997 -- $(25,065); 1998 -- $(38,799); 1999 -- $(36,058); and
         2000 -- $(38,689).

(6)      At end of year.

(7) Total rooms served include those rooms receiving one or more of the Company's services, including rooms served by international licensees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS IN ITEM 1, INCLUDING CERTAIN STATEMENTS UNDER THE HEADINGS "OVERVIEW", "BUSINESS STRATEGY", "STRATEGIC INITIATIVES", "SERVICES AND PRODUCTS", "OPERATIONS", "COMPETITION" AND "REGULATION", IN ITEM 3 UNDER THE HEADING "LEGAL PROCEEDINGS", AND IN ITEM 7 UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS". WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES," "NO ASSURANCE" AND SIMILAR EXPRESSIONS AND STATEMENTS WHICH ARE MADE IN THE FUTURE TENSE, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE RISKS AND UNCERTAINTIES DISCUSSED IN THE FOREGOING SECTIONS, SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE IMPACT OF COMPETITION AND CHANGES TO THE COMPETITIVE ENVIRONMENT FOR THE COMPANY'S PRODUCTS AND SERVICES, CHANGES IN TECHNOLOGY, RELIANCE ON STRATEGIC PARTNERS, UNCERTAINTY OF LITIGATION, CHANGES IN GOVERNMENT REGULATION AND OTHER FACTORS DETAILED, FROM TIME TO TIME, IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE HEREIN.

OVERVIEW

         LodgeNet is a broadband, interactive services provider specializing in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, network-based Nintendo(R) video games, Internet enhanced television, and high-speed Internet access services. Guest Pay packages may also include additional services such as satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge. The growth that the Company has experienced has principally resulted from its rapid expansion of Guest Pay interactive services.

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

         The Company installed its systems in the following number of rooms, net of de-installations, during the years ended December 31:


                                            1998             1999          2000
                                       ------------     ------------    ------------
Guest Pay interactive rooms                 84,955           64,885          63,384
Nintendo video game rooms                   97,355           81,268          70,111
Internet services rooms                         --           10,152          21,350

         The net room installations represent increases of 16.6%, 10.9%, and 9.6%, respectively for Guest Pay interactive rooms and 21.7%, 14.9%, and 11.2%, respectively, for Nintendo video game rooms. De-installation activity is generally less than 2% of the installed number of rooms.

The Company's base of installed rooms was comprised as follows at December 31:


                                              1998                        1999                        2000
                                     -----------------------     -----------------------     ------------------------
                                       ROOMS           %           ROOMS           %
                                     -----------     -------     -----------     -------     -----------     --------
Guest Pay rooms:
   Scheduled                             14,913         2.5              --          --              --           --
   On-demand                            581,893        97.5         661,691       100.0         725,075        100.0
                                     -----------     -------     -----------     -------     -----------     --------
                                        596,806       100.0         661,691       100.0         725,075        100.0
Nintendo video game rooms               546,324                     627,592                     697,703
Internet services rooms                      --                      10,152                      31,502

         Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees, were as follows at December 31:


                                            1998             1999          2000
                                       ------------     ------------    ------------
Total rooms served                         703,325          761,509         806,112
                                       ============     ============    ============

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

         To meet the needs of its hotel customers related to the Company's service offerings, the Company provides a variety of other services to its hotel customers including the sale of system equipment and service parts and labor. Results from these services and free-to-guest services delivered to rooms not receiving Guest Pay interactive services are included in the "other" components of revenues and direct costs in the statements of operations.

         RESIDENTIAL SERVICES. Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC, were merged with two non-affiliated entities to form Global Interactive Communications Corporation ("GICC"). GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The ResNet business had sales of $5.4 million in 1998 and $2.7 million in 1997, which were included in the "other" component of revenues in the statements of operations.

         INNMEDIA LLC. During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to Hilton and other hotels using LodgeNet's broadband, interactive system. InnMedia will report the operations of these activities, of which LodgeNet and Hilton will equally share, and will pay LodgeNet a fee for use of LodgeNet's system. The arrangement includes $5 million financing commitments from both LodgeNet and Hilton to fund start-up and near-term operational costs. InnMedia is expected to begin delivery of content and services during the third quarter of 2001.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE ANALYSIS

         The Company's total revenue for 2000 increased 8.6%, or $15.5 million, in comparison to 1999. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:


                                           1999                            2000
                                ---------------------------     ---------------------------
                                                 PERCENT                         PERCENT
                                                 OF TOTAL                        OF TOTAL
                                  AMOUNT         REVENUES         AMOUNT         REVENUES
                                ------------    -----------     -----------     -----------
Revenues:
  Guest Pay                        $169,850           93.7        $186,718            94.9
  Other                              11,422            6.3          10,099             5.1
                                ------------    -----------     -----------     -----------
    Total                          $181,272          100.0        $196,817           100.0
                                ============    ===========     ===========     ===========

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive service revenue increased 9.9%, or $16.9 million, in 2000 as compared to 1999. This increase is primarily due to a 10.0% increase in the average number of installed Guest Pay rooms. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:


                                                              1999           2000
                                                           -----------    ------------
Average monthly revenue per room:
   Movie revenue                                              $ 18.62         $ 18.19
   Other interactive service revenue                             3.85            4.27
                                                           -----------    ------------
      Total per Guest Pay room                                $ 22.47         $ 22.46
                                                           ===========    ============

         Average movie revenue per room decreased 2.3% from 1999 due to a relatively less popular selection of major motion pictures during 2000 compared to the prior year. This factor contributed to a decline in the average buy rate of movies by hotel guests, which was partially offset by higher prices charged for movies and slightly higher hotel occupancy levels.

         Average other interactive service revenue per room increased 10.9% from the prior year. This increase was primarily due to (i) increased per room revenue from Internet services resulting from increased penetration of Internet services into Guest Pay rooms, an expanded selection of revenue generating Internet services, and increasing interest in Internet services from hotel guests; and (ii) increased revenue from cable television programming services resulting from decreased incentive credits granted to hotels and increases in the number of cable television programming channels supplied by hotels to their guests.

         OTHER. Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. The 11.6%, or $1.3 million, decrease in other revenue is primarily due to a $1.1 million decrease in revenue from free-to-guest services provided to hotels not receiving Guest Pay services. This was the result of a decline in the number of rooms receiving such services as the Company has chosen to not pursue the renewal of certain contracts as they expire, in certain cases where a technology upgrade (which would result in additional capital investment by the Company) is needed.

EXPENSE ANALYSIS

          DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:


                                   1999            2000
                                ------------    -----------
Direct costs:
   Guest Pay                       $ 70,632       $ 76,586
   Other                              7,858          5,864
                                ------------    -----------
                                   $ 78,490       $ 82,450
                                ============    ===========

Gross profit margin:
   Guest Pay                          58.4%          59.0%
   Other                              31.2%          41.9%
   Composite                          56.7%          58.1%

         Guest Pay interactive direct costs increased 8.4% to $76.6 million in 2000 from $70.6 million in the prior year. Since Guest Pay direct costs (primarily movie license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, such costs generally vary directly with revenue. As a percentage of Guest Pay interactive service revenue, direct costs decreased from 41.6% in 1999 to 41.0% in 2000. The resulting increase in the gross profit margin from 58.4% to 59.0% is primarily the result of:

     (i) decreased license fees relative to movie revenue due to an increase in sales of independent movies versus major motion pictures as the license fees for independent movies are significantly less than those charged for major motion pictures;

     (ii) decreased video game license fees as the structure for license fees with Nintendo is such that incremental rooms are incurring license fees at lower rates resulting in an overall lower rate as the Company adds rooms;

     (iii) decreased commissions paid to the hotel on video game sales as commission rates on the newer N64 game offering have been lower than those on the Super Nintendo product;

     (iv) decreased programming costs relative to cable television programming revenue due to more favorable programming rates resulting from the Company's conversion to DIRECTV from PRIMESTAR during 2000.

         These factors were partially offset by a shift in the mix of Guest Pay revenue from the higher margin revenue source of movies to the lower margin revenue source of cable television programming services.

         Direct costs associated with other revenue decreased $2.0 million or 25.4% in 2000 from the year earlier period, primarily due to the decrease in free-to-guest services provided to hotels not receiving Guest Pay services as described in the revenue analysis above. As a percentage of related revenues, other direct costs decreased to 58.1% of other revenue in 2000 versus 68.8% in 1999. The resulting increase in gross profit margin from 31.2% in 1999 to 41.9% in 2000 is due to (i) the benefit of one-time incentives of $800,000 earned from a vendor and (ii) a shift in the mix of other revenue to higher margin sources from the lower margin source of free-to-guest services.

         The Company's overall gross profit increased 11.3% in 2000 to $114.4 million on an 8.6% increase in revenue compared to 1999. The overall gross profit margin increased to 58.1% in 2000 from 56.7% in the prior year, reflecting the improved margin for both Guest Pay and other revenue as described above, and due to a shift in sales toward the more profitable Guest Pay interactive services (94.9% of total sales in 2000 compared to 93.7% in 1999) from other revenue sources.

OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                          1999                            2000
                                               ---------------------------     ---------------------------
                                                                PERCENT                         PERCENT
                                                                OF TOTAL                        OF TOTAL
                                                 AMOUNT         REVENUES         AMOUNT         REVENUES
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                           $ 24,908           13.7        $ 27,356            13.9
   Selling, general and administrative              17,774            9.8          19,247             9.8
   Depreciation and amortization                    60,778           33.6          65,470            33.3
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $103,460           57.1        $112,073            56.9
                                               ============    ===========     ===========     ===========

         Guest Pay operations expenses, consisting of costs directly related to the operation of systems at hotel sites, increased 9.8%, or $2.4 million, in 2000 from the prior year. This increase is primarily attributable to the 10.0% increase in average installed Guest Pay rooms in 2000 as compared to 1999. Per average installed Guest Pay room, such expenses were $3.29 per month in 2000 compared to $3.30 per month in 1999.

         Selling, general and administrative expenses increased 8.3% to $19.2 million in 2000 from $17.8 million in 1999. This increase is primarily due to increased payroll and related expenses such as training, and increased advertising and facilities costs. As a percentage of revenue, SG&A expenses were 9.8% in 2000 and 1999.

         Depreciation and amortization expenses increased 7.7% to $65.5 million in 2000 from $60.8 million in the prior year. This increase is primarily attributable to the increase in the number of installed Guest Pay interactive rooms previously described, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year. As a percentage of revenue, depreciation and amortization expenses decreased to 33.3% in 2000 from 33.5% in 1999.

         OPERATING INCOME (LOSS). The Company generated operating income of $2.3 million compared to an operating loss of $678,000 in 1999, primarily due to increased revenue from Guest Pay interactive services and increased gross profit margin, as described above.

         GAIN ON SALES OF INVESTMENTS. During the third quarter of 1999, the Company sold its interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet, for approximately $9.0 million. The transaction resulted in a $7.1 million gain.

         In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock which were subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain of $7.6 million during the fourth quarter of 1999.

         INVESTMENT LOSSES. Global Interactive Communications Corporation - as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's net loss for 1998 was $738,000. For the first six months of 1999, the Company recorded equity losses totaling $3.2 million. Beginning with the third quarter of 1999, the Company began using the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. The Company periodically reviews its remaining investment in GICC for realization and recognizes write-downs if estimated proceeds from GICC's asset sales are not expected to exceed the Company's recorded investment balance. During 1999, write-downs totaling $18.8 million were recorded to write-down the investment in GICC to estimated fair value. During the fourth quarter of 2000, a $4.2 million write-down was recorded to reduce the investment to its estimated fair value of $3.5 million.

         Across Media Networks - Prior to the sale of AMN as described above, the Company recorded equity losses of $2.2 million in 1999 related to this investment.

         Marketable Securities - During the fourth quarter of 2000, the Company recorded losses on its investment in CMGI common stock (described above related to the sale of 1stUp.com) of $6.4 million reflecting a market value decline in the securities, which was deemed to be permanent. The recorded value of this investment was $1.4 million as of December 31, 2000.

         InnMedia LLC - As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $3.0 million during the fourth quarter. A significant portion of these losses represent one-time start-up and organizational-type costs.

         INTEREST EXPENSE. Interest expense increased to $27.8 million in 2000 from $27.2 million in 1999 due to increases in long-term debt to fund the Company's continuing expansion of its business. The average principal amount of long-term debt outstanding during 2000 was approximately $282 million (at a weighted average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $273 million (at a weighted average interest rate of approximately 10.0%) during 1999.

         INTEREST INCOME. Interest income decreased to $419,000 in 2000 from $1.4 million in 1999 due to decreased loans to unconsolidated affiliates.

         EBITDA. EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 12.8% to $67.8 million in 2000 as compared to $60.1 million in 1999. This increase is primarily due to a 10.0% increase in the average number of installed rooms receiving Guest Pay interactive services and the related increase in Guest Pay revenue, as well as increased gross profit earned on Guest Pay revenue and other revenue as described above. As a percentage of total revenue, EBITDA increased to 34.4% in 2000 as compared to 33.2% in 1999.

         EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE ANALYSIS

         The Company's total revenue for 1999 increased 9.0%, or $14.9 million, in comparison to 1998. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:


                                           1998                            1999
                                ---------------------------     ---------------------------
                                                 PERCENT                         PERCENT
                                                 OF TOTAL                        OF TOTAL
                                  AMOUNT         REVENUES         AMOUNT         REVENUES
                                ------------    -----------     -----------     -----------
Revenues:
  Guest Pay                        $146,481           88.1        $169,850            93.7
  Other                              19,870           11.9          11,422             6.3
                                ------------    -----------     -----------     -----------
    Total                          $166,351          100.0        $181,272           100.0
                                ============    ===========     ===========     ===========

         GUEST PAY INTERACTIVE SERVICES. Guest Pay interactive service revenue increased 16.0%, or $23.4 million, in 1999 as compared to 1998. This increase is attributable to a 13.8% increase in the average number of installed Guest Pay rooms and to a 1.9% increase in average monthly revenue per Guest Pay room. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:


                                                              1998           1999
                                                           -----------    ------------
Average monthly revenue per room:
   Movie revenue                                              $ 18.44         $ 18.62
   Other interactive service revenue                             3.62            3.85
                                                           -----------    ------------
      Total per Guest Pay room                                $ 22.06         $ 22.47
                                                           ===========    ============

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

         OTHER. The decrease in other revenue in 1999 from the prior year of $8.5 million, or 42.5%, is primarily due to the $5.4 million of revenue generated by ResNet in 1998. In addition, sales declines were experienced with free-to-guest services and sales of system equipment and service parts.

 EXPENSE ANALYSIS

          DIRECT COSTS. The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:


                                   1998            1999
                                ------------    -----------
Direct costs:
   Guest Pay                       $ 60,538       $ 70,632
   Other                             13,470          7,858
                                ------------    -----------
                                   $ 74,008       $ 78,490
                                ============    ===========

Gross profit margin:
   Guest Pay                          58.7%          58.4%
   Other                              32.2%          31.2%
   Composite                          55.5%          56.7%

         Guest Pay interactive direct costs increased 16.7% to $70.6 million in 1999 from $60.5 million in the prior year. Since Guest Pay direct costs (primarily movie license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, such costs generally vary directly with revenue. As a percentage of Guest Pay interactive service revenue, direct costs increased from 41.3% in 1998 to 41.6% in 1999. The resulting decrease in the gross profit margin from 58.7% to 58.4% is primarily the result of slightly higher license fees for movies and video games.

         Direct costs associated with other revenue decreased $5.6 million or 41.7% in 1999 from the year earlier period. This decrease is primarily due to $2.4 million of direct costs incurred by ResNet in 1998 and the lower volume of sales of free-to-guest services and sales of system equipment and service parts, as previously described.

         The Company's overall gross profit increased 11.3% in 1999 to $102.8 million on a 9.0% increase in revenues compared to 1998. The overall gross profit margin increased to 56.7% in 1999 from 55.5% in the prior year, reflecting a shift in sales toward the more profitable Guest Pay interactive services (93.7% of total sales in 1999 compared to 88.1% in 1998) from other sources of revenue.

         OPERATING EXPENSES. The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:


                                                          1998                            1999
                                               ---------------------------     ---------------------------
                                                                PERCENT                         PERCENT
                                                                OF TOTAL                        OF TOTAL
                                                 AMOUNT         REVENUES         AMOUNT         REVENUES
                                               ------------    -----------     -----------     -----------
Operating expenses:
   Guest Pay operations                           $ 25,167           15.1        $ 24,908            13.7
   Selling, general and administrative              18,600           11.2          17,774             9.8
   Restructuring and other charge                    3,300            2.0              --              --
   Depreciation and amortization                    55,215           33.2          60,778            33.6
                                               ------------    -----------     -----------     -----------
      Total operating expenses                    $102,282           61.5        $103,460            57.1
                                               ============    ===========     ===========     ===========

         Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Additionally, prior to the ResNet merger, costs incurred to operate the ResNet systems were included in Guest Pay operations. Such costs totaled $2.9 million in 1998. Excluding the expenses incurred to operate the systems at residential sites, expenses related to Guest Pay operations increased 12.0%, or $2.7 million, in 1999 from $22.2 million in the previous year. This increase is primarily attributable to the 13.8% increase in average installed Guest Pay rooms in 1999 as compared to 1998, partially offset by lower average operating and service expenses incurred on a per room basis. Per average installed Guest Pay room, such expenses were $3.30 per month in 1999 compared to $3.35 per month in 1998.

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

         Depreciation and amortization expenses increased 10.1% to $60.8 million in 1999 from $55.2 million in the prior year. Excluding ResNet depreciation and amortization expenses incurred during 1998 of $3.6 million, depreciation and amortization expense increased $9.2 million or 17.8%. This increase is primarily attributable to the increase in the number of installed Guest Pay interactive rooms previously described, as well as the associated software costs and other capitalized costs such as service vans, equipment and computers that are related to the increased number of rooms in service since the prior year. Additionally, increases in administrative and facility related assets contributed to the increased depreciation and amortization. As a percentage of revenue, excluding ResNet results in 1998, depreciation and amortization expenses increased to 33.6% from 32.1% in 1998.

         OPERATING LOSS. The Company's operating loss decreased to $678,000 in 1999 from $9.9 million in 1998. This is due to increased revenue from Guest Pay interactive services, improved gross profit margin, and lower Guest Pay operating and SG&A expenses, as described above.

         GAIN ON SALE OF INVESTMENTS. During the third quarter of 1999, the Company sold its interest in Across Media Networks, Inc. ("AMN") for approximately $9.0 million. The transaction resulted in a $7.1 million gain.

         In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock which are subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain of $7.6 million during the fourth quarter of 1999.

         INVESTMENT LOSSES. Prior to the sale of AMN as described above, the Company recorded equity losses of $5.8 million in 1998 and $2.2 million in 1999 related to this investment. Additionally, as previously described, the merger of ResNet with two other entities effective November 30, 1998 to form GICC resulted in the Company obtaining a 30% equity interest in GICC. The Company's portion of GICC's net loss for 1998 was $738,000. For the first six months of 1999, the Company recorded equity losses totaling $3.2 million. In addition, the Company recorded a $16.8 million charge in the second quarter of 1999 to write-down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company is using the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. During the fourth quarter of 1999, a $2.1 million charge was recorded to further write-down the investment in GICC to its current estimated fair value.

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

         EBITDA. EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 23.7% to $60.1 million in 1999 as compared to $48.6 million in 1998. This increase is primarily due to a 13.8% increase in the average number of installed rooms receiving Guest Pay interactive services and the related increase in Guest Pay revenue, as well as increased gross profit and lower Guest Pay operations and SG&A expenses, as described above. As a percentage of total revenue, EBITDA increased to 33.2% in 1999 as compared to 29.2% in 1998.

SEASONALITY

         The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. For 1999, capital expenditures were $51.2 million and net cash provided by operating activities was $40.8 million. For 2000, capital expenditures were $60.2 million and net cash provided by operating activities was $41.2 million. Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between $70 to $80 million in 2001, as contemplated under its 2001 business plan. The Company's cash requirements for 2001 are expected to include $21.6 million of payments for principal maturities of long-term debt. In addition, the Company has committed up to $5 million of financing to InnMedia LLC, of which the Company funded $1 million in the fourth quarter of 2000. The Company also has a $13.3 million net working capital deficit as of December 31, 2000.

         As of December 31, 2000, the Company has $41 million available for borrowing under its $75 million revolving credit facility. The Company believes that its operating cash flows and borrowings available under the revolving credit facility will be sufficient to fund the Company's future growth and financing obligations for approximately nine months, as contemplated under its 2001 business plan. The Company may increase the revolving credit facility to $100 million, subject to certain conditions.

         The Company is presently analyzing various sources to obtain additional long-term financing in addition to the revolving credit facility, and believes that such amounts will be obtained to support the Company's growth objectives. There can be no assurance that the Company will be able to obtain financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. Failure to obtain additional financing could result in the delay or abandonment of some or all of the Company's expansion plans, which would reduce the level of capital expenditures anticipated for 2001 as described above. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations and other factors.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         INTEREST. At December 31, 2000, the Company had debt totaling $290.7 million. The Company has interest rate swap arrangements covering debt with a notional amount of $109 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $281.7 million and variable rate debt of $9.0 million at December 31, 2000. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $26.6 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $90,000 assuming other variables remain constant.

         FOREIGN CURRENCY TRANSACTIONS. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred during 2000 to materially impact consolidated results of operations or financial condition.

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

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES -- Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2000 included herein.

(b) REPORTS ON FORM 8-K -- On October 18, 2000, the Company filed a Form 8-K reporting on the Company's agreement with Hilton Hotels Corporation.

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

10.2 Form of Agreement between the Company and each of David M. Bankers, John M. O'Haugherty and Steven D. Truckenmiller (1)

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

10.15 Form of Executive Severance Agreement between the Company and each of Tim C. Flynn, Scott C. Petersen, Jeffrey T. Weisner, John M. O'Haugherty, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (5)

10.16 Video Services Agreement by and among GE Capital-ResCom L.P. and ResNet Communications, Inc. and LodgeNet Entertainment Corporation dated as of February 9, 1996 (6)+

10.17 Amended and Restated Loan Agreement by and among LodgeNet Entertainment Corporation, the Banks Signatory thereto, National Westminster Bank Plc, as Agent for such Banks, and National Westminster bank of Canada, as an Issuing bank, dated December 19, 1996 (8)

10.18 Equipment Sales Agreement between ResNet Communications, Inc. and TCI Satellite Entertainment, Inc., dated as of October 21, 1996 (7)

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

10.31 Form of Employment Agreement between the Company and each of David M. Bankers, John M. O'Haugherty and Jeffrey T. Weisner (11)

10.32 Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 + (12)

10.33 Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000(12)

10.34    InnMedia LLC Operating Agreement effective as of October 9, 2000(12)


12.1     Statement of computation of ratios

21.1     Subsidiaries of the Company (13)

23.1     Consent of Independent Public Accountants

-----------------------

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

(3) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission, March 25, 1994.

(4) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Securities and Exchange Commission, August 14, 1995.

(5) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995.

(6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, April 1, 1996.

(7) Incorporated by Reference to TCI Satellite Entertainment, Inc.'s Amendment No. 1 to Registration Statement on the Company's Form 10 as filed with the Securities and Exchange Commission, October 29, 1996.

(8) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, March 17, 1997.

(9) Incorporated by Reference to the Company's Form 8-K as filed with the Securities and Exchange Commission, December 15, 1998.

(10) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, March 25, 1999.

(11) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission, August 13, 1999.

(12) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission, November 14, 2000.

(13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, March 25, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 29, 2001.

                                  LodgeNet Entertainment Corporation


                           By:    /s/ Scott C. Petersen,
                                  ---------------------------------------
                                  Scott C. Petersen,
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 29, 2001.


         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
/s/ Scott C. Petersen                       President, Chief Executive Officer          March 29, 2001
-----------------------------               and Chairman of the Board of
Scott C. Petersen                           Directors (Principal Executive Officer)


/s/ Gary H. Ritondaro                       Senior Vice President                       March 29, 2001
-----------------------------               Chief Financial Officer
Gary H. Ritondaro                           (Principal Financial
                                            Officer)


/s/ Ronald W. Pierce                        Vice President and Corporate                March 29, 2001
-----------------------------               Controller (Principal
Ronald W. Pierce                            Accounting Officer)


/s/ R. Douglas Bradbury                     Director                                    March 29, 2001
-----------------------------
R. Douglas Bradbury


/s/ Lawrence Flinn, Jr.                     Director                                    March 29, 2001
-----------------------------
Lawrence Flinn, Jr.


/s/ Richard R. Hylland                      Director                                    March 29, 2001
-----------------------------
Richard R. Hylland


/s/ R. F. Leyendecker                       Director                                    March 29, 2001
-----------------------------
R. F. Leyendecker

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
Report of Independent Public Accountants.................................................................. F - 2
Consolidated Balance Sheets as of December 31, 1999 and 2000.............................................. F - 3
Consolidated Statements of Operations -- Three Years Ended December 31, 2000...............................F - 4
Consolidated Statements of Stockholders' Equity (Deficit) -- Three Years Ended December 31, 2000...........F - 5
Consolidated Statements of Cash Flows -- Three Years Ended December 31, 2000...............................F - 6
Notes to Consolidated Financial Statements ................................................................F - 7

                          INDEX TO FINANCIAL SCHEDULES

Report of Independent Public Accountants on Schedule.......................................................F - 19
Schedule II -- Valuation and Qualifying Accounts...........................................................F - 20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To LodgeNet Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 9, 2001

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                         1999              2000
                                                                                     -------------     -------------
                                     Assets
Current assets:
   Cash and cash equivalents                                                              $ 1,644           $ 4,059
   Marketable securities                                                                   25,952             1,398
   Accounts receivable, net                                                                29,620            26,553
   Note receivable                                                                          7,060                --
   Prepaid expenses and other                                                               2,413             3,610
                                                                                     -------------     -------------
      Total current assets                                                                 66,689            35,620

Property and equipment, net                                                               204,334           224,927
Investments in and advances to unconsolidated affiliates                                   11,434             3,500
Debt issuance costs, net                                                                    8,710             7,121
Other assets, net                                                                          14,108            10,437
                                                                                     -------------     -------------
                                                                                        $ 305,275         $ 281,605
                                                                                     =============     =============

                     Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                                      $ 14,610          $ 12,671
   Current maturities of long-term debt                                                     5,915            21,563
   Accrued expenses and other                                                              10,643            11,988
   Deferred revenue                                                                         2,536             2,713
                                                                                     -------------     -------------
      Total current liabilities                                                            33,704            48,935

Long-term debt                                                                            277,075           269,096
                                                                                     -------------     -------------
   Total liabilities                                                                      310,779           318,031
                                                                                     -------------     -------------

Commitments and contingencies (Note 9)

Stockholders' deficit:
   Common stock, $.01 par value, 20,000,000 shares authorized; 11,970,852 and
      12,212,039 shares outstanding at December 31,
      1999 and 2000, respectively                                                             120               122
   Additional paid-in capital                                                             124,021           150,663
   Accumulated deficit                                                                   (146,967)         (185,981)
   Accumulated other comprehensive income (loss)                                           17,322            (1,230)
                                                                                     -------------     -------------
      Total stockholders' deficit                                                          (5,504)          (36,426)
                                                                                     -------------     -------------
                                                                                        $ 305,275         $ 281,605
                                                                                     =============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts, except per share amounts, in thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                       1998              1999              2000
                                                                   --------------    -------------     -------------
Revenues:
   Guest Pay                                                          $ 146,481         $ 169,850         $ 186,718
   Other                                                                 19,870            11,422            10,099
                                                                   --------------    -------------     -------------
      Total revenues                                                    166,351           181,272           196,817
                                                                   --------------    -------------     -------------

Direct costs:
   Guest Pay                                                             60,538            70,632            76,586
   Other                                                                 13,470             7,858             5,864
                                                                   --------------    -------------     -------------
      Total direct costs                                                 74,008            78,490            82,450
                                                                   --------------    -------------     -------------

Gross profit                                                             92,343           102,782           114,367
                                                                   --------------    -------------     -------------

Operating expenses:
   Guest Pay operations                                                  25,167            24,908            27,356
   Selling, general and administrative                                   18,600            17,774            19,247
   Restructuring and other charges (Note 3)                               3,300                --                --
   Depreciation and amortization                                         55,215            60,778            65,470
                                                                   --------------    -------------     -------------
      Total operating expenses                                          102,282           103,460           112,073
                                                                   --------------    -------------     -------------

Operating income (loss)                                                  (9,939)             (678)            2,294

Gain on sales of investments                                                 --            14,739                --
Investment losses                                                        (6,550)          (24,323)          (13,593)
Interest expense                                                        (23,261)          (27,210)          (27,809)
Interest income                                                             213             1,414               419
                                                                   --------------    -------------     -------------
Loss before income taxes                                                (39,537)          (36,058)          (38,689)
Provision for income taxes                                                 (375)             (370)             (325)
                                                                   --------------    -------------     -------------

Net loss                                                              $ (39,912)        $ (36,428)        $ (39,014)
                                                                   ==============    =============     =============

Per common share (basic and diluted):
   Net loss                                                             $ (3.45)         $ (3.05)          $ (3.21)
                                                                   ==============    =============     =============

Weighted average shares outstanding (basic and diluted)              11,579,457       11,948,660        12,145,109
                                                                   ==============    =============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (Dollar amounts in thousands)

                                                                                                        ACCUMULATED
                                             COMMON STOCK              ADDITIONAL                          OTHER
                                      ----------------------------      PAID-IN        ACCUMULATED      COMPREHENSIVE
                                        SHARES          AMOUNT          CAPITAL          DEFICIT        INCOME/(LOSS)      TOTAL
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1997             11,322,058          $ 113        $ 120,792         $ (70,627)         $ (699)       $ 49,579
   Common stock option activity           350,000              3            3,081                --              --           3,084
   Issuance of common stock               270,329              3              253                --              --             256
   Comprehensive loss:
       Net loss                                --             --               --           (39,912)             --
       Foreign currency
          translation adjustment               --             --               --                --            (813)
       Comprehensive loss                                                                                                   (40,725)
   Change of interest in
       subsidiary                              --             --             (420)               --              --            (420)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1998             11,942,387            119          123,706          (110,539)         (1,512)         11,774
   Issuance of common stock                12,141             --              158                --              --             158
   Common stock option activity            16,324              1              157                --              --             158
   Comprehensive loss:
       Net loss                                --             --               --           (36,428)             --
       Foreign currency
          translation adjustment               --             --               --                --             706
       Unrealized gain on
           marketable securities               --             --               --                --          18,128
       Comprehensive loss                                                                                                   (17,594)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 1999             11,970,852            120          124,021          (146,967)         17,322          (5,504)
   Common stock option activity           241,187              2            2,326              --                --           2,328
   Short-swing profits (Note 10)               --              --           2,468              --                --           2,468
   Warrants issued (Note 12)                   --              --          21,848              --                --          21,848
   Comprehensive loss:
       Net loss                                --              --              --           (39,014)             --
       Foreign currency
          translation adjustment               --              --              --              --              (424)
       Unrealized loss on
           marketable securities               --              --              --              --           (18,128)
       Comprehensive loss                                                                                                   (57,566)
                                      ------------    ------------    ------------    --------------    -------------    -----------
Balance, December 31, 2000             12,212,039          $ 122        $ 150,663        $ (185,981)       $ (1,230)      $ (36,426)
                                      ============    ============    ============    ==============    =============    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                             YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                     1998              1999              2000
                                                                 --------------    -------------     -------------
Operating activities:
   Net loss                                                        $  (39,912)       $  (36,428)       $  (39,014)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                    55,215            60,778            65,470
      Gain on sale of property and equipment                             (309)               --                --
      Gain on sales of investments                                         --           (14,739)               --
      Investment losses                                                 6,550            24,323            13,593
      Non-cash portion of restructuring charge                            840                --                --
      Change in operating assets and liabilities:
         Accounts receivable                                           (6,157)           (1,366)            3,011
         Prepaid expenses and other                                    (2,659)            3,811            (1,948)
         Accounts payable                                              (2,770)              886            (1,926)
         Accrued expenses and deferred revenue                          1,677             1,294               296
         Other                                                            768             2,223             1,698
                                                                 --------------    -------------     -------------
Net cash provided by operating activities                              13,243            40,782            41,180
                                                                 --------------    -------------     -------------

Investing activities:
   Property and equipment additions                                   (68,733)          (51,226)          (60,195)
   Proceeds from (investment in) affiliates                            (8,330)           (4,219)            2,747
   Proceeds from sale of investment                                        --                --             7,200
   Proceeds from sale of property and equipment                           412                --                --
   Business acquisitions                                                 (927)               --                --
                                                                 --------------    -------------     -------------
Net cash used for investing activities                                (77,578)          (55,445)          (50,248)
                                                                 --------------    -------------     -------------

Financing activities:
   Proceeds from long-term debt                                         1,000            75,000                --
   Repayment of long-term debt                                            (28)              (38)              (39)
   Payment of license rights liability                                 (5,461)           (4,954)           (5,294)
   Payment of capital lease obligations                                  (659)             (577)             (453)
   Borrowings under revolving credit facility                          73,500            35,500            23,000
   Repayments of revolving credit facility                                 --           (90,500)          (10,500)
   Debt issuance costs                                                     --            (3,559)               --
   Stock option activity                                                  256               158             2,328
   Short-swing profits (Note 10)                                           --                --             2,468
                                                                 --------------    -------------     -------------
Net cash provided by financing activities                              68,608            11,030            11,510
                                                                 --------------    -------------     -------------

Effect of exchange rates on cash                                          (54)               37               (27)
                                                                 --------------    -------------     -------------
Increase (decrease) in cash and cash equivalents                        4,219            (3,596)            2,415
Cash and cash equivalents at beginning of period                        1,021             5,240             1,644
                                                                 --------------    -------------     -------------
Cash and cash equivalents at end of period                            $ 5,240           $ 1,644           $ 4,059
                                                                 ==============    =============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

LodgeNet is a broadband, interactive services provider specializing in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. These services include on-demand movies, Nintendo video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

The Company's operating performance and outlook are strongly influenced by such factors as hotel occupancy levels and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

The rapid growth of the Company's business has and is expected to continue to require capital resources in excess of operating cash flows. The Company believes that its operating cash flows and borrowings available under its revolving credit facility will be sufficient to fund the Company's growth plans, as contemplated under its current business plan, for approximately nine months. The Company is currently seeking additional capital to support its growth plans in subsequent periods. Failure to obtain additional capital could result in the delay or abandonment of some or all of the Company's growth plans.

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

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

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

                                                 YEARS
                                              ------------
           Buildings                              30
           Guest Pay systems:
              System components                  5 - 7
              In-room equipment                  2 - 5
           Other equipment                       3 - 10

SOFTWARE DEVELOPMENT -- The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system's estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $2,405,000, $1,554,000 and $2,818,000 during the years ended December 31, 1998, 1999 and 2000, respectively, and amortization of such costs was $1,138,000, $1,178,000 and $1,445,000, respectively. The Company charged $252,000, $704,000, and $507,000 to operations for each of the years presented related to research and development activities.

REVENUE RECOGNITION -- In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000. Adoption of SAB 101 did not materially impact the Company's revenue recognition policies.

Revenue from the sale of interactive television services is recognized in the period the services are provided. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. Deferred revenue consists of advance billings for certain interactive television services that are recognized in the periods that services are provided.

CONCENTRATION OF CREDIT RISKS AND CUSTOMER DATA -- The Company derives virtually all of its revenue from entities in the lodging industry; however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $800,000 at December 31, 1999 and 2000. The provision for doubtful accounts was $848,000 in 1998, $441,000 in 1999, and $340,000 in 2000.

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

COMPREHENSIVE INCOME -- During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which is comprised of net loss, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities available for sale, in the consolidated statement of stockholders' equity.

EARNINGS PER SHARE COMPUTATION -- The Company follows SFAS No. 128, "Earnings Per Share" which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Weighted average options on 1,736,333, 1,710,796, and 1,912,991 shares of common stock and warrants on 480,000, 480,000, and 823,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

STOCK-BASED COMPENSATION -- The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with SFAS No. 123, is disclosed on a pro forma basis in Note 11.

STATEMENTS OF CASH FLOWS -- Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less. Cash paid for interest was $21,633,000, $27,081,000, and $27,879,000 during the years ended December 31, 1998, 1999, and 2000, respectively. Equipment acquired under capital lease arrangements totaled $885,000, $461,000, and $957,000 during the years ended December 31, 1998, 1999, and 2000, respectively. During 1998, non-cash activities included the acquisition of license rights valued at $15,709,000 in exchange for notes payable issued by the Company (see Note 9) and the issuance of 350,000 common shares valued at $3,084,000 as part of an acquisition completed during the year (see Note 3). During 2000, the Company issued 2.1 million stock purchase warrants valued at $21,848,000 to Hilton Hotels Corporation (Hilton) (see Note
12) to acquire rights to deliver interactive television services in Hilton hotels.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 will impact the Company, beginning January 1, 2001, by requiring that its interest rate swap agreements be recorded on the balance sheet as an asset or liability measured at fair value. The effective portion of the resulting gain or loss will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged interest payments affect earnings. If SFAS No. 133 was required to be applied to the interest rate swap arrangements in place at December 31, 2000, changes in the fair value of the contract would increase liabilities by approximately $1.3 million with an offsetting amount recorded in accumulated other comprehensive income.

RECLASSIFICATIONS -- Certain items in the consolidated financial statements have been reclassified to conform to 2000 classifications. Such reclassifications had no effect on previously reported net loss or stockholders' deficit.

NOTE 3 -- INVESTMENT ACTIVITIES

RESNET MERGER/GICC INVESTMENT - Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet"), were merged with two non-affiliated entities to form Global Interactive Communications Corporation ("GICC"). GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. In connection with this transaction, the Company incurred $3.3 million of costs during the fourth quarter of 1998 including professional services fees, employee costs, and the write-off of certain capitalized software development costs. These costs are reported as restructuring and other charges in the 1998 consolidated statement of operations. The ResNet business contributed sales of $5.4 million in 1998.

Prior to the third quarter of 1999, the Company accounted for its investment in GICC using the equity method of accounting for an investment. The Company's portion of GICC's net loss for 1998 was $738,000 and for the first six months of 1999, the Company recorded equity losses totaling $3.2 million. During the second quarter of 1999, GICC defaulted on its notes payable to the Company. The Company recorded a $16.8 million charge in the second quarter of 1999 to write down its investment in GICC to estimated fair value. Beginning with the third quarter of 1999, the Company is using the cost method of accounting for its investment in GICC to reflect its temporary condition resulting from the commencement of a plan by GICC management to sell its assets. During 1999 and 2000, the Company advanced $2.1 million to GICC under terms of secured note agreements to assist GICC in meeting its operating cash needs while GICC's assets were being sold. Subsequent write-downs to estimated fair value of $2.1 million in the fourth quarter of 1999 and $4.2 million in the fourth quarter of 2000 were recorded. During 2000, the Company received cash distributions totaling $4.1 million related to GICC's asset sales.

ACROSS MEDIA NETWORKS - In February 1998, the Company acquired an equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet. During the third quarter of 1999, the Company sold its interest in AMN in exchange for notes receivable of approximately $9.0 million, consisting of a $7.0 million note from the buyer which was paid in 2000 and a $2.0 million note from AMN due August 31, 2002. The transaction resulted in a $7.1 million gain. Prior to the sale of AMN, the Company recorded equity losses related to this investment of $2.2 million in 1999.

1STUP.COM/CMGI MARKETABLE SECURITIES - In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain on this transaction of $7.6 million during the fourth quarter of 1999.

The CMGI marketable securities are classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. During 1999, the unrealized gain on these securities was $18.1 million. In 2000, market value declines in these securities resulted in unrealized losses that offset the unrealized gain from 1999 and, in the fourth quarter of 2000, the Company recorded a charge to the income statement of $6.4 million to consider the market value decline as permanent.

CONNECT GROUP - In October 1998, the Company completed the acquisition of Connect Group Corporation ("CGC"), in exchange for consideration of approximately $4.0 million, including acquisition costs, consisting of $927,000 and 350,000 shares of LodgeNet common stock. CGC developed technology that the Company is using to facilitate high speed Internet access to hotel guests and operators. The acquisition was accounted for as a purchase and the excess of the initial consideration over the fair value of CGC's net assets of approximately $4.0 million was recorded as an intangible asset and is being amortized on a straight-line basis over ten years. The pro forma results for 1998, assuming the transaction had been made as of the beginning of the year, would not be materially different from reported results.

INNMEDIA LLC - During the fourth quarter of 2000, the Company entered into an arrangement with Hilton to form a new broadband, interactive media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to Hilton and other hotels using LodgeNet's broadband, interactive system. InnMedia will report the operations of these activities, of which LodgeNet and Hilton will equally share, and will pay LodgeNet a fee for use of LodgeNet's system. The arrangement includes $5 million financing commitments from both LodgeNet and Hilton to fund start-up and near-term operational costs. InnMedia is expected to begin delivery of content and services during the third quarter of 2001. The Company recorded losses under the equity method of accounting for an investment of $3.0 million during the fourth quarter. A significant portion of these losses represent one-time start-up and organizational-type costs.

NOTE 4 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):


                                           1999                            2000
                                ---------------------------     ---------------------------
                                 CARRYING          FAIR          CARRYING          FAIR
                                  AMOUNT          VALUE           AMOUNT          VALUE
                                ------------    -----------     -----------     -----------
Assets (Liabilities):
   Marketable securities         $ 25,952        $ 25,952         $ 1,398         $ 1,398
   Notes receivable                 7,060           7,060              --              --
   Interest rate swaps                 --           2,005              --          (1,287)
   Long-term debt                (282,990)       (285,294)       (290,659)       (286,868)

Fair values were determined under the following methods: marketable securities - quoted market prices; notes receivable present value of projected cash flows using current interest rates and considering credit risks and other related business factors; long-term debt - quoted market prices (if available) or interest rates currently available to the Company for debt with similar terms and maturities; interest rate swaps - quoted amount the Company would receive
(pay) to terminate the swap agreements, considering current interest rates. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment was comprised as follows at December 31 (in thousands of dollars):


                                                           1999             2000
                                                       -------------    -------------
           Land, building and equipment                   $  55,899        $  62,432
           Free-to-guest systems                             18,111           20,175
           Guest Pay systems:
              Installed                                     292,939          349,313
              System components                              22,551           24,565
              Software costs                                  9,998           12,816
                                                       -------------    -------------
                 Total                                      399,498          469,301
           Less - Depreciation and amortization            (195,164)        (244,374)
                                                       -------------    -------------
           Property and equipment, net                    $ 204,334        $ 224,927
                                                       =============    =============

NOTE 6 -- DEBT ISSUANCE COSTS

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. In conjunction with the amendment and restatement of the Company's bank credit facility described in Note 8, the Company capitalized $3,559,000 of additional debt issuance costs during the year ended December 31, 1999. No debt issuance costs were incurred in 2000. Amortization of such costs was $1,004,000 in 1998, $1,486,000 in 1999, and $1,589,000 in 2000. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):


                                             1999             2000
                                          ------------     ------------
           Debt issuance costs               $ 12,519         $ 12,519
           Accumulated amortization            (3,809)          (5,398)
                                          ------------     ------------
                                              $ 8,710          $ 7,121
                                          ============     ============

NOTE 7 -- ACCRUED EXPENSES

Accrued expenses were comprised as follows at December 31 (in thousands of dollars):


                                             1999             2000
                                          ------------     ------------
           Accrued taxes                      $ 1,749          $ 2,294
           Accrued compensation                 2,525            2,396
           Accrued interest                     3,818            3,748
           Other                                2,551            3,550
                                          ------------     ------------
                                             $ 10,643         $ 11,988
                                          ============     ============

NOTE 8 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt was comprised as follows at December 31 (in thousands of dollars):


                                                                      1999              2000
                                                                -------------     -------------
           Bank Credit Facility:
                Bank term loan                                       $ 75,000          $ 75,000
                Revolving credit facility                              21,500            34,000
           10.25% senior notes                                        150,000           150,000
           11.50% senior notes                                         30,000            30,000
                Less unamortized discount                                (739)             (523)
           Capital leases                                               1,000             1,287
           Other                                                        6,229               895
                                                                -------------     -------------
                                                                      282,990           290,659
           Less current maturities                                     (5,915)          (21,563)
                                                                -------------     -------------
                                                                    $ 277,075         $ 269,096
                                                                =============     =============

BANK CREDIT FACILITY -- In February 1999, the Company amended and restated its bank credit facility, increasing the size of the facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility (which may be increased to $100 million, subject to certain limitations). Quarterly repayments on the term loan begin in February 2001. The revolving credit facility matures in February 2005. Loans bear interest, payable quarterly, at the Company's option of (1) the bank's base rate (as defined) plus a margin of from 1.00% to 1.75%, depending on leverage as defined, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%, depending on leverage as defined. The margins applicable to the bank's base rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement. Weighted average interest rates as of December 31, 2000 were 8.81% for the term loan and 8.67% for the revolving credit facility. The loans are secured by a first priority security interest in all of the Company's assets. The facility provides for the issuance of letters of credit up to $12 million, subject to customary terms and conditions. As of December 31, 2000, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees and certain payments or distributions in respect of the common stock. As of December 31, 2000, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% SENIOR NOTES -- In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank PARI PASSU in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of December 31, 2000, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

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

Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2001 -- $21,563; 2002 -- $25,161; 2003 -- $25,805; 2004 -- $28,652; 2005 -- $40,000; thereafter -- $149,478.

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

PURCHASE COMMITMENTS -- The Company has purchase commitments in the ordinary course of business, none of which are expected to result in losses.

OPERATING LEASES -- The Company has entered into certain operating leases, which at December 31, 2000, require future minimum lease payments, as follows: 2001 -- $325,000; 2002 -- $267,000; 2003 -- $161,000; 2004 -- $73,000; 2005 -- $24,000;
thereafter -- $16,000. The leases expire at dates ranging from 2001 to 2006. Rental expense under all operating leases was $358,000, $436,000, and $474,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

LICENSE AGREEMENT -- During the third quarter of 1998, the Company entered into an agreement with On Command Corporation ("On Command") to settle all matters of pending litigation between the companies and enter into cross licensing arrangements regarding the use of each of the companies' patented technologies. The cross licensing arrangements, in consideration of the relative fair value of the patents involved, provided for the Company to make cash payments to On Command totaling approximately $16 million plus interest, payable in three annual installments which commenced in 1998 and ended in 2000. The Company has capitalized the present value of the obligation to

On Command based on the fair value of the license rights acquired. This value is being amortized over the remaining average lives of the underlying patents, which as of December 31, 2000, range from six to nine years.

LEGAL PROCEEDINGS -- The Company is subject to legal proceedings and claims arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK -- There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company's certificate of incorporation, of which none were outstanding at December 31, 1999 and 2000. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

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

SHORT-SWING PROFITS -- During 2000, the Company received approximately $2.5 million from a shareholder in settlement of a potential short-swing profit liability under section 16(b) of the Securities Exchange Act of 1934, resulting from certain trading activity of the Company's common stock by the shareholder. This amount was recorded as paid-in capital in stockholders' equity.

NOTE 11 -- STOCK OPTION PLANS

The Company has stock options plans which provide for the granting of up to 2,726,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the Company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. No options had expired as of December 31, 2000, and outstanding options expire beginning in 2001 through 2008. The following is a summary of the stock option activity for the years ending December 31:


                                                         WEIGHTED
                                                         AVERAGE
                                         OPTIONS         EXERCISE
                                       OUTSTANDING        PRICE
                                      -------------    ------------
Balance at December 31, 1997            1,505,813         $   7.91
   Options granted                        634,656            12.72
   Options exercised                     (270,329)             .81
   Options forfeited/canceled            (108,000)           12.84
                                      -------------
Balance at December 31, 1998            1,762,140            10.45
   Options granted                        103,486            10.74
   Options exercised                      (16,661)            9.64
   Options forfeited/canceled            (142,600)           11.53
                                      -------------
Balance at December 31, 1999            1,706,365             9.68
   Options granted                        830,624            19.73
   Options exercised                     (241,187)            9.67
   Options forfeited/canceled             (21,800)           18.35
                                      -------------
Balance at December 31, 2000            2,274,002         $  13.32
                                      =============

The following is a summary of stock options outstanding as of December 31, 2000:


                                           OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                            --------------------------------------------------     -----------------------------
                                                WEIGHTED
                                                 AVERAGE           WEIGHTED                            WEIGHTED
                                                REMAINING          AVERAGE                             AVERAGE
       EXERCISE                                   TERM             EXERCISE                            EXERCISE
     PRICE RANGE               NUMBER           IN YEARS            PRICE             NUMBER            PRICE
-----------------------     -------------     --------------     -------------     -------------     -------------
    $0.23 to $0.46                83,303           2.8             $     .23            83,303          $    .23
    $2.77 to $3.23               203,022           2.6                  2.87           203,022              2.87
    $6.46 to $9.79               252,477           5.9                  8.79           205,527              8.86
   $10.38 to $13.77              753,250           6.7                 11.41           581,750             11.37
   $14.00 to $24.89              981,950           5.1                 19.21           186,300             17.90
                            -------------                                          -------------
                               2,274,002           5.4               $ 13.32         1,259,902           $  9.82
                            =============                                          =============

The weighted average fair value of options granted during the year ended December 31 was as follows:


                                           1998            1999            2000
                                         ----------      ----------     -----------
Weighted average fair
   value per option granted                 $  4.36         $  5.43       $  10.71
                                         ==========      ==========     ===========

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate - 5.15% in 1998, 5.54% in 1999, and 6.15% in 2000; (iii) weighted average expected life -
5.0 years, and (iv) weighted average expected volatility - 45.3% in 1998, 50.7% in 1999, and 54.6% in 2000.

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


                                                          1998              1999             2000
                                                      -------------     -------------    -------------
   Net loss
      As reported                                        $ (39,912)        $ (36,428)       $ (39,014)
      Pro forma                                            (42,677)          (36,990)         (47,592)

   Loss per share
      As reported                                        $  (3.45)         $  (3.05)         $ (3.21)
      Pro forma                                             (3.69)            (3.10)           (3.92)

NOTE 12 -- WARRANTS

In connection with the 1995 issuance of the 11.50% Senior Notes (see Note 8), the Company issued 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

On October 9, 2000, the Company entered into an agreement with Hilton to provide LodgeNet's interactive television services into Hilton's owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over the next seven years at a price of $20.44 per share.
1.5 million warrant shares relate to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares relate to hotels franchised through Hilton and will vest on a per room basis as LodgeNet obtains contracts for delivery of services to these hotels. The Company followed EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Sholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares will be measured and similarly accounted for upon delivery of the related room contracts.

NOTE 13 -- EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution plans covering eligible employees. The plans provide for employer contributions based primarily on the level of employee participation. Contribution expense for the Company was $558,000, $567,000, and $635,000 in 1998, 1999, and 2000, respectively.

NOTE 14 -- INCOME TAXES

Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):


                                   1998            1999             2000
                               -------------    ------------    -------------
           Domestic              $ (38,825)       $ (35,572)      $ (38,669)
           Foreign                    (712)            (486)            (20)
                               -------------    ------------    -------------
           Total                 $ (39,537)       $ (36,058)      $ (38,689)
                               =============    ============    ============

The provisions for income taxes of $375,000 in 1998, $370,000 in 1999, and $325,000 in 2000 consist of current state taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31(in thousands of dollars):


                                                          1999              2000
                                                      -------------     -------------
Deferred tax liabilities:
    Unrealized gain on marketable securities              $ (6,164)      $      --
                                                      -------------     -------------

Deferred tax assets:
    Net operating loss carryforwards                        34,920            37,481
    Losses of unconsolidated affiliates                      7,907            10,345
    Reserves and accruals                                    2,297             2,282
    Deferred credits                                           914               922
    Book over tax depreciation                               1,275             7,419
    Unrealized loss on marketable securities                  --               2,185
    Gain on sale of investment                                 665               665
                                                      -------------     -------------
                                                            47,978            61,299
                                                      -------------     -------------
Net deferred tax assets                                     41,814            61,299
Valuation allowance                                        (41,814)          (61,299)
                                                      -------------     -------------
Net deferred taxes                                     $      --         $      --
                                                      =============     =============

The Company has net operating loss carryforwards of approximately $110 million for federal income tax purposes. Such carryforwards expire beginning in 2002 through 2015, and federal tax regulations limit the availability and timing of usage of carryforwards. The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

NOTE 15 -- RELATED PARTY TRANSACTIONS

The Company has advanced $1.2 million to a former officer as of December 31, 2000, under the terms of a promissory note providing for total advances of $1.5 million. Interest is payable monthly at the rate applicable to the Company under its revolving credit facility. The notes are secured by shares of the Company's stock held by the officer.

NOTE 16 -- SEGMENT INFORMATION

Effective with the ResNet merger transaction described in Note 3, the Company operates in one business segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):


                     1998             1999              2000
                 --------------   --------------    --------------
United States        $ 157,654        $ 171,828         $ 185,721
Canada                   7,420            8,806             9,800
Other                    1,277              638             1,296
                 ==============   ==============    ==============
Total                $ 166,351        $ 181,272         $ 196,817
                 ==============   ==============    ==============

Long-lived assets by country based on the location of the asset were as follows at December 31 (in thousands of dollars):


                     1998             1999              2000
                 --------------   --------------    --------------
United States        $ 199,067        $ 192,827         $ 213,933
Canada                  10,370           11,507            10,994
                 ==============   ==============    ==============
Total                $ 209,437        $ 204,334         $ 224,927
                 ==============   ==============    ==============

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly financial data are in thousands of dollars, except per share data:


                                                QUARTER           QUARTER            QUARTER               QUARTER
                                                 ENDING            ENDING             ENDING               ENDING
                                                MARCH 31,          JUNE 30,        SEPTEMBER 30,         DECEMBER 31,
                                              -------------     -------------    -----------------     ----------------
1999:
   Revenues                                      $ 41,965           $ 44,269             $ 49,640             $ 45,398
   Gross profit                                    23,717             25,264               27,751               26,050
   Net income (loss) (1)                          (11,027)           (24,826)               2,309               (2,884)
   Per common share (2)                           $ (0.92)           $ (2.08)               $ .19              $ (0.24)

2000:
   Revenues                                      $ 47,733           $ 48,129             $ 52,894             $ 48,061
   Gross profit                                    27,377             27,966               31,460               27,564
   Net loss (1)                                    (7,682)            (6,539)              (4,144)             (20,649)
   Per common share (2):                           $ (.64)            $ (.54)              $ (.34)             $ (1.69)

(1) Net loss for the quarter ended June 30, 1999 includes a $16.8 million charge to write-down the investment in GICC. Net income for the quarter ended September 30, 1999 includes a $7.1 million gain from the sale of AMN. Net loss for the quarter ended December 31, 1999 includes a $7.6 million gain from the sale of 1stUp.com and a $2.1 million charge to write-down the investment in GICC. Net loss for the quarter ended December 31, 2000 includes a $4.2 million charge to write-down the investment in GICC, equity losses of $3.0 million from InnMedia and losses on CMGI common stock totaling $6.4 million.

(2) Per share amounts represent both basic and diluted earnings per share and are computed independently for each of the quarters presented. Therefore, the sum of such amounts may not equal the total for the year.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To LodgeNet Entertainment Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 9, 2001

               LODGENET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTs
                          (Dollar amounts in thousands)


                 COLUMN A                         COLUMN B          COLUMN C           COLUMN D           COLUMN E
-------------------------------------------     -------------     --------------     --------------      ------------
                                                                    ADDITIONS
                                                  BALANCE          CHARGED TO                              BALANCE
                                                 BEGINNING          COSTS AND         DEDUCTIONS           END OF
               DESCRIPTION                       OF PERIOD          EXPENSES           (NOTE 1)            PERIOD
-------------------------------------------     -------------     --------------     --------------      ------------
Allowances deducted from related
   balance sheet accounts:

   Year Ended December 31, 1998:
       Allowance for Doubtful Accounts                 $ 800              $ 848              $ 848             $ 800

   Year Ended December 31, 1999:
       Allowance for Doubtful Accounts                 $ 800              $ 441              $ 441             $ 800

   Year Ended December 31, 2000:
       Allowance for Doubtful Accounts                 $ 800              $ 336              $ 336             $ 800


(1) All deductions from reserves were for the purposes for which such reserves were created except for the 1998 activity, which includes a $45,000 reduction to the reserve resulting from the ResNet merger described in Note 3.