Form 10-Q
period 2001-03-31
LODGENET ENTERTAINMENT CORP
filed 2001-05-15
CIK 911002

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-22334

LodgeNet Entertainment Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0371161 (I.R.S. Employer Identification Number)
3900 West Innovation Street, Sioux Falls, South Dakota (Address of Principal Executive Offices)	57107 (ZIP code)

(605) 988-1000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

    At April 30, 2001, there were 12,213,539 shares outstanding of the Registrant's common stock, $0.01 par value.

LodgeNet Entertainment Corporation

Index

    As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

Part I—Financial Information

Item 1—Financial Statements

LodgeNet Entertainment Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands)

	March 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$6,541	$4,059
Marketable securities	176	1,398
Accounts receivable, net	28,276	26,553
Prepaid expenses and other	4,014	3,610

Total current assets	39,007	35,620
Property and equipment, net	227,560	224,927
Investments in and advances to unconsolidated affiliates	3,050	3,500
Debt issuance costs, net	6,723	7,121
Other assets, net	10,152	10,437

	$286,492	$281,605

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$15,438	$12,671
Current maturities of long-term debt	26,309	21,563
Accrued expenses and other	15,364	11,988
Deferred revenue	2,777	2,713

Total current liabilities	59,888	48,935
Long-term debt	270,720	269,096
Derivative instruments	3,628	—

Total liabilities	334,236	318,031

Stockholders' deficit:
Common stock, $.01 par value, 20,000,000 shares authorized; 12,212,439 and 12,212,039 shares outstanding at March 31, 2001 and December 31, 2000, respectively	122	122
Additional paid-in capital	150,667	150,663
Accumulated deficit	(192,763)	(185,981)
Accumulated other comprehensive loss	(5,770)	(1,230)

Total stockholders' deficit	(47,744)	(36,426)

	$286,492	$281,605

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation
Consolidated Statements of Operations (Unaudited)
(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended March 31,
	2001	2000
Revenues:
Guest Pay	$48,781	$45,399
Other	2,257	2,334

Total revenues	51,038	47,733

Direct costs:
Guest Pay	19,649	18,764
Other	1,374	1,592

Total direct costs	21,023	20,356

Gross profit	30,015	27,377

Operating expenses:
Guest Pay operations	7,344	7,048
Selling, general and administrative	5,294	4,772
Depreciation and amortization	16,501	16,422

Total operating expenses	29,139	28,242

Operating income (loss)	876	(865)
Investment losses	(480)	—
Interest expense	(7,131)	(6,959)
Interest income	66	224

Loss before income taxes	(6,669)	(7,600)
Provision for income taxes	(113)	(82)

Net loss	$(6,782)	$(7,682)

Per common share (basic and diluted):
Net loss	$(0.56)	$(0.64)

Weighted average shares outstanding	12,212,210	12,057,243

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net loss	$(6,782)	$(7,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,501	16,422
Investment losses	480	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,805)	1,185
Prepaid expenses and other	(404)	(517)
Accounts payable	2,789	2,326
Accrued expenses and other	2,743	3,139
Other	(176)	(164)

Net cash provided by operating activities	13,346	14,709

Investing activities:
Property and equipment additions	(17,863)	(17,611)
Proceeds from sale of investments	888	7,200
Proceeds from (investment in) affiliates	267	(104)

Net cash used for investing activities	(16,708)	(10,515)

Financing activities:
Borrowings under revolving credit facility	6,000	2,000
Repayments of revolving credit facility	—	(1,500)
Repayment of long-term debt	(10)	(9)
Repayment of capital lease obligations	(113)	(117)
Exercise of stock options	4	1,467

Net cash provided by financing activities	5,881	1,841

Effect of exchange rates on cash	(37)	1

Increase in cash and cash equivalents	2,482	6,036
Cash and cash equivalents at beginning of period	4,059	1,644

Cash and cash equivalents at end of period	$6,541	$7,680

Supplemental cash flow information:
Cash paid for interest	$5,010	$3,803

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

    The accompanying consolidated financial statements as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 2000, as filed with the Commission. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results of operations for the full year.

    The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Property and Equipment, Net

    Property and equipment was comprised as follows at (in thousands):

	March 31, 2001	December 31, 2000
Land, building and equipment	$64,897	$62,432
Free-to-guest equipment	21,229	20,175
Guest Pay systems:
Installed	360,492	349,313
System components	25,585	24,565
Software costs	13,398	12,816

Total	485,601	469,301
Less—depreciation and amortization	(258,041)	(244,374)

Property and equipment, net	$227,560	$224,927

Note 3—Comprehensive Income (Loss)

    Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive loss was as follows for the quarters ended March 31 (in thousands):

	2001	2000
Net loss	$(6,782)	$(7,682)
Foreign currency translation adjustment	(582)	(20)
Unrealized loss on marketable securities	(330)	(13,603)

Cumulative effect of adoption of SFAS No. 133	(1,287)	—
Unrealized loss on derivative instruments	(2,341)	—

Comprehensive loss	$(11,322)	$(21,305)

Note 4—Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    At January 1, 2001, the Company had interest rate swap agreements on $100 million of long-term debt. The swap agreements, which expire $50 million in March 2003 and $50 million in December 2005, have been designated as, and meet the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreements of $1.3 million, with the offset recorded in equity as a component of accumulated other comprehensive loss.

Note 5—Long-term Debt and Credit Facilities

    Long-term debt was comprised as follows at (in thousands):

	March 31, 2001	December 31, 2000
Bank Credit Facility:
Bank term loan	$75,000	$75,000
Revolving credit facility	40,000	34,000
10.25% senior notes	150,000	150,000
11.50% senior notes	30,000	30,000
Less unamortized discount	(470)	(523)
Capital leases	1,614	1,287
Other	885	895

	297,029	290,659
Less current maturities	(26,309)	(21,563)

	$270,720	$269,096

    Bank Credit Facility—In February 1999, the Company amended and restated its bank credit facility, increasing the size of the facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility (which may be increased to $100 million, subject to certain limitations). Quarterly repayments on the term loan begin in April 2001. The revolving credit facility matures in February 2005. Loans bear interest, payable quarterly, at the Company's option of (1) the bank's base rate (as defined) plus a margin of from 1.00% to 1.75%, depending on leverage as defined, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%, depending on leverage as defined. The margins applicable to the bank's base rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement. Weighted average interest rates as of March 31, 2001 were 7.31% for the term loan and 7.19% for the revolving credit facility. The loans are secured by a first priority security interest in all of the Company's assets. The facility provides for the issuance of letters of credit up to $12 million, subject to customary terms and conditions. As of March 31, 2001, the Company had outstanding letters of credit totaling $2.0 million.

    The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees and certain payments or distributions in respect of the common stock. As of March 31, 2001, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

    10.25% Senior Notes—In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of March 31, 2001, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

    The 10.25% Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

    11.50% Senior Notes—During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the "11.50% Notes"). Mandatory annual principal payments of $6 million commence in July 2001 continuing through July 2005. Semi-annual interest payments are required. The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

    Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2001—$21,563; 2002—$25,161; 2003—$25,805; 2004—$28,652; 2005—$40,000; thereafter—$149,478.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

    Special Note Regarding Forward-Looking Statements—Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. When used in this Quarterly Report, the words "expects," "anticipates," "estimates," "believes," "no assurance," and similar expressions, and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in this Quarterly Report, such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company's products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

    LodgeNet is an interactive services provider specializing in the delivery of interactive television and Internet access services to the lodging industry. Utilizing broadband technology, the Company provides services throughout the United States, Canada and select international markets. These services include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, high-speed Internet access, and other interactive television services designed to serve the needs of the lodging industry and the traveling public.

    Guest Pay Interactive Services.  Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based Nintendo video games, Internet enhanced television, and high-speed Internet access services. Guest Pay packages may also include satellite-delivered basic and premium cable television programming that is paid for by the hotel and provided to guests at no charge, and other interactive services such as video review of room charges, video checkout, guest surveying, advertising and merchandising services.

    The Company's Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures, (ii) nominal one-time license fees paid for independent films, (iii) license fees for other interactive services, (iv) Internet connectivity costs, and (v) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance and personal property taxes.

    The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended March 31, 2001:

	Periods Ended March 31, 2001
	Three Months	Twelve Months
Guest Pay interactive rooms	19,512	63,869
Nintendo video game rooms	19,774	65,596
Internet services rooms	23,189	41,563

    The room installations for the twelve months ended March 31, 2001 represent increases of 9.4% for Guest Pay interactive rooms, 10.1% for Nintendo video game rooms, and 317% for Internet services rooms over the number of installed rooms at March 31, 2000. De-installation activity is generally less than 2% of the installed number of rooms.

    The Company's base of installed rooms was comprised as follows at March 31:

	2001	2000
Guest Pay interactive rooms (1)	744,587	680,718
Nintendo video game rooms	717,477	651,881
Internet services rooms	54,691	13,128
Total rooms served (2)	832,899	777,745

(1)
—100% of Guest Pay interactive rooms are served by the Company's on-demand movie system (as compared to a scheduled movie system that shows movies at predetermined times).

(2)
—Total rooms served represent rooms receiving one or more of the Company's services, including rooms served by international licensees.

    Free-to-Guest and Other Services.  In addition to Guest Pay interactive services, the Company provides satellite-delivered basic and premium cable television programming for which the hotel, rather than its guests, pays the charges. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free-to-guest programming pursuant to multi-year agreements and pays a monthly fee per room, which varies depending on incentive programs in effect from time to time.

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

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2000 and 2001

    Revenue Analysis.  The Company's total revenue for the first quarter of 2001 increased 6.9%, or $3.3 million, in comparison to the first quarter of 2000. The following table sets forth the components of revenue (in thousands) for the quarter ending March 31:

	2001		2000
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Guest Pay	$48,781	95.6	$45,399	95.1
Other	2,257	4.4	2,334	4.9

	$51,038	100.0	$47,733	100.0

    Guest Pay interactive revenue increased 7.4%, or $3.4 million, in the first quarter of 2001 in comparison to the same quarter of 2000. This increase was attributable to a 9.3% increase in the average number of installed Guest Pay interactive rooms, partially offset by a 1.7% decrease in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending March 31:

	2001	2000
Average monthly revenue per room:
Movie revenue	$18.03	$18.74
Other interactive service revenue	4.21	3.89

Total per Guest Pay room	$22.24	$22.63

    Average movie revenue per room decreased 3.8% due to a less popular line-up of major motion pictures in the first quarter of 2001 compared to 2000. Average other interactive service revenue per room increased 8.2% due to increased revenue from Internet access services and cable television programming services.

    Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of televisions, system equipment, and service parts and labor. Other revenue decreased $77,000 or 3.3% due to lower revenue from free-to-guest services and decreased sales of televisions.

    Gross Profit.  Gross profit totaled $30.0 million for the three months ended March 31, 2001, an increase of 9.6% over the first quarter of 2000 on a 6.9% increase in revenue.

	2001	2000
Gross profit:
Guest Pay	$29,132	$26,635
Other	883	742

	$30,015	$27,377

Gross profit margin:
Guest Pay	59.7%	58.7%
Other	39.1%	31.8%
Composite	58.8%	57.4%

    Gross profit on Guest Pay interactive services increased 9.4%, or $2.5 million, on a 7.4% increase in related revenue. Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) generally tend to vary directly with revenue. The gross profit margin increase from 58.7% to 59.7% was primarily due to decreased movie license fees.

    Gross profit on other services increased $141K or 19% in the first quarter of 2001 from the prior year quarter and the gross profit margin increased from 31.8% to 39.1%. These increases were due to lower costs related to cable television programming services resulting from more favorable pricing arrangements.

    The Company's overall gross profit margin increased to 58.8% in the current quarter from 57.4% in the year earlier quarter due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (95.1% in the first quarter of 2000 to 95.6% in the first quarter of 2001) and the increase in gross margin from Guest Pay interactive services and other revenue as described above.

    Operating Expenses.  The following table sets forth information in regard to the Company's operating expenses for the quarter ending March 31 (dollar amounts in thousands):

	2001		2000
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
Guest Pay operations	$7,344	14.4	$7,048	14.8
Selling, general and administrative	5,294	10.4	4,772	10.0
Depreciation and amortization	16,501	32.3	16,422	34.4

Total operating expenses	$29,139	57.1	$28,242	59.2

    Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $296,000 or 4.2% from the prior year quarter was due to a 9.3% increase in average installed rooms, partially offset by lower per room operating costs, including certain non-recurring costs incurred in the first quarter of 2000. Per average installed room, Guest Pay operations expenses were $3.35 per month in the first quarter of 2001 as compared to $3.51 per month in the first quarter of 2000.

    Selling, general and administrative expenses increased $522,000 or 10.9% in the first quarter of 2001 compared to the year earlier quarter due to increased payroll related expenses and approximately $250,000 of one-time fees related to an employee benefit plan.

    Operating Income (Loss).  Due to increased revenue from Guest Pay interactive services, improved gross profit margin and decreased operating expenses as a percent of revenue, the Company generated operating income of $876,000 in the first quarter of 2001 compared to an operating loss of $865,000 in the first quarter of 2000.

    Investment Losses.  Global Interactive Communications Corporation—the Company owns a minority interest in Global Interactive Communications Corporation ("GICC") resulting from the merger transaction involving ResNet Communications LLC (formerly the Company's majority-owned subsidiary) in 1998. Losses of $183,000 were recorded relating to this investment under the equity method of accounting for an investment in the first quarter of 2001.

    InnMedia LLC—As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $293,000 in the first quarter of 2001.

    Interest Expense.  Interest expense increased $172,000 or 2.5%, to $7.1 million during the first quarter of 2001 due to increases in long-term debt to fund the Company's continuing expansion of its business. Average principal amount of long-term debt outstanding during the quarter ended March 31, 2001 was approximately $292 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $284 million (at an average interest rate of approximately 9.8%) during the comparable period of 2000.

    Net Loss.  For the reasons previously described, the Company's net loss decreased to $6.8 million in the first quarter of 2001 from a net loss of $7.7 million in the prior year quarter.

    EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 11.7% to $17.4 million in the first quarter of 2001 as compared to $15.6 million in the prior year quarter. This increase is primarily due to a 9.3% increase in the average number of installed rooms receiving Guest Pay interactive services and the related increase in Guest Pay revenue, as well as increased gross profit earned on Guest Pay revenue and other revenue as described above. As a percentage of total revenue, EBITDA increased to 34.0% in the current quarter compared to 32.6% in the prior year quarter.

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

Liquidity and Capital Resources

    Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. For 2000, capital expenditures were $60.2 million and net cash provided by operating activities was $41.2 million. During the first quarter of 2001, capital expenditures were $17.9 million as compared to $17.6 million in the first quarter of 2000, and net cash provided by operating activities was $13.3 million as compared to $14.7 million in the same period of 2000.

    Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between $70 to $80 million during 2001. The Company's cash requirements for 2001 are expected to include $21.6 million of payments for principal maturities of long-term debt. In addition, the Company has committed up to $5 million of financing to InnMedia LLC, of which the

Company expects to fund the remaining $4 million during 2001. The Company also has a $20.9 million net working capital deficit as of March 31, 2001.

    As of March 31, 2001, the Company has $35 million available for borrowing under its $75 million revolving credit facility. The revolving credit facility may be increased to $100 million subject to certain conditions. The Company is presently in discussion with two major financial institutions to replace the current credit facility with a larger credit facility. The Company expects the new facility to be in place by the end of the second quarter. While there can be no assurances that the Company will be able to complete a new agreement, the Company's predictable and growing cash flow and its relationships within the financial community are positive indicators that a new facility is likely to be completed at market rates and conditions. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations, the timing of the completion of the new credit facility as described above, and other factors.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

    Interest.  At March 31, 2001, the Company had debt totaling $297 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $282 million and variable rate debt of $15 million at March 31, 2001. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $26.6 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $150,000 assuming other variables remain constant.

    Foreign Currency Transactions.  A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first quarter of 2001 to materially impact consolidated results of operations or financial condition.

Part II—Other Information

Item 1—Legal Proceedings

    The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

Item 2—Changes in Securities and Use of Proceeds

    Not applicable.

Item 3—Defaults Upon Senior Securities

    Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  a. Exhibits:

10.35	Form of Executive Severance Agreement between the Company and Gary H. Ritondaro dated March 1, 2001.
10.36	Form of Employment Agreement between the Company and Gary H. Ritondaro dated March 1, 2001.

  b. Reports on Form 8-K:

    The Company filed no Reports on Form 8-K during the quarter ended March 31, 2001.

LodgeNet Entertainment Corporation

Signature

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation (Registrant)
Date: May 10, 2001	/s/ Scott C. Petersen Scott C. Petersen President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2001	/s/ Gary H. Ritondaro Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2001	/s/ Ronald W. Pierce Ronald W. Pierce Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

Index
Part I—Financial Information
  Item 1—Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Discussion and Analysis of Results of Operations Three Months Ended March 31, 2000 and 2001
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
Part II—Other Information
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
Signature