Form 10-Q
period 2001-06-30
LODGENET ENTERTAINMENT CORP
filed 2001-08-14
CIK 911002

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 0-22334

LodgeNet Entertainment Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0371161 (I.R.S. Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota 57107
(Address of Principal Executive Offices)    (ZIP code)

(605) 988-1000
(Registrants telephone number,
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

    At July 31, 2001, there were 12,249,173 shares outstanding of the Registrant's common stock, $0.01 par value.

LodgeNet Entertainment Corporation

Index

    As used herein (unless the context otherwise requires) "LodgeNet", "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

Part I—Financial Information

Item 1—Financial Statements

LodgeNet Entertainment Corporation

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	June 30, 2000	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$750	$4,059
Marketable securities	—	1,398
Accounts receivable, net	27,761	26,553
Prepaid expenses and other	3,186	3,610

Total current assets	31,697	35,620
Property and equipment, net	234,021	224,927
Investments in and advances to unconsolidated affiliates	335	3,500
Debt issuance costs, net	6,404	7,121
Other assets, net	10,130	10,437

	$282,587	$281,605

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$12,890	$12,671
Current maturities of long-term debt	23,520	21,563
Accrued expenses and other	10,041	11,988
Deferred revenue	2,878	2,713

Total current liabilities	49,329	48,935
Long-term debt	281,142	269,096
Derivative instruments	2,974	—

Total liabilities	333,445	318,031

Stockholders' deficit:
Common stock, $.01 par value, 20,000,000 shares authorized; 12,243,439 and 12,212,039 shares outstanding at June 30, 2001 and December 31, 2000, respectively	122	122
Additional paid-in capital	151,004	150,663
Accumulated deficit	(197,690)	(185,981)
Accumulated other comprehensive loss	(4,294)	(1,230)

Total stockholders' deficit	(50,858)	(36,426)

	$282,587	$281,605

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Operations (Unaudited)

(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Guest Pay	$52,323	$45,623	$101,104	$91,022
Other	2,775	2,506	5,032	4,840

Total revenues	55,098	48,129	106,136	95,862

Direct costs:
Guest Pay	21,418	18,482	41,067	37,246
Other	1,834	1,681	3,208	3,273

Total direct costs	23,252	20,163	44,275	40,519

Gross profit	31,846	27,966	61,861	55,343

Operating expenses:
Guest Pay operations	7,120	6,755	14,464	13,803
Selling, general and administrative	5,417	4,683	10,710	9,455
Depreciation and amortization	16,371	16,119	32,872	32,541

Total operating expenses	28,908	27,557	58,046	55,799

Operating income (loss)	2,938	409	3,815	(456)
Investment losses	(418)	—	(898)	—
Interest expense	(7,230)	(6,896)	(14,361)	(13,855)
Other income (expense), net	(11)	43	55	267

Loss before income taxes	(4,721)	(6,444)	(11,389)	(14,044)
Provision for income taxes	(207)	(95)	(320)	(177)

Net loss	$(4,928)	$(6,539)	$(11,709)	$(14,221)

Per common share (basic and diluted):
Net loss	$(0.40)	$(0.54)	$(0.96)	$(1.17)

Weighted average shares outstanding	12,230,234	12,156,623	12,221,272	12,106,933

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2001	2000
Operating activities:
Net loss	$(11,709)	$(14,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,872	32,541
Investment losses	898	—
Other, net	88	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,232)	4,342
Prepaid expenses and other	551	(432)
Accounts payable	(194)	621
Accrued expenses and other	(990)	330
Other	(806)	(130)

Net cash provided by operating activities	19,478	23,051

Investing activities:
Property and equipment additions	(39,152)	(31,684)
Proceeds from sale of investments	1,393	7,200
Proceeds from affiliates, net	1,482	1,174

Net cash used for investing activities	(36,277)	(23,310)

Financing activities:
Borrowings under revolving credit facility	21,000	7,000
Repayments of revolving credit facility	—	(7,500)
Repayment of long-term debt	(7,520)	(19)
Repayment of capital lease obligations	(240)	(253)
Debt issuance costs	(78)	—
Exercise of stock options	340	1,823

Net cash provided by financing activities	13,502	1,051

Effect of exchange rates on cash	(12)	(11)

Increase (decrease) in cash and cash equivalents	(3,309)	781
Cash and cash equivalents at beginning of period	4,059	1,644

Cash and cash equivalents at end of period	$750	$2,425

Supplemental cash flow information:
Cash paid for interest	$15,756	$13,532

Cash paid for taxes	$314	$184

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

    The accompanying consolidated financial statements as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 2000, as filed with the Commission. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results of operations for the full year.

    The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Property and Equipment, Net

    Property and equipment was comprised as follows at (in thousands):

	June 30, 2001	December 31, 2000
Land, building and equipment	$66,368	$62,432
Free-to-guest equipment	23,397	20,175
Guest Pay systems:
Installed	374,891	349,313
System components	26,918	24,565
Software costs	13,825	12,816

Total	505,399	469,301
Less—depreciation and amortization	(271,378)	(244,374)

Property and equipment, net	$234,021	$224,927

Note 3—Long-term Debt and Credit Facilities

    Long-term debt was comprised as follows at (in thousands):

	June 30, 2001	December 31, 2000
Bank Credit Facility:
Bank term loan	$67,500	$75,000
Revolving credit facility	55,000	34,000
10.25% senior notes	150,000	150,000
11.50% senior notes	30,000	30,000
Less unamortized discount	(416)	(523)
Capital leases	1,703	1,287
Other	875	895

	304,662	290,659
Less current maturities	(23,520)	(21,563)

	$281,142	$269,096

    Bank Credit Facility—In February 1999, the Company amended and restated its bank credit facility, increasing the size of the facility to $150 million, comprised of a $75 million term loan and a $75 million revolving credit facility (which may be increased to $100 million, subject to certain limitations). Quarterly repayments on the term loan began in April 2001. The revolving credit facility matures in February 2005. Loans bear interest, payable quarterly, at the Company's option of (1) the bank's base rate (as defined) plus a margin of from 1.00% to 1.75%, depending on leverage as defined, or (2) the eurodollar rate plus a margin of from 2.00% to 2.75%, depending on leverage as defined. The margins applicable to the bank's base rate and/or the eurodollar rate loans are subject to quarterly adjustment as defined in the agreement. The facility provides for the issuance of letters of credit up to $12 million, subject to customary terms and conditions. As of June 30, 2001, the Company had outstanding letters of credit totaling $2.0 million.

    The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees and certain payments or distributions in respect of the common stock. As of June 30, 2001, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

    10.25% Senior Notes—In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of June 30, 2001, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

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

Note 4—Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Note 5—Comprehensive Income (Loss)

    Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive loss was as follows for the periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(4,928)	$(6,539)	$(11,709)	$(14,221)
Foreign currency translation adjustment	492	(260)	(90)	(280)
Unrealized gain (loss) on marketable securities	330	(3,117)	—	(16,720)
Cumulative effect of adoption of SFAS No. 133	—	—	(1,287)	—
Unrealized gain (loss) on derivative instruments	654	—	(1,687)	—

Comprehensive loss	$(3,452)	$(9,916)	$(14,773)	$(31,221)

Note 6—Effect of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions in this statement will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this statement will not impact the Company's consolidated financial statements.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions in this statement are effective January 1, 2002. The Company has not determined the potential impact on its consolidated financial statements.

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

    The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended June 30, 2001:

	Periods Ended June 30, 2001
	Three Months	Twelve Months
Guest Pay interactive rooms	24,626	72,278
Nintendo video game rooms	25,424	74,390
Internet services rooms	32,125	70,596

    The room installations for the twelve months ended June 30, 2001 represent increases of 10.4% for Guest Pay interactive rooms, 11.1% for Nintendo video game rooms, and 435% for Internet services rooms over the number of installed rooms at June 30, 2000. De-installation activity is generally less than 2% of the installed number of rooms.

    The Company's base of installed rooms was comprised as follows at June 30:

	2000	2001
Guest Pay interactive rooms(1)	769,213	696,935
Nintendo video game rooms	742,901	668,511
Internet services rooms	86,816	16,220
Total rooms served(2)	849,769	784,042

(1)
100% of Guest Pay interactive rooms are served by the Company's on-demand movie system (as compared to a scheduled movie system that shows movies at predetermined times).

(2)
Total rooms served represent rooms receiving one or more of the Company's services, including rooms served by international licensees.

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

    InnMedia LLC.  During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to Hilton and other hotels using LodgeNet's broadband, interactive system. InnMedia will report the operations of these activities, of which LodgeNet and Hilton will equally share, and will pay LodgeNet a fee for use of LodgeNet's system. The arrangement includes $5 million financing commitments from both LodgeNet and Hilton to fund start-up and near-term operational costs. InnMedia is expected to begin delivery of content and services during the third quarter of 2001. The Company accounts for its investment in InnMedia using the equity method of accounting and has recorded equity losses of $710,000 for the first six months of 2001.

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2001 and 2000

    Revenue Analysis.  The Company's total revenue for the second quarter of 2001 increased 14.5%, or $7.0 million, in comparison to the second quarter of 2000. The following table sets forth the components of revenue (in thousands) for the quarter ending June 30:

	2001		2000
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Guest Pay	$52,323	95.0	$45,623	94.8
Other	2,775	5.0	2,506	5.2

	$55,098	100.0	$48,129	100.0

    Guest Pay interactive revenue increased 14.7%, or $6.7 million, in the second quarter of 2001 in comparison to the same quarter of 2000. This increase was attributable to a 9.7% increase in the average number of installed Guest Pay interactive rooms and a 4.5% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending June 30:

	2001	2000
Average monthly revenue per room:
Movie revenue	$18.55	$17.86
Other interactive service revenue	4.59	4.28

Total per Guest Pay room	$23.14	$22.14

    Average movie revenue per room increased 3.9% due to higher average movie prices and a relatively more popular selection of major motion pictures in the second quarter of 2001 compared to 2000, partially offset by a decline in occupancy levels. Average other interactive service revenue per room increased 7.2% due to increased revenue from Internet access services and cable television programming services.

    Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue increased $269,000 or 10.7% due to increased equipment sales to international licensees.

    Gross Profit.  Gross profit totaled $31.8 million for the second quarter ended June 30, 2001, an increase of 13.9% over the second quarter of 2000 on a 14.5% increase in revenue.

	2001	2000
Gross profit:
Guest Pay	$30,905	$27,141
Other	941	825

	$31,846	$27,996

Gross profit margin:
Guest Pay	59.1%	59.5%
Other	33.9%	32.9%
Composite	57.8%	58.1%

    Gross profit on Guest Pay interactive services increased 13.9%, or $3.8 million, on a 14.7% increase in related revenue. Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) generally tend to vary directly with revenue. The gross profit margin decreased from 59.5% to 59.1% primarily due to increased revenue from Internet services which generally earn a lower profit margin in relation to movie revenue.

    Gross profit on other services increased $116,000 or 14.1% in the second quarter of 2001 from the prior year quarter and the gross profit margin increased from 32.9% to 33.9%. These increases were due to lower costs related to cable television programming services resulting from more favorable pricing arrangements.

    The Company's overall gross profit margin decreased to 57.8% in the current quarter from 58.1% in the year earlier quarter due the decrease in gross margin from Guest Pay interactive services as described above.

    Operating Expenses.  The following table sets forth information in regard to the Company's operating expenses for the quarter ending June 30 (dollar amounts in thousands):

	2001		2000
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Operating expenses:
Guest Pay operations	$7,120	13.0	$6,755	14.1
Selling, general and administrative	5,417	9.8	4,683	9.7
Depreciation and amortization	16,371	29.7	16,119	33.5

Total operating expenses	$28,908	52.5	$27,557	57.3

    Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $365,000 or 5.4% from the prior year quarter was due to a 9.7% increase in average installed rooms, partially offset by lower per room operating costs as a result of greater operating efficiencies. Per average installed room, Guest Pay operations expenses were $3.15 per month in the second quarter of 2001 as compared to $3.28 per month in the second quarter of 2000.

    Selling, general and administrative expenses increased $734,000 or 15.7% in the second quarter of 2001 compared to the year earlier quarter due to increased payroll related expenses and other professional fees.

    Depreciation and amortization expenses increased 1.6% to $16.4 million in the second quarter of 2001 from $16.1 million in the year earlier quarter. This increase was due to the increase in the number of installed Guest Pay interactive rooms in service since the prior year quarter, offset by the continued increase in fully-depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses decreased to 29.7% in the current quarter from 33.5% in the second quarter of 2000.

    Operating Income (Loss).  Due to increased revenue from Guest Pay interactive services and decreased operating expenses as a percent of revenue, the Company generated operating income of $2.9 million in the second quarter of 2001 compared to $409,000 in the second quarter of 2000.

    Investment Losses.  Global Interactive Communications Corporation—Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation ("GICC") resulting from the merger transaction involving ResNet Communications LLC (formerly the Company's majority-owned subsidiary) in 1998. In the second quarter of 2001, the Company sold its equity interest in GICC and has no further financing obligation to GICC. No losses were recorded relating to this investment under the equity method of accounting in the second quarter of 2001.

    InnMedia LLC—As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $417,000 in the second quarter of 2001.

    Interest Expense.  Interest expense increased $334,000 or 4.8%, to $7.2 million during the second quarter of 2001 due to increases in long-term debt to fund the Company's continuing expansion of its business. Average principal amount of long-term debt outstanding during the quarter ended June 30, 2001 was approximately $297 million (at an average interest rate of approximately 9.7%) as compared to an average principal amount outstanding of approximately $279 million (at an average interest rate of approximately 9.9%) during the comparable period of 2000.

    Net Loss.  For the reasons previously described, the Company's net loss decreased to $4.9 million in the second quarter of 2001 from a net loss of $6.5 million in the prior year quarter.

    EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 16.8% to $19.3 million in the second quarter of 2001 as compared to $16.5 million in the prior year quarter. This increase is primarily due to a 9.7% increase in the average number of installed rooms receiving Guest Pay interactive services, the related increase in Guest Pay revenue and greater operating efficiencies as described above. As a percentage of total revenue, EBITDA increased to 35.0% in the current quarter compared to 34.3% in the prior year quarter.

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

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2001 and 2000

    Revenue Analysis.  The Company's total revenue for the six months ended June 30, 2001 increased 10.7%, or $10.3 million, in comparison to the six months ended June 30, 2000. The following table sets forth the components of revenue (in thousands) for the six months ending June 30:

	2001		2000
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Guest Pay	$101,104	95.3	$91,022	95.0
Other	5,032	4.7	4,840	5.0

	$106,136	100.0	$95,862	100.0

    Guest Pay interactive revenue increased 11.1%, or $10.1 million, in the first half of 2001 in comparison to the same period of 2000. This increase was attributable to a 9.5% increase in the average number of installed Guest Pay interactive rooms and a 1.3% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the six months ending June 30:

	2001	2000
Average monthly revenue per room:
Movie revenue	$18.29	$18.29
Other interactive service revenue	4.40	4.09

Total per Guest Pay room	$22.69	$22.38

    Average movie revenue per room decreased slightly due to lower occupancy levels in the first half of 2001 compared to 2000, partially offset by higher movie prices. Average other interactive service revenue per room increased 7.6% due to increased revenue from Internet access services and cable television programming services.

    Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue increased $192,000 or 4.0% due to increased equipment sales to international licensees.

    Gross Profit.  Gross profit totaled $61.9 million for the six months ended June 30, 2001, an increase of 11.8% over the first half of 2000 on a 10.7% increase in revenue.

	2001	2000
Gross profit:
Guest Pay	$60,037	$53,776
Other	1,824	1,567

	$61,861	$55,343

Gross profit margin:
Guest Pay	59.4%	59.1%
Other	36.2%	32.4%
Composite	58.3%	57.7%

    Gross profit on Guest Pay interactive services increased 11.6%, or $6.3 million, on an 11.1% increase in related revenue. Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) generally tend to vary directly with revenue. The gross profit margin increase from 59.1% to 59.4% was primarily due to slightly lower content license fees.

    Gross profit on other services increased $257,000 or 16.4% in the first half of 2001 from the prior year first half and the gross profit margin increased from 32.4% to 36.2%. These increases were due to lower costs related to cable television programming services resulting from more favorable pricing arrangements.

    The Company's overall gross profit margin increased to 58.3% in the first half of this year from 57.7% in the prior year first half due to a shift in sales from other revenue to the more profitable Guest Pay interactive services (95.0% in the first half of 2000 to 95.3% in the first half of 2001) and the increase in gross margin from Guest Pay interactive services and other revenue as described above.

    Operating Expenses.  The following table sets forth information in regard to the Company's operating expenses for the period ending June 30 (dollar amounts in thousands):

	2001		2000
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Operating expenses:
Guest Pay operations	$14,464	13.6	$13,803	14.4
Selling, general and administrative	10,710	10.1	9,455	9.9
Depreciation and amortization	32,872	31.0	32,541	33.9

Total operating expenses	$58,046	54.7	$55,799	58.2

    Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $661,000 or 4.8% from the prior year first half was due to a 9.5% increase in average installed rooms, partially offset by lower per room operating costs as a result of greater operating efficiencies. Per average installed room, Guest Pay operations expenses were $3.25 per month in the first six months of 2001 as compared to $3.39 per month in the same period of 2000.

    Selling, general and administrative expenses increased $1.3 million or 13.3% in the first half of 2001 compared to the year earlier period due to increased payroll related expenses and other professional fees. In addition, the Company incurred approximately $250,000 of one-time fees related to an employee benefit plan.

    Depreciation and amortization expenses increased $331,000 or 1.0% to $32.9 million in the first half of 2001 from $32.5 million in the year earlier period. This increase was due to the increase in the number of installed Guest Pay interactive rooms in service since the prior year quarter, offset by the continued increase in fully-depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses decreased to 31.0% in the first half of 2001 from 33.9% in the year earlier period.

    Operating Income (Loss).  Due to increased revenue from Guest Pay interactive services, improved gross profit margin and decreased operating expenses as a percent of revenue, the Company generated operating income of $3.8 million in the first six months of 2001 compared to an operating loss of $456,000 in the first six months of 2000.

    Investment Losses.  Global Interactive Communications Corporation—Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation ("GICC") resulting from the merger transaction involving ResNet Communications LLC (formerly the Company's majority-owned subsidiary) in 1998. In the second quarter of 2001, the Company sold its equity interest in GICC and has no further financing obligation to GICC. In the first quarter of 2001, losses of $183,000 relating to this investment were recorded under the equity method of accounting.

    InnMedia LLC—As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $710,000 in the first six months of 2001.

    Interest Expense.  Interest expense increased $506,000 or 3.7%, to $14.4 million in the first half of 2001 due to increases in long-term debt to fund the Company's continuing expansion of its business. Average principal amount of long-term debt outstanding during the six months ended June 30, 2001 was approximately $294 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $282 million (at an average interest rate of approximately 9.8%) during the comparable period of 2000.

    Net Loss.  For the reasons previously described, the Company's net loss decreased to $11.7 million in the first six months of 2001 from a net loss of $14.2 million in the prior year quarter.

    EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 14.3% to $36.7 million in the first six months of 2001 as compared to $32.1 million in the first half of 2000. This increase is primarily due to a 9.5% increase in the average number of installed rooms receiving Guest Pay interactive services, the related increase in Guest Pay revenue, greater operating efficiencies and increased gross profit earned on Guest Pay revenue and other revenue as described above. As a percentage of total revenue, EBITDA increased to 34.6% in the current period compared to 33.5% in the same period of 2000.

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

Recent Accounting Developments

    See Note 6 in the notes to consolidated financial statements.

Seasonality

    The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

    Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. For 2000, capital expenditures were $60.2 million and net cash provided by operating activities was $41.2 million. During the first six months of 2001, capital expenditures were

$39.2 million as compared to $31.7 million in the first six months of 2000, and net cash provided by operating activities was $19.5 million as compared to $23.1 million in the same period of 2000.

    Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between $35 and $40 million during the second half of 2001. The Company's cash requirements for the last half of 2001 are expected to include $13.8 million of payments for principal maturities of long-term debt. In addition, the Company has committed up to $5 million of financing to InnMedia LLC, of which $2.5 million has been funded. The Company expects to fund the remaining $2.5 million during the second half of 2001. The Company also has a $17.6 million net working capital deficit as of June 30, 2001.

    As of June 30, 2001, the Company has $20 million available for borrowing under its $75 million revolving credit facility, which may be increased to $100 million subject to certain conditions. The Company has entered into an agreement, underwritten by CIBC World Markets Corp. and Bear, Stearns & Co. Inc. as co-lead arrangers and U.S. Bank as documentation agent, for a new $225.0 million credit facility. The Company is currently in the syndication phase of the transaction and expects to close the transaction by the end of August. The facility is intended to replace the Company's existing credit facility, be used for general corporate purposes and provide the Company with sufficient credit availability to meet its business plan until it becomes free cash flow positive in the later half of 2003. The actual amount and timing of the Company's capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the costs of installations, the timing of the completion of the new credit facility as described above, and other factors.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

    Interest.  At June 30, 2001, the Company had debt totaling $305 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $282 million and variable rate debt of $23 million at June 30, 2001. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $26.4 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $225,000 assuming other variables remain constant.

    Foreign Currency Transactions. A portion of the Company's revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the second quarter of 2001 to materially impact consolidated results of operations or financial condition.

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

Item 4—Submission of Matters to a Vote of Security Holders

  a.
  The Annual Meeting of Stockholders of the Company ("Meeting") was held on May 9, 2001 for the following purposes:

    1.
    Election of two directors to serve a three-year term expiring in 2004;

    2.
    Approval of an amendment ("Plan Amendment") to the Company's 1993 Stock Option Plan, as amended;

    3.
    Approval of an amendment ("Certificate Amendment") to the Company's Restated Certificate of Incorporation;

    4.
    Ratification of the appointment of independent public accountants; and

    5.
    Action on such other matters as may properly come before the Meeting.

  b.
  The directors who were elected at the Meeting were as follows:

  Lawrence Flinn, Jr.
  Scott C. Petersen

  c.
  The results of voting at the Meeting were as follows:

          Election of Directors—

	For	Against	Withheld	Abstentions
Lawrence Flinn, Jr.	10,508,345	—	400,550	—
Scott C. Petersen	10,063,999	—	844,896	—

          Plan Amendment—

For	Against	Abstain
8,428,181	2,478,101	2,613

          Certificate Amendment—

For	Against	Abstain	No Voting Authority
6,352,695	2,591,543	1,513	1,963,144

          Ratification of Public Accountants—

For	Against	Abstain
10,906,695	1,100	1,100

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  a.
  Exhibits:

          None

  b.
  Reports on Form 8-K:

          The Company filed no Reports on Form 8-K during the quarter ended June 30, 2001.

LodgeNet Entertainment Corporation

Signatures

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODGENET ENTERTAINMENT CORPORATION (Registrant)
August 13, 2001	By:	/s/ SCOTT C. PETERSEN Scott C. Petersen President and Chief Executive Officer (Principal Executive Officer)
August 13, 2001	By:	/s/ GARY H. RITONDARO Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

LodgeNet Entertainment Corporation Index
Part I—Financial Information
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Discussion and Analysis of Results of Operations Three Months Ended June 30, 2001 and 2000
Discussion and Analysis of Results of Operations Six Months Ended June 30, 2001 and 2000
Part II—Other Information
Signatures