Form 10-Q
period 2001-09-30
LODGENET ENTERTAINMENT CORP
filed 2001-11-14
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-22334

LodgeNet Entertainment Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-0371161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota	57107
(Address of Principal Executive Offices)	(ZIP code)

(605) 988-1000
(Registrant's telephone number,including area code)

(Former name, former address and former fiscal year, if changed since last report

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No   ☐

                At October 31, 2001, there were 12,283,148 shares outstanding of the Registrant's common stock, $0.01 par value.

LodgeNet Entertainment Corporation

Index

Part I.  Financial Information

As used herein (unless the context otherwise requires) "LodgeNet",  "the Company" and/or "the Registrant" means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$13,550	$4,059
Marketable securities	—	1,398
Accounts receivable, net	31,447	26,553
Prepaid expenses and other	3,575	3,610
Total current assets	48,572	35,620

Property and equipment, net	239,874	224,927
Investments in and advances to unconsolidated affiliates	317	3,500
Debt issuance costs, net	9,853	7,121
Other assets, net	10,443	10,437
	$309,059	$281,605

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,409	$12,671
Current maturities of long-term debt	8,109	21,563
Accrued expenses and other	14,834	11,988
Deferred revenue	2,965	2,713
Total current liabilities	45,317	48,935

Long-term debt (Note 3)	317,912	269,096
Derivative instruments	6,662	—
Total liabilities	369,891	318,031

Stockholders’ deficit:
Common stock, $.01 par value, 50,000,000 shares authorized; 12,283,048 and 12,212,039 shares outstanding at September 30, 2001 and December 31, 2000, respectively	123	122
Additional paid-in capital	151,754	150,663
Accumulated deficit	(204,452)	(185,981)
Accumulated other comprehensive loss	(8,257)	(1,230)
Total stockholders’ deficit	(60,832)	(36,426)
	$309,059	$281,605

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Operations (Unaudited)

(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Guest Pay	$54,572	$50,232	$155,676	$141,253
Other	3,109	2,662	8,141	7,503
Total revenues	57,681	52,894	163,817	148,756

Direct costs:
Guest Pay	22,854	20,509	63,921	57,755
Other	1,980	925	5,188	4,198
Total direct costs	24,834	21,434	69,109	61,953

Gross profit	32,847 `	31,460	94,708	86,803

Operating expenses:
Guest Pay operations	7,183	7,120	21,647	20,923
Selling, general and administrative	5,340	5,020	16,050	14,475
Depreciation and amortization	16,295	16,497	49,168	49,038
Total operating expenses	28,818	28,637	86,865	84,436

Operating income	4,029	2,823	7,843	2,367

Investment losses	(790)	—	(1,688)	—
Interest expense	(7,728)	(6,990)	(22,089)	(20,845)
Other income (expense), net	(68)	92	(12)	359

Loss before income taxes	(4,557)	(4,075)	(15,946)	(18,119)
Provision for income taxes	(114)	(69)	(434)	(246)

Loss before extraordinary item	(4,671)	(4,144)	(16,380)	(18,365)
Extraordinary item, net (Note 7)	(2,091)	—	(2,091)	—

Net loss	$(6,762)	$(4,144)	$(18,471)	$(18,365)

Per common share (basic and diluted):
Loss before extraordinary item	$(0.38)	$(0.34)	$(1.34)	$(1.51)
Extraordinary item, net	(0.17)	—	(0.17)	—

Net loss	$(0.55)	$(0.34)	$(1.51)	$(1.51)
Weighted average shares outstanding	12,265,897	12,191,981	12,236,310	12,135,067

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net loss	$(18,471)	$(18,365)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	49,168	49,038
Investment losses	1,688	—
Non-cash portion of extraordinary item	2,091	—
Other, net	253	—
Change in operating assets and liabilities:
Accounts receivable, net	(4,983)	164
Prepaid expenses and other	34	109
Accounts payable	6,349	(973)
Accrued expenses and other	3,122	3,798
Other	(1,464)	(130)
Net cash provided by operating activities	37,787	33,641

Investing activities:
Property and equipment additions	(60,502)	(44,092)
Proceeds from sale of investments	1,393	7,200
Proceeds from affiliates, net	1,498	1,270
Net cash used for investing activities	(57,611)	(35,622)

Financing activities:
Proceeds from long-term debt	150,000	—
Borrowings under prior revolving credit facility	27,000	11,000
Repayments of prior revolving credit facility	(61,000)	(7,500)
Repayment of long-term debt	(81,030)	(29)
Payment on license rights liability	—	(5,294)
Repayment of capital lease obligations	(373)	(371)
Debt issuance costs	(6,008)	—
Exercise of stock options	770	2,322
Short-swing profits	—	2,468
Net cash provided by financing activities	29,359	2,596

Effect of exchange rates on cash	(44)	(15)
Increase in cash and cash equivalents	9,491	600
Cash and cash equivalents at beginning of period	4,059	1,644
Cash and cash equivalents at end of period	$13,550	$2,244

Supplemental cash flow information:
Cash paid for interest	$20,651	$17,926
Cash paid for taxes	$891	$600

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000, have been prepared by LodgeNet Entertainment Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company's Annual Report on Form 10-K for 2000, as filed with the Commission. The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results of operations for the full year.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands):

	September 30,	December 31,
	2001	2000
Land, building and equipment	$67,247	$62,432
Free-to-guest equipment	23,979	20,175
Guest Pay systems:
Installed	389,881	349,313
System components	26,909	24,565
Software costs	14,322	12,816
Total	522,338	469,301
Less - depreciation and amortization	(282,464)	(244,374)
Property and equipment, net	$239,874	$224,927

Note 3 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at (in thousands):

	September 30,	December 31,
	2001	2000
Bank Credit Facility:
Bank term loan	$150,000	$75,000
Revolving credit facility	—	34,000
10.25% senior notes	150,000	150,000
11.50% senior notes	24,000	30,000
Less unamortized discount	(376)	(523)
Capital leases	1,532	1,287
Other	865	895
	326,021	290,659
Less current maturities	(8,109)	(21,563)
	$317,912	$269,096

Bank Credit Facility — On August 29, 2001, the Company entered into a new $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility (which may be increased to $100 million, subject to certain limitations).  The $128.5 million outstanding under the Company’s prior credit facility was repaid with the proceeds from the new term loan.  Quarterly repayments on the term loan begin in December 2001.  The revolving credit facility matures in June 2006.  Loans bear interest at the Company’s option of (1) the bank’s base rate (as defined) plus a margin of from 1.00% to 2.75%, depending on leverage as defined, or (2) adjusted LIBOR (as defined) plus a margin of from 2.25% to 4.00%, depending on leverage as defined.  The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions.  As of September 30, 2001, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock.  As of September 30, 2001, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% Senior Notes— In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006.  The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company.  The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants.  As of September 30, 2001, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

The 10.25% Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

11.50% Senior Notes— During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”).  Mandatory annual principal payments of $6 million commence in July 2001 continuing through July 2005.  Semi-annual interest payments are required.  The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes.  As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2002 — $8,094; 2003 — $8,741; 2004 — $7,834; 2005 — $7,566; 2006 — $293,249.

 Note 4 — Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Note 5 — Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive loss was as follows for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(6,762)	$(4,144)	$(18,471)	$(18,365)
Foreign currency translation adjustment	(275)	(145)	(365)	(425)
Unrealized loss on marketable securities	—	(4,648)	—	(21,368)
Cumulative effect of adoption of SFAS No. 133	—	—	(1,287)	—
Unrealized loss on derivative instruments instrum instrument derivativediinsnstruments	(3,688)	—	(5,375)	—
Comprehensive loss	$(10,725)	$(8,937)	$(25,498)	$(40,158)

Note 6 — Effect of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” which eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.  The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001.  The remaining provisions in this statement will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.  The adoption of this statement will not impact the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.  The provisions in this statement are effective January 1, 2002.  The Company has not determined the potential impact on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact this statement will have on the Company's consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the Company's consolidated financial statements.

Note 7 — Extraordinary Item

In August 2001, the Company retired its 1999 bank credit facility.  As a result of the early retirement, the Company wrote off related unamortized debt issuance costs of $2.1 million.

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements — Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. When used in this Quarterly Report, the words “expects,” “anticipates,” “estimates,” “believes,” “no assurance,” and similar expressions, and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks and uncertainties discussed in this Quarterly Report, such factors include, among others, the following:  the impact of competition and changes to the competitive environment for the Company’s products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed,  from time to time, in the Company’s filings with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date of this Quarterly Report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Guest Pay Interactive Services. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on–demand movies, music and music videos, network–based Nintendo video games, Internet enhanced television, and high-speed Internet access services.  Guest Pay packages may also include satellite-delivered basic and premium cable television programming that is paid for by the hotel and provided to guests at no charge, and other interactive services such as video review of room charges, video checkout, guest surveying, advertising and merchandising services.

The Company's Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming.  The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non–exclusive distribution rights to recently–released major motion pictures, (ii) nominal one–time license fees paid for independent films, (iii) license fees for other interactive services, (iv) Internet connectivity costs, and (v) the commission retained by the hotel.  Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance and personal property taxes.

The Company installed its systems in the following number of rooms, net of de-installations, during the three months and twelve months ended September 30, 2001:

	Periods Ended
	September 30, 2001
	Three Months	Twelve Months
Guest Pay interactive rooms	25,146	85,382
Nintendo video game rooms	28,777	89,871
Internet services rooms	33,383	94,945

The room installations for the twelve months ended September 30, 2001 represent increases of 12.0% for Guest Pay interactive rooms, 13.2% for Nintendo video game rooms, and 493% for Internet services rooms over the number of installed rooms at September 30, 2000.  De-installation activity is generally less than 2% of the installed number of rooms.

The Company's base of installed rooms was comprised as follows at September 30:

	2001	2000
Guest Pay interactive rooms (1)	794,359	708,977
Nintendo video game rooms	771,678	681,807
Internet services rooms	120,199	20,254
Total rooms served (2)	874,030	793,858

(1) – 100% of Guest Pay interactive rooms are served by the Company’s on-demand movie system (as compared to a scheduled movie system that shows movies at predetermined times).

(2) – Total rooms served represent rooms receiving one or more of the Company’s services, including rooms served by international licensees.

Free-to-Guest and Other Services. In addition to Guest Pay interactive services, the Company provides satellite-delivered basic and premium cable television programming for which the hotel, rather than its guests, pays the charges.  The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free–to–guest programming pursuant to multi–year agreements and pays a monthly fee per room, which varies depending on incentive programs in effect from time to time.

To meet the needs of its hotel customers related to the Company’s service offerings, the Company provides a variety of other services to its hotel customers including the sale of system equipment and service parts and labor.  Results from these other services and free-to-guest services delivered to rooms not receiving Guest Pay interactive services are included in the “other” components of revenues and direct costs in the statements of operations.

InnMedia LLC.  During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC, to offer hotel guests new and innovative interactive television content such as high speed Internet access through the television as well as customized hotel and guest information.  Under this arrangement, InnMedia will supply Internet portal and interactive television content to Hilton and other hotels using LodgeNet’s broadband, interactive system.  InnMedia will report the operations of these activities, of which LodgeNet and Hilton will equally share, and will pay LodgeNet a fee for use of LodgeNet’s system.  The arrangement includes $5 million financing commitments from both LodgeNet and Hilton to fund start-up and near-term operational costs.  The Company accounts for its investment in InnMedia using the equity method of accounting and has recorded equity losses of $1.5 million for the first nine months of 2001.

InnMedia began delivery of content and services in the third quarter of 2001 under the arrangement described above.  In connection with these transactions, the Company charged InnMedia for system access fees of $332,000, connectivity costs of $531,000 and support and administrative expenses of $569,000.  As of September 30, 2001, the Company had a receivable from InnMedia of $1.5 million and a payable to InnMedia of $720,000.

Discussion and Analysis of Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue Analysis.  The Company's total revenue for the third quarter of 2001 increased 9.1%, or $4.8 million, in comparison to the third quarter of 2000.  The following table sets forth the components of revenue (in thousands) for the quarter ending September 30:

	2001		2000
		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue
Guest Pay	$54,572	94.6	$50,232	95.0
Other	3,109	5.4	2,662	5.0
	$57,681	100.0	$52,894	100.0

Guest Pay interactive revenue increased 8.6%, or $4.3 million, in the third quarter of 2001 in comparison to the same quarter of 2000.  This increase was attributable to a 11.1% increase in the average number of installed Guest Pay interactive rooms, offset by a 2.3% decrease in average monthly revenue per room.  The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending September 30:

	2001	2000
Average monthly revenue per room:
Movie revenue	$18.43	$19.03
Other interactive service revenue	4.93	4.87
Total per Guest Pay room	$23.36	$23.90

Average movie revenue per room decreased 3.2% due to a 550 basis point decrease in occupancy levels, partially offset by 3.1% increase in average movie prices.  Average other interactive service revenue per room increased 1.2% due to increased revenue from Internet access services and cable television programming services.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue increased $447,000 or 16.8% due to increased equipment sales to international licensees.

Gross Profit.  Gross profit totaled $32.8 million for the third quarter ended September 30, 2001, an increase of 4.4% over the third quarter of 2000 on a 9.1% increase in revenue.

	2001	2000
Gross profit:
Guest Pay	$31,718	$29,723
Other	1,129	1,737
	$32,847	$31,460

Gross profit margin:
Guest Pay	58.1%	59.2%
Other	36.3%	65.3%
Composite	56.9%	59.5%

Gross profit on Guest Pay interactive services increased 6.7%, or $2.0 million, on a 8.6% increase in related revenue.  Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) generally tend to vary directly with revenue.  The gross profit margin decreased from 59.2% to 58.1% primarily due to increased revenue from free-to-guest and Internet services which generally earn a lower profit margin in relation to movie revenue.

Gross profit on other services decreased $608,000 or 35.0% in the third quarter of 2001 from the prior year quarter and the gross profit margin decreased from 65.3% to 36.3%.  These decreases were due to increased equipment sales to international licensees which generally earn a lower profit margin.

The Company's overall gross profit margin decreased to 56.9% in the current quarter from 59.5% in the year earlier quarter due the decreases in gross margin from Guest Pay interactive services as described above and the shift in sales from the more profitable Guest Pay interactive services to other revenue (95.0% in the third quarter of 2000 to 94.6% in the third quarter of 2001).

Operating Expenses.  The following table sets forth information in regard to the Company's operating expenses for the quarter ending September 30 (dollar amounts in thousands):

	2001		2000
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$7,183	12.4	$7,120	13.4
Selling, general and administrative	5,340	9.3	5,020	9.5
Depreciation and amortization	16,295	28.3	16,497	31.2
Total operating expenses	28,818	50.0	28,637	54.1

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $63,000 or 0.9% from the prior year quarter was due to a 11.1% increase in average installed rooms offset by lower per room operating costs as a result of greater operating efficiencies.  Per average installed room, Guest Pay operations expenses were $3.08 per month in the third quarter of 2001 as compared to $3.39 per month in the third quarter of 2000.

Selling, general and administrative expenses increased $320,000 or 6.4% in the third quarter of 2001 compared to the year earlier quarter due to increased payroll related expenses.

Depreciation and amortization expenses decreased 1.2% to $16.3 million in the third quarter of 2001 from $16.5 million in the year earlier quarter.  This decrease was due to the continued increase in fully-depreciated assets remaining in service, offset by the increase in the number of installed Guest Pay interactive rooms in service since the prior year quarter.  As a percentage of revenue, depreciation and amortization expenses decreased to 28.3% in the current quarter from 31.2% in the third quarter of 2000.

Operating Income (Loss).  Due to increased revenue from Guest Pay interactive services and decreased operating expenses as a percent of revenue, the Company generated operating income of $4.0 million in the third quarter of 2001 compared to $2.8 million in the third quarter of 2000.

Investment Losses.  Global Interactive Communications Corporation – Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998.  In the second quarter of 2001, the Company sold its equity interest in GICC and has no further financing obligation to GICC.  No losses were recorded relating to this investment under the equity method of accounting in the third quarter of 2001.

InnMedia LLC – As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000.  The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $790,000 in the third quarter of 2001.

Interest Expense.  Interest expense increased $738,000 or 10.6%, to $7.7 million during the third quarter of 2001 due to increases in long-term debt to fund the Company's continuing expansion of its business.  Average principal amount of long-term debt outstanding during the quarter ended September 30, 2001 was approximately $315 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $282 million (at an average interest rate of approximately 9.9%) during the comparable period of 2000.

Extraordinary Item.  The Company retired its February 1999 bank credit facility during the third quarter of 2001 and recorded an extraordinary charge of $2.1 million associated with the write off of unamortized debt issuance costs.

Net Loss.  For the reasons previously described, the Company's net loss increased to $6.8 million in the third quarter of 2001 from a net loss of $4.1 million in the prior year quarter.

EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 5.2% to $20.3 million in the third quarter of 2001 as compared to $19.3 million in the prior year quarter.  This increase is primarily due to a 11.1% increase in the average number of installed rooms receiving Guest Pay interactive services, the related increase in Guest Pay revenue and greater operating efficiencies as described above.  As a percentage of total revenue, EBITDA decreased to 35.2% in the current quarter compared to 36.5% in the prior year quarter.

EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long–term debt and to fund the Company's continuing growth.

Discussion and Analysis of Results of Operations

Nine Months Ended September 30, 2001 and 2000

Revenue Analysis.  The Company's total revenue for the nine months ended September 30, 2001 increased 10.1%, or $15.1 million, in comparison to the nine months ended September 30, 2000.  The following table sets forth the components of revenue (in thousands) for the nine months ending September 30:

	2001		2000
		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue
Guest Pay	$155,676	95.0	$141,253	95.0
Other	8,141	5.0	7,503	5.0
	$163,817	100.0	$148,756	100.0

Guest Pay interactive revenue increased 10.2%, or $14.4 million, in the first nine months of 2001 in comparison to the same period of 2000.  This increase was attributable to a 10.1% increase in the average number of installed Guest Pay interactive rooms.  The following table sets forth information in regard to average monthly revenue per Guest Pay room for the nine months ending September 30:

	2001	2000
Average monthly revenue per room:
Movie revenue	$18.34	$18.54
Other interactive service revenue	4.59	4.36
Total per Guest Pay room	$22.93	$22.90

Average movie revenue per room decreased slightly due to lower occupancy levels in the first nine months of 2001 compared to 2000, partially offset by higher movie prices. Average other interactive service revenue per room increased 5.3% due to increased revenue from Internet access services and cable television programming services.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue increased $638,000 or 8.5% due to increased equipment sales to international licensees.

Gross Profit.  Gross profit totaled $94.7 million for the nine months ended September 30, 2001, an increase of 9.1% over the first nine months of 2000 on a 10.1% increase in revenue.

	2001	2000
Gross profit:
Guest Pay	$91,755	$83,498
Other	2,953	3,305
	$94,708	$86,803

Gross profit margin:
Guest Pay	58.9%	59.1%
Other	36.3%	44.0%
Composite	57.8%	58.4%

Gross profit on Guest Pay interactive services increased 9.9%, or $8.3 million, on an 10.2% increase in related revenue.  Guest Pay direct costs (primarily studio license fees, video game license fees and the commission retained by the hotel) generally tend to vary directly with revenue.  The gross profit margin decrease from 59.1% to 58.9% was primarily due to increased revenue from Internet services which generally earn a lower profit margin in relation to movie revenue.

Gross profit on other services decreased $352,000 or 10.7% in the first nine months of 2001 from the prior year first nine months and the gross profit margin decreased from 44.0% to 36.3%.  These decreases were due to increased equipment sales to international licensees which generally earn a lower profit margin.

The Company's overall gross profit margin decreased to 57.8% in the first nine months of this year from 58.4% in the prior year first nine months due to the decreases in gross margin from Guest Pay interactive services and other revenue as described above.

Operating Expenses.  The following table sets forth information in regard to the Company's operating expenses for the period ending September 30 (dollar amounts in thousands):

	2001		2000
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$21,647	13.2	$20,923	14.1
Selling, general and administrative	16,050	9.8	14,475	9.7
Depreciation and amortization	49,168	30.0	49,038	33.0
Total operating expenses	$86,865	53.0	$84,436	56.8

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $724,000 or 3.5% from the prior year first nine months was due to a 10.1% increase in average installed rooms, partially offset by lower per room operating costs as a result of greater operating efficiencies.  Per average installed room, Guest Pay operations expenses were $3.19 per month in the first nine months of 2001 as compared to $3.39 per month in the same period of 2000.

Selling, general and administrative expenses increased $1.6 million or 10.9% in the first nine months of 2001 compared to the year earlier period due to increased payroll related expenses and other professional fees.  In addition, the Company incurred approximately $250,000 of one-time fees related to an employee benefit plan.

Depreciation and amortization expenses increased $130,000 or 0.3% to $49.2 million in the first nine months of 2001 from $49.0 million in the year earlier period.  This increase was due to the increase in the number of installed Guest Pay interactive rooms in service since the prior year quarter, offset by the continued increase in fully-depreciated assets remaining in service.  As a percentage of revenue, depreciation and amortization expenses decreased to 30.0% in the first nine months of 2001 from 33.0% in the year earlier period.

Operating Income (Loss).  Due to increased revenue from Guest Pay interactive services, increased gross profit margin and decreased operating expenses as a percent of revenue, the Company generated operating income of $7.8 million in the first nine months of 2001 compared to $2.4 million in the first nine months of 2000.

Investment Losses.  Global Interactive Communications Corporation – Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998.  In the second quarter of 2001, the Company sold its equity interest in GICC and has no further financing obligation to GICC.  In the first quarter of 2001, losses of $183,000 relating to this investment were recorded under the equity method of accounting.

InnMedia LLC – As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000.  The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $1.5 million in the first nine months of 2001.

Interest Expense.  Interest expense increased $1.2 million or 6.0%, to $22.1 million in the first nine months of 2001 due to increases in long-term debt to fund the Company's continuing expansion of its business.  Average principal amount of long-term debt outstanding during the nine months ended September 30, 2001 was approximately $302 million (at an average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $282 million (at an average interest rate of approximately 9.9%) during the comparable period of 2000.

Extraordinary Item.  The Company retired its February 1999 bank credit facility during the third quarter of 2001 and recorded an extraordinary charge of $2.1 million associated with the write off of unamortized debt issuance costs.

Net Loss. For the reasons previously described, the Company's net loss increased to $18.5 million in the first nine months of 2001 from a net loss of $18.4 million in the prior year quarter.

EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 10.9% to $57.0 million in the first nine months of 2001 as compared to $51.4 million in the first nine months of 2000.  This increase is primarily due to a 10.1% increase in the average number of installed rooms receiving Guest Pay interactive services, the related increase in Guest Pay revenue and greater operating efficiencies as described above.  As a percentage of total revenue, EBITDA increased to 34.8% in the current period compared to 34.6% in the same period of 2000.

EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long–term debt and to fund the Company's continuing growth.

Recent Accounting Developments

See Note 6 in the notes to consolidated financial statements.

Seasonality

The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors.  Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

Historically, the growth of the Company’s business has required substantial amounts of capital.  The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business.  Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness.  For 2000, capital expenditures were $60.2 million and net cash provided by operating activities was $41.2 million.  During the first nine months of 2001, capital expenditures were $60.5 million as compared to $44.1 million in the first nine months of 2000, and net cash provided by operating activities was $37.8 million as compared to $33.6 million in the same period of 2000.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures between $16 to $19 million during the remaining three months of 2001 and $70 to $80 million in 2002.  The Company’s cash requirements for 2002 are expected to include $8.1 million of payments for principal maturities of long-term debt.  In addition, the Company has committed up to $5 million of financing to InnMedia LLC, of which $2.5 million had been funded as of September 30, 2001.  The Company has funded the remaining $2.5 million during the fourth quarter of 2001.

The Company believes that its operating cash flows and borrowings available under its new $75 million revolving credit facility will be sufficient to fund the Company’s future growth and financing obligations, as contemplated under its current five-year business plan, depending on the rate of growth of its business and other factors.  The Company may increase the revolving credit facility to $100 million, subject to certain conditions.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard.  The actual amount and timing of the Company’s capital expenditures will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations and other factors.

September 11th Impact

The tragic events of September 11th had an adverse effect on the overall travel industry. Occupancy rates for the lodging industry following the attacks of September 11th were down significantly from the same period of 2000.  While all hotel properties were affected by the attacks, occupancy declines were most pronounced in the urban and airport type properties, as defined by Smith Travel Services. Properties defined as highway and suburban properties were less impacted. The Company’s business is clearly linked to the effects of changes in occupancy rates.

Geographically, the Company’s room base is diversified with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

Since the initial decline in occupancy rates during the two to three weeks following September 11th, occupancy rates have been improving but remain below the levels experienced in the prior year. During the fourth quarter of 2001, occupancy rates are forecasted to continue improving but are expected to remain substantially below the levels of the fourth quarter of 2000.

To help mitigate the decline of occupancy on operating profit and EBITDA, the Company has taken steps to reduce operating expenses and capital spending.  The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest.  At September 30, 2001, the Company had debt totaling $326 million.  The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements.  After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $276 million and variable rate debt of $50 million at September 30, 2001.  For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.5 million.  The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $500,000 assuming other variables remain constant.

Foreign Currency Transactions.  A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada.  The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars.  The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar.  In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period.  Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar.  No significant foreign currency fluctuations occurred in the third quarter of 2001 to materially impact consolidated results of operations or financial condition.

Part II — Other Information

Item 1 — Legal Proceedings

The Company is subject to litigation arising in the ordinary course of business.  As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

Item 2 — Changes in Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4  — Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.     Exhibits:

10.37  Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet Entertainment

Corporation.

10.38  Credit Agreement Dated as of August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein.

b.  Reports on Form 8-K:

                The Company filed no Reports on Form 8-K during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: November 12, 2001	/ s / Scott C. Petersen
Scott C. Petersen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2001	/ s / Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)