Form 10-K405
period 2001-12-31
LODGENET ENTERTAINMENT CORP
filed 2002-03-20
CIK 911002

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22334

LodgeNet Entertainment Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	46-0371161 (IRS Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota 57107
(Address of Principal Executive Offices) (Zip Code)

(605) 988-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

        As of March 6, 2002, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $202,000,000 based on the March 6, 2002 closing price of $16.82. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

        The number of shares of common stock of the Registrant outstanding as of March 6, 2002 was 12,301,023 shares.

        DOCUMENTS INCORPORATED BY REFERENCE—Portions of the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 58 pages, excluding exhibits. The exhibit index appears on page 31.

Table of Contents

Item 1	—	Business	1
		Overview	1
		Markets and Customers	2
		Services and Products	3
		Operations	4
		Competition	7
		Business Strategy	8
		Regulation	10
		Employees	10
Item 2	—	Properties	11
Item 3	—	Legal Proceedings	11
Item 4	—	Submission of Matters to a Vote of Security Holders	11
Item 5	—	Market for Registrant's Common Equity and Related Stockholder Matters	12
		Dividends	12
		Stockholder Rights Plan	12
Item 6	—	Selected Financial Data	14
Item 7	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	—	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8	—	Financial Statements and Supplementary Data	30
Item 9	—	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 10	—	Directors and Officers of the Registrant	30
Item 11	—	Executive Compensation	30
Item 12	—	Security Ownership of Certain Beneficial Owners and Management	30
Item 13	—	Certain Relationships and Related Transactions	30
Item 14	—	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31

        As used herein (unless the context otherwise requires) "LodgeNet", the "Company" and/or the "Registrant" mean LodgeNet Entertainment Corporation and its consolidated subsidiaries.

i

PART I

Item 1—Business

Overview

        LodgeNet, the world's largest provider of broadband services to the hospitality industry, specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of December 31, 2001, the Company provided interactive and television services to approximately 5,400 hotel properties, more properties than any other provider in the world. Its services include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, high-speed Internet access, and other interactive services designed to serve the needs of the lodging industry and the traveling public. The Company has installed its interactive television system in more than 812,000 of its rooms, which host more than 260 million guests on an annual basis.

        The Company's services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, Nintendo video games, music and music videos, Internet-enhanced television which does not require a laptop for access, and high-speed laptop Internet access services (all of which are referred to by the Company as Guest Pay interactive services). Service packages may also include satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge (referred to by the Company as free-to-guest services). The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah's, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, plus various major REITs and management companies such as MeriStar, Felcor, Flagstone, Prime, WestCoast Hospitality, as well as many independent properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names.

        As shown in the table below, the Company has experienced substantial revenue growth over the past five years, primarily as the result from the rapid expansion of the number of rooms installed with the Company's interactive services. Since 1997, the Company's interactive room base has increased by over 58% while its revenue has increased nearly 60%. During the same period, the Company's EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) has increased by 110% to a record $75.1 million in 2001, while its EBITDA margin improved to 36.4% from 26.3%. The Company realized an increase of approximately 3% in its Net Loss since 1997, but experienced a 48% decrease in Net Loss in 2001 versus 2000. Despite the heavy investment associated with the Company's strong room growth, the Company's leverage ratio and interest coverage show marked improvement during the five year period.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Selected Operations Data:
Total Guest Pay interactive rooms(1)	812,149	725,075	661,691	596,806	511,851
Total rooms served(1)(2)	890,546	806,112	761,509	703,325	613,407
Total Revenue	$216,895	$196,817	$181,272	$166,351	$135,710
EBITDA(3)	$75,128	$67,764	$60,100	$48,576	$35,696
EBITDA margin(3)	34.6%	34.4%	33.2%	29.2%	26.3%
Net Loss	$(26,408)	$(39,014)	$(36,428)	$(39,912)	$(25,619)
Ratio of total long-term debt to EBITDA(3)	4.33x	4.29x	4.71x	5.52x	5.14x
Ratio of EBITDA to interest expense(3)	2.48x	2.44x	2.21x	2.09x	1.90x

(1)
End of year statistics.

(2)
Total rooms served include those rooms receiving one or more of the Company's services, including rooms served by international licensees.
(3)
EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results, the Company's ability to service its long-term obligations, the Company's ability to fund continuing growth, and the Company's ability to continue as a going concern.

        The Company provides its services throughout the United States and Canada, and in other select countries through licensing arrangements with established companies in those areas. The Company's contracts are exclusive and typically have initial, non-cancelable terms of five to seven years. As of December 31, 2001, the Company's average remaining contract term was in excess of four years. The exclusive nature of these contracts allows the Company to estimate (based on certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

        The Company designs, develops, owns and operates the broadband, interactive television systems installed at each property. The interactive system connects each individual hotel room to a server, referred to as the "headend", located in the hotel. Because of the flexible and modular design of the system architecture, the Company can periodically upgrade its software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.

        In 2001, the Company introduced its new interactive digital system that enhances and expands the delivery of content and services through its interactive television network, providing travelers with enhanced levels of choice, convenience and control in the guest room. In addition to the on-demand movies, Nintendo video games, and other services already provided by the Company's installed tape-based systems, the new interactive digital system offers (i) increased variety and availability of video selections; (ii) digital music and music videos; (iii) TV-based Internet access; (iv) access to Internet-sourced content; (v) on-screen controls that allow the guest more viewing control and flexibility; (vi) improved guest marketing and merchandising capabilities; and (vii) a system architecture that transmits video and music content via satellite, resulting in operating cost reductions for the Company. Currently, the Company has installed the interactive digital system in over 115,000 rooms or 14% of its installed base. The Company plans to continue to install its new digital system in newly installed hotel properties and in existing sites as current service contracts are successfully renewed and extended.

        The Company's long-term business strategy is based on five key elements: (i) continue to expand the Company's interactive room base; (ii) increase revenue per room from the expanded installation of the new digital system; (iii) continue to increase operating margins; (iv) continue to integrate cost-effective system technologies; and (v) drive the Company toward free cash flow and profitability.

        The Company's principal executive offices are located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107, (605) 988-1000.

Markets and Customers

        Domestic Market.    The Company's primary market for its services is in the mid-size and large hotel segments within the United States and Canada. Based on industry sources, the Company estimates that these segments account for approximately 78%, or 3.5 million, of the lodging industry's estimated 4.5 million rooms. Furthermore, whereas the Company currently serves over 812,000 interactive rooms as of December 31, 2001, the Company believes that significant growth opportunities remain available through (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers whose contracts expire over the next few years.

        Diversified Customer Base.    The Company believes that its interactive hotel base is well-diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2001, no single state or province accounted for more than 10% of the hotel properties served by the Company. In segmenting the Company's hotel base according to six demographic classifications set by industry sources, no segment of the Company's served hotels represented more than 30% of its interactive base. The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah's, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, as well as many individual properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. No single contract represented greater than 10% of the Company's revenue for the year ended December 31, 2001. In 2000, the Company signed a contract with Hilton to install, on an exclusive basis, its interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its Hilton managed and franchised properties.

        International Market.    The Company also provides services in select international countries—primarily countries located in Central and South America—through licensing arrangements with established entities in these areas. Under the arrangements, the Company does not provide any capital investment. Instead, the Company sells equipment and licenses its interactive television system and technologies to the licensee and receives a royalty based on gross revenue. Financial information related to the Company's international operations is included within the Company's consolidated financial statements. While the Company has no current plans to expand internationally, it has considered opportunities in Europe where properties and demographics fit the Company's business model.

Services and Products

        Guest Pay Interactive Services.    The Company's primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of the Company's broadband system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based Nintendo video games, music services, and Internet-enhanced television. Guest Pay packages may also include satellite-delivered basic and premium cable television programming which are paid for by the hotel and provided to guests free of charge, as well as other interactive services such as review of room charges and video checkout, guest surveying, merchandising, and other services that enable hotel owners to broadcast informational and promotional messages.

        In May 1993, the Company entered into a non-exclusive license agreement with Nintendo to provide hotels with a network-based Nintendo video game system. In May 1998, this agreement was revised and extended for ten years. Pursuant to this extended agreement, Nintendo provides the Company with access to its video game system and games. The Company uses its broadband system architecture to allow guests to play the video games over the hotel master antenna system. Hotel guests are charged a fee based on the amount of time they play the video games. The Company had over 788,000 rooms installed—97% of its room base—with the Nintendo video game systems as of December 31, 2001.

        In 2001, the Company began wide-scale deployment of its new interactive digital system. In addition to the services already offered in its existing systems, this new digital system allows guests to choose from an expanded menu of digital video as well as digital music selections. Rooms having the Company's new digital system generate greater revenue due to the increased variety and availability of video content, the introduction of digital music services, access to Internet content through the television, improved guest marketing and merchandising capabilities, and on-screen controls that allow the guest more viewing control and flexibility. Additionally, the new interactive digital systems are equipped so that content such as on-demand movies and music are updated and delivered via satellite to the Company's system within the hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the content, but also ensures that all of the Company's digital hotels can offer the content as of the first date available for exhibition. As of December 31, 2001, the Company had over 115,000 digital interactive television rooms.

        The revenues generated from Guest Pay interactive services at any given property are dependent upon a number of factors: (i) the occupancy rate at the property; (ii) the "buy rate" or percentage of occupied rooms that purchase a movie, video game, music service, Internet access or other interactive service offered at the property; and (iii) the price of the service purchased by the hotel guest. Occupancy rates vary by property based on the property's competitive position within its marketplace, over time based on seasonal factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns. Historically, the properties served by the Company have experienced higher occupancy rates versus the industry average. Buy rates generally reflect the hotel's guest mix profile, the popularity of the available programming and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. The price charged for each programming option is established by the Company and is set according to the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title by title basis and may be higher in some locations and for certain highly-popular titles.

        Free-to-Guest and Other Services.    In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Programming is delivered via satellite and distributed to guest rooms over the network. The hotel pays the Company a fixed monthly charge per room for each programming channel selected and provides these channels to its guests free of charge. Premium channels, such as HBO, Showtime and The Disney Channel, broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

        The Company also provides a variety of other services to its hotel customers including the sale of system equipment and service parts and labor. The Company believes that these services complement its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

Operations

        Contracts.    The Company provides its Guest Pay interactive services under contracts with lodging properties that generally run for a term of five to seven years. Over the five year period ended December 31, 2001, the average initial term of new contracts was six and a half years. The Company's contracts typically provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set prices, and allow the

Company to terminate the contract and remove its systems if the results of operation of the Company's system installed at the hotel do not meet the Company's return on investment criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, the Company installs its system in the hotel free of charge and retains ownership of all equipment utilized in providing its services. The terms contained in the contract with corporate-managed hotels for any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges, coincident with the collection of room and other charges made by the hotel guest, and the hotel remits monthly to the Company. The hotels retain a commission from such charges, which varies depending on the size and profitability of the system and other factors. The Company generally seeks to extend and renew hotel contracts in advance of their expiration on substantially similar terms. The average remaining life of the Company's current Guest Pay interactive contracts exceeds four years with less than 11% of these contracts coming up for renewal before 2003.

        Technology, Product Development and Patents.    The Company designs and develops its own broadband interactive television systems. Because such systems utilize an open architecture platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company's interactive television system incorporates the Company's scaleable broadband system architecture with commercially manufactured, readily available electronic and computer components and hardware.

        The Company's broadband system architecture utilizes the Company's proprietary, two-way digital communications design to process and respond rapidly to input commands from the viewer. This capability enables the Company to provide sophisticated interactive television services such as on-demand movies, network-based Nintendo video games, music services, Internet-enabled television, and a variety of other interactive services such as review of room charges and video checkout, guest surveying, and other guest services.

        The Company's interactive systems consist of equipment located within the guest room connected via a local cable distribution network to a headend (associated equipment required for the reception, amplification and modulation of signals) located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held television remote control and a video game controller. In-room equipment may also include an infrared computer keyboard and a desktop device which allows for a high-speed Internet connection. Video and music programming originates from the system headend and is transmitted to individual rooms over the network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using the Company's proprietary high-speed communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also automatically records purchase transactions and billing data to the hotel's accounting system, which automatically posts the charge to the guest's bill.

        It is the Company's policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company currently owns eleven United States patents, and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company's interactive systems. The Company also licenses industry-related technology from third parties.

        The Company uses a number of registered and unregistered trademarks for its products and services. The Company has applications for registration pending for certain unregistered trademarks,

and those trademarks for which the Company has not sought registration are governed by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company's business, the Company has taken legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademarks are generally well recognized by consumers of its products and are associated with a high level of quality and value.

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

        The Company markets its services to hotel guests by means of an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. The system also generates a "Welcome Channel", which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company's system.

        Installation and Service Operations.    The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company emphasizes the use of Company-employed service personnel residing in 25 locations throughout the United States and Canada, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company's service organization has responsibility for approximately 88% of the Guest Pay interactive hotel rooms served by the Company. Service personnel are responsible for all preventive and corrective systems maintenance. The Company's installation personnel prepare engineering surveys at each hotel, install the Company's systems, train the hotel staff to operate the systems and perform quality control tests.

        The Company maintains a toll-free customer support hot line, TechConnectionSM, which is staffed 24 hours a day, 365 days a year by trained support technicians. The on-line diagnostic capability of the Company's systems enables the Company to identify and resolve a majority of reported system malfunctions from the Company's service control center without visiting the hotel property. When a service visit is required, the modular design of the Company's systems permits installation and service personnel to replace only those components which are defective at the hotel site.

        Programming.    The Company obtains non-exclusive rights to show recently-released major motion pictures from motion picture studios pursuant to a master agreement with each studio. The license period and royalty rate for each movie are pre-determined, with the studio receiving a percentage of the Company's gross revenue from the movie. For recently-released motion pictures, the Company typically obtains rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. Generally, studios make a master of their movies available for distribution sufficiently in advance of the release dates for the lodging industry so that all of the Company's hotels can offer the movies as of the first date they are available for exhibition. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures and which permits the Company to distribute the films as necessary to its hotel sites. The Company also obtains non-exclusive rights to market its digital music services through an agreement with a third party vendor whereby the Company pays a predetermined percentage of the gross revenue from the music service. The Company obtains its selection of Nintendo video games pursuant to a ten year non-exclusive license agreement with Nintendo entered into in 1998. Under the terms of the agreement, the Company pays Nintendo a monthly fee based on the number of rooms offering Nintendo video game services. The Company continuously monitors guests' entertainment selections and adjusts its programming to respond to viewing patterns.

        The Company obtains its basic and premium cable television programming pursuant to multiyear license agreements and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms. In January 2000, the Company entered into a multi-year agreement with DIRECTV, Inc. to make DIRECTV® programming available to the properties it serves.

        Suppliers.    The Company contracts directly with various electronics firms for the manufacture and assembly of certain of its systems hardware, the design of which is controlled by the Company. The Company has found these suppliers to be dependable and generally able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company's systems are standard commercial products, such as computers, hard drives, modulators and amplifiers that are available from multiple sources. The Company believes its anticipated growth can be accommodated through existing suppliers.

Competition

        Based on the number of hotels served, the Company is the largest provider of interactive television services to the lodging industry, serving over 5,400 hotels. Competition in this industry is very active and includes virtually all aspects of the entertainment industry. Market participants include, but are not limited to (i) other interactive television service providers (such as On Command Corporation, Hospitality Networks, SeaChange, InRoomVideo, and other international providers); (ii) cable television companies (such as AT&T, AOL Time Warner, Cox Cable, and Comcast); (iii) direct broadcast satellite companies (such as DirecTV and EchoStar Communications); (iv) television networks and programmers (such as ABC, NBC, CBS, FOX, HBO, and Showtime); (v) internet service providers and portals (such as AOL Time Warner and Yahoo); (vi) companies offering web sites that provide on-demand movies; and (vii) rental companies that provide videocassettes and DVDs that can be viewed in hotel rooms. Lodging industry guests also obtain entertainment and information from print media (such as newspapers, magazines, and books), concerts, sporting events, and movie theatres. Given the dynamism of communications technology, the Company expects to continue to confront new sources of competition—many of which have access to cheaper and more available financing.

        A number of potential competitors could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including some of the aforementioned franchised and wireless cable operators, telecommunications companies, Internet service and digital broadcast service providers. Some of these potential competitors are already providing free-to-guest or Internet-related services to the lodging industry and have announced plans to offer guest pay services. Some of these companies have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company's. To respond to competition, the Company will need to continue to enhance its interactive systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

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

        The Company, currently serving more than 812,000 interactive hotel rooms, believes that its competitive advantages include: (i) its broadband, interactive television system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies, network-based video games, music services, Internet-enhanced television, and high speed Internet connectivity; (ii) the flexible design of the Company's system which enables it to add enhancements or integrate new technologies and services as they become commercially available and economically viable; (iii) high quality customer support and field service operations; and (iv) an experienced management team and well-trained professional sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company's products and services.

        While the Company believes that its system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company's system. There can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

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

Business Strategy

        Continue to Expand Interactive Room Base.    Within the Company's target market of hotels with 75 or more rooms (which is estimated to contain 3.5 million hotel rooms), the Company believes substantial opportunity exists for continued, selective growth in its Guest Pay interactive room base. The Company estimates that 350,000 rooms are presently not served by any interactive services provider and fit its target economic profile. The Company also estimates that 100,000 newly constructed lodging units will open within the next two years that meet or exceed target criteria. In addition, the Company estimates that another 300,000 rooms will be approaching contact expiration with the Company's competitors over the next two years. Historically, LodgeNet has had significant success in capturing such rooms. Over the last five years, 30% of the Company's growth has come from other providers while during the same time, the Company has lost an average of less than 2% of its installed base. Of those hotels that the Company did not renew, a majority were at the discretion of the Company as the expected return on required renewal upgrade capital did not meet the Company's return criteria. The Company believes that the cost-effective and flexible design of its scaleable interactive digital system which offers enhanced revenue opportunities, combined with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand and retain its interactive room base pursuant to long-term contracts. Internationally, the Company intends to continue to expand into selected countries in Asia, Latin America, Europe and other regions through licensing agreements with established entities in those areas.

        Increase Revenue per Room from Expanded Installation of New Digital System.    The Company plans to increase the revenue it realizes from each Guest Pay interactive room by expanding and enhancing the scope of its interactive television programming. The Company intends to continue installing its new interactive digital system in new rooms and in selected existing systems in exchange for long term extensions of its service contracts. The Company's new interactive digital system, which is currently installed in 14% of the Company's rooms, generates increased revenue per room due to the increased variety and availability of video content, digital music services, Internet-enabled content, improved marketing and merchandising capabilities, and on-screen controls that allow the guest more viewing control and flexibility.

        Continue to Increase Operating Margins.    Complementing the Company's room and revenue growth objectives is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. Since 1997, the Company has increased its EBITDA margin to 34.6% from 26.3% as it spread its expenses related to corporate overhead and operating infrastructure over a larger base of installed rooms, as well as a broader range of revenue generating sources. Further, the Company's new digital system is expected to lower operating costs as the platform distributes video and music content via satellite, eliminating videotape and shipping costs as well as a technician's visit to the hotel to load the content. The on-line diagnostic capabilities of the Company's systems also enable the Company to identify and resolve a majority of reported system malfunctions from the Company's service control center without visiting the hotel property. The Company believes that further efficiencies will be achieved as it continues to expand the number of installed rooms and the scope of its interactive television and Internet access offerings.

        Continue to Integrate Cost-effective System Technologies.    The Company intends to continue to use its product design and development expertise to make system improvements as well as lower the installation cost of new and upgraded systems. Lower installation costs allow the Company to economically install its system into more diverse hotel properties as the Company makes its investment decisions based upon estimates of future revenues, cash flows and rates of return related to the contracts. In addition, lower installation and upgrade costs increase the return on invested capital for any given revenue stream. Lastly, system enhancements typically increase the market demand for the Company's interactive systems based on new system features and benefits and many times also increase the revenue generating capability of the system.

        Drive the Company toward Free Cash Flow and Profitability.    The Company believes that successful execution of the aforementioned business strategies will lead it to increased operating cash flow and profitability. During 2001, the Company generated $46.6 million in cash flow from operations and $9.1 million of operating income. The expansion of the Company's interactive digital room base coupled with the renewal of its current room base pursuant to long term contracts at capital reinvestment levels substantially below the cost of a new interactive room will tend to drive increased revenue, EBITDA and operating income. Given a relatively stable level of projected capital investment over the next several years, the Company anticipates that it will begin reducing its level of outstanding long-term debt and associated interest costs, all of which will create more cash flow from operations and ultimately net income.

Regulation

        Cable Television Regulation.    The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, (collectively, the "Communications Act") governs the regulation of cable systems. The law defines a "cable system" as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel and those systems do not use public rights-of-way. Consequently, the Company is not required to comply with many of the Federal Communication Commission's ("FCC") rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

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

        Internet Regulation.    The Internet-based services offered by the Company potentially may be affected by various laws and government regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, new laws and regulations may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the Company's Internet-based services and products or otherwise have an adverse effect on the Company.

        On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services ("ITV") over cable television. The FCC sought comment on, among other things, an appropriate definition of ITV services, whether access to a high-speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The FCC has not yet taken any action in response to this proceeding. It is not possible at this time to predict the outcome of the proceedings or its effect on the Company.

        The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the video programming industry. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors, and Internet service providers operate. The Company cannot predict the outcome of these proceedings or their impact upon its operations at this time.

Employees

        As of December 31, 2001, the Company had 787 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

Item 2—Properties

        The Company's headquarters, including its distribution center and principal executive offices, are located in Sioux Falls, South Dakota. The facility occupies approximately 228,500 square feet including approximately 126,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The opening of the facility in 1997 allowed the Company to consolidate its local operations into a single, multipurpose facility which is designed to enhance operational efficiency and to facilitate any necessary future expansion needs of the Company. The Company believes that its facility is sufficient to accommodate its foreseeable local operational space requirements.

        The Company leases 24 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and Canada. Twenty-three of these facilities occupy less than 3,500 square feet and one occupies over 7,700 square feet.

Item 3—Legal Proceedings

        The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock currently trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "LNET". The Company's Common Stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of its initial public offering. As of March 6, 2002 there were outstanding 12,301,023 shares of the Company's Common Stock.

        The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ NMS.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2001	17.75	13.87	March 31, 2000	26.75	18.56
June 30, 2001	19.97	13.50	June 30, 2000	27.25	17.50
September 30, 2001	23.20	8.90	September 30, 2000	29.25	21.13
December 31, 2001	18.10	11.74	December 31, 2000	29.00	11.88

        On March 6, 2002, the closing price of the Company's Common Stock, as reported by NASDAQ NMS was $16.82. Stockholders are urged to obtain current market quotations for the Company's Common Stock. As of March 6, 2002 there were 124 stockholders of record of the Company with approximately 87% of the shares held in "street name". The Company estimates that as of March 6, 2002 there were more than 2,500 stockholders of the Company.

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

        If the Company is acquired without the approval of the directors who are neither officers of the Company nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 15% of the common stock of the Company without such approval, the rights become exercisable for common stock with a market value of two times the exercise price

        Prior to a 15% acquisition or the expiration of the rights, the Company may redeem the rights at a price of $.01 per right. The rights are also redeemable in connection with a merger or other similar transaction not involving a 15% acquirer or if the acquirer has acquired less than 15% and there are no other acquirers.

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

Item 6—Selected Financial Data

        The following is a summary of Selected Financial Data derived from the audited financial statements. The data should be read in conjunction with the Company's Consolidated Financial Statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein. Dollar amounts are in thousands, except for per share and per room amounts.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues:
Guest Pay	$206,001	$186,718	$169,850	$146,481	$116,276
Other	10,894	10,099	11,422	19,870	19,434

Total revenue	216,895	196,817	181,272	166,351	135,710
Direct costs	92,090	82,450	78,490	74,008	58,512

Gross profit	124,805	114,367	102,782	92,343	77,198
Operating expenses	115,685	112,073	103,460	102,282	85,262

Operating income (loss)	9,120	2,294	(678)	(9,939)	(8,064)
Gain on sale of investments	—	—	14,739	—	—
Investment losses	(2,790)	(13,593)	(24,323)	(6,550)	—
Interest expense	(30,306)	(27,809)	(27,210)	(23,261)	(18,837)
Interest income	348	419	1,414	213	1,836

Loss before income taxes, extraordinary loss and cumulative effect of accounting change	(23,628)	(38,689)	(36,058)	(39,537)	(25,065)
Provision for income taxes	(689)	(325)	(370)	(375)	(344)

Loss before extraordinary loss and cumulative effect of accounting change	(24,317)	(39,014)	(36,428)	(39,912)	(25,409)
Extraordinary loss (1)	(2,091)	—	—	—	—
Cumulative effect of accounting change (2)	—	—	—	—	(210)

Net loss	$(26,408)	$(39,014)	$(36,428)	$(39,912)	$(25,619)

Per common share (basic and diluted):
Loss before extraordinary loss and cumulative effect of accounting change	$(1.99)	$(3.21)	$(3.05)	$(3.45)	$(2.25)
Extraordinary loss	(.17)	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	(.02)

Net loss	$(2.16)	$(3.21)	$(3.05)	$(3.45)	$(2.27)

Other Data:
EBITDA (3)	$75,128	$67,764	$60,100	$48,576	$35,696
EBITDA margin (3)	34.6%	34.4%	33.2%	29.2%	26.3%
Capital expenditures (4)	$78,386	$60,195	$51,226	$69,660	$104,377
Depreciation and amortization	66,008	65,470	60,778	55,215	43,760
Ratio of total long-term debt to EBITDA (3)	4.33x	4.29x	4.71x	5.52x	5.14x
Ratio of EBITDA to interest expense (3)	2.48x	2.44x	2.21x	2.09x	1.90x
Operating Data:
Guest Pay rooms served (5)
On-demand	812,149	725,075	661,691	581,893	484,070
Scheduled	—	—	—	14,913	27,781

Total Guest Pay rooms	812,149	725,075	661,691	596,806	511,851

Rooms with Nintendo® game systems (5)	788,196	697,703	627,592	546,324	448,969
Rooms with Digital services (5)	115,378	—	—	—	—
Free-to-guest rooms served (5)	449,485	405,977	399,046	384,324	341,030

Total rooms served (5) (6)	890,546	806,112	761,509	703,325	613,407
Average monthly revenue per Guest Pay room:
Movie revenue	$17.93	$18.19	$18.62	$18.44	$17.86
Other interactive service revenue	4.48	4.27	3.85	3.62	3.28

Total	$22.41	$22.46	$22.47	$22.06	$21.14

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$1,528	$4,059	$1,644	$5,240	$1,021
Total assets	291,485	281,605	305,275	306,030	260,294
Total debt	325,831	290,659	282,990	268,093	183,396
Total stockholders' equity (deficit)	(67,568)	(36,426)	(5,504)	11,774	49,579
	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Cash Flows Data:
Cash provided by operating activities	$46,477	$41,180	$40,782	$13,243	$16,653
Cash used for investing activities	(77,995)	(50,248)	(55,445)	(77,578)	(104,377)
Cash provided by financing activities	29,039	11,510	11,030	68,608	2,610

(1)
The Company retired its 1999 bank credit facility and recognized an extraordinary charge for debt issuance costs due to early redemption of debt.

(2)
Represents a charge for the effect of adopting EITF Issue 97-13 related to accounting for certain business reengineering costs.

(3)
EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results, the Company's ability to service its long-term obligations, the Company's ability to fund continuing growth, and the Company's ability to continue as a going concern.

(4)
Presented as cash used for property and equipment additions and business acquisitions as reported in the Statement of Cash Flows.

(5)
End of year statistics.

(6)
Total rooms served include those rooms receiving one or more of the Company's services, including rooms served by international licensees.

Special Note Regarding Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings "Overview", "Markets and Customers", "Services and Products", "Operations", "Competition", "Business Strategy", and "Regulation", in Item 3 under the heading "Legal Proceedings", and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements". When used in this Annual Report, the words "expects," "anticipates," "estimates," "believes," "no assurance" and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company's products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

Overview

        LodgeNet, the world's largest provider of broadband services to the hospitality industry, specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of December 31, 2001, the Company provided interactive and television services to approximately 5,400 hotel properties, more properties than any other provider in the world. Its services include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, high-speed Internet access, and other interactive services designed to serve the needs of the lodging industry and the traveling public. The Company has installed its interactive television system in more than 812,000 of its rooms, which host more than 260 million guests on an annual basis.

        Guest Pay Interactive Services.    Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based video games, Internet-enabled television, and high-speed Internet access services. Guest Pay packages may also include additional satellite-delivered basic and premium cable television, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge.

        The Company's Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company's systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) nominal one-time license fees paid for independent films; (iii) license fees for other interactive services; (iv) Internet connectivity costs; and (v) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

        During the years ended December 31, the Company installed its systems in the following number of rooms, net of de-installations:

	2001	2000	1999
Guest Pay interactive rooms	87,074	63,384	64,885
Nintendo video game rooms	90,315	70,111	81,268
Digital services rooms	115,378	—	—

        De-installation activity is generally less than 2% of the total installed number of rooms.

        The Company's base of installed rooms was comprised as follows at December 31:

	2001	2000	1999
Guest Pay interactive rooms (1)	812,149	725,075	661,691
Nintendo video game rooms	788,196	697,703	627,592
Digital services rooms	115,378	—	—
Total rooms served (2)	890,546	806,112	761,509

(1)
— 100% of Guest Pay interactive rooms are served by the Company's on-demand movie system (as compared to scheduled a movie system that shows movies at predetermined times).

(2)
— Total rooms served, representing rooms receiving one or more of the Company's services, including rooms served by international licensees.

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

        InnMedia LLC.    During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC. InnMedia services provide hotel guests new and innovative interactive television content through Internet-enabled television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet's broadband, interactive system for which it pays LodgeNet a fee for the use of LodgeNet's system. The arrangement includes a $5 million financing commitment from LodgeNet and a $5 million financing commitment from Hilton to fund start-up and near-term operational costs. The Company has a 50% equity interest in InnMedia and accounts for its investment using the equity method of accounting. For the years ended December 31, 2001 and 2000, the Company recorded equity losses of $2.6 million and $3.0 million respectively.

        InnMedia began delivery of content and services in the third quarter of 2001 under the arrangement described above. In connection with the services provided, the Company charged

InnMedia for system access fees of $866,000, connectivity costs of $1.2 million, and support and administrative expenses of $1.4 million. During the fourth quarter of 2001, the Company completed the $5 million financing commitment to InnMedia. InnMedia is projected to need an additional round of financing during the second quarter of 2002. The Company, Hilton, and InnMedia are exploring options regarding future funding plans for InnMedia. As of December 31, 2001, the Company had a receivable from InnMedia of $531,000, a payable to InnMedia of $773,000 and an investment balance of $167,000.

Critical Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company has significant influence, but not effective control generally represented by common stock ownership of at least 20% but not more than 50%, are accounted for using the equity method of accounting for an investment.

        Foreign Currency Translation—The assets and liabilities of the Company's Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

        Long-Lived Assets—The Company reviews the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

        Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred. Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Years
Buildings	30
Guest Pay systems:
System components	5 - 7
In-room equipment	2 - 5
Other equipment	3 - 10

        Software Development—The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system's estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $1,152,000, $2,818,000 and $1,554,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and amortization of such costs was $1,529,000, $1,445,000 and $1,178,000 respectively. The Company charged $842,000, $507,000 and $704,000 to operations for each of the years presented related to research and development activities.

        Revenue Recognition—In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000. Adoption of SAB 101 did not impact the Company's revenue recognition policies.

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

        Concentration of Credit Risks and Customer Data—The Company derives virtually all of its revenue from entities in the lodging industry; however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $500,000 at December 31, 2001 and $800,000 at December 31, 2000. The provision for doubtful accounts was $148,000 in 2001, $340,000 in 2000, and $441,000 in 1999.

        Derivative Financial Instruments—The Company has entered into interest rate swap arrangements to manage certain exposures to fluctuations in interest rates. The Company does not utilize these instruments for speculative or trading purposes. The interest rate swaps effectively change the underlying debt from a variable rate to a fixed interest rate for the term of the swaps. Net amounts paid or received are reflected as adjustments to interest expense.

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

        At January 1, 2001, the Company had interest rate swap agreements on $100 million of long-term debt. The swap agreements, which expire $50 million in March 2003 and $50 million in December 2005, have been designated as, and meet the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreements of approximately $1.3 million, with the offset recorded in equity as a component of accumulated other comprehensive loss. As of December 31, 2001, the fair value of the swap agreements was recorded as a liability of approximately $5.4 million.

        Income Taxes—The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

        Comprehensive Income—The Company follows SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which is comprised of net loss, foreign currency translation adjustments, unrealized gains (losses) on marketable securities available for sale and unrealized gains (losses) on derivative instruments, in the consolidated statement of stockholders' equity (deficit).

        Earnings Per Share Computation—The Company follows SFAS No. 128, "Earnings Per Share" which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Weighted average options on 2,261,948, 1,912,991, and 1,710,796 shares of common stock and warrants on 2,004,000, 823,000, and 480,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

        Stock-based Compensation—The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with SFAS No. 123, is disclosed on a pro forma basis in Note 11.

        Statements of Cash Flows—Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less. Cash paid for interest was $32,076,000, $27,879,000, and $27,081,000 during the years ended December 31, 2001, 2000, and 1999, respectively. Equipment acquired under capital lease arrangements totaled $1,100,000, $957,000, and $461,000 during the years ended December 31, 2001, 2000, and 1999, respectively. During 2000, the Company issued the right to purchase up to 2.1 million stock purchase warrants valued at $21,848,000 to Hilton Hotels Corporation (Hilton) (see Note 12) to acquire rights to deliver interactive television services in Hilton hotels. During 2001, the Company issued 48,156 stock purchase warrants valued at $534,000 to Hilton to acquire additional rights.

Results of Operations—Years Ended December 31, 2001 and 2000

Revenue Analysis

        The Company's total revenue for 2001 increased 10.2%, or $20.1 million, in comparison to 2000. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

	2001		2000
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Revenues:
Guest Pay	$206,001	95.0	$186,718	94.9
Other	10,894	5.0	10,099	5.1

Total	$216,895	100.0	$196,817	100.0

        Guest Pay Interactive Services.    Guest Pay interactive service revenue increased 10.3%, or $19.3 million, in 2001 as compared to 2000. This increase was primarily due to a 10.6% increase in the average number of installed Guest Pay rooms. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2001	2000
Average monthly revenue per room:
Movie revenue	$17.93	$18.19
Other interactive service revenue	4.48	4.27

Total per Guest Pay room	$22.41	$22.46

        Average movie revenue per room decreased 1.4% from 2000 due to a lower occupancy rate throughout the hotel industry, which was attributable to the tragic events of September 11th and the impact on the general economy, and due to a relatively less popular selection of major motion pictures during the early part of 2001. These factors were partially offset by higher prices charged for movies.

        Average other interactive service revenue per room increased 4.9% from the prior year. This increase was primarily due to (i) increased per room revenue from Internet services resulting from increased penetration of Internet services into Guest Pay rooms, an expanded selection of revenue generating Internet services, and increasing interest in Internet services from hotel guests; and (ii) increased revenue from cable television programming services resulting from decreased incentive credits granted to hotels and increases in the number of cable television programming channels supplied by hotels to their guests.

        Other Revenue.    Revenue from other sources is comprised of free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. The 7.9%, or $795,000, increase in other revenue was due to increased equipment sales to international licensees.

Expense Analysis

        Direct Costs.    The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

	2001	2000
Direct costs:
Guest Pay	$85,288	$76,586
Other	6,802	5,864

	$92,090	$82,450

Gross profit margin:
Guest Pay	58.6%	59.0%
Other	37.6%	41.9%
Composite	57.5%	58.1%

        Guest Pay interactive direct costs increased 11.4% to $85.3 million in 2001 from $76.6 million in the prior year. Guest Pay direct costs (movie license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. The nominal decrease to gross profit margin from 59.0% to 58.6% was primarily due to the shift from sales of higher margin Guest Pay interactive services to lower margin free-to-guest and Internet services.

        Other direct costs associated with other revenue increased $938,000 or 16.0% in 2001 from the prior year and the gross profit margin decreased from 41.9% in 2000 to 37.6% in 2001. The resulting decreased gross profit margin was due to lower profit margin sales of equipment to international licensees.

        The Company's overall gross profit increased 9.1% in 2001 to $124.8 million on a 10.2% increase in revenue as compared to 2000. As a percentage of revenue, the overall gross profit margin decreased to 57.5% in 2001 from 58.1% in the prior year. The decrease was due to increased equipment sales to international licensees, which generally earns a lower profit margin and a nominal shift in sales from higher margin Guest Pay interactive services such as movies to lower margin free to guest and Internet services.

        Operating Expenses.    The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

	2001		2000
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
Guest Pay operations	$28,698	13.2	$27,356	13.9
Selling, general and administrative	20,979	9.7	19,247	9.8
Depreciation and amortization	66,008	30.4	65,470	33.3

Total operating expenses	$115,685	53.3	$112,073	56.9

        Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased by $1.3 million or 4.9% in 2001 from the prior year. This increase is primarily attributable to the 10.6% increase in average installed Guest Pay interactive rooms in 2001 as compared to 2000. Offsetting the increased operating costs were improved cost controls and greater operating efficiencies. Per average installed room, Guest Pay operations expenses were $3.12 per month in 2001 as compared to $3.29 per month in 2000.

        Selling, general and administrative expenses increased 9.0% to $21.0 million in 2001 from $19.2 million in 2000. This increase was primarily due to increased payroll, related employee benefits, and outside professional fees. As a percentage of revenue, selling, general and administrative expenses were 9.7% in 2001 and 9.8% in 2000.

        Depreciation and amortization expenses increased 0.8% to $66.0 million in 2001 from $65.5 million in the prior year. This increase was due to the increase in the number of installed Guest Pay interactive rooms previously described, as well as the associated software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service since the prior year offset by the increase in fully depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses decreased to 30.4% in 2001 from 33.3% in 2000.

        Operating Income.    As a result of increased Guest Pay interactive revenue and decreased operating expenses as a percent of revenue driven by greater internal cost and operating controls, the Company generated operating income of $9.1 million in 2001 as compared to operating income of $2.3 million in 2000.

        Investment Losses.    Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet"), were merged with two non-affiliated entities to form Global Interactive Communications Corporation ("GICC"). GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million.

        The Company accounted for its investment in GICC using the equity method of accounting for an investment. During 1999, the management and board of GICC approved a plan to sell its assets. The Company recorded losses of $4.2 million and $22.1 million for the years ended 2000 and 1999, respectively. During first quarter 2001, the Company recorded equity losses of $183,000. In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. As of December 31, 2001, the Company has a receivable of $316,000 included in the accompanying consolidated balance sheets.

        Marketable Securities.    During the fourth quarter of 2000, the Company recorded losses on its investment in CMGI common stock of $6.4 million reflecting a market value decline in the securities, which was deemed to be permanent. The recorded value of this investment was $1.4 million as of December 31, 2000. During 2001, the Company sold the investment for $1.4 million.

        InnMedia LLC.    As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $2.6 million during 2001 and $3.0 million during 2000. During the fourth quarter of 2001, the Company completed the $5 million financing commitment to InnMedia. InnMedia is projected to need an additional round of financing during the second quarter of 2002. The Company, Hilton, and InnMedia are exploring options regarding future funding plans for InnMedia. As of December 31, 2001, the Company had a receivable from InnMedia of $531,000, a payable to InnMedia of $773,000 and an investment balance of $167,000.

        Interest Expense.    Interest expense increased to $30.3 million in 2001 from $27.8 million in 2000 due to increases in long-term debt to fund the Company's continuing expansion of its business. The average principal amount of long-term debt outstanding during 2001 was approximately $307 million (at a weighted average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $282 million (at a weighted average interest rate of approximately 9.9%) during 2000.

        Interest Income.    Interest income decreased by $66,000 to $353,000 in 2001 from $419,000 in 2000.

        Extraordinary Loss.    In August 2001, the Company retired its 1999 bank credit facility that was due in February 2005. As a result of the early retirement, the Company wrote off related unamortized debt issuance costs of $2.1 million as an extraordinary charge.

        EBITDA.    EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 10.9% to $75.1 million in 2001 as compared to $67.8 million in 2000. This increase was primarily due to a 10.6% increase in the average number of installed rooms receiving Guest Pay interactive services and the related increase in Guest Pay revenue, as well as increased gross profit earned on Guest Pay revenue and other revenue as described above. As a percentage of total revenue, EBITDA increased to 34.6% in 2001 as compared to 34.4% in 2000.

        EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results, the Company's ability to service its long-term obligations, the Company's ability to fund continuing growth, and the Company's ability to continue as a going concern.

Results of Operations—Years Ended December 31, 2000 and 1999

Revenue Analysis

        The Company's total revenue for 2000 increased 8.6%, or $15.5 million, in comparison to 1999. The following table sets forth the components of the Company's revenue (in thousands) for the years ended December 31:

	2000		1999
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Revenues:
Guest Pay	$186,718	94.9	$169,850	93.7
Other	10,099	5.1	11,422	6.3

Total	$196,817	100.0	$181,272	100.0

        Guest Pay Interactive Services.    Guest Pay interactive service revenue increased 9.9%, or $16.9 million, in 2000 as compared to 1999. This increase is primarily due to a 10.0% increase in the average number of installed Guest Pay rooms. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2000	1999
Average monthly revenue per room:
Movie revenue	$18.19	$18.62
Other interactive service revenue	4.27	3.85

Total per Guest Pay room	$22.46	$22.47

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

Expense Analysis

        Direct Costs.    The following table sets forth information regarding the Company's direct costs (in thousands) and gross profit margin for the years ended December 31:

	2000	1999
Direct costs:
Guest Pay	$76,586	$70,632
Other	5,864	7,858

	$82,450	$78,490

Gross profit margin:
Guest Pay	59.0%	58.4%
Other	41.9%	31.2%
Composite	58.1%	56.7%

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

  (ii)
  decreased video game license fees as the structure for license fees with Nintendo is such that incremental rooms are incurring license fees at lower rates, resulting in an overall lower rate as the Company adds rooms;

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

        Operating Expenses.    The following table sets forth information in regard to the Company's operating expenses (in thousands) for the years ended December 31:

	2000		1999
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
Guest Pay operations	$27,356	13.9	$24,908	13.7
Selling, general and administrative	19,247	9.8	17,774	9.8
Depreciation and amortization	65,470	33.3	60,778	33.6

Total operating expenses	$112,073	56.9	$103,460	57.1

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

        In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock that were subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain of $7.6 million during the fourth quarter of 1999.

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

        The Company accounted for its investment in GICC using the equity method of accounting for an investment. During 1999, the management and board of GICC approved a plan to sell its assets. The Company recorded losses of $4.2 million and $22.1 million for the years ended 2000 and 1999, respectively. During first quarter 2001, the Company recorded equity losses of $183,000. In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. As of December 31, 2001, the Company has a receivable of $316,000 included in the accompanying consolidated balance sheets.

        Across Media Networks.    Prior to the sale of AMN as described above, the Company recorded equity losses of $2.2 million in 1999 related to this investment.

        Marketable Securities.    During the fourth quarter of 2000, the Company recorded losses on its investment in CMGI common stock (described above related to the sale of 1stUp.com) of $6.4 million reflecting a market value decline in the securities, which was deemed to be permanent. The recorded value of this investment was $1.4 million as of December 31, 2000.

        InnMedia LLC.    As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 50% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $3.0 million during the fourth quarter of 2000. A significant portion of these losses represent one-time start-up and organizational-type costs.

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

        EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company's financing commitments. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

Recent Accounting Developments

        See Note 2 in the notes to consolidated financial statements.

Seasonality

        The Company's quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

Liquidity and Capital Resources

        Historically, the growth of the Company's business has required substantial amounts of capital. The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business. Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company's business and to service existing indebtedness. For 2000, capital expenditures were $60.2 million and net cash provided by operating activities was $41.2 million. For 2001, capital expenditures were $78.4 million and net cash provided by operating activities was $46.5 million. Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of between $70 and $80 million in 2002, as contemplated under its 2002 business plan. The Company's cash requirements for 2002 include $8.2 million of payments for principal maturities of long-term debt. The Company was in compliance with all covenants related to its bank debt and its Senior notes as of December 31, 2001.

        Effective August 29, 2001, the Company entered into a new $225.0 million bank facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility, which may be increased to $100 million, subject to certain limitations. The $128.5 million outstanding under the Company's prior credit facility was repaid with proceeds from the new term loan. As of December 31, 2001, the Company has $75.0 million available for borrowing under its revolving credit facility. The Company is not involved with any off-balance sheet financing arrangements. The Company believes that its operating cash flows and borrowings available under the revolving credit facility will be sufficient to fund the Company's future growth, financing obligations, and its negative working capital of $5.0 million for the year ended December 31, 2001, as contemplated under its 2002 business plan. However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company would cover the short fall through any combination of additional borrowings available under its current revolving credit facility and a reduction in capital spending. The Company also believes that it will continue to be in compliance with the covenants contained within the bank facility and the Senior notes.

September 11th Impact

        The tragic events of September 11th had an adverse effect on the overall travel industry. Occupancy rates for the lodging industry following the attacks of September 11th were down significantly from the same period of 2000. While all hotel properties were affected by the attacks, occupancy declines were most pronounced in the urban and airport type properties, as defined by Smith Travel Research, a leading industry research firm. Properties defined as highway and suburban properties were less impacted. While the average occupancy rate for the Company's served hotels is typically higher than the average of the entire lodging industry, the Company's business is clearly linked to the effects of changes in occupancy rates.

        Geographically, the Company's room base is diversified, with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

        Since the initial decline in occupancy rates during the two to three weeks following September 11th, occupancy rates have been improving but remain below the levels experienced in the prior year. During the fourth quarter of 2001, occupancy rates continued improving but remained below the levels of the fourth quarter of 2000.

        To help mitigate the effects of a decline in occupancy on operating profit and EBITDA, the Company took steps to reduce operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment.

Business Risks

        Dependence on Performance of the Lodging Industry.    The Company's business is closely connected to the performance of the hotel industry where occupancy rates may fluctuate resulting from various economic factors. Reduction in hotel occupancy resulting from business, economic, or other events, as in the case of the September 11th tragedy, would adversely impact the Company's results of operations.

        Risk of Technological Obsolescence.    The entertainment and communications industry is ever-changing as new technologies are introduced. Technological advances may result in an adverse competitive situation for the Company. While the Company mitigates risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that the Company will continue to be successful in these efforts.

        Dependence on Significant Customers.    The Company believes that its interactive hotel base is well-diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2001, no single state or province accounted for more than 10% of the hotel properties served by the Company. The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah's, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, plus various major REITs and management companies such as MeriStar, Felcor, Flagstone, Prime, WestCoast Hospitality, as well as many independent properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. Though the loss of any group of customers or the loss of significant number of hotel chains could have an adverse effect to the results of operations, the Company's diverse hotel base and locations mitigate the exposures. The fact that the Company's services are provided under long-term contracts also mitigates a large portion of this risk.

        Competition.    See Item 1—Business Competition.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

        Interest.    At December 31, 2001, the Company had debt totaling $326 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $276 million and variable rate debt of $50 million at December 31, 2001. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $25 million. The impact on earnings and cash flow for the next year resulting from a one-percentage point increase to interest rates would be approximately $500,000 assuming other variables remain constant.

        Foreign Currency Transactions.    A portion of the Company's revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company's operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company's Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of the Company's assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred during 2001 to materially impact consolidated results of operations or financial condition.

Item 8—Financial Statements and Supplementary Data

        See "Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

Item 9—Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10—Directors and Executive Officers of the Registrant

        The information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "Executive Officers", "Election of Directors—Board of Directors and Nominees" and "Compliance with Reporting Requirements of Section 16 of the Exchange Act" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11—Executive Compensation

        Information concerning executive remuneration and transactions is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13—Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled "Certain Transactions with Management and

Others" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Consolidated Financial Statements and Schedules—Reference is made to the "Index to Consolidated Financial Statements" of LodgeNet Entertainment Corporation, located at page F-1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2001 included herein.

  (b)
  Reports on Form 8-K—During the quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

  (c)
  Exhibits—Following is a list of Exhibits filed with this report. Exhibits 10.14, 10.15 and 10.20 constitute management contracts. Exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.22 and 10.23 constitute compensatory plans.

        If you would like a copy of any of the Exhibits listed herein, please submit a request in writing to LodgeNet Entertainment Corporation, Attention: Corporate Secretary, 3900 West Innovation Street, Sioux Falls, South Dakota 57107-7002, and the Company will provide you with such Exhibit(s) upon the payment of a nominal fee, such fee being limited to the expenses incurred by the Company in providing you with the requested Exhibit(s).

Exhibit No.
3.1	Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Registrant (1)
3.3	Amendment No. 1 to Restated Certificate of Incorporation of the Company (11)
4.1
Registration Rights Agreement dated as of December 16, 1996, between LodgeNet Entertainment Corporation and Morgan Stanley & Co. Incorporated, NatWest Capital Markets Limited and Montgomery Securities (6)
4.2	Indenture dated as of December 19, 1996, between LodgeNet Entertainment Corporation and Marine Midland Bank, as trustee, including the form of Senior Note (6)
4.3	Form of Senior Notes (included in Exhibit 4.2)
4.4	First Supplemental Indenture dated October 15, 1998, among LodgeNet Entertainment Corporation and Marine Midland Bank, as trustee, to the Indenture dated December 19, 1996 (see Exhibit 4.2)
10.1	LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)
10.2	License Agreement dated May 2, 1993 between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (2)
10.3	Stock Option Agreements dated as of February 29, 1988 between the Company and Tim C. Flynn, as extended by Extension Agreement dated as of July 15, 1991 (2)
10.4	Stock Option Agreements dated as of February 29, 1988 between the Company and Scott C. Petersen, as extended by Extension Agreement dated as of July 15, 1991(2)
10.5	Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O'Haugherty (2)

10.6	Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (2)
10.7	Form of Stock Option Agreement for Non-Employee Directors (3)
10.8	Form of Incentive Stock Option Agreement for Key Employees (3)
10.9
Securities Purchase Agreement, by and between LodgeNet Entertainment Corporation, John Hancock Mutual Life Insurance Company, Allstate Life Insurance Company, Connecticut Mutual Life Insurance and CMA Life Insurance Company, dated as of August 9, 1995 (4)
10.10	Amendment to Securities Purchase Agreement, dated as of December 19, 1996 (6)
10.11	Form of Executive Severance Agreement between the Company and each of Scott C. Petersen, John M. O'Haugherty, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (5)
10.12	First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (6)
10.13	Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. † (7)
10.14	Employment Agreement between the Company and Scott C. Petersen (8)
10.15	Form of Employment Agreement between the Company and each of David M. Bankers and John M. O'Haugherty (8)
10.16	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (9)
10.17	Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (9)
10.18	InnMedia LLC Operating Agreement effective as of October 9, 2000 (9)
10.19	Executive Severance Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)
10.20	Employment Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)
10.21
Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (11)
10.22	Amendment No. 2 dated as of December 6, 2001, to Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers.
10.23	Amendment No. 2 dated as of December 6, 2001, to Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O'Haugherty.
12.1	Statement of computation of ratios
21.1	Subsidiaries of the Company (12)

23.1	Consent of Independent Public Accountants

†Confidential Treatment has been requested with respect to certain portions of these agreements.

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

(7)
Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, March 25, 1999.

(8)
Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission, August 13, 1999.

(9)
Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission, November 14, 2000.

(10)
Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission, May 14, 2001.

(11)
Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission, November 14, 2001.

(12)
Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, March 30, 2001.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 15, 2002.

LODGENET ENTERTAINMENT CORPORATION
By:	/s/ SCOTT C. PETERSEN Scott C. Petersen President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 15, 2002.

Signature	Title	Date

/s/ SCOTT C. PETERSEN Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2002
/s/ GARY H. RITONDARO Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 15, 2002
/s/ R. DOUGLAS BRADBURY R. Douglas Bradbury	Director	March 15, 2002
/s/ LAWRENCE FLINN, JR. Lawrence Flinn, Jr.	Director	March 15, 2002
/s/ RICHARD R. HYLLAND Richard R. Hylland	Director	March 15, 2002
/s/ R. F. LEYENDECKER Richard R. Hylland	Director	March 15, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Entertainment Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Public Accountants

To LodgeNet Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, LodgeNet Entertainment Corporation and Subsidiaries adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" which changed its method of accounting for interest rate swaps and other derivatives.

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$1,528	$4,059
Marketable securities	—	1,398
Accounts receivable, net	26,677	26,553
Prepaid expenses and other	2,864	3,610

Total current assets	31,069	35,620
Property and equipment, net	240,274	224,927
Investments in and advances to unconsolidated affiliates	484	3,500
Debt issuance costs, net	9,176	7,121
Other assets, net	10,482	10,437

	$291,485	$281,605

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$14,502	$12,671
Current maturities of long-term debt	8,168	21,563
Accrued expenses and other	10,251	11,988
Deferred revenue	3,100	2,713

Total current liabilities	36,021	48,935
Long-term debt	317,663	269,096
Derivative instruments	5,369	—

Total liabilities	359,053	318,031

Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,284,998 and 12,212,039 shares outstanding at December 31, 2001 and 2000, respectively	123	122
Additional paid-in capital	151,990	150,663
Accumulated deficit	(212,389)	(185,981)
Accumulated other comprehensive loss	(7,292)	(1,230)

Total stockholders' equity (deficit)	(67,568)	(36,426)

	$291,485	$281,605

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollar amounts, except per share amounts, in thousands)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Guest Pay	$206,001	$186,718	$169,850
Other	10,894	10,099	11,422

Total revenues	216,895	196,817	181,272

Direct costs:
Guest Pay	85,288	76,586	70,632
Other	6,802	5,864	7,858

Total direct costs	92,090	82,450	78,490

Gross profit	124,805	114,367	102,782

Operating expenses:
Guest Pay operations	28,698	27,356	24,908
Selling, general and administrative	20,979	19,247	17,774
Depreciation and amortization	66,008	65,470	60,778

Total operating expenses	115,685	112,073	103,460

Operating income (loss)	9,120	2,294	(678)
Gain on sales of investments	—	—	14,739
Investment losses	(2,790)	(13,593)	(24,323)
Interest expense	(30,306)	(27,809)	(27,210)
Other income	348	419	1,414

Loss before income taxes	(23,628)	(38,689)	(36,058)
Provision for income taxes	(689)	(325)	(370)

Loss before extraordinary item	(24,317)	(39,014)	(36,428)
Extraordinary item—early extinguishment of debt	(2,091)	—	—

Net loss	$(26,408)	$(39,014)	$(36,428)

Per common share (basic and diluted):
Loss before extraordinary item	$(1.99)	$(3.21)	$(3.05)
Extraordinary item—early extinguishment of debt	(0.17)	—	—

Net loss	$(2.16)	$(3.21)	$(3.05)

Weighted average shares outstanding (basic and diluted)	12,248,301	12,145,109	11,948,660

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Dollar amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 1998	11,942,387	$119	$123,706	$(110,539)	$(1,512)	$11,774
Issuance of common stock	12,141	—	158	—	—	158
Common stock option activity	16,324	1	157	—	—	158
Comprehensive loss:
Net loss	—	—	—	(36,428)	—
Foreign currency translation adjustment	—	—	—	—	706
Unrealized gain on marketable securities	—	—	—	—	18,128
Comprehensive loss	—	—	—	—	—	(17,594)

Balance, December 31, 1999	11,970,852	120	124,021	(146,967)	17,322	(5,504)
Common stock option activity	241,187	2	2,326	—	—	2,328
Disgorged profits	—	—	2,468	—	—	2,468
Warrants issued (Note 12)	—	—	21,848	—	—	21,848
Comprehensive loss:
Net loss	—	—	—	(39,014)	—
Foreign currency translation adjustment	—	—	—	—	(424)
Unrealized loss on marketable securities	—	—	—	—	(18,128)
Comprehensive loss	—	—	—	—	—	(57,566)

Balance, December 31, 2000	12,212,039	122	150,663	(185,981)	(1,230)	(36,426)
Common stock option activity	72,959	1	793	—	—	794
Warrants issued (Note 12)	—	—	534	—	—	534
Comprehensive loss:
Net loss	—	—	—	(26,408)	—
Foreign currency translation adjustment	—	—	—	—	(693)
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	(1,287)
Unrealized loss on derivative instruments	—	—	—	—	(4,082)
Comprehensive loss	—	—	—	—	—	(32,470)

Balance, December 31, 2001	12,284,998	$123	$151,990	$(212,389)	$(7,292)	$(67,568)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(26,408)	$(39,014)	$(36,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,008	65,470	60,778
Gain on sales of investments	—	—	(14,739)
Investment losses	2,790	13,593	24,323
Non-cash portion of extraordinary item	2,091	—	—
Change in operating assets and liabilities:
Accounts receivable	(212)	3,011	(1,366)
Prepaid expenses and other	1,080	(1,948)	3,811
Accounts payable	1,435	(1,926)	886
Accrued expenses and deferred revenue	(86)	296	1,294
Other	(221)	1,698	2,223

Net cash provided by operating activities	46,477	41,180	40,782

Investing activities:
Property and equipment additions	(78,386)	(60,195)	(51,226)
Proceeds from (investment in) affiliates	(1,002)	2,747	(4,219)
Proceeds from sale of investments	1,393	7,200	—

Net cash used for investing activities	(77,995)	(50,248)	(55,445)

Financing activities:
Proceeds from long-term debt	150,000	—	75,000
Repayment of prior long-term debt	(81,428)	(39)	(38)
Payment of license rights liability	—	(5,294)	(4,954)
Payment of capital lease obligations	(498)	(453)	(577)
Borrowings under prior revolving credit facility	27,000	23,000	35,500
Repayments of prior revolving credit facility	(61,000)	(10,500)	(90,500)
Debt issuance costs	(5,829)	—	(3,559)
Stock option activity	794	2,328	158
Disgorged profits	—	2,468	—

Net cash provided by financing activities	29,039	11,510	11,030

Effect of exchange rates on cash	(52)	(27)	37

Increase (decrease) in cash and cash equivalents	(2,531)	2,415	(3,596)
Cash and cash equivalents at beginning of period	4,059	1,644	5,240

Cash and cash equivalents at end of period	$1,528	$4,059	$1,644

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—The Company

        LodgeNet, the world's largest provider of broadband services to the hospitality industry, specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of December 31, 2001, the Company provided interactive and television services to approximately 5,400 hotel properties, more properties than any other provider in the world. Its services include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, high-speed Internet access, and other interactive services designed to serve the needs of the lodging industry and the traveling public. The Company has installed its interactive television system in more than 812,000 of its rooms, which host more than 260 million guests on an annual basis.

        The Company's operating performance and outlook are strongly influenced by such factors as hotel occupancy levels and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company's interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

        The rapid growth of the Company's business has and is expected to continue to require capital resources in excess of operating cash flows. The Company believes that its operating cash flows and borrowings available under its revolving credit facility will be sufficient to fund the Company's growth plans, as contemplated under its current business plan. However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company would cover the short fall through any combination of additional borrowings available under its current revolving credit facility and a reduction in capital spending.

Note 2—Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company has significant influence, but not effective control generally represented by common stock ownership of at least 20% but not more than 50%, are accounted for using the equity method of accounting for an investment.

        Foreign Currency Translation—The assets and liabilities of the Company's Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about certain matters and items. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. The ultimate outcome of the matters and items may be different from the estimates and assumptions.

        Long-Lived Assets—The Company reviews the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

        Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred. Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Years
Buildings	30
Guest Pay systems:
System components	5-7
In-room equipment	2-5
Other equipment	3-10

        Software Development—The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system's estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $1,152,000, $2,818,000 and $1,554,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and amortization of such costs was $1,529,000, $1,445,000 and $1,178,000 respectively. The Company charged $842,000, $507,000 and $704,000 to operations for each of the years presented related to research and development activities.

        Revenue Recognition—In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000. Adoption of SAB 101 did not impact the Company's revenue recognition policies.

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

        Concentration of Credit Risks and Customer Data—The Company derives virtually all of its revenue from entities in the lodging industry; however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $500,000 at December 31, 2001 and $800,000 at December 31, 2000. The provision for doubtful accounts was $148,000 in 2001, $340,000 in 2000, and $441,000 in 1999.

        Derivative Financial Instruments—The Company has entered into interest rate swap arrangements to manage certain exposures to fluctuations in interest rates. The Company does not utilize these instruments for speculative or trading purposes. The interest rate swaps effectively change the underlying debt from a variable rate to a fixed interest rate for the term of the swaps. Net amounts paid or received are reflected as adjustments to interest expense.

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

        At January 1, 2001, the Company had interest rate swap agreements on $100 million of long-term debt. The swap agreements, which expire $50 million in March 2003 and $50 million in December 2005, have been designated as, and meet the criteria for cash flow hedges. Initial adoption of SFAS No. 133 resulted in the recording of a liability for the fair value of the swap agreements of approximately $1.3 million, with the offset recorded in equity as a component of accumulated other comprehensive loss. As of December 31, 2001, the fair value of the swap agreements was recorded as a liability of approximately $5.4 million.

        Income Taxes—The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

        Comprehensive Income—The Company follows SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which is comprised of net loss, foreign currency translation adjustments, unrealized gains (losses) on marketable securities available for sale and unrealized gains (losses) on derivative instruments, in the consolidated statement of stockholders' equity (deficit).

        Earnings Per Share Computation—The Company follows SFAS No. 128, "Earnings Per Share" which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Weighted average options on 2,261,948, 1,912,991, and 1,710,796 shares of common stock and warrants on 2,004,000, 823,000, and 480,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

        Stock-based Compensation—The Company measures compensation costs associated with its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. The effect of fair value based measurement of such costs on net loss and net loss per share, in accordance with SFAS No. 123, is disclosed on a pro forma basis in Note 11.

        Statements of Cash Flows—Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less. Cash paid for interest was $32,076,000, $27,879,000, and $27,081,000 during the years ended December 31, 2001, 2000, and 1999, respectively. Equipment acquired under capital lease arrangements totaled $1,100,000, $957,000, and $461,000 during the years ended December 31, 2001, 2000, and 1999, respectively. During

2000, the Company issued 2.1 million stock purchase warrants valued at $21,848,000 to Hilton Hotels Corporation (Hilton) (see Note 12) to acquire rights to deliver interactive television services in Hilton hotels. During 2001, the Company issued 48,156 stock purchase warrants valued at $534,000 to Hilton to acquire additional rights.

        Effect of Recently Issued Accounting Standards—In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions in this statement will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of this statement will not impact the Company's consolidated financial statements.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions in this statement are effective January 1, 2002. The Company has determined the adoption of this statement will not impact its consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined the adoption of this statement will not significantly impact its consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has determined the adoption of this statement will not significantly impact its consolidated financial statements.

        Reclassifications—Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported net loss or earnings per share.

Note 3—Investment Losses

        ResNet Merger/GICC Investment—Effective November 30, 1998, the operations of the Company's majority-owned subsidiary, ResNet Communications, LLC ("ResNet"), were merged with two non-affiliated entities to form Global Interactive Communications Corporation ("GICC"). GICC's business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million.

        The Company accounted for its investment in GICC using the equity method of accounting for an investment. During 1999, the management and board of GICC approved a plan to sell its assets. The

Company recorded losses of $4.2 million and $22.1 million for the years ended 2000 and 1999, respectively. During first quarter 2001, the Company recorded equity losses of $183,000. In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. Although GICC filed for bankruptcy protection in the third quarter of 2001, the Company expects to recover the full amount of its receivable which as of December 31, 2001, was $316,000 and is included in the accompanying consolidated balance sheets.

        Across Media Networks—In February 1998, the Company acquired an equity interest in Across Media Networks, Inc. ("AMN"), a creator and distributor of digitally produced on-screen content for television and the Internet. During the third quarter of 1999, the Company sold its interest in AMN in exchange for notes receivable of approximately $9.0 million, consisting of a $7.0 million note from the buyer which was paid in 2000 and a $2.0 million note from AMN due August 31, 2002. The $2.0 million note from AMN is fully reserved with no carrying balance as of December 31, 2001. The transaction resulted in a $7.1 million gain. Prior to the sale of AMN, the Company recorded equity losses related to this investment of $2.2 million in 1999.

        1stUp.com/CMGI Marketable Securities—In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. ("CMGI") in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock subject to certain sale and escrow restrictions. The aggregate market value of the shares was $9.8 million at the time the sales agreement was reached. After consideration of a discount to reflect the restrictions placed on the CMGI stock, the Company recorded a gain on this transaction of $7.6 million during the fourth quarter of 1999.

        The CMGI marketable securities were classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. During 1999, the unrealized gain on these securities was $18.1 million. In 2000, market value declines in these securities resulted in unrealized losses that offset the unrealized gain from 1999 and, in the fourth quarter of 2000, the Company recorded a charge to the income statement of $6.4 million to consider the market value decline as permanent. During the first half of 2001, the Company sold the CMGI marketable securities and received proceeds of $1.4 million with no gain recognized.

        InnMedia LLC.    During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC. InnMedia services provide hotel guests new and innovative interactive television content through Internet enhanced television as well as customized hotel and guest information. Under this arrangement, InnMedia will supply Internet portal and interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet's broadband, interactive system for which it pays LodgeNet a fee for the use of LodgeNet's system. The arrangement includes a $5 million financing commitment from LodgeNet and a $5 million financing commitment from Hilton to fund start-up and near-term operational costs. The Company has a 50% equity interest in InnMedia and accounts for its investment using the equity method of accounting. For the years ended December 31, 2001 and 2000, the Company recorded equity losses of $2.6 million and $3.0 million, respectively.

        InnMedia began delivery of content and services in the third quarter of 2001 under the arrangement described above. In connection with the services provided, the Company charged InnMedia for system access fees of $866,000, connectivity costs of $1.2 million, and support and administrative expenses of $1.4 million. During the fourth quarter of 2001, the Company completed the $5 million financing commitment to InnMedia. InnMedia is projected to need an additional round of financing during the second quarter of 2002. The Company, Hilton, and InnMedia are exploring options regarding future funding plans for InnMedia. As of December 31, 2001, the Company had a receivable from InnMedia of $531,000, a payable to InnMedia of $773,000 and an investment balance of $167,000.

Note 4—Fair Value of Financial Instruments

        Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Marketable securities	—	—	$1,398	$1,398
Interest rate swaps	(5,369)	(5,369)	—	(1,287)
Long-term debt	(325,831)	(343,902)	(290,659)	(286,868)

        Fair values were determined under the following methods: marketable securities—quoted market prices; long-term debt—interest rates currently available to the Company for debt with similar terms and maturities; interest rate swaps—quoted amount the Company would receive (pay) to terminate the swap agreements, considering current interest rates. For certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Note 5—Property and Equipment

        Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2001	2000
Land, building and equipment	$68,007	$62,432
Free-to-guest systems	24,798	20,175
Guest Pay systems:
Installed	399,520	349,313
System components	27,548	24,565
Software costs	14,793	12,816

Total	534,666	469,301
Less—Depreciation and amortization	(294,392)	(244,374)

Property and equipment, net	$240,274	$224,927

Note 6—Debt Issuance Costs

        Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. In conjunction with the Company's new bank credit facility described in Note 8, the Company capitalized $5,829,000 of additional debt issuance costs during the year ended December 31, 2001. Debt issuance costs of $4,766,000, related to the Company's prior facility, were written off with the unamortized portion resulting in an extraordinary item (see Note 13). No debt issuance costs were incurred in

2000. Amortization of such costs was $1,178,000 in 2001, $1,589,000 in 2000, and $1,486,000 in 1999. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2001	2000
Debt issuance costs	$13,582	$12,519
Accumulated amortization	(4,406)	(5,398)

	$9,176	$7,121

Note 7—Accrued Expenses

        Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2001	2000
Accrued taxes	$2,821	$2,294
Accrued compensation	3,267	2,396
Accrued interest	1,978	3,748
Other	2,185	3,550

	$10,251	$11,988

Note 8—Long-term Debt and Credit Facilities

        Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2001	2000
Bank Credit Facility:
Bank term loan	$149,625	$75,000
Revolving credit facility	—	34,000
10.25% senior notes	150,000	150,000
11.50% senior notes	24,000	30,000
Less unamortized discount	(333)	(523)
Capital leases	1,697	1,287
Other	842	895

	325,831	290,659
Less current maturities	(8,168)	(21,563)

	$317,663	$269,096

        Bank Credit Facility—On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility which may be increased to $100 million, subject to certain limitations. The $128.5 million outstanding ($67.5 million of term loan and $61 million of revolving credit facility) under the Company's prior credit facility was repaid with the proceeds from the term loan. The term loan matures in June 2006 and quarterly repayments began in December 2001. The term loan bears interest at the Company's option of (1) the bank's base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. The term loan interest rate as of December 31, 2001 was 6.59%. The revolving credit facility matures in June 2006 and loans bear interest at the Company's option of (1) the bank's base rate plus a margin of from 1.00% to

1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. As of December 31, 2001, the Company had not utilized the revolving credit facility and had $75 million available under this facility. Loans under the credit facility are secured by a first priority security interest in all of the Company's assets.

        The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of December 31, 2001, the Company had outstanding letters of credit totaling $2.0 million.

        The facility includes terms and conditions which require compliance in accordance with material adverse effect covenants as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of December 31, 2001, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

        10.25% Senior Notes—In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the "10.25% Notes"), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of December 31, 2001, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

        The 10.25% Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

        11.50% Senior Notes—During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the "11.50% Notes"). Mandatory annual principal payments of $6 million commenced in July 2001 continuing through July 2005. Semi-annual interest payments are required. The Company issued a total of 480,000 warrants (see Note 12) to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

        Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2002—$8,168; 2003—$8,814; 2004—$7,916; 2005—$7,642; 2006—$293,291.

        The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 9—Commitments and Contingencies

        Programming Agreements—The Company, through programming agreements, provides Guest Pay and free-to-guest programming services to the lodging industry. These agreements provide that the Company receives monthly revenue for such services. Such agreements contain various restrictions, including default and termination procedures, and generally range from five to seven years in duration. The Company has also entered into agreements with certain networks and studios which provide their programs for redistribution. Under these agreements, the Company pays fees which are based on revenue generated, or on rate schedules based on the number of sites under license by the Company. The agreements contain various restrictions, including default and termination procedures, and generally range from three to seven years in duration.

        Purchase Commitments—The Company has purchase commitments in the ordinary course of business, none of which are expected to result in losses.

        Capital Leases—As of December 31, 2001, the Company has total capital lease obligations of $1.697 million. Equipment acquired under capital lease arrangements totaled $1,100,000, $957,000, and $461,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

        Operating Leases—The Company has entered into certain operating leases, which at December 31, 2001, require future minimum lease payments, as follows: 2002—$454,000; 2003—$329,000; 2004—$150,000; 2005—$92,000; 2006—$66,000. The leases expire at dates ranging from 2002 to 2006. Rental expense under all operating leases was $536,000, $474,000, and $436,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        License Agreement—During the third quarter of 1998, the Company entered into an agreement with On Command Corporation ("On Command") to settle all matters of pending litigation between the companies and enter into cross licensing arrangements regarding the use of each of the companies' patented technologies. The cross licensing arrangements, in consideration of the relative fair value of the patents involved, provided for the Company to make cash payments to On Command totaling approximately $16 million plus interest, payable in three annual installments which commenced in 1998 and ended in 2000. The Company has capitalized the present value of the obligation to On Command based on the fair value of the license rights acquired. This value, net of amortization, is within other assets on the Company's consolidated balance sheets and is being amortized over the remaining average lives of the underlying patents, which as of December 31, 2001, range from five to eight years.

        Legal Proceedings—The Company is subject to legal proceedings and claims arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

Note 10—Stockholders' Equity

        Preferred Stock—There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company's certificate of incorporation, of which none were outstanding at December 31, 2001 and 2000. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

        Stockholder Rights Plan—On February 28, 1997, the Board of Directors of the Company authorized and adopted a Stockholder Rights Plan. Pursuant to the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 10, 1997.

        Initially, the rights are attached to all common stock certificates and no separate rights certificates will be distributed. The rights will separate from the common stock and be distributed upon the occasion of (i) a public announcement that a person, group or entity has acquired or obtained the right to acquire 15% or more of the common stock of the Company or (ii) ten days following the commencement of, or an announcement of the intention to make, a tender or exchange offer which would result in a person, group or entity becoming the holder of 15% or more of the Company's common stock. The rights are not exercisable until distributed.

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

Note 11—Stock Option Plans

        The Company has stock options plans which provide for the granting of up to 3,976,792 non-qualified or incentive stock options on the Company's common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the Company under these plans. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. Options totaling 6,700 expired as of December 31, 2001, and outstanding options expire beginning in 2002 through 2011. The following is a summary of the stock option activity for the years ending December 31:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1998	1,762,140	$10.45
Options granted	103,486	10.74
Options exercised	(16,661)	9.64
Options forfeited/canceled	(142,600)	11.53

Balance at December 31, 1999	1,706,365	9.68
Options granted	830,624	19.73
Options exercised	(241,187)	9.67
Options forfeited/canceled	(21,800)	18.35

Balance at December 31, 2000	2,274,002	13.32
Options granted	481,284	16.60
Options exercised	(72,959)	10.86
Options forfeited/canceled	(86,350)	17.87

Balance at December 31, 2001	2,595,977	$13.80

        The following is a summary of stock options outstanding as of December 31, 2001:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Term in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.23 to $0.46	83,303	1.8	$.23	83,303	$.23
$2.77 to $3.23	203,022	2.0	2.87	203,022	2.87
$6.46 to $9.79	229,877	4.7	8.84	209,627	8.87
$10.38 to $13.77	685,875	5.7	11.41	593,375	11.38
$14.00 to $24.89	1,393,900	8.5	18.19	438,417	18.21

	2,595,977	6.7	$13.80	1,527,744	$11.25

        The weighted average fair value of options granted during the year ended December 31 was as follows:

	2001	2000	1999
Weighted average fair value per option granted	$9.05	$10.71	$5.43

        The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield—none, (ii) weighted average risk-free interest rate—4.55% in 2001, 6.15% in 2000, and 5.54% in 1999; (iii) weighted average expected life—5.0 years, and (iv) weighted average expected volatility—58.8% in 2001, 54.6% in 2000, and 50.7% in 1999.

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

	2001	2000	1999
Net loss
As reported	$(26,408)	$(39,014)	$(36,428)
Pro forma	(30,765)	(47,592)	(36,990)
Loss per share
As reported	$(2.16)	$(3.21)	$(3.05)
Pro forma	(2.51)	(3.92)	(3.10)

Note 12—Warrants

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

        On October 9, 2000, the Company entered into an agreement with Hilton to provide LodgeNet's interactive television services into Hilton's owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over the next seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares relate to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares relate to hotels franchised through Hilton and will vest on a per room basis as LodgeNet obtains contracts for delivery of services to these hotels. The Company followed EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares will be measured and similarly accounted for upon delivery of the related room contracts. During 2001, 48,156 of these warrant shares were issued with a fair value of $534,000 and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life.

Note 13—Extraordinary Item

        In August 2001, the Company retired its 1999 bank credit facility that was due in February 2005. As a result of the early retirement, the Company wrote off related unamortized debt issuance costs of $2.1 million as an extraordinary charge.

Note 14—Employee Benefit Plans

        The Company sponsors defined contribution plans covering eligible employees. The plans provide for employer contributions based primarily on the level of employee participation. Contribution expense for the Company was $743,000, $635,000, $567,000, and in 2001, 2000, and 1999, respectively.

Note 15—Income Taxes

        Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2001	2000	1999
Domestic	$(23,583)	$(38,669)	$(35,572)
Foreign	(44)	(20)	(486)

Total	$(23,627)	$(38,689)	$(36,058)

        The provisions for income taxes of $689,000 in 2001, $325,000 in 2000, and $370,000 in 1999, consist of current state taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	55,050	37,481
Losses of unconsolidated affiliates	11,291	10,345
Reserves and accruals	2,256	2,282
Deferred credits	1,054	922
Book over tax depreciation	3,875	7,419
Unrealized loss on marketable securities	—	2,185
Gain on sale of investment	—	665

Deferred tax assets	73,526	61,299
Valuation allowance	(73,526)	(61,299)

Net deferred taxes	$—	$—

        The Company has net operating loss carryforwards of approximately $162 million for federal income tax purposes. Such carryforwards expire beginning in 2002 through 2016, and federal tax regulations limit the availability and timing of usage of carryforwards. The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

Note 16—Related Party Transactions

        The Company has advanced $1.3 million to a former officer as of December 31, 2001, under the terms of a promissory note providing for total advances of $1.5 million. Interest is payable monthly at the rate applicable to the Company under its revolving credit facility. The notes are secured by shares of the Company's stock held by the officer.

Note 17—Segment Information

        Effective with the ResNet merger transaction described in Note 3, the Company operates in one business segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2001	2000	1999
United States	$203,911	$185,721	$171,828
Canada	9,951	9,800	8,806
Other	3,033	1,296	638

Total	$216,895	$196,817	$181,272

        Long-lived assets by country based on the location of the asset were as follows at December 31 (in thousands of dollars):

	2001	2000	1999
United States	$230,387	$213,933	$192,827
Canada	9,887	10,994	11,507

Total	$240,274	$224,927	$204,334

Note 18—Selected Quarterly Financial Data (Unaudited)

        The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter Ending March 31,	Quarter Ending June 30,	Quarter Ending September 30,	Quarter Ending December 31,
2000:
Revenues	$47,733	$48,129	$52,894	$48,061
Gross profit	27,377	27,966	31,460	27,564
Net loss (1)	(7,682)	(6,539)	(4,144)	(20,649)
Per common share:
Net loss	$(.64)	$(.54)	$(.34)	$(1.69)
2001:
Revenues	$51,038	$55,098	$57,681	$53,078
Gross profit	30,015	31,846	32,847	30,097
Loss before extraordinary item	(6,782)	(4,928)	(4,671)	(7,937)
Net loss	(6,782)	(4,928)	(6,762)	(7,937)
Per common share:
Loss before extraordinary item	$(.56)	$(.40)	$(.38)	$(.65)
Net loss	(.56)	(.40)	(.55)	(.65)

(1)
Net loss for the quarter ended December 31, 2000 includes a $4.2 million charge to write-down the investment in GICC, equity losses of $3.0 million from InnMedia and losses on CMGI common stock totaling $6.4 million.

Report of Independent Public Accountants on Schedule

To LodgeNet Entertainment Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

LodgeNet Entertainment Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(Dollar amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period
Allowances deducted from related balance sheet accounts:
Year Ended December 31, 1999:
Allowance for Doubtful Accounts	$800	$441	$441	$800
Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$800	$336	$336	$800
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$800	$148	$448	$500

QuickLinks

Table of Contents
PART I
  Item 1—Business
  Overview
  Markets and Customers
  Services and Products
  Operations
  Competition
  Business Strategy
  Regulation
  Employees
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Dividends
  Stockholder Rights Plan
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Critical Accounting Policies
  Results of Operations—Years Ended December 31, 2001 and 2000
  Results of Operations—Years Ended December 31, 2000 and 1999
  Recent Accounting Developments
  Seasonality
  Liquidity and Capital Resources
  September 11th Impact
  Business Risks
  Item 7A—Quantitative and Qualitative Disclosures About Market Risk
  Item 8—Financial Statements and Supplementary Data
  Item 9—Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS LodgeNet Entertainment Corporation and Subsidiaries Index to Consolidated Financial Statements
Report of Independent Public Accountants
LodgeNet Entertainment Corporation and Subsidiaries Consolidated Balance Sheets (Dollar amounts in thousands, except share data)
LodgeNet Entertainment Corporation and Subsidiaries Consolidated Statements of Operations (Dollar amounts, except per share amounts, in thousands)
LodgeNet Entertainment Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) (Dollar amounts in thousands, except share data)
LodgeNet Entertainment Corporation and Subsidiaries Consolidated Statements of Cash Flows (Dollar amounts in thousands)
LodgeNet Entertainment Corporation and Subsidiaries Notes to Consolidated Financial Statements
  Note 1—The Company
  Note 2—Summary of Significant Accounting Policies
  Note 3—Investment Losses
  Note 4—Fair Value of Financial Instruments
  Note 5—Property and Equipment
  Note 6—Debt Issuance Costs
  Note 7—Accrued Expenses
  Note 8—Long-term Debt and Credit Facilities
  Note 9—Commitments and Contingencies
  Note 10—Stockholders' Equity
  Note 11—Stock Option Plans
  Note 12—Warrants
  Note 13—Extraordinary Item
  Note 14—Employee Benefit Plans
  Note 15—Income Taxes
  Note 16—Related Party Transactions
  Note 17—Segment Information
  Note 18—Selected Quarterly Financial Data (Unaudited)
Report of Independent Public Accountants on Schedule
LodgeNet Entertainment Corporation and Subsidiaries Schedule II—Valuation and Qualifying Accounts (Dollar amounts in thousands)