Form 10-Q
period 2002-03-31
LODGENET ENTERTAINMENT CORP
filed 2002-05-15
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission File Number 0-22334

LodgeNet Entertainment Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-0371161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota 57107
(Address of Principal Executive Offices) (ZIP code)

(605) 988-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

At May 1, 2002, there were 12,389,054 shares outstanding of the Registrant’s common stock, $0.01 par value.

This report contains a total of 20 pages

LodgeNet Entertainment Corporation

As used herein (unless the context otherwise requires) “LodgeNet”,  “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,059	$1,528
Accounts receivable, net	31,742	26,677
Prepaid expenses and other	3,111	2,864
Total current assets	35,912	31,069

Property and equipment, net	241,893	240,274
Investments in and advances to unconsolidated affiliates	—	484
Debt issuance costs, net	8,664	9,176
Other assets, net	9,884	10,482
	$296,353	$291,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,954	$14,502
Current maturities of long-term debt	8,958	8,168
Accrued expenses and other	13,748	10,251
Deferred revenue	3,140	3,100
Total current liabilities	41,800	36,021

Long-term debt	322,899	317,663
Derivative instruments	4,139	5,369
Total liabilities	368,838	359,053

Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,344,934 and 12,284,998 shares outstanding at March 31, 2002 and December 31, 2001, respectively	123	123
Additional paid-in capital	152,528	151,990
Accumulated deficit	(219,054)	(212,389)
Accumulated other comprehensive loss	(6,082)	(7,292)
Total stockholders’ equity (deficit)	(72,485)	(67,568)
	$296,353	$291,485

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Operations (Unaudited)

(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended March 31,
	2002	2001
Revenues:
Guest Pay	$52,637	$48,781
Other	2,372	2,257
Total revenues	55,009	51,038

Direct costs:
Guest Pay	21,361	19,649
Other	1,281	1,374
Total direct costs	22,642	21,023

Gross profit	32,367	30,015

Operating expenses:
Guest Pay operations	6,993	7,344
Selling, general and administrative	5,760	5,294
Depreciation and amortization	18,393	16,501
Total operating expenses	31,146	29,139

Operating income	1,221	876

Investment gains (losses)	280	(480)
Interest expense	(8,126)	(7,131)
Other income, net	84	66

Loss before income taxes	(6,541)	(6,669)
Provision for income taxes	(124)	(113)
Net loss	$(6,665)	$(6,782)

Per common share (basic and diluted):
Net loss	$(0.54)	$(0.56)
Weighted average shares outstanding	12,300,969	12,212,210

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(6,665)	$(6,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,393	16,501
Investment (gains) losses	(280)	480
Change in operating assets and liabilities:
Accounts receivable, net	(5,069)	(1,805)
Prepaid expenses and other	(237)	(404)
Accounts payable	1,455	2,789
Accrued expenses and other	3,538	2,743
Other	84	(176)
Net cash provided by operating activities	11,219	13,346

Investing activities:
Property and equipment additions	(18,817)	(17,863)
Proceeds from sale of investments	—	888
Proceeds from affiliates, net	763	267
Net cash used for investing activities	(18,054)	(16,708)

Financing activities:
Borrowings under revolving credit facility	7,000	6,000
Repayments of revolving credit facility	(550)	—
Repayment of long-term debt	(385)	(10)
Repayment of capital lease obligations	(122)	(113)
Exercise of stock options	423	4
Net cash provided by financing activities	6,366	5,881

Effect of exchange rates on cash	—	(37)
Increase (decrease) in cash and cash equivalents	(469)	2,482
Cash and cash equivalents at beginning of period	1,528	4,059
Cash and cash equivalents at end of period	$1,059	$6,541

Supplemental cash flow information:
Cash paid for interest	$4,793	$5,010

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2001, as filed with the Commission. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations for the full year due to seasonality inherent within the business.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows at (in thousands):

	March 31, 2002	December 31, 2001
Land, building and equipment	$69,076	$68,007
Free-to-guest equipment	24,466	24,798
Guest Pay systems:
Installed	413,380	399,520
System components	28,588	27,548
Software costs	15,300	14,793
Total	550,810	534,666
Less - depreciation and amortization	(308,917)	(294,392)
Property and equipment, net	$241,893	$240,274

Note 3 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at (in thousands):

	March 31, 2002	December 31, 2001
Bank Credit Facility:
Bank term loan	$149,250	$149,625
Revolving credit facility	6,450	—
10.25% senior notes	150,000	150,000
11.50% senior notes	24,000	24,000
Less unamortized discount	(290)	(333)
Capital leases	1,615	1,697
Other	832	842
	331,857	325,831
Less current maturities	(8,958)	(8,168)
	$322,899	$317,663

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility which may be increased to $100 million, subject to certain limitations.  The $128.5 million outstanding ($67.5 million of term loan and $61 million of revolving credit facility) under the Company’s prior credit facility was repaid with the proceeds from the term loan.  The term loan matures in June 2006 and quarterly repayments began in December 2001.  The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%.  The term loan interest rate as of March 31, 2002 was 5.91%.  The revolving credit facility matures in June 2006 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%.  The weighted average interest rate for the revolving credit facility as of March 31, 2002 was 5.38%.  Loans under the credit facility are secured by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions.  As of March 31, 2002, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require compliance with material adverse effect covenants as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock.  As of March 31, 2002, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006.  The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company.  The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants.  As of March 31, 2002, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

The 10.25% Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”).  Mandatory annual principal payments of $6 million commenced in July 2001 continuing through July 2005.  Semi-annual interest payments are required.  The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes.  As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.  As of March 31, 2002, the Company was in compliance with all covenants, terms and conditions of the 11.50% Notes.

Long-term debt has the following scheduled principal maturities for the years ended March 31 (in thousands of dollars): 2002 — $8,958; 2003 — $8,011; 2004 — $7,880; 2005 — $7,222; 2006 — $299,786

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 4 — Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In March 2002, the Company entered into a $50 million interest rate swap agreement, which expires in March 2006.  In addition, the Company had existing interest rate swap agreements on $100 million of long-term debt, which expire $50 million in March 2003 and $50 million in December 2005.  The swap agreements, have been designated as, and meet the criteria for, cash flow hedges.

Note 5 — Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive loss was as follows for the periods ended March 31 (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(6,665)	$(6,782)
Foreign currency translation adjustment	(20)	(582)
Unrealized loss on marketable securities	—	(330)
Cumulative effect of adoption of SFAS No. 133	—	(1,287)
Unrealized gain (loss) on derivative instruments	1,230	(2,341)
Comprehensive loss	$(5,455)	$(11,322)

Note 6 — Effect of Recently Issued Accounting Standards

Effect of Recently Issued Accounting Standards  —  In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.  The provisions in this statement are effective January 1, 2002.  The Company has determined the adoption of this statement will not impact its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002.  The Company has determined the adoption of this statement will not significantly impact its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.  The Company has determined the adoption of this statement will not significantly impact its consolidated financial statements.

Note 7 — Subsequent Event

On April 12, 2002, the Company terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia LLC, a joint venture of which the Company owns 47.5% of the equity interest.  The terminations followed the institution of legal proceedings by InnMedia against the Company, as described in Part II — Legal Proceedings.  The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform.  The Company reserved $900,000 for uncollectable receivables, recorded additional expenses of $345,000 against operating results, and recorded an equity loss for its remaining investment balance of $167,000 in the first quarter of 2002.  As of March 31, 2002, the Company had a receivable balance from InnMedia of approximately $2.7 million and a payable to InnMedia of approximately $1.2 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”.  When used in this Quarterly Report, the words “expects,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions, and statements which are made in the future tense, are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company’s products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date of this Quarterly Report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

LodgeNet, a leading provider of broadband services to the hospitality industry, specializes in the delivery of interactive television and Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of March 31, 2002, the Company provided interactive and television services to approximately 5,500 hotel properties, more properties than any other broadband service provider in the world.  The Company’s services include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, high-speed Internet access, and other interactive services designed to serve the needs of the lodging industry and the traveling public. The Company has installed its interactive television system in more than 828,000 rooms, which host more than 260 million guests on an annual basis.

Guest Pay Interactive Services. Guest Pay interactive services are purchased by hotel guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based video games, Internet-enabled television, and high-speed Internet access services. Guest Pay packages may also include video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge.

The Company’s Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company’s systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming.  The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) nominal one-time license fees paid for independent films; (iii) license fees for other interactive services; (iv) Internet connectivity costs; and (v) the commission retained by the hotel.  Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

The room installations for the twelve months ended March 31, 2002 represent an increase of 11.3% for Guest Pay interactive rooms as compared to March 31, 2001.  Additionally, digital services rooms increased 774.7% over the number of installed rooms at March 31, 2001.  De-installation activity is generally less than 2% of the installed number of rooms.

The Company’s base of installed rooms was comprised as follows at March 31:

	2002	2001

Guest Pay interactive rooms (1)	828,650	744,587
Digital services rooms (2)	143,177	16,368
Total rooms served (3)	908,487	832,899

(1) – 100% of Guest Pay interactive rooms are served by the Company’s on-demand movie system (as compared to basic cable and free-to-guest systems that show movies at predetermined times and rooms served by international licensees).

(2) – Digital services rooms are equipped with the Company’s new interactive digital systems that store content such as on-demand movies and music on file servers and are updated and delivered via satellite to the Company’s system within the hotel.  Digital rooms are included with the total Guest Pay interactive rooms and represent 17.3% of the Guest Pay interactive rooms served.

(3) – Total rooms served represent rooms receiving one or more of the Company’s services, including rooms served by international licensees.

Free-to-Guest and Other Services. In addition to Guest Pay interactive services, the Company provides satellite-delivered basic and premium cable television programming for which the hotel, rather than its guests, pays the charges.  The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free - to - guest programming pursuant to multi - year agreements and pays a monthly fee per room, which varies depending on incentive programs in effect from time to time.

To meet the needs of its hotel customers related to the Company’s service offerings, the Company provides a variety of other services to its hotel customers, including the sale of system equipment and service parts and labor.  Results from these other services and free-to-guest services delivered to rooms not receiving Guest Pay interactive services are included in the “other” components of revenues and direct costs related to such revenues are included in the statements of operations.

InnMedia LLC.  During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation to form a new broadband, interactive media company, InnMedia LLC.    Under the agreements entered into between the Company and InnMedia, InnMedia would supply Internet portal and certain interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet’s broadband, interactive system for which it is required to pay LodgeNet a fee for the use of LodgeNet’s system.  The arrangement included a $5 million equity funding commitment from LodgeNet and a $5 million equity funding commitment from Hilton to fund start-up and near-term operational costs.  These funding commitments have been satisfied.  The Company has a 47.5% equity interest in InnMedia and accounts for its investment using the equity method of accounting.  For the three months ended March 31, 2002, the Company recorded equity losses of $167,000, the balance of the Company’s investment in InnMedia.

On April 12, 2002, the Company terminated its Distribution and Carriage Agreement, dated October 9, 2000, and its Services Agreement date October 9, 2000 with InnMedia.  The terminations followed the institution of legal proceedings by InnMedia against the Company, as described in Part II – Legal Proceedings.  The agreements were terminated due to, among other things, InnMedia’s repudiation of the agreements and InnMedia’s failure to perform.  As a result of the dispute with InnMedia, the Company has continued to incur the costs associated with the provision of InnMedia’s programming, but has not recognized corresponding revenues.  As a result, the Company reserved $900,000 for uncollectable receivables, recorded additional expenses of $345,000 against operating results, and recorded an equity loss for its remaining investment balance of $167,000 in the first quarter of 2002.  As of March 31, 2002, the Company had a receivable balance from InnMedia of approximately $2.7 million and a payable to InnMedia of approximately $1.2 million.

Due to the dispute with InnMedia, Hilton may assert it has a right to terminate its agreements based on the Company's alleged breach of the InnMedia agreements.  While the Company believes such an action is not authorized under the agreement with Hilton, if Hilton were to assert such a claim, it might nevertheless jeopardize the current installed base of approximately 21,000 Hilton owned hotel rooms.  Furthermore, if Hilton attempts to terminate its agreement, Hilton managed and franchised hotels may each assert that their contracts are also terminable based on the alleged breach of the InnMedia agreements, which could jeopardize approximately an additional 22,000 Hilton franchised and 7,000 Hilton managed rooms. These Hilton owned, managed and franchised hotel rooms represent less than 6% of the Company's room base as of March 31, 2002.  In addition, the Company estimates that over the next four years, there are approximately 160,000 rooms owned, managed and franchised by Hilton that could be available for service under the agreement with Hilton.  A dispute with Hilton could also impact the ability to secure these rooms for service, could have a material adverse effect on our current and future customer base and result in a reduction of revenues.

In addition, the Company currently serves approximately 90,000 rooms with interactive content and Internet access that has been sourced from InnMedia.  At this time, the Company is not certain if and how it will secure replacement content.  Any interruption in the distribution of this content could affect the Company's relationships with these properties and could have a material adverse effect on the current and future customer base and could result in a reduction in revenues.

Critical Accounting Policies

Property and Equipment — Property and equipment is stated at cost, net of accumulated depreciation and amortization.  Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs.  Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs are charged to operations as incurred.  Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated.  Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives, not to exceed the life of a contract:

Years
Buildings	30
Guest Pay systems:
System components	5 - 7
In-room equipment	2 - 5
Other equipment	3 - 10

Software Development — The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years.  During the first quarter of 2002, Guest Pay system development costs capitalized was $507,000 and amortization of such cost was $410,000.  The Company charged $258,000 to operations for the three months ended March 31, 2002 related to research and development activities.

Revenue Recognition — In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, “Revenue

Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions beginning January 1, 2000.  Adoption of SAB 101 did not impact the Company’s revenue recognition policies.

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

Discussion and Analysis of Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue Analysis.  The Company’s total revenue for the first quarter of 2002 increased 7.8%, or $4.0 million, in comparison to the first quarter of 2001.  The following table sets forth the components of revenue (in thousands) for the quarter ending March 31:

	2002		2001
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
Revenue:
Guest Pay	$52,637	95.7	$48,781	95.6
Other	2,372	4.3	2,257	4.4
	$55,009	100.0	$51,038	100.0

Guest Pay interactive revenue increased 7.9% or $3.9 million, in the first quarter of 2002 in comparison to the same quarter of 2001.  This increase was attributable to a 11.9% increase in the average number of installed Guest Pay interactive rooms, offset by a 3.6% decrease in average monthly revenue per room.  The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending March 31:

	2002	2001
Average monthly revenue per room:
Movie revenue	$17.04	$18.03
Other interactive service revenue	4.41	4.21
Total per Guest Pay room	$21.45	$22.24

Average movie revenue per room decreased 5.5% due to a 300 basis point decrease in occupancy levels, partially offset by a 4.8% increase to other Guest Pay interactive services, driven by expanding revenue from digital music and music videos, cable television programming services and other interactive TV services.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue increased $115,000 or 5.1% due to increased equipment sales to international licensees.

Gross Profit.  Gross profit totaled $32.4 million for the first quarter ended March 31, 2002, an increase of 7.8% over the first quarter of 2001.

	2002	2001
Gross profit:
Guest Pay	$31,276	$29,132
Other	1,091	883
	$32,367	$30,015

Gross profit margin:
Guest Pay	59.4%	59.7%
Other	46.0%	39.1%
Composite	58.8%	58.8%

Gross profit on Guest Pay interactive services increased 7.4%, or $2.1 million, on a 7.9% increase in related revenue.  Guest Pay direct costs (primarily studio license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue.  As a percentage of revenue, the decrease to gross profit margin from 59.7% to 59.4% was primarily due to the shift from sales of higher margin Guest Pay interactive services to lower margin free-to-guest and Internet services.

Gross profit on other services increased $208,000 or 23.6% in the first quarter of 2002 from the prior year quarter and the gross profit margin increased from 39.1% to 46.0%.  These increases were due to lower costs related to cable programming services, which resulted from favorable pricing and incentive arrangements.

As a percentage of revenue, the Company’s overall gross profit margin of 58.8% was equal to prior year quarter. The nominal decreases in gross margin from Guest Pay interactive services were offset by increases in other gross margin as described above.

Operating Expenses.  The following table sets forth information in regard to the Company’s operating expenses for the quarter ending March 31 (dollar amounts in thousands):

	2002		2001
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
Guest Pay operations	$6,993	12.7	$7,344	14.4
Selling, general and administrative	5,760	10.5	5,294	10.4
Depreciation and amortization	18,393	33.4	16,501	32.3
Total operating expenses	$31,146	56.6	$29,139	57.1

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The decrease in Guest Pay operations expenses of $351,000 or 4.8% from the prior year quarter was due primarily to improved cost controls and greater operating efficiencies.  Per average installed room, Guest Pay operations expenses were $2.85 per month in the first quarter of 2002 as compared to $3.35 per month in the first quarter of 2001.

Selling, general and administrative expenses increased $466,000 or 8.8% in the first quarter of 2002 compared to the year earlier quarter primarily due to the $900,000 increase in bad debt reserve related to InnMedia offset by cost containments in outside professional fees and compensation related expenses.

Depreciation and amortization expenses increased 11.5% to $18.4 million in the first quarter of 2002 from $16.5 million in the year earlier quarter.  This increase was due to the 11.9% increase in the average number of rooms in operation.  Additionally, the associated software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service since the prior year.  As a percentage of revenue, depreciation and amortization expenses increased to 33.4% in the current quarter from 32.3% in the first quarter of 2001.

Operating Income.  As a result of increased revenue from Guest Pay interactive services and decreased operating expenses as a percent of revenue, the Company generated operating income of $1.2 million in the first quarter of 2002 compared to $876,000 in the first quarter of 2001.

Investment Gains (Losses).  Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998.  In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC.  As of December 31, 2001, the Company had an investment balance in GICC of $316,000.  During the first quarter of 2002, the Company received $763,000 from GICC and recognized an investment gain of $447,000.  The Company recorded an equity loss for its remaining investment balance in InnMedia LLC of $167,000 in the first quarter of 2002.

Interest Expense.  Interest expense increased $995,000 or 14.0%, to $8.1 million during the first quarter of 2002 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform.  Average principal amount of long-term debt outstanding during the quarter ended March 31, 2002 was approximately $328 million (at an average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $292 million (at an average interest rate of approximately 9.8%) during the comparable period of 2001.

Net Loss.  For the reasons previously described, the Company’s net loss decreased to $6.7 million in the first quarter of 2002 from a net loss of $6.8 million in the prior year quarter.

EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 12.9% to $19.6 million in the first quarter of 2002 as compared to $17.4 million in the prior year quarter.  This increase is primarily due to an 11.9% increase in the average number of installed rooms receiving Guest Pay interactive services, the related increase in Guest Pay revenue driven by the digital platform, and greater operating efficiencies as described above.  As a percentage of total revenue, EBITDA increased to 35.7% in the current quarter compared to 34.0% in the prior year quarter.

EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations.  EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance.  Management believes that EBITDA provides an important additional perspective on the Company’s operating results and the Company’s ability to service its long-term debt and to fund the Company’s continuing growth.

Recent Accounting Developments

See Note 6 in the notes to consolidated financial statements.

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors.  Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

Historically, the growth of the Company’s business has required substantial amounts of capital.  The Company has incurred operating and net losses due in large part to the depreciation, amortization and interest expenses related to the capital required to expand its business.  Historically, cash flow from operations has not been sufficient to fund the cost of expanding the Company’s business and to service existing indebtedness.  For 2001, net cash flow from operations was sufficient enough to cover all debt service as well as capital expenditures classified as renewal, general corporate, maintenance capital and a portion of growth capital. The funding of the remaining portion of growth capital expenditures was provided by the Company’s bank facility. For 2001, capital expenditures were $78.4 million and net cash provided by operating activities was $46.5 million.  During the first quarter of 2002, capital expenditures were $18.8 million as compared to $17.9 million in the first quarter of 2001.  Net cash provided by operating activities was $11.2 million as compared to $13.3 million in the same period of 2001.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $73 to $75 million in 2002 as contemplated under its 2002 business plan.  The Company’s cash requirements for 2002 include $7.6 million of payments for principal maturities of long-term debt.  The Company was in compliance with all covenants related to its bank debt and its Senior notes as of March 31, 2002.

The Company believes that its operating cash flows and borrowings available under the revolving credit facility will be sufficient to fund the Company’s future growth, financing obligations, and its negative working capital, as contemplated under its 2002 business plan.  However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company would cover the short fall through any combination of additional borrowings available under its current revolving credit facility and a reduction in capital spending.  The Company also believes that it will continue to be in compliance with the covenants contained within the bank facility and the Senior notes.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard.  The actual amount and timing of the Company’s capital expenditures and liquidity needs will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations and other factors.

Obligations and Commitments.

		Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Contractual obligations:
Long-term debt(s)	$330,242	$8,332	$15,000	$306,910	—
Capital lease obligations	1,615	626	891	98	—
Operating leases	959	428	402	129	—
Total contractual obligations	$332,816	$9,386	$16,293	$307,137	—

		Amount of commitment expiration per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Other commercial commitments:
Standby letters of credit	$2,000	$2,000	—	—	—

September 11th Impact

The tragic events of September 11th and the general economic climate continue to have an adverse effect on the overall travel industry. Occupancy rates from the properties served by the Company were 300 basis points below the same period last year. While all hotel properties remain affected, occupancy declines remain more pronounced in the urban and airport type properties, as defined by Smith Travel Research.  Properties defined as highway and suburban properties were less impacted. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels.

Geographically, the Company’s room base is diversified with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

Since the initial decline, occupancy rates have been improving but remain below the levels experienced in the prior year. During the second quarter of 2002, occupancy rates are forecasted to continue improving but are expected to remain below the levels of the second quarter of 2001.

To help mitigate the affect of occupancy levels on operating profit and EBITDA, the Company continues to firmly control operating expenses and capital spending.  The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest.  At March 31, 2002, the Company had debt totaling $332 million.  The Company has interest rate swap arrangements covering debt with a notional amount of $150 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements.  After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $283 million and variable rate debt of $49 million at March 31, 2002.  For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $25.4 million.  The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $493,000 assuming other variables remain constant.

Foreign Currency Transactions.  A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada.  The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars.  The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar.  In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period.  Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar.  No significant foreign currency fluctuations occurred in the first quarter of 2002 to materially impact consolidated results of operations or financial condition.

Part II — Other Information

Item 1 — Legal Proceedings

On April 11, 2002, InnMedia LLC, a joint venture of which the Company owns 47.5% of the equity interest, filed a complaint in the Superior Court of the State of California, County of Los Angeles alleging that the Company breached the Distribution and Carriage Agreement and Services Agreement between the Company and InnMedia.  The complaint further alleged that the Company breached the implied covenant of good faith and fair dealing between the parties; that the Company improperly retained monies owed to InnMedia; that the Company committed fraud in connection with the Distribution and Carriage Agreement and the Services Agreement between the Company and InnMedia; that the Company unjustly enriched itself at InnMedia’s expense; that the Company breached its fiduciary duty to InnMedia; and that the Company violated California's business and professions code.  The complaint alleges damages in excess of $425 million.

On April 12, 2002, the Company terminated the Distribution and Carriage Agreement and the Services Agreement, based on InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform.  The Company intends to vigorously defend itself and to avail itself of all legal and equitable remedies and counterclaims available to it.  The Company may incur significant legal costs in defending itself and in pursuing its own remedies and counterclaims.  As of the date of the filing of this Report on Form 10-Q, the Company had not filed an answer to the complaint or any counterclaims.

As of the date of the filing of this Report on Form 10-Q, the Company continues to provide distribution of InnMedia’s content and certain services to InnMedia on an interim basis and is exploring settlement discussions.   Nevertheless, no assurance can be given that the litigation will be settled, or will be settled in a timely manner.

Item 2 — Changes in Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4  — Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.               Exhibits:

None

b.  Reports on Form 8-K:

The Company filed no Reports on Form 8-K during the quarter ended March 31, 2002.

LodgeNet Entertainment Corporation

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: May 13, 2002	/ s / Scott C. Petersen
Scott C. Petersen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2002	/ s / Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)