Form 10-Q
period 2002-06-30
LODGENET ENTERTAINMENT CORP
filed 2002-08-14
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

                At July 24, 2002, there were 12,392,804 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation

        As used herein (unless the context otherwise requires) “LodgeNet”,  “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,153	$1,528
Accounts receivable, net	33,437	26,677
Prepaid expenses and other	3,789	2,864
Total current assets	38,379	31,069

Property and equipment, net	244,156	240,274
Investments in and advances to unconsolidated affiliates	—	484
Debt issuance costs, net	8,170	9,176
Other assets, net	9,418	10,482
	$300,123	$291,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,292	$14,502
Current maturities of long-term debt	9,159	8,168
Accrued expenses and other	10,531	10,251
Deferred revenue	3,177	3,100
Total current liabilities	39,159	36,021

Long-term debt	333,731	317,663
Derivative instruments	7,078	5,369
Total liabilities	379,968	359,053

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,392,804 and 12,284,998 shares outstanding at June 30, 2002 and December 31, 2001, respectively	124	123
Additional paid-in capital	153,178	151,990
Accumulated deficit	(224,754)	(212,389)
Accumulated other comprehensive loss	(8,393)	(7,292)
Total stockholders’ equity (deficit)	(79,845)	(67,568)
	$300,123	$291,485

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Operations (Unaudited)

(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Guest Pay	$56,181	$52,323	$108,818	$101,104
Other	2,520	2,775	4,892	5,032
Total revenues	58,701	55,098	113,710	106,136

Direct costs:
Guest Pay	23,852	21,418	45,213	41,067
Other	1,397	1,834	2,678	3,208
Total direct costs (exclusive of other operating expenses shown separately below)	25,249	23,252	47,891	44,275

Gross profit (exclusive of other operating expenses shown separately below)	33,452	31,846	65,819	61,861

Operating expenses:
Guest Pay operations	7,468	7,120	14,460	14,464
Selling, general and administrative	4,960	5,417	10,720	10,710
Depreciation and amortization	18,899	16,371	37,292	32,872
Total operating expenses	31,327	28,908	62,472	58,046

Operating income	2,125	2,938	3,347	3,815

Investment gains (losses)	546	(418)	826	(898)
Interest expense	(8,275)	(7,230)	(16,401)	(14,361)
Other income (expense), net	73	(11)	157	55

Loss before income taxes	(5,531)	(4,721)	(12,071)	(11,389)
Provision for income taxes	(170)	(207)	(294)	(320)
Net loss	$(5,701)	$(4,928)	$(12,365)	$(11,709)

Net loss per common share (basic and diluted)	$(0.46)	$(0.40)	$(1.00)	$(0.96)
Weighted average shares outstanding	12,381,234	12,230,234	12,341,323	12,221,272

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(12,365)	$(11,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,292	32,872
Investment (gains) losses	(826)	898
Other, net	—	88
Change in operating assets and liabilities:
Accounts receivable, net	(6,685)	(1,232)
Prepaid expenses and other	(878)	551
Accounts payable	1,770	(194)
Accrued expenses and other	312	(990)
Other	(48)	(806)
Net cash provided by operating activities	18,572	19,478

Investing activities:
Property and equipment additions	(37,265)	(39,152)
Proceeds from sale of investments	—	1,393
Proceeds from affiliates, net	1,360	1,482
Net cash used for investing activities	(35,905)	(36,277)

Financing activities:
Borrowings under revolving credit facility	20,000	21,000
Repayments of revolving credit facility	(3,000)	—
Repayment of long-term debt	(771)	(7,520)
Repayment of capital lease obligations	(302)	(240)
Debt issuance costs	—	(78)
Exercise of stock options	973	340
Net cash provided by financing activities	16,900	13,502

Effect of exchange rates on cash	58	(12)
Decrease in cash and cash equivalents	(375)	(3,309)
Cash and cash equivalents at beginning of period	1,528	4,059
Cash and cash equivalents at end of period	$1,153	$750

Supplemental cash flow information:
Cash paid for interest	$16,226	$15,756

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2001, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	June 30,	December 31,
	2002	2001
Land, building and equipment	$71,123	$68,007
Free-to-guest equipment	26,384	24,798
Guest Pay systems:
Installed	427,503	399,520
System components	28,199	27,548
Software costs	15,902	14,793
Total	569,111	534,666
Less — depreciation and amortization	(324,955)	(294,392)
Property and equipment, net	$244,156	$240,274

Note 3 — Loss Per Common Share

Basic earnings per share is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potential dilutive common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

The loss per common share for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002, and 2001 is based on 12,381,234, 12,230,234, 12,341,323, and 12,221,272 weighted average shares outstanding during the respective periods.  Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of  June 30, 2002 and 2001, the number of potential common shares was approximately 4,629,000 and 4,255,000, respectively.  Such potential dilutive common shares consist of stock options and warrants.  The foregoing potential dilutive common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options or warrants.

Note 4 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	June 30, 2002	December 31, 2001
Bank Credit Facility:
Bank term loan	$148,875	$149,625
Revolving credit facility	17,000	—
10.25% senior notes	150,000	150,000
11.50% senior notes	24,000	24,000
Less unamortized discount	(251)	(333)
Capital leases	2,444	1,697
Other	822	842
	342,890	325,831
Less current maturities	(9,159)	(8,168)
	$333,731	$317,663

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility which may be increased to $100 million, subject to certain limitations.  The term loan matures in June 2006 and quarterly repayments began in December 2001.  The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%.  The term loan interest rate as of June 30, 2002 was 5.86%.  The revolving credit facility matures in June 2006, and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%.  The weighted average interest rate for the revolving credit facility as of June 30, 2002 was 4.86%.  Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions.  As of June 30, 2002, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock.  As of June 30, 2002, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006.  The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company.  The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants.  As of June 30, 2002, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

The 10.25% Notes are redeemable at the option of the Company, in whole or in part, after December 15, 2001, initially at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”).  Mandatory annual principal payments of $6 million commenced in July 2001 and continue through July 2005.  Semi-annual interest payments are required.  The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes.  As part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

Long-term debt has the following scheduled principal maturities for the 12 month periods ended June 30 (in thousands of dollars): 2003 — $9,159; 2004 — $8,257; 2005 — $8,056; 2006 — $167,418; 2007 — $150,000.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 5 — Accounting for Derivative Instruments and Hedging Activities

In March 2002, the Company entered into a $50 million interest rate swap agreement, which expires in March 2006.  In addition, the Company had existing interest rate swap agreements on $100 million of long-term debt, of which $50 million expire in March 2003 and $50 million expire in December 2005. The Company is required by its bank credit facility to have in place a minimum of $100 million swap agreements that convert variable rate interest debt into fixed interest rate loans.  The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature.  Note 6 — Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive income reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources.  For the Company, comprehensive loss was as follows for the periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(5,701)	$(4,928)	$(12,365)	$(11,709)
Foreign currency translation adjustment	628	492	608	(90)
Unrealized gain on marketable securities	—	330	—	—
Cumulative effect of adoption of SFAS No. 133	—	—	—	(1,287)
Unrealized gain (loss) on derivative instruments instrum instrument derivativediinsnstruments	(2,939)	654	(1,709)	(1,687)
Comprehensive loss	$(8,012)	$(3,452)	$(13,466)	$(14,773)

Note 7 — Effect of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.  Effective January 1, 2002, the Company adopted the provisions of this statement, which had no impact on its consolidated financial statements.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired.  Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, which had no impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after June 15, 2002.  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.  The Company is currently evaluating the effect of the adoption of this statement, however the Company does not believe that it will have an impact on its consolidated financial statements.

In November 2001, the FASB Emerging Issues Task Force issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.  The EITF concluded that certain consideration from a vendor to a customer is to be reported as a reduction of revenue.  Effective January 1, 2002, the Company adopted the provisions of EITF 01-9, which had no impact on its consolidated financial statements.

Note 8 — Contract Terminations

On April 12, 2002, the Company terminated the InnMedia Distribution and Carriage Agreement, dated October 9, 2000, and the InnMedia Services Agreement, dated October 9, 2000, with InnMedia.  The terminations followed the institution of legal proceedings by InnMedia against the Company.  The agreements were terminated due to, among other things, InnMedia’s repudiation of the agreements and InnMedia’s failure to perform under the agreements.   As a result of the dispute with InnMedia, the Company continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $805,000 during the second quarter of 2002.  As of June 30, 2002, the Company had a receivable balance from InnMedia of approximately $2.8 million and a payable to InnMedia of approximately $1.6 million, the net of which was fully reserved.  (See Part II - Legal Proceedings)

Note 9 — Subsequent Event

Effective August 2, 2002, the Company and InnMedia’s co-owner, Hilton Hotels Corporation (“Hilton”), mutually agreed to dissolve InnMedia.  At that time, InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company has been dismissed with prejudice.  The Company also expanded its Master Services Agreement with Hilton to provide television-based Internet access and time-shifted TV programming services to participating hotels.  Additionally, the existing seven-year contracts with certain installed Hilton-owned properties, encompassing approximately 24,000 rooms, were extended by six months.  In return for the extension of the Hilton property contracts and certain other economic benefits the Company received under the revised agreement, including the right to independently pursue and develop interactive television content throughout the Company’s entire room base, the Company agreed to pay Hilton $9 million in six payments over a five year period, which have a present value of approximately $6.5 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”.  When used in this Quarterly Report, the words “expects,” “anticipates,” “estimates,” “believes,” “intends,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks and uncertainties discussed elsewhere herein, such factors include, among others, the following: the impact of competition and changes to the competitive environment for the Company’s products and services, changes in technology, reliance on strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date of this Quarterly Report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview —

LodgeNet, the world’s largest provider of television-based broadband services to the hospitality industry, specializes in the delivery of interactive television and television-based Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of June 30, 2002, the Company provided interactive and television services to approximately 5,600 hotel properties, more properties than any other broadband service provider in the world. The Company’s services are designed to serve the needs of the lodging industry and the traveling public and include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, which does not require a laptop for access, high-speed Internet access, and other interactive services, all of which are referred to as Guest Pay interactive services. The Company has installed its interactive television system in more than 847,000 of its rooms, which host more than 260 million guests on an annual basis.

Guest Pay Interactive Services. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on–demand movies, music and music videos, network–based video games, Internet-enabled television, and high-speed Internet access services. Guest Pay packages may also include video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge.

The Company’s Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company’s systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming.  The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non–exclusive distribution rights to recently–released major motion pictures; (ii) one–time license fees paid for independent films; (iii) license fees for other interactive services; (iv) Internet connectivity costs; and (v) the commission retained by the hotel.  Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

The room installations for the twelve months ended June 30, 2002 represent an increase of 10.2% for Guest Pay interactive rooms as compared to June 30, 2001. Additionally, Digital services rooms, as described below, increased 303.2% over the number of installed rooms at June 30, 2001. De-installation activity for the year has been less than 1% of the installed number of rooms.

The Company’s base of installed rooms was comprised as follows at June 30:

	2002	2001

Guest Pay interactive rooms (1)	847,380	769,213
Digital services rooms (2)	184,554	45,777
Total rooms served (3)	929,696	849,769

(1) — 100% of Guest Pay interactive rooms are served by the Company’s on-demand movie system (as compared to a scheduled movie system that shows movies at predetermined times).

(2) — Digital services rooms are equipped with the interactive digital systems where on-demand movies and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent nearly 22% of the Guest Pay interactive rooms served.

(3) — Total rooms served represent rooms receiving one or more of the Company’s services, including rooms served by international licensees.

Free-to-Guest and Other Services. In addition to Guest Pay interactive services, the Company provides satellite-delivered basic and premium cable television programming and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge, all of which are referred to as free-to-guest services. The hotel pays the Company a fixed monthly charge per room for each programming channel provided. The Company obtains its free–to–guest programming pursuant to multi–year agreements and pays a monthly fee per room, which varies depending on incentive programs in effect from time to time.

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

InnMedia LLC.  In October of 2000, the Company created a joint venture with Hilton Hotels Corporation, named InnMedia LLC, to provide interactive television and television-based Internet access services for distribution to the lodging industry.  At that time the Company entered into various agreements with InnMedia pursuant to which the Company agreed to obtain interactive television and television-based Internet access services exclusively from InnMedia and to provide InnMedia with equipment and services necessary to distribute such content.  InnMedia and Hilton also entered into an agreement whereby InnMedia became the exclusive provider of interactive television content and Internet access services to various Hilton hotels.  At that time, the Company also entered into a Master Services Agreement with Hilton pursuant to which the Company was named the exclusive guest-pay provider to Hilton owned hotels and the preferred guest pay provider to various Hilton managed and franchised hotels of movies, games and music content.

On April 12, 2002, the Company terminated the InnMedia Distribution and Carriage Agreement, dated October 9, 2000, and the InnMedia Services Agreement dated October 9, 2000, with InnMedia.  The terminations followed the institution of legal proceedings by InnMedia against the Company.  The agreements were terminated due to, among other things, InnMedia’s repudiation of the agreements and InnMedia’s failure to perform under the agreements.   As a result of the dispute with InnMedia, the Company continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $805,000 during the second quarter of 2002.  As of June 30, 2002, the Company had a receivable balance from InnMedia of approximately $2.8 million and a payable to InnMedia of approximately $1.6 million, the net of which was fully reserved.  ..  Effective August 2, 2002, the Company and Hilton mutually agreed to dissolve InnMedia.  In connection with the dissolution of InnMedia, the lawsuit filed by InnMedia against the Company has been dismissed with prejudice  and InnMedia and the Company mutually released their claims against each other.

Critical Accounting Policies

Property and Equipment — Property and equipment is stated at cost, net of accumulated depreciation and amortization.  Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs.  Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repairs, are charged to operations as incurred.  Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated.  Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives, not to exceed the life of a contract:

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

Revenue Recognition — Revenue from the sale of interactive television services is recognized in the period the services are provided.  Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. Deferred revenue consists of advance billings for certain interactive television services that are recognized in the periods that services are provided.

Discussion and Analysis of Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue Analysis.  The Company’s total revenue for the second quarter of 2002 increased 6.5%, or $3.6 million, in comparison to the second quarter of 2001. The following table sets forth the components of revenue (in thousands) for the quarter ending June 30:

	2002		2001
		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue
Guest Pay	$56,181	95.7	$52,323	95.0
Other	2,520	4.3	2,775	5.0
	$58,701	100.0	$55,098	100.0

Guest Pay interactive revenue increased 7.4% or $3.9 million, in the second quarter of 2002 as compared to the second quarter of 2001.  This increase was attributable to a 10.8% increase in the average number of installed Guest Pay interactive rooms, offset by a 3.1% decrease in average monthly revenue per room.  The following table sets forth information in regard to average monthly Guest Pay interactive revenue per room for the quarter ending June 30:

	2002	2001
Average monthly revenue per room:
Movie revenue	$18.20	$18.55
Other interactive service revenue	4.22	4.59
Total per Guest Pay room	$22.42	$23.14

Average movie revenue per room decreased 1.9% as a result of a  110 basis point decrease in occupancy levels versus the second quarter of 2001. Other interactive service revenue per room decreased by 8.1% due to the termination of the InnMedia agreement.  As a result of the termination, the Company did not recognize system access revenue from InnMedia in the second quarter of 2002. In the second quarter of 2001, the Company recognized  $597,000 of Internet related revenue.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and the sales of system equipment and service parts and labor.  Other revenue decreased $255,000 or 9.2% due to decreased equipment sales to international licensees.

Gross Profit (exclusive of other operating expenses discussed separately below).  Gross profit totaled $33.5 million for the second quarter ended June 30, 2002, an increase of 5.0% over the second quarter of 2001 on a 6.5% increase in revenue (dollar amounts in thousands).

	2002	2001
Gross profit:
Guest Pay	$32,329	$30,905
Other	1,123	941
	$33,452	$31,846

Gross profit margin:
Guest Pay	57.5%	59.1%
Other	44.6%	33.9%
Composite	57.0%	57.8%

Gross profit on Guest Pay interactive services increased 4.6%, or $1.4 million, on a 7.4% increase in related revenue.  Guest Pay direct costs (primarily studio license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue.  As a percentage of revenue, the decrease in gross profit margin from 59.1% to 57.5% was primarily due to additional costs absorbed as a result of the termination of the InnMedia Distribution and Carriage Agreement. The additional costs, net of proceeds derived from the InnMedia programming content, totaled $805,000.

Gross profit on other services increased $182,000 or 19.3% in the second quarter of 2002 from the prior year quarter and the gross profit margin increased from 33.9% to 44.6%.  These increases were due to lower costs related to cable programming services, which resulted from favorable pricing and incentive arrangements.

As a percentage of revenue, the Company’s overall gross profit margin decreased from 57.8% to 57.0%.  The decrease in gross margin from Guest Pay interactive services was partially offset by an increase in other gross margin as described above.

Operating Expenses.  The following table sets forth information in regard to the Company’s operating expenses for the quarter ending June 30 (dollar amounts in thousands):

	2002		2001
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$7,468	12.7	$7,120	13.0
Selling, general and administrative	4,960	8.5	5,417	9.8
Depreciation and amortization	18,899	32.2	16,371	29.7
Total operating expenses	$31,327	53.4	$28,908	52.5

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites.  Guest Pay operations expenses increased 4.9%, or $348,000 in the second quarter of 2002, compared to the second quarter of 2001. The increase resulted from the additional 81,600 average rooms in operation, offset by improved cost controls and greater operating efficiencies.  Per average installed room, Guest Pay operations expenses decreased 5.4% from $3.15 per month during the second quarter of 2001 to $2.98 per month during the second quarter of 2002.

Selling, general and administrative expenses decreased $457,000 or 8.4% in the second quarter of 2002 compared to the prior year quarter.  The decrease was due to strong cost control measures implemented by the Company.  As a percentage of revenue, such expenses decreased to 8.4% in the second quarter of 2002 from 9.8% in the prior year quarter.

Depreciation and amortization expenses increased to $18.9 million in the second quarter of 2002 from $16.4 million in the year earlier quarter.  This increase was due to the 10.8% increase in the average number of rooms in operation driven by the installation of the digital platform. At the end of second quarter of 2002, the interactive digital system had been installed in more than 184,000 rooms. Additionally, the increase was due to the associated software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service since the prior year.  As a percentage of revenue, depreciation and amortization expenses increased to 32.2% in the current quarter from 29.7% in the second quarter of 2001.

Operating Income.  For the reasons previously described, the Company generated operating income of $2.1 million in the second quarter of 2002 compared to $2.9 million in the second quarter of 2001.

Investment Gains (Losses).  Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998.  In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. As of December 31, 2001, the Company had an investment balance in GICC of $316,000.  During the second quarter of 2002, the Company received $598,000 in cash from GICC and recognized an investment gain of $596,000.

Interest Expense.  Interest expense increased $1.0 million or 14.5%, to $8.3 million during the second quarter of 2002 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform and other business activities.  Average principal amount of long-term debt outstanding during the quarter ended June 30, 2002 was approximately $335 million at an average interest rate of approximately 9.9% as compared to an average principal amount outstanding of approximately $297 million at an average interest rate of approximately 9.7% during the comparable period of 2001.

Net Loss.  For the reasons previously described, the Company’s net loss increased to $5.7 million in the second quarter of 2002 from a net loss of $4.9 million in the prior year quarter.

EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation and amortization) increased 8.9% to $21.0 million in the second quarter of 2002 as compared to $19.3 million in the prior year quarter. This increase is primarily due to a 10.8% increase in the average number of installed rooms receiving Guest Pay interactive services,  and greater operating efficiencies as described above.  As a percentage of total revenue, EBITDA increased to 35.8% in the current quarter compared to 35.0% in the prior year quarter.

EBITDA is not intended to represent an alternative to net income, operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company’s operating results and the Company’s ability to service its long–term debt and to fund the Company’s continuing growth.

Discussion and Analysis of Results of Operations

Six Months Ended June 30, 2002 and 2001

Revenue Analysis.  The Company’s total revenue for the first six months of 2002 increased 7.1%, or $7.6 million, in comparison to the same period of 2001. The following table sets forth the components of revenue (in thousands) for the six months ending June 30:

	2002		2001
		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue
Guest Pay	$108,818	95.7	$101,104	95.3
Other	4,892	4.3	5,032	4.7
	$113,710	100.0	$106,136	100.0

Guest Pay interactive revenue increased 7.6% or $7.7 million, in the first half of 2002 in comparison to the same period of 2001.  This increase was attributable to an 11.3% increase in the average number of installed Guest Pay interactive rooms, offset by a 3.3% decrease in average monthly revenue per room.  The following table sets forth information in regard to average monthly Guest Pay interactive revenue per room for the six months ending June 30:

	2002	2001
Average monthly revenue per room:
Movie revenue	$17.63	$18.29
Other interactive service revenue	4.31	4.40
Total per Guest Pay room	$21.94	$22.69

Average movie revenue per room decreased 3.6% as a result  of a a 210 basis point decrease in occupancy levels versus the second quarter of 2001.  Other interactive service revenue per room decreased by 2.1% primarily due to the termination of the InnMedia Distribution and Carriage Agreement.  As a result of the termination, the Company did not recognize system access revenue from InnMedia in the second quarter of 2002.  System access revenue recognized during the first six months of 2002 totaled $633,000 versus Internet related revenue of $925,000 recognized by the Company in the first six months of 2001.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue decreased $140,000 or 2.8% due to decreased equipment sales to international licensees.

Gross Profit (exclusive of other operating expenses discussed separately below).  Gross profit totaled $65.8 million for the six months ended June 30, 2002, an increase of 6.4% over the first half of 2001 on a 7.1% increase in revenue (dollar amounts in thousands).

	2002	2001
Gross profit:
Guest Pay	$63,605	$60,037
Other	2,214	1,824
	$65,819	$61,861

Gross profit margin:
Guest Pay	58.5%	59.4%
Other	45.3%	36.2%
Composite	57.9%	58.3%

Gross profit on Guest Pay interactive services increased 5.9%, or $3.6 million, on a 7.6% increase in related revenue.  Guest Pay direct costs (primarily studio license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue.  As a percentage of revenue, the decrease in gross profit margin from 59.4% to 58.5% was primarily due to additional costs absorbed  as a result of the termination of the InnMedia Distribution and Carriage Agreement. The additional costs, net of proceeds derived from the InnMedia programming content, totaled $1.4 million.

Gross profit on other services increased $390,000 or 21.4% in the first half of 2002 from the prior year six months and the gross profit margin increased from 36.2% to 45.3%.  These increases were due to lower costs related to cable programming services, which resulted from favorable pricing.

As a percentage of revenue, the Company’s overall gross profit margin decreased from 58.3% to 57.9%.  The nominal decrease in gross margin from Guest Pay interactive services was partially offset by an increase in other gross margin as described above.

Operating Expenses.  The following table sets forth information in regard to the Company’s operating expenses for the six months ending June 30 (dollar amounts in thousands):

	2002		2001
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$14,460	12.7	$14,464	13.6
Selling, general and administrative	10,720	9.4	10,710	10.1
Depreciation and amortization	37,292	32.8	32,872	31.0
Total operating expenses	$62,472	54.9	$58,046	54.7

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites.  Guest Pay operations expenses of $14.5 million were equal to the prior year six months, due primarily to improved cost controls and greater operating efficiencies.  Per average installed room, Guest Pay operations expenses decreased to $2.92 per month in the first half of 2002 as compared to $3.25 per month in the comparable period of 2001.

Selling, general and administrative expenses of $10.7 million were equal to the year prior six months. As a percentage of revenue, such expenses decreased to 9.4% in the second half of 2002 from 10.1% in the prior year period due to strong cost control measures.

Depreciation and amortization expenses increased to $37.3 million in the first half of 2002 from $32.9 million in the year earlier six months.  This increase was due to the 11.3% increase in the average number of rooms in operation driven by the installation of the digital platform. As of June 30, 2002, the interactive digital system had been installed in more than 184,000 rooms as compared to 45,700 rooms at June 30, 2002. Additionally, the increase was due to the associated software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service since the prior year.  As a percentage of revenue, depreciation and amortization expenses increased to 32.8% in the first half of 2002 from 31.0% in the first half of 2001.

Operating Income.  For the reasons previously described, the Company generated operating income of $3.3 million in the first six months of 2002 compared to $3.8 million in the same period of 2001.

Investment Gains (Losses).  Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998.  In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC.  As of December 31, 2001, the Company had an investment balance in GICC of $316,000.  During the first half of 2002, the Company received $1.4 million in cash from GICC and recognized an investment gain of $1.1 million.

Interest Expense.  Interest expense increased $2.0 million or 14.2%, to $16.4 million during the first half of 2002 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform and other business activities.  Average principal amount of long-term debt outstanding during the six months ended June 30, 2002 was approximately $332 million at an average interest rate of approximately 9.9% as compared to an average principal amount outstanding of approximately $294 million at an average interest rate of approximately 9.8% during the comparable period of 2001.

Net Loss.  For the reasons previously described, the Company’s net loss increased to $12.4 million in the first half of 2002 from a net loss of $11.7 million in the prior year six months.

EBITDA.  EBITDA (defined by the Company as earnings before interest, income taxes, depreciation and amortization) increased 10.8% to $40.6 million in the first six months of 2002 as compared to $36.7 million in the prior year period.  This increase is primarily due to an 11.3% increase in the average number of installed rooms receiving Guest Pay interactive services,  and greater operating efficiencies as described above.  As a percentage of total revenue, EBITDA increased to 35.7% in the current six months compared to 34.6% in the first six months of 2001.

EBITDA is not intended to represent an alternative to net income, operating income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations.  EBITDA, as defined by the Company, may not be calculated consistently among other companies reporting similarly titled measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance.  Management believes that EBITDA provides an important additional perspective on the Company’s operating results and the Company’s ability to service its long–term debt and to fund the Company’s continuing growth.

Recent Accounting Developments

See Note 6 in the notes to consolidated financial statements.

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors.  Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources —

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and to service existing indebtedness.  Commencing in 2001, net cash flow from operations was sufficient to cover all debt service,  capital expenditures classified as renewal, general corporate,or maintenance capital as well as  a portion of growth capital.  The funding of the remaining portion of growth capital expenditures was provided by the Company’s bank facility.  For 2001, capital expenditures were $78.4 million and net cash provided by operating activities was $46.5 million.  During the first six months of 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as  a portion of growth capital.  The funding for growth capital expenditures was provided by the Company’s bank facility.  For the six-months ended June 30, 2002, capital expenditures were $37.3 million as compared to $39.2 million in the same period of 2001.  Net cash provided by operating activities was $18.6 million as compared to $19.5 million in the first half of 2001.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $73 to $75 million in 2002 as contemplated under its 2002 business plan.  The Company’s cash requirements for the balance of 2002 include $6.75 million of payments for principal maturities of long-term debt.  The Company was in compliance with all covenants related to its bank debt and its Senior notes as of June 30, 2002.  The Company is not aware of any events that qualify under the Material Adverse Effect clause of the current credit facility.

The Company believes that its operating cash flows and borrowings available under the revolving credit facility will be sufficient to fund the Company’s future growth, financing obligations, and its negative working capital, as contemplated under its 2002 business plan.  However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company intends to cover the short fall through any combination of additional borrowings available under its current revolving credit facility and a reduction in capital spending.  The total debt to EBITDA leverage covenant of the bank facility is schedule to decline from 4.5X to 4.25X as of December 31, 2002.  While the Company believes that it will be in compliance with the reduced covenant requirement, it has requested an amendment to the facility deferring the reduction in the aforesaid leverage ratio among other items.  Although no assurance can be given, the Company believes that it will be successful in obtaining such an amendment on acceptable terms to the Company.

In May 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million.  The Company may use the proceeds from possible sale of securities for general corporate purposes, which include additions to working capital, repayment or redemption of existing indebtedness, financing of capital expenditures, research and development of new technologies, future acquisitions and strategic investment opportunities.  The timing and amount of any offering under the registration statement will depend on the market and general business conditions.  The registration statement was declared effective by the SEC on June 18, 2002.  No securities have been issued under this registration statement as of June 30, 2002.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard.  The Company’s actual cash flow and cash requirements will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations, demand for the Company’s services, competitive factors, hotel occupancy rates, general economic factors and other factors.

Obligations and Commitments.

		Payments due by period
	Total	Less than 1 year	1 — 3 years	4 — 5 years	Over 5 years
Contractual obligations:
Long-term debt(s)	$340,446	$8,322	$15,000	$317,124	—
Interest on senior notes	74,712	17,791	33,512	23,409	—
Other long-term obligations	12,656	2,281	4,803	3,042	2,530
Total contractual obligations	$427,814	$28,394	$53,315	$343,575	2,530

		Amount of commitment expiration per period
	Total	Less than 1 year	1 — 3 years	4 — 5 years	Over 5 years
Other commercial commitments:
Standby letters of credit	$2,000	$2,000	—	—	—

Performance of Lodging Industry

The overall travel industry, initially impacted by the tragic events of September 11th, continues to be adversely effected by the weaker general economic climate and uncertain financial markets.  Occupancy rates from the properties served by the Company during the second quarter of 2002 were 110 basis points below the same period in the prior year.  While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels.

Geographically, the Company’s room base is diversified with more than two-thirds of properties served being in highway or suburban locations.  In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

Occupancy rates have been improving but remain below the levels experienced in the prior year.  During the third quarter of 2002, occupancy rates are forecasted to slowly improve.  To help mitigate the impact of occupancy levels on operating profit and EBITDA, the Company continues to firmly control operating expenses and capital spending.  The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest.  At June 30, 2002, the Company had debt totaling $343 million. The Company has interest rate swap arrangements covering debt with a notional amount of $150 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $277 million and variable rate debt of $66 million at June 30, 2002. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.6 million.  The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $659,000 assuming other variables remain constant.

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

Part II — Other Information

Item 1 — Legal Proceedings

On April 11, 2002, InnMedia LLC, filed a complaint in the Superior Court of the State of California, County of Los Angeles alleging that the Company breached the Distribution and Carriage Agreement and Services Agreement between the Company and InnMedia.  Effective August 2, 2002, the Company and Hilton  mutually agreed to dissolve InnMedia.  In connection with the dissolution of InnMedia, the lawsuit filed by InnMedia against the Company has been dismissed with prejudice.  See note 9 to financial statements.

Item 2 — Changes in Securities and Use of Proceeds

                Not applicable.

Item 3 — Defaults Upon Senior Securities

                Not applicable.

Item 4  — Submission of Matters to a Vote of Security Holders

a.               The Annual Meeting of Stockholders of the Company (“Meeting”) was held on May 8, 2002, for the following purposes:

1.               Election of a director to serve a three-year term expiring in 2005; and

2.               Action on such other matters as may properly come before the Meeting.

b.              The director elected at the meeting was Rodney F. Leyendecker.

c.               The results of voting at the Meeting were as follows:

Election of Director  —

For

Against

Withheld

Abstentions

Rodney F. Leyendecker	11,854,892	—	17,986	—

Item 5 — Other Information

On May 28, 2002, the Company’s Board of Directors elected Jarl Mohn, aka Lee Masters, to fill a preexisting vacancy on the Board.  Mr. Mohn’s term will expire in 2005.

Item 6 — Exhibits and Reports on Form 8-K

a.               Exhibits:

                                99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

                                                The Company filed a Current Report on Form 8-K with the SEC on April 15, 2002, to file as an exhibit under Item 7 a copy of the Company’s press release dated April 12, 2002, announcing the termination of the Company’s agreements with InnMedia LLC and announcing that on April 11, 2002, Inn Media filed a complaint in California Superior Court naming the Company as defendant.

The Company filed a Current Report on Form 8-K with the SEC on May 29, 2002, under Item 5 announcing the filing of a universal shelf registration statement with the SEC providing for the offering to the public from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million.   The Company also filed as an exhibit under Item 7 a copy of the Company’s press release dated May 24, 2002.

The Company filed a Current Report on Form 8-K with the SEC on June 3, 2002, under Item 4 announcing the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year 2002 and filed as exhibits under Item 7 (a) a copy of a letter dated May 31, 2002, from Arthur Andersen LLP to the SEC, and (b) a copy of the Company’s press release dated May 31, 2002.

The Company filed a Current Report on Form 8-K with the SEC on August 5, 2002, to file as an exhibit under Item 7 a copy of the Company’s press release dated August 5, 2002, announcing that the Company had expanded its Master Services Agreement with Hilton, that the Company had mutually agreed with Hilton to dissolve InnMedia and that the lawsuit filed by InnMedia against the Company had been dismissed.

LodgeNet Entertainment Corporation

Signatures

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: August 8, 2002	/s/ Scott C. Petersen
Scott C. Petersen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2002	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)