Form 10-Q
period 2002-09-30
LODGENET ENTERTAINMENT CORP
filed 2002-11-13
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

     At October 24, 2002, there were 12,416,049 shares outstanding of the Registrant’s common stock, $0.01 par value.

This report contains a total of 27 pages

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation

     As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,323	$1,528
Accounts receivable, net	31,499	26,677
Prepaid expenses and other	3,782	2,864

Total current assets	36,604	31,069
Property and equipment, net	245,483	240,274
Investments in and advances to unconsolidated affiliates	—	484
Debt issuance costs, net	7,956	9,176
Other assets, net	14,412	10,482

	$304,455	$291,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,949	$14,502
Current maturities of long-term debt	9,134	8,168
Accrued expenses and other	14,766	10,251
Deferred revenue	3,269	3,100

Total current liabilities	44,118	36,021
Long-term debt	333,242	317,663
Other long-term liability	5,774	—
Derivative instruments	11,411	5,369

Total liabilities	394,545	359,053

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,416,049 and 12,284,998 shares outstanding at September 30, 2002 and December 31, 2001, respectively	124	123
Additional paid-in capital	153,311	151,990
Accumulated deficit	(230,268)	(212,389)
Accumulated other comprehensive loss	(13,257)	(7,292)

Total stockholders’ equity (deficit)	(90,090)	(67,568)

	$304,455	$291,485

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation
Consolidated Statements of Operations (Unaudited)
(Dollar amounts, except per share amounts, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Guest Pay	$61,408	$54,572	$170,226	$155,676
Other	2,252	3,109	7,143	8,141

Total revenues	63,660	57,681	177,369	163,817

Direct costs:
Guest Pay	26,854	22,854	72,067	63,921
Other	1,262	1,980	3,939	5,188

Total direct costs (exclusive of other operating expenses shown separately below)	28,116	24,834	76,006	69,109

Gross profit (exclusive of other operating expenses shown separately below)	35,544	32,847	101,363	94,708

Operating expenses:
Guest Pay operations	7,711	7,183	22,171	21,647
Selling, general and administrative	5,718	5,340	16,439	16,050
Depreciation and amortization	19,242	16,295	56,534	49,168

Total operating expenses	32,671	28,818	95,144	86,865

Operating income	2,873	4,029	6,219	7,843
Investment gains (losses)	(73)	(790)	753	(1,688)
Interest expense	(8,258)	(7,728)	(24,659)	(22,089)
Other income (expense), net	79	(68)	235	(12)

Loss before income taxes	(5,379)	(4,557)	(17,452)	(15,946)
Provision for income taxes	(133)	(114)	(427)	(434)

Loss before extraordinary item	(5,512)	(4,671)	(17,879)	(16,380)
Extraordinary item, net	—	(2,091)	—	(2,091)

Net loss	$(5,512)	$(6,762)	$(17,879)	$(18,471)

Per common share (basic and diluted):
Loss before extraordinary item	$(0.44)	$(0.38)	$(1.45)	$(1.34)
Extraordinary item, net	—	(0.17)	—	(0.17)

Net loss	$(0.44)	$(0.55)	$(1.45)	$(1.51)

Weighted average shares outstanding	12,406,919	12,265,897	12,363,428	12,236,310

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(17,879)	$(18,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,534	49,168
Investment (gains) losses	(753)	1,688
Non-cash portion of extraordinary item	—	2,091
Other, net	—	253
Change in operating assets and liabilities:
Accounts receivable, net	(4,813)	(4,983)
Prepaid expenses and other	(866)	290
Accounts payable	2,445	6,349
Accrued expenses and other	4,676	3,122
Other	25	(176)

Net cash provided by operating activities	39,369	39,331

Investing activities:
Property and equipment additions	(56,974)	(62,046)
Proceeds from sale of investments	—	1,393
Proceeds from affiliates, net	1,287	1,498

Net cash used for investing activities	(55,687)	(59,155)

Financing activities:
Proceeds from long-term debt	—	150,000
Borrowings under revolving credit facility	29,000	27,000
Repayments of revolving credit facility	(6,000)	(61,000)
Repayment of long-term debt	(7,156)	(81,030)
Repayment of capital lease obligations	(492)	(373)
Debt issuance costs	(269)	(6,008)
Exercise of stock options	1,027	770

Net cash provided by financing activities	16,110	29,359

Effect of exchange rates on cash	3	(44)

Increase (decrease) in cash and cash equivalents	(205)	9,491
Cash and cash equivalents at beginning of period	1,528	4,059

Cash and cash equivalents at end of period	$1,323	$13,550

Supplemental cash flow information:
Cash paid for interest	$21,574	$20,651

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2001, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	September 30,	December 31,
	2002	2001

Land, building and equipment	$72,268	$68,007
Free-to-guest equipment	27,306	24,798
Guest Pay systems:
Installed	440,271	399,520
System components	27,793	27,548
Software costs	16,548	14,793

Total	584,186	534,666
Less — depreciation and amortization	(338,703)	(294,392)

Property and equipment, net	$245,483	$240,274

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Note 3 — Loss Per Common Share

Basic earnings per share is computed based on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

The loss per common share for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002, and 2001 is based on 12,406,919, 12,265,897, 12,363,428, and 12,236,310 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of September 30, 2002 and 2001, the number of potential common shares was approximately 4,729,000 and 4,187,000, respectively. Such potential dilutive common shares consist of stock options and warrants. The foregoing potential common share amounts do not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of stock options or warrants.

Note 4 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	September 30,	December 31,
	2002	2001

Bank Credit Facility:
Bank term loan	$148,500	$149,625
Revolving credit facility	23,000	—
10.25% senior notes	150,000	150,000
11.50% senior notes	18,000	24,000
Less unamortized discount	(219)	(333)
Capital leases	2,283	1,697
Other	812	842

	342,376	325,831
Less current maturities	(9,134)	(8,168)

	$333,242	$317,663

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility which may be increased to $100 million, subject to certain limitations. The term loan matures in June 2006 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. The term loan interest rate as of September 30, 2002 was 5.8%. The revolving credit facility matures in June 2006, and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of 1.00% to 1.75%, or (2) LIBOR plus a margin of 2.25% to 3.00%. The weighted average interest rate for the revolving credit facility as of September 30, 2002 was 4.8%. Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of September 30, 2002, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. In August 2002, the Company received unanimous consent from its lenders to amend its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage by generally deferring the scheduled step-downs in covenant terms that were to be effective as of December 31, 2002. (See Liquidity and Capital Resources) As of September 30, 2002, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain restrictive covenants. As of September 30, 2002, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

The 10.25% Notes are redeemable at the option of the Company, in whole or in part at 105.125% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). Annual principal payments of $6 million commenced in July 2001 and continue through July 2005. Semi-annual interest payments are required. The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. As part of the financing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

Long-term debt has the following scheduled principal maturities for the 12 month periods ended September 30 (in thousands of dollars): 2003 — $9,134; 2004 — $8,237; 2005 — $7,783; 2006 — $167,221; 2007 — $150,001.

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

Note 6 — Comprehensive Loss

Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was as follows for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(5,512)	$(6,762)	$(17,879)	$(18,471)
Foreign currency translation adjustment	(531)	(275)	77	(365)
Cumulative effect of adoption of SFAS No. 133	—	—	—	(1,287)
Unrealized loss on derivative instruments	(4,332)	(3,688)	(6,042)	(5,375)

Comprehensive loss	$(10,375)	$(10,725)	$(23,844)	$(25,498)

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Note 7 — Effect of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. Effective January 1, 2002, the Company adopted the provisions of this statement, which had no impact on its consolidated financial statements.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after June 15, 2002. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The provisions of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company has determined the adoption of this statement will not significantly impact its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

In October 2002, the FASB Emerging Issues Task Force reached a tentative conclusion on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 will be effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effect of the adoption of the EITF, however the Company does not believe that it will have an impact on its consolidated financial statements.

Note 8 — InnMedia LLC

Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton Hotels Corporation (“Hilton”), mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs. The $252,000 was recorded as an equity loss in the same period.

Note 9 — Hilton Agreement

Effective July 31, 2002, the Company expanded its Master Services Agreement with Hilton Hotels Corporation. The Company acquired the right to provide television-based Internet access and time-shifted TV programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout the Company’s entire room base. As consideration, the Company agreed to pay Hilton $8.0 million over a five year period. The present value of these payments, approximately $5.8 million, has been capitalized within other assets on the Company’s consolidated balance sheet and is being amortized on a straight-line basis over its estimated useful life. Additionally, the Company paid Hilton $1.0 million for a six months extension of the existing seven-year contracts with certain installed Hilton-owned properties, encompassing approximately 24,000 rooms.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Except for the historical statements contained herein, all statements made in this presentation are “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and are subject to risks, uncertainties, and other factors that could cause actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the impact of competition and changes to the competitive environment for the Company’s products and services, changes in demand for the Company’s products and services, changes in technology, changes in the Company’s relationships with its strategic partners, uncertainty of litigation, changes in government regulation and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

Overview –

LodgeNet, the world’s largest provider of television-based broadband services to the hospitality industry, specializes in the delivery of interactive television and television-based Internet access services to the lodging industry throughout the United States, Canada and select international markets. As of September 30, 2002, the Company provided interactive and television services to approximately 5,600 hotel properties, more properties than any other broadband service provider in the world. The Company’s services are designed to serve the needs of the lodging industry and the traveling public and include on-demand movies, music and music videos, Nintendo® video games, Internet-enhanced television, which does not require a laptop for access, high-speed Internet access, and other interactive services, all of which are referred to as Guest Pay interactive services. The Company has installed its interactive television system in more than 863,000 of its rooms, which host more than 260 million guests on an annual basis.

Guest Pay Interactive Services. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based video games, Internet-enhanced television, and high-speed Internet access services. Guest Pay packages may also include video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge.

The Company’s Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company’s systems, hotel occupancy rates, guest demographics, and the popularity, pricing, and availability of programming. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) one-time license fees paid for independent films; (iii) license fees for other interactive services; (iv) Internet connectivity costs; and (v) the commission paid to the hotel. Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

The room installations for the twelve months ended September 30, 2002 represent an increase of 8.7% for Guest Pay interactive rooms as compared to September 30, 2001. Additionally, Digital services rooms, as described below, increased 170.2% over the number of installed rooms at September 30, 2001. De-installation activity for 2002 has been less than 2% of the installed number of rooms.

The Company’s base of installed rooms was comprised as follows at September 30:

	2002	2001

Guest Pay interactive rooms (1)	863,777	794,359
Digital services rooms (2)	226,475	83,804
Total rooms served (3)	939,062	874,030

(1)  – 100% of Guest Pay interactive rooms are served by the Company’s on-demand movie system (as compared to a scheduled movie system that shows movies at predetermined times).

(2)  – Digital services rooms are equipped with the interactive digital systems where on-demand movies and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent more than 26% of the Guest Pay interactive rooms served.

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

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

InnMedia LLC. In October of 2000, the Company created a joint venture with Hilton Hotels Corporation, named InnMedia LLC, to provide interactive television and television-based Internet access services for distribution to the lodging industry. At that time the Company entered into various agreements with InnMedia pursuant to which the Company agreed to obtain interactive television and television-based Internet access services exclusively from InnMedia and to provide InnMedia with the services necessary to distribute such content. InnMedia and Hilton also entered into an agreement whereby InnMedia became the exclusive provider of interactive television content and Internet access services to various Hilton hotels. At that time, the Company also entered into a Master Services Agreement with Hilton pursuant to which the Company was named the exclusive guest-pay provider to Hilton owned hotels and the preferred guest pay provider to various Hilton managed and franchised hotels of movies, games and music content.

Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton Hotels Corporation (“Hilton”), mutually agreed to dissolve InnMedia. At that time, InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company has been dismissed with prejudice. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs. The $252,000 was recorded as an equity loss in the same period.

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

Years

Buildings	30
Guest Pay systems:
System components	5 – 7
In-room equipment	2 – 5
Other equipment	3 – 10

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

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2002 and 2001

Revenue Analysis. The Company’s total revenue for the third quarter of 2002 increased 10.4%, or $6.0 million, in comparison to the third quarter of 2001. The following table sets forth the components of revenue (in thousands) for the quarter ended September 30:

	2002		2001

		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue

Guest Pay	$61,408	96.5	$54,572	94.6
Other	2,252	3.5	3,109	5.4

	$63,660	100.0	$57,681	100.0

Guest Pay interactive revenue increased 12.5% or $6.8 million, in the third quarter of 2002 as compared to the third quarter of 2001. This increase was attributable to a 9.7% increase in the average number of installed Guest Pay interactive rooms, and a 2.6% increase in average monthly revenue per interactive Guest Pay room. The following table sets forth information in regard to average monthly Guest Pay interactive revenue per room for the quarter ended September 30:

	2002	2001

Average monthly revenue per room:
Movie revenue	$18.98	$18.43
Other interactive service revenue	4.99	4.93

Total per Guest Pay room	$23.97	$23.36

Average movie revenue per room increased 3.0% due to higher movie prices, partially offset by declines in buy rate (30 basis points) and occupancy (40 basis points) versus the third quarter of 2001. Other interactive service revenue per room increased by 1.2% primarily driven by the New Media business, which is comprised of Internet-enhanced television and time-shifted television programming. The new media revenue recognized during the third quarter totaled $945,000.

Other Revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and the sales of system equipment and service parts and labor. Other revenue decreased $857,000 or 27.6% due to decreased equipment sales to international licensees.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $35.5 million for the third quarter ended September 30, 2002, an increase of 8.2% over the third quarter of 2001 on a 10.4% increase in revenue (dollar amounts in thousands).

	2002	2001

Gross profit:
Guest Pay	$34,554	$31,718
Other	990	1,129

	$35,544	$32,847

Gross profit margin:
Guest Pay	56.3%	58.1%
Other	44.0%	36.3%
Composite	55.8%	56.9%

Gross profit on Guest Pay interactive services increased 8.9%, or $2.8 million, on a 12.5% increase in related revenue. Guest Pay direct costs (primarily studio license fees, license fees for other interactive services, Internet connectivity fees, and the commission paid to the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. As a percentage of revenue, the decrease in gross profit margin from 58.1% to 56.3% was primarily due to connectivity costs related to Internet-enhanced television and to nominal increases in hotel commissions.

Gross profit on other services decreased $139,000 or 12.3% in the third quarter of 2002 from the prior year quarter. The decrease was due to lower sales of equipment to international licensees. The gross profit margin increased to 44.0% in the third quarter of 2002 due to lower costs related to cable programming services, which resulted from favorable pricing and incentive arrangements.

As a percentage of revenue, the Company’s overall gross profit margin decreased from 56.9% to 55.8%. The decrease in gross margin from Guest Pay interactive services was partially offset by an increase in other gross margin as described above.

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2002		2001

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$7,711	12.1	$7,183	12.4
Selling, general and administrative	5,718	9.0	5,340	9.3
Depreciation and amortization	19,242	30.2	16,295	28.3

Total operating expenses	$32,671	51.3	28,818	50.0

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 7.4%, or $528,000 in the third quarter of 2002, compared to the third quarter of 2001. The increase resulted from additional costs incurred with the addition of 75,200 average rooms, offset by continued cost control efforts and improved operating efficiencies. Per average installed room, Guest Pay operations expenses decreased 2.3% from $3.08 per month during the third quarter of 2001 to $3.01 per month during the third quarter of 2002.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Selling, general and administrative expenses increased $378,000 or 7.1% in the third quarter of 2002 compared to the prior year quarter. The increase was substantially attributed to professional fees related to the InnMedia lawsuit which was dismissed with prejudice in August and the dissolution of the InnMedia entity. As a percentage of revenue, such expenses decreased to 9.0% in the third quarter of 2002 from 9.3% in the prior year quarter.

Depreciation and amortization expenses were $19.2 million in the third quarter of 2002 versus $16.3 million in the year earlier quarter. The increase is driven by the demand for the installation of, or upgrade to, the digital platform, which resulted in an additional 75,200 average rooms placed in operation. At the end of third quarter of 2002, the interactive digital system had been installed in more than 226,000 rooms. Additionally, other increases were associated with software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service compared to the prior year. As a percentage of revenue, depreciation and amortization expenses increased to 30.2% in the current quarter from 28.3% in the third quarter of 2001.

Operating Income. For the reasons previously described, the Company generated operating income of $2.9 million in the third quarter of 2002 compared to $4.0 million in the third quarter of 2001.

Investment Gains (Losses). Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998. In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. As of December 31, 2001, the Company had an investment balance in GICC of $316,000. During the third quarter of 2002, the Company received $179,000 in cash from the sale of GICC’s bankrupt assets and recognized an investment gain of $179,000. Additionally, the Company contributed $252,000 to InnMedia during the third quarter of 2002 for its share of pre-dissolution operating costs. The $252,000 was recorded as an equity loss in the same period.

Interest Expense. Interest expense was $8.3 million during the third quarter of 2002, an increase of 6.9% due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform. Average principal amount of long-term debt outstanding during the quarter ended September 30, 2002 was approximately $346 million at an average interest rate of approximately 9.5% as compared to an average principal amount outstanding of approximately $315 million at an average interest rate of approximately 9.8% during the comparable period of 2001.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $5.5 million in the third quarter of 2002 from a net loss of $6.8 million in the prior year quarter. Third quarter 2001 net loss included a $2.1 million extraordinary charge associated with the write-off of debt issuance costs related to the refinancing of the Company’s bank credit facility.

EBITDA. EBITDA (defined by the Company as earnings before interest, income taxes, depreciation and amortization) increased 8.8% to $22.1 million in the third quarter of 2002 as compared to $20.3 million in the prior year quarter. This increase is primarily due to a 9.7% increase in the average number of installed rooms receiving Guest Pay interactive services, and improved operating efficiencies as described above. As a percentage of total revenue, EBITDA was 34.7% in the current quarter compared to 35.2% in the prior year quarter.

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

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2002 and 2001

Revenue Analysis. The Company’s total revenue for the first nine months of 2002 increased 8.3%, or $13.6 million, in comparison to the same period of 2001. The following table sets forth the components of revenue (in thousands) for the nine months ended September 30:

	2002		2001

		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue

Guest Pay	$170,226	96.0	$155,676	95.0
Other	7,143	4.0	8,141	5.0

	$177,369	100.0	$163,817	100.0

Guest Pay interactive revenue increased 9.3% or $14.6 million, in the first nine months of 2002 in comparison to the same period of 2001. This increase was attributable to a 10.8% increase in the average number of installed Guest Pay interactive rooms, offset by a 1.3% decrease in average monthly revenue per room. The following table sets forth information in regard to average monthly Guest Pay interactive revenue per room for the nine months ended September 30:

	2002	2001

Average monthly revenue per room:
Movie revenue	$18.09	$18.34
Other interactive service revenue	4.54	4.59

Total per Guest Pay room	$22.63	$22.93

Average movie revenue per room decreased 1.4% as a result of a 150 basis point decrease in occupancy levels versus the same period of 2001. Other interactive service revenue per room decreased by 1.1% also due to the decrease in occupancy levels versus the same period of 2001.

Other Revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue decreased $998,000 or 12.3% due to decreased equipment sales to international licensees.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $101.4 million for the nine months ended September 30, 2002, an increase of 7.0% over the first nine months of 2001 on an 8.3% increase in revenue (dollar amounts in thousands).

	2002	2001

Gross profit:
Guest Pay	$98,159	$91,755
Other	3,204	2,953

	$101,363	$94,708

Gross profit margin:
Guest Pay	57.7%	58.9%
Other	44.9%	36.3%
Composite	57.1%	57.8%

Gross profit on Guest Pay interactive services increased 7.0%, or $6.4 million, on a 9.3% increase in related revenue. Guest Pay direct costs (primarily studio license fees, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. As a percentage of revenue, the decrease in gross profit margin from 58.9% to 57.7% was primarily due to connectivity costs related to the Internet on television product and to increases in hotel commissions.

Gross profit on other services increased $251,000 or 8.5% in the first nine months of 2002 from the prior year nine months, and the gross profit margin increased from 36.3% to 44.9%. These increases were due to lower costs of sales related to international licenses and lower costs related to cable programming services, which resulted from favorable pricing.

As a percentage of revenue, the Company’s overall gross profit margin was 57.8% compared to 57.1%. The nominal decrease in gross margin from Guest Pay interactive services was partially offset by an increase in other gross margin as described above.

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2002		2001

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$22,171	12.5	$21,647	13.2
Selling, general and administrative	16,439	9.3	16,050	9.8
Depreciation and amortization	56,534	31.9	49,168	30.0

Total operating expenses	$95,144	53.6	$86,865	53.0

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased 2.4%, or $524,000 in the first nine months of 2002, compared to the same period of 2001. The increase was primarily due to the costs incurred with 81,200 average new rooms placed in operation during the time period, partially offset by continued cost control efforts and improved operating efficiencies. Per average installed room, Guest Pay operations expenses decreased to $2.95 per month in the first nine months of 2002 as compared to $3.19 per month in the comparable period of 2001.

Selling, general and administrative expenses were $16.4 million in the first nine months of 2002 compared to $16.1 in the year earlier nine months. As a percentage of revenue, such expenses decreased to 9.3% in the third quarter of 2002 from 9.8% in the prior year period due to on-going cost control measures.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Depreciation and amortization expenses were $56.5 million in the first nine months of 2002 versus $49.2 million in the year earlier nine months. This increase was due to the 10.8% increase in the average number of rooms in operation driven by the increased demand for the installation of, or upgrade to, the digital platform. As of September 30, 2002, the interactive digital system had been installed in more than 226,000 rooms as compared to 83,800 rooms at September 30, 2001. Additionally, other increases were related to software costs and other capitalized costs including service vans, equipment, and computers that are related to the increased number of rooms in service compared to the prior year. As a percentage of revenue, depreciation and amortization expenses increased to 31.9% in the first nine months of 2002 from 30.0% in the first nine months of 2001.

Operating Income. For the reasons previously described, the Company generated operating income of $6.2 million in the first nine months of 2002 compared to $7.8 million in the same period of 2001.

Investment Gains (Losses). Prior to the second quarter of 2001, the Company owned a minority interest in Global Interactive Communications Corporation (“GICC”) resulting from the merger transaction involving ResNet Communications LLC (formerly the Company’s majority-owned subsidiary) in 1998. In the second quarter of 2001, the Company transferred its equity interest in GICC back to GICC and has no further financing obligation to GICC. As of December 31, 2001, the Company had an investment balance in GICC of $316,000. During the first nine months of 2002, the Company received $1.6 million in cash from the sale of GICC’s bankrupt assets and recognized an investment gain of $1.3 million.

Interest Expense. Interest expense was $2.6 million or 11.6%, compared to $24.6 million during the first nine months of 2002 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform and other business activities. Average principal amount of long-term debt outstanding during the nine months ended September 30, 2002 was approximately $336 million at an average interest rate of approximately 9.8% as compared to an average principal amount outstanding of approximately $302 million at an average interest rate of approximately 9.8% during the comparable period of 2001.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $17.9 million in the first nine months of 2002 from a net loss of $18.5 million in the prior year nine months.

EBITDA. EBITDA (defined by the Company as earnings before interest, income taxes, depreciation and amortization) increased 10.1% to $62.7 million in the first nine months of 2002 as compared to $57.0 million in the prior year period. This increase is primarily due to a 10.8% increase in the average number of installed rooms receiving Guest Pay interactive services, and improved operating efficiencies as described above. As a percentage of total revenue, EBITDA increased to 35.4% in the current nine months compared to 34.8% in the first nine months of 2001.

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

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Recent Accounting Developments

See Note 7 in the notes to consolidated financial statements.

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and to service existing indebtedness. Commencing in 2001, net cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding of the remaining portion of growth capital expenditures was provided by the Company’s bank facility. For 2001, capital expenditures were $78.4 million and net cash provided by operating activities was $46.5 million. During the first nine months of 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding for the balance of the growth capital expenditures was provided by the Company’s bank facility. For the nine-months ended September 30, 2002, capital expenditures were $57.0 million as compared to $62.0 million in the same period of 2001. Net cash provided by operating activities was $39.4 million as compared to $39.3 million in the first nine months of 2001.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $73 to $75 million in 2002 as contemplated under its 2002 business plan. The Company was in compliance with all covenants related to its bank debt and its Senior notes as of September 30, 2002. The Company is not aware of any events that qualify under the Material Adverse Effect clause of the current credit facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of September 30, 2002 was $342.4 million versus $342.9 million as of June 30, 2002.

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

In August 2002, the Company received unanimous consent from its lenders to amend its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage by generally deferring the scheduled step-downs in covenant terms that were to be effective as of December 31, 2002. The Maximum Consolidated Total Leverage Ratio will remain at 4.5 times debt to EBITDA through the third quarter of 2003 with a step-down to 4.4 times debt to EBITDA at the end of the fourth quarter 2003. The Maximum Consolidated Senior Secured Leverage Ratio was modified to 2.5 times senior debt to EBITDA from 2.25 times. The 2.5 ratio is in effect through the fourth quarter of 2004. The Minimum Consolidated Interest ratio coverage ratio was amended to 2.25 times and will remain at that level through the second quarter of 2004.

Based on the current bank facility covenants the Company had $21.5 million of borrowing capacity available under its revolver credit facility.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

In May 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million. The Company may use the proceeds from possible sale of securities for general corporate purposes, which include additions to working capital, repayment or redemption of existing indebtedness, financing of capital expenditures, research and development of new technologies, future acquisitions and strategic investment opportunities. The timing and amount of any offering under the registration statement will depend on the market and general business conditions. The registration statement was declared effective by the SEC on June 18, 2002. No securities have been issued under this registration statement as of September 30, 2002.

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

Obligations and Commitments as of September 30, 2002.

		Payments due by period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Contractual obligations:
Long-term debt(s)	$340,092	$8,311	$14,781	$317,000	—
Interest on senior notes	73,332	17,446	32,822	23,064	—
Other long-term obligations	11,363	1,230	4,676	2,942	2,515

Total contractual obligations	$424,787	$26,987	$52,279	$343,006	2,515

		Amount of commitment expiration per period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Other commercial commitments:
Standby letters of credit	$2,000	$2,000	—	—	—

Performance of Lodging Industry

The overall travel industry, initially impacted by the tragic events of September 11th, continues to be adversely effected by the weaker general economic climate and uncertain financial markets. Occupancy rates from the properties served by the Company during the third quarter of 2002 were 40 basis points below the same period in the prior year. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels.

Geographically, the Company’s room base is diversified with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

Occupancy rates have been improving but remain below the levels experienced in the prior year. During the third quarter of 2002, occupancy rates were forecasted to slowly improve, however, were affected by the first anniversary of September 11th. To help mitigate the impact of occupancy levels on operating profit and EBITDA, the Company continues to firmly control operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At September 30, 2002, the Company had debt totaling $342 million. The Company has interest rate swap arrangements covering debt with a notional amount of $150 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $271 million and variable rate debt of $71 million at September 30, 2002. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.1 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $715,000 assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the third quarter of 2002 to materially impact consolidated results of operations or financial condition.

Item 4 — Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report (the “Evaluation Date”). Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Part II — Other Information

Item 1 — Legal Proceedings

     The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company’s financial condition or results of operations.

Item 2 — Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     Not applicable

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

10.24	Amended And Restated Employment Agreement between the Company and Scott C. Petersen dated September 23, 2002.

b.	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the SEC on August 14, 2002, to file as an exhibit under Item 7 a copy of the Company’s press release dated August 14, 2002, announcing its chief executive officer and chief financial officer have certified LodgeNet’s financial statements attached to its Quarterly Report on Form 10-Q filed on August 14, 2002.

The Company filed a Current Report on Form 8-K with the SEC on August 15, 2002, announcing under Item 5 that the Company entered into a number of agreements with Hilton Hotels Corporation (“Hilton”) relating to the mutual decision of the parties to dissolve InnMedia LLC, a joint venture co-owned by the Company and Hilton, and to expand the services that the Company will provide to Hilton under its existing Master Service Agreement with Hilton. The Company also filed as exhibits under Item 7 (a) a copy of the Hilton LodgeNet Agreement, dated as of August 2, 2002, and (b) a copy of the Amendment to Master Services Agreement, dated August 2, 2002, (certain confidential portions of this Exhibit were redacted and separately filed with the SEC).

The Company filed a Current Report on Form 8-K with the SEC on August 20, 2002, announcing under Item 5 that the Company entered into, and received requisite consent from its lenders for, a First Amendment to Credit Agreement, which amended its existing senior bank credit facility obtained in August 2001, modifying the covenants for leverage and interest coverage contained in the original credit agreement by generally deferring schedule step-downs in covenant terms that were to become effective as of December 31, 2002. The Company also filed as exhibits under Item 7 (a) a copy of the First Amendment to Credit Agreement, dated August 19, 2002, by and between the Company and Canadian Imperial Bank (as Administrative Agent), and (b) a copy of the Company’s press release dated August 19, 2002.

The Company filed a Current Report on Form 8-K with the SEC on October 17, 2002, including under Item 7 and Item 9 a copy of a Power Point presentation posted on the Company’s website in advance of an earnings telephone conference held October 16, 2002.

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date:	November 13, 2002	/s/ Scott C. Petersen Scott C. Petersen President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2002	/s/ Gary H. Ritondaro Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

I, Gary H. Ritondaro, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of LodgeNet Entertainment Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Gary H. Ritondaro Gary H. Ritondaro Chief Financial Officer

September 30, 2002

LodgeNet Entertainment Corporation	Form 10-Q

I, Scott C. Petersen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of LodgeNet Entertainment Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Scott C. Petersen Scott C. Petersen Chief Executive Officer

September 30, 2002