Form 10-K
period 2002-12-31
LODGENET ENTERTAINMENT CORP
filed 2003-03-20
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-22334

LodgeNet Entertainment Corporation

(Exact name of Registrant as specified in its charter)

Delaware	46-0371161

(State of Incorporation)	(IRS Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota      57107

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $127,366,000.

The number of shares of common stock of the Registrant outstanding as of March 10, 2003, was 12,431,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2002, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 66 pages, excluding exhibits. The exhibit index appears on page 33.

PART I
Item 1 — Business
Overview
Markets and Customers
Services and Products
Operations
Competition
Business Strategy
Regulation
Employees
Web Site Access to SEC Filings
Item 2 — Properties
Item 3 — Legal Proceedings
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters
Dividends
Stockholder Rights Plan
Item 6 — Selected Financial Data
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Item 8 — Financial Statements and Supplementary Data
Item 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 10 — Directors and Executive Officers of the Registrant
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management
Item 13 — Certain Relationships and Related Transactions
Item 14 — Controls and Procedures
Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-10.27 Employment Agreement - Stephen D. McCarty
EX-10.28 Executive Severance Agreement - S.McCarty
EX-10.29 Employment Agreement - Steven Pofahl
EX-10.30 Executive Severance Agreement - S. Pofahl
EX-10.31 Employment Agreement-Steven Truckenmiller
EX-12.1 Statement of computation of ratios
EX-21.1 Subsidiaries of the Company
EX-23.1 Consent of Independent Public Accountants
EX-99.1 Certification Pursuant to Section 906

Item 1 - Business	1
Overview	1
Markets and Customers	3
Services and Products	3
Operations	4
Competition	7
Business Strategy	8
Regulation	9
Employees	10
WEB Site Access to SEC Filings	10
Item 2 - Properties	10
Item 3 - Legal Proceedings	10
Item 4 - Submission of Matters to a Vote of Security Holders	11
Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters	11
Dividends	11
Stockholder Rights Plan	11
Item 6 - Selected Financial Data	13
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	30
Item 8 - Financial Statements and Supplementary Data	31
Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 10 - Directors and Officers of the Registrant	32
Item 11 - Executive Compensation	32
Item 12 - Security Ownership of Certain Beneficial Owners and Management	32
Item 13 - Certain Relationships and Related Transactions	32
Item 14 - Controls and Procedures	32
Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

     As used herein (unless the context otherwise requires) “LodgeNet”, the “Company” and/or the “Registrant” mean LodgeNet Entertainment Corporation and its consolidated subsidiaries.

     “LodgeNet”, the LodgeNet logo, and “TechConnection” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or servicemarks used herein are the property of their respective owners.

LodgeNet Entertainment Corporation	i	Form 10-K 2002

PART I

Item 1 — Business

Overview

     LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. More than 260 million guests a year can use a wide range of LodgeNet interactive services including digital movies, music and television on-demand programming as well as video games, high-speed Internet access and other services designed to make their stay more enjoyable, productive and convenient. As of December 31, 2002, the Company provided interactive television services to approximately 5,700 hotel properties serving more than 950,000 rooms, more properties and rooms than any other provider in the world.

     The Company’s services are purchased by guests on a per-view, hourly, or daily basis and include digital movies, video games, music and music videos, television on-demand programming, Internet on television which does not require a laptop for access, and high-speed laptop Internet access services (all of which are referred to by the Company as Guest Pay interactive services). Service packages may also include satellite-delivered basic and premium cable television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge (referred to by the Company as free-to-guest services). The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah’s, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, plus various major REITs and management companies such as MeriStar, Felcor, Flagstone, Prime, WestCoast Hospitality, as well as many independent properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names.

     As shown in the table below, the Company has experienced substantial revenue growth over the past five years, primarily as the result from the rapid expansion of the number of rooms installed with the Company’s interactive services. Since 1998, the Company’s interactive room base has increased by more than 279,000 rooms while its revenue has also increased by 41%. During the same period, the Company’s EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) has increased by 69% to $81.9 million in 2002, while its EBITDA margin improved to 34.8% from 29.2%. Management believes that EBITDA provides an important additional perspective on the Company’s operating results, the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern. Despite the heavy investment associated with the Company’s strong room growth, driven by the addition of 265,000 rooms served by the Company’s next-generation digital television platform during 2001 and 2002, the Company’s leverage ratio and interest coverage show marked improvement during the five-year period. Dollar amounts are in thousands.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Selected Operations Data:
Total Guest Pay interactive rooms (1)	876,348	812,149	725,075	661,691	596,806
Total Digital Rooms (1) (2)	265,097	115,378	—	—	—
Total rooms served (1) (3)	952,673	890,546	806,112	761,509	703,325
Total Revenue	$234,990	$216,895	$196,817	$181,272	$166,351
EBITDA (4)	$81,893	$75,128	$67,764	$60,100	$48,576
EBITDA margin (4)	34.8%	34.6%	34.4%	33.2%	29.2%
Net Loss	$(29,126)	$(26,408)	$(39,014)	$(36,428)	$(39,912)
Ratio of total long-term debt to EBITDA (4)	4.32x	4.33x	4.29x	4.71x	5.52x
Ratio of EBITDA to interest expense (4)	2.48x	2.48x	2.44x	2.21x	2.09x
Capital Expenditures	$72,115	$78,386	$60,195	$51,226	$68,733

LodgeNet Entertainment Corporation	1	Form 10-K 2002

(1)	End of year statistics.

(2)	Digital services rooms are equipped with the interactive digital systems where on-demand movies, television on-demand programming, and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent more than 30% of the Guest Pay interactive rooms served in 2002.

(3)	Total rooms served include those rooms receiving one or more of the Company’s services, including rooms served by international licensees.

(4)	EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company’s operating results, the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern.

     The Company provides its services directly to customers throughout the United States and Canada, and through licensing arrangements with established companies in other select countries. The Company’s contracts with hotels, resorts and casinos are exclusive and typically have initial, non-cancelable terms of five to seven years. As of December 31, 2002, the Company’s average remaining contract term was approximately four years. The exclusive nature of these contracts allows the Company to estimate (based on certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

     The Company designs, develops, owns and operates the broadband, interactive television systems installed at each property. The interactive system connects each individual hotel room to a server, referred to as the “headend” located in the hotel. Because of the flexible and modular design of the system architecture, the Company can periodically upgrade its software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.

     In 2001, the Company introduced its interactive digital system that enhances and expands the delivery of content and services through its interactive television network, providing travelers with enhanced levels of choice, convenience and control in the guest room. In addition to the on-demand movies, video games, and other services already provided by the Company’s installed tape-based systems, the interactive digital system offers (i) increased variety and availability of video selections; (ii) television on-demand programming; (iii) digital music and music videos; (iv) Internet on television; (v) access to Internet-sourced content; (vi) on-screen controls that allow the guest more viewing control and flexibility; (vii) improved guest marketing and merchandising capabilities; and (viii) a system architecture that transmits video and music content via satellite, resulting in operating cost reductions for the Company. As of December 31, 2002, the Company had installed the interactive digital system in over 265,000 rooms or 30% of its interactive installed base. The Company plans to continue to install its next-generation digital system in newly installed hotel properties and in existing sites as current service contracts are successfully renewed and extended.

     The Company’s long-term business strategy is based on five key elements: (i) continue to expand the Company’s interactive digital room base; (ii) increase revenue per room by continuing to expand product offering to the guests; (iii) continue to increase operating margins; (iv) continue to integrate cost-effective system technologies; and (v) drive the Company toward free cash flow and profitability.

LodgeNet Entertainment Corporation	2	Form 10-K 2002

     The Company’s principal executive offices are located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107, (605) 988-1000.

Markets and Customers

     Domestic Market. The Company’s primary market for its services is predominantly in the mid-size and large hotel segments within the United States and Canada. Based on industry sources, the Company estimates that these segments account for approximately 78%, or 3.5 million, of the lodging industry’s estimated 4.5 million rooms. Furthermore, whereas the Company currently serves over 876,000 interactive rooms as of December 31, 2002, the Company believes that significant growth opportunities remain available through (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers whose contracts expire over the next few years.

     Diversified Customer Base. The Company believes that its interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2002, no single state or province accounted for more than 10% of the hotel properties served by the Company. In segmenting the Company’s hotel base according to six demographic classifications set by industry sources, no segment of the Company’s served hotels represented more than 30% of its interactive base. The Company provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah’s, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, as well as many individual properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. No single contract represented greater than 10% of the Company’s revenue for the year ended December 31, 2002. In 2000, the Company signed a contract with Hilton Hotels Corporation (Hilton) to install, on an exclusive basis, its interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its Hilton managed and franchised properties. At December 31, 2002, the Company has installed its interactive system in approximately 73,000 Hilton rooms with the remaining installation base continuing into 2007.

     International Market. The Company also provides services in select international countries—primarily countries located in Central and South America—through licensing arrangements with established entities in these areas. Under the arrangements, the Company does not provide any capital investment. Instead, the Company sells equipment and licenses its interactive television system and technologies to the licensee and receives a royalty based on gross revenue. Financial information related to the Company’s international operations is included within the Company’s consolidated financial statements.

Services and Products

     Guest Pay Interactive Services. The Company’s primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of the Company’s broadband system architecture enables the Company to provide sophisticated interactive features such as on-demand movies, network-based video games, music services, Internet on television, and television on-demand programs. Guest Pay packages may also include satellite-delivered cable television programming which are paid for by the hotel and provided to guests free of charge, as well as other interactive services such as review of room charges and video checkout, guest surveying, merchandising, and other services that enable hotel owners to broadcast informational and promotional messages.

     In May 1993, the Company entered into a non-exclusive license agreement with Nintendo of America Inc. (Nintendo) to provide hotels with a network-based video game system. In May 1998, this agreement was revised and extended for ten years. Pursuant to this extended agreement, Nintendo provides the Company with access to its video game system and games. The Company uses its broadband system architecture to allow guests to play the video games over the hotel master antenna system. Hotel guests are charged a fee based on the amount of time they play the video games. The Company had over 854,000 rooms installed—90% of its room base—with the Nintendo video game systems as of December 31, 2002.

LodgeNet Entertainment Corporation	3	Form 10-K 2002

     In 2001, the Company began wide-scale deployment of its new interactive digital system. In addition to the services already offered in its existing tape-based systems, the digital system allows guests to choose from an expanded menu of digital video as well as digital music selections. Rooms having the Company’s digital system generate an average of 37% more revenue than the traditional tape-based systems, due to the increased variety and availability of video content, the introduction of digital music services, access to Internet content through the television, improved guest marketing and merchandising capabilities, and on-screen controls that allow the guest more viewing control and flexibility. Additionally, the interactive digital systems are equipped so that content such as on-demand movies and music are updated and delivered via satellite to the Company’s system within the hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the content, but also ensures that all of the Company’s digital hotels can offer the content as of the first date available for exhibition. As of December 31, 2002, the Company had over 265,000 digital interactive television rooms.

     The revenues generated from Guest Pay interactive services at any given property are dependent upon a number of factors: (i) the occupancy rate at the property; (ii) the “buy rate” or percentage of occupied rooms that purchase a movie, video game, music service, Internet access or other interactive service offered at the property; and (iii) the price of the service purchased by the hotel guest. Occupancy rates vary by property based on the property’s competitive position within its marketplace, over time based on seasonal factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns. Historically, the properties served by the Company have experienced higher occupancy rates versus the industry average. Buy rates generally reflect the hotel’s guest mix profile, the popularity of the available programming and the guests’ other entertainment alternatives. Buy rates also vary over time with general economic conditions. The price charged for each programming option is established by the Company and is set according to the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title-by-title basis and may be higher in some locations and for certain highly popular titles.

     Free-to-Guest and Other Services. In addition to Guest Pay interactive services, the Company provides cable television programming for which the hotel, rather than its guests, pays the charges. Programming is delivered via satellite and distributed to guest rooms over the network. The hotel pays the Company a fixed monthly charge per room for each programming channel selected. The hotel provides these channels to its guests free of charge. Premium channels, such as HBO, Showtime and The Disney Channel broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and WTBS, broadcast news, sports and informational programs, among others. Premium programming suppliers typically contract only with cable companies and other large volume subscribers, such as the Company, and will not generally provide programming directly to individual hotel properties. The Company successfully competes with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided.

     The Company also provides a variety of other services to its hotel customers including the sale of system equipment and service parts and labor. The Company believes that these services complement its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

Operations

     Contracts. The Company provides its Guest Pay interactive services under contracts with lodging properties that generally run for a term of five to seven years. Over the five year period ended December 31, 2002, the average initial term of new contracts was six and a half years. The Company’s contracts typically provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set prices for Guest Pay interactive services, and allow the Company to terminate the contract and remove its systems if the results of operation of the Company’s system installed at the hotel do not meet the Company’s return on investment criteria. The contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, the Company installs its system in the hotel free of charge and retains ownership of all equipment utilized in providing its services. The terms contained in the contract with corporate-managed hotels for any one chain generally are negotiated by that chain’s corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. For Guest Pay interactive services which are paid for by the hotel guest, the hotel

LodgeNet Entertainment Corporation	4	Form 10-K 2002

collects such charges, coincident with the collection of room and other charges made by the hotel guest, and the hotel remits monthly to the Company. The hotels retain a commission from such charges, which varies depending on the size and profitability of the system and other factors. The Company generally seeks to extend and renew hotel contracts in advance of their expiration on substantially similar terms. The average remaining life of the Company’s current Guest Pay interactive contracts is approximately four years with less than 12% of these contracts coming up for renewal before 2004.

     Technology, Product Development and Patents. The Company designs and develops its own broadband interactive television systems. Because such systems utilize an open architecture platform incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company’s interactive television system incorporates the Company’s scaleable broadband system architecture with commercially manufactured, readily available electronic and computer components and hardware.

     The Company’s broadband system architecture utilizes the Company’s proprietary, two-way digital communications design to process and respond rapidly to input commands from the viewer. This capability enables the Company to provide sophisticated interactive television services such as on-demand movies, network-based video games, music services, Internet on television, and a variety of other interactive services such as review of room charges and video checkout, guest surveying, and other guest services.

     The Company’s interactive systems consist of equipment located within the guest room connected via a local cable distribution network to a headend (associated equipment required for the reception, storage, amplification and modulation of signals) located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held television remote control and a video game controller. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard. Those rooms equipped for high-speed Internet capabilities have a desktop device, which allows for the guest to link to a high-speed Internet connection. Video and music programming originates from the system headend and is transmitted to individual rooms over the network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using the Company’s proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also automatically records purchase transactions and billing data to the hotel’s accounting system, which automatically posts the charge to the guest’s bill.

     It is the Company’s policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company currently owns twelve United States patents, and has other applications for patents pending in the U.S. Patent and Trademark Office dealing with various aspects of the Company’s interactive systems. The Company also licenses industry-related technology from third parties.

     The Company uses a number of registered and unregistered trademarks for its products and services. The Company has applications for registration pending for certain unregistered trademarks, and those trademarks for which the Company has not sought registration are governed by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company’s business, the Company has taken legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademarks are generally well recognized by consumers of its products and are associated with a high level of quality and value.

     Sales and Marketing. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing the Company’s Guest Pay interactive services to the hotel guest. The Company’s sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. Sales activities are coordinated from the Company’s headquarters.

LodgeNet Entertainment Corporation	5	Form 10-K 2002

     The Company markets its services to hotel guests by means of an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. The system also generates a “Welcome Channel”, which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company’s system.

     Installation Operations. The Company’s installation personnel prepare engineering surveys at each hotel, install the Company’s systems, train the hotel staff to operate the systems and perform quality control tests. Due to the Company’s diversified customer base, it is more cost effective for the Company to utilize subcontract installation teams. In 2002, approximately 82% of the installation was completed by subcontractors where an employee of the Company managed the installation project from inception through completion.

     Service Operations. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company emphasizes the use of Company-employed service personnel residing in 26 locations throughout the United States and Canada, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company’s service organization has responsibility for approximately 89% of the Guest Pay interactive hotel rooms served by the Company. Service personnel are responsible for all preventive and corrective systems maintenance.

     The Company also maintains a toll-free customer support hot line, TechConnection SM, which is staffed 24 hours a day, 365 days a year by Company-employed and trained support technicians. The on-line diagnostic capability of the Company’s systems enables the Company to identify and resolve a majority of reported system malfunctions from the Company’s service control center without visiting the hotel property. When a service visit is required, the modular design of the Company’s systems permits service personnel to replace only those components that are defective at the hotel site.

     Programming. The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to a long-term master agreement with each studio. The license period is typically 2 to 3 years in length and royalty rate for each movie are pre-determined, with the studio receiving a percentage of the Company’s gross revenue from the movie. For recently released motion pictures, the Company typically obtains rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. Generally, studios make a master of their movies available for distribution sufficiently in advance of the release dates for the lodging industry so that all of the Company’s hotels can offer the movies as of the first date they are available for exhibition. For its television on-demand programming, the Company obtains rights to release television on-demand hits where the Company pays a predetermined percentage of gross revenue or a flat fee. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures and which permits the Company to distribute the films as necessary to its hotel sites. During 2002, the Company also entered into agreements with Broadcast Music Inc. and the American Society of Composers, Authors and Publishers, where the Company pays music license fees for certain music performances used within major motion pictures. The Company also obtains non-exclusive rights to market its digital music services through an agreement with a third party vendor whereby the Company pays a predetermined percentage of the gross revenue from the music service. The Company obtains its selection of Nintendo video games pursuant to a ten-year non-exclusive license agreement with Nintendo entered into in 1998. Under the terms of the agreement, the Company pays Nintendo a monthly fee based on the number of rooms offering Nintendo video game services. The Company continuously monitors guests’ entertainment selections and adjusts its programming to respond to viewing patterns.

     The Company obtains its basic and premium cable television programming pursuant to multiyear license agreements and pays its programming suppliers a fixed, monthly fee for each room or subscriber receiving the service. Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms. In January 2000, the Company entered into a seven year agreement with DIRECTV, Inc. to make DIRECTV® programming available to the properties it serves.

     Suppliers. The Company contracts directly with various electronics firms for the manufacture and assembly of certain of its systems hardware, the design of which is controlled by the Company. The Company has found these

LodgeNet Entertainment Corporation	6	Form 10-K 2002

suppliers to be dependable and generally able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations. All other components of the Company’s systems are standard commercial products, such as computers, hard drives, modulators and amplifiers that are available from multiple sources. The Company believes its anticipated growth can be accommodated through existing suppliers.

Competition

     Based on the number of hotels and rooms served, LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets, serving over 5,700 hotels and 950,000 rooms. Competition in this industry is very active and includes virtually all aspects of the entertainment industry. Market participants include, but are not limited to (i) other interactive television service providers (such as On Command Corporation, Hospitality Networks, SeaChange, InRoomVideo, and other international providers); (ii) cable television companies (such as AT&T, AOL Time Warner, Cox Cable, and Comcast); (iii) direct broadcast satellite companies (such as DirecTV and EchoStar Communications); (iv) television networks and programmers (such as ABC, NBC, CBS, FOX, HBO, and Showtime); (v) Internet service providers and portals (such as AOL Time Warner and Yahoo); (vi) companies offering web sites that provide on-demand movies; and (vii) rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms. Lodging industry guests also obtain entertainment and information from print media (such as newspapers, magazines, and books), concerts, sporting events, and movie theatres. Given the dynamism of communications technology, the Company expects to continue to confront new sources of competition—many of which have access to cheaper and more available financing.

     A number of potential competitors could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including some of the aforementioned franchised and wireless cable operators, telecommunications companies, Internet service and digital broadcast service providers. Some of these potential competitors are already providing free-to-guest or Internet-related services to the lodging industry and have announced plans to offer guest pay services. Some of these companies have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company’s. To respond to competition, the Company will need to continue to enhance its interactive systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

     Competition with respect to new hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are: (i) the features and benefits of the entertainment systems; (ii) the quality of the vendor’s technical support and maintenance services; (iii) the financial terms and conditions of the proposed contract (including commissions to the hotel); and (iv) the ability to complete system installation in a timely and efficient manner. In addition, with respect to hotel properties already receiving in-room entertainment services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.

     The Company believes that its competitive advantages include: (i) its broadband, interactive television system architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies, television on-demand programming, network-based video games, music services, Internet on television, and high speed Internet connectivity; (ii) the flexible design of the Company’s system which enables it to add enhancements or integrate new technologies and services as they become commercially available and economically viable; (iii) high quality customer support and field service operations; and (iv) an experienced management team and well-trained professional sales organization. The Company believes that its success in securing contracts reflects the strong competitive position of the Company’s products and services.

LodgeNet Entertainment Corporation	7	Form 10-K 2002

     While the Company believes that its system architecture is comparable or superior to the systems currently being used by its competitors in the lodging industry, there can be no assurance that such competitors will not develop a cost-effective system that is comparable or superior to the Company’s system. There can be no assurance that the Company will continue its current level of success in obtaining new contracts from hotels currently served by other vendors or previously unserved, or that the Company will be able to retain contracts with hotels it serves when those contracts expire.

     Although in the free-to-guest market, the local franchised cable operator in a hotel’s market may have a substantial market presence, such operators typically offer the hotel owner only standard packages of programming typically developed for the residential market rather than the lodging market, and at a fixed price per room based on all the channels provided. The Company competes with the franchised cable operator for free-to-guest contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.

     Competitive pressures in the guest pay and free-to-guest segments could result in reduced market share for the Company, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect the Company’s financial condition and operating results.

Business Strategy

     Continue to Expand Interactive Room Base. Within the Company’s target market of hotels with 75 or more rooms (which is estimated, based on industry resources, to contain 3.5 million hotel rooms), the Company believes substantial opportunity exists for continued, selective growth in its Guest Pay interactive room base. The Company estimates that 335,000 rooms are presently not served by any interactive services provider and fit its target economic profile. The Company also estimates that 130,000 newly constructed lodging rooms will open within the next two years that meet or exceed target criteria. In addition, the Company estimates that another 290,000 rooms, which are under contract with the Company’s competitors, will be approaching expiration over the next two years. Historically, LodgeNet has had significant success in capturing such rooms. Over the last seven years, 30% of the Company’s growth has come from other providers while, during the same time, the Company has lost an average of less than 2% of its installed base. Of those hotels that the Company did not renew, the majority was at the discretion of the Company, as the expected return on required renewal upgrade capital did not meet the Company’s return criteria. The Company believes that the cost-effective and flexible design of its scaleable interactive digital system which offers enhanced revenue opportunities, combined with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand and retain its interactive room base pursuant to long-term contracts. Internationally, the Company intends to continue to expand into selected countries in Asia, Latin America, South America and other regions through licensing agreements with established entities in those areas.

     Increase Revenue per Room from Expanded Installation of the Next-Generation Digital System. The Company plans to increase the revenue it realizes from each Guest Pay interactive room by expanding and enhancing the scope of its interactive television programming. The Company intends to continue installing its interactive digital system in new rooms and in selected existing properties currently served by the Company in exchange for long-term contract extensions of its services. The Company’s interactive digital system, which is currently installed in approximately 30% of the Company’s Guest Pay interactive room base, generates 37.5% more revenue than the traditional tape-based rooms due to the increased variety and availability of video content, television on-demand programming, digital music services, Internet on television, improved marketing and merchandising capabilities, and on-screen controls that allow the guest more viewing control and flexibility.

     Continue to Increase Operating Margins. Complementing the Company’s room and revenue growth objectives is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed unit basis. Since 1998, the Company has increased its EBITDA margin to 34.8% from 29.2% as it spread its expenses related to corporate overhead and operating infrastructure over a larger base of installed rooms, as well as a broader range of revenue generating sources. Further, the Company’s digital system continues to lower operating costs as the platform distributes video, television on-demand programming, and music content via satellite, eliminating videotape and shipping costs as well as a technician’s visit to the hotel to load the content. The on-line diagnostic capabilities of the Company’s systems also

LodgeNet Entertainment Corporation	8	Form 10-K 2002

enable the Company to identify and resolve a majority of reported system malfunctions from the Company’s service control center without visiting the hotel property. The Company believes that further efficiencies will be achieved as it continues to expand the number of installed rooms and the scope of its interactive television and interactive product offerings.

     Continue to Integrate Cost-effective System Technologies. The Company intends to continue to use its product design and development expertise to make system improvements as well as lower the installation cost of new and upgraded systems. Lower installation costs allow the Company to economically install its system into more diverse hotel properties as the Company makes its investment decisions based upon estimates of future revenues, cash flows and rates of return related to the contracts. In addition, lower installation and upgrade costs increase the return on invested capital for any given revenue stream. Lastly, system enhancements typically increase the market demand for the Company’s interactive systems based on new system features and benefits and many times also increase the revenue generating capability of the system.

     Drive the Company toward Free Cash Flow and Profitability. During 2002, the Company generated $43.8 million in cash flow from operations and $6.0 million of operating income. The expansion of the Company’s interactive digital room base coupled with the renewal of its current room base pursuant to long term contracts at capital reinvestment levels substantially below the cost of a new interactive room will tend to drive increased revenue, EBITDA and operating income. Given the Company’s current business plan for projected capital investment over the next several years, the Company anticipates that it will begin reducing its level of outstanding long-term debt and associated interest costs, all of which will create more cash flow from operations and ultimately net income.

Regulation

     Cable Television Regulation. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, (collectively, the “Communications Act”) governs the regulation of cable systems. The law defines a “cable system” as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. The Company constructs and operates separate headend systems at each hotel and those systems do not use public rights-of-way. Consequently, the Company is not required to comply with many of the Federal Communication Commission’s (“FCC”) rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

     As a multichannel video programming distributor, however, the Company is subject to various provisions of the Communications Act. These include laws and regulations that benefit the Company, such as provisions that ensure the Company access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject the Company to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signals over the Company’s systems.

     Internet Regulation. The Internet-based services offered by the Company potentially may be affected by various laws and government regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, new laws and regulations may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the Company’s Internet-based services and products or otherwise have an adverse effect on the Company.

     On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services (“ITV”) over cable television. The FCC sought comment on, among other things, an appropriate definition of ITV services, whether access to a high-speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination

LodgeNet Entertainment Corporation	9	Form 10-K 2002

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

Employees

     As of December 31, 2002, the Company had 807 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

Web Site Access to SEC Filings

     The Company’s Web site address is www.lodgenet.com. It makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and all amendments to those reports available free of charge on its Web site as soon as reasonably practicable after such material is electronically filed with the SEC.

Item 2 — Properties

     The Company’s headquarters, including its distribution center and principal executive offices, are located in Sioux Falls, South Dakota. The Company owned facility occupies approximately 228,500 square feet including approximately 126,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. The opening of the facility in 1997 allowed the Company to consolidate its local operations into a single, multipurpose facility, which is designed to enhance operational efficiency and to facilitate any necessary future expansion needs of the Company. The Company believes that its facility is sufficient to accommodate its foreseeable local operational space requirements.

     The Company leases 25 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and Canada. Twenty-four of these facilities occupy less than 3,500 square feet and one occupies over 7,700 square feet.

Item 3 — Legal Proceedings

     During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge has been reported as a litigation expense in the accompanying statements of operations. The Company has paid approximately $1.2 million of the settlement amount with the balance to be paid ratably over the next five quarters, the first payment scheduled during the first quarter of 2003. In addition, the Company recorded approximately $420,000 as 2002 operating expense to accurately reflect music royalty costs directly related to current year operating activities.

     The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes it is unlikely that resolution of such litigation will have a material adverse effect upon the Company’s financial condition or results of operations.

LodgeNet Entertainment Corporation	10	Form 10-K 2002

Item 4 — Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock currently trades on the NASDAQ National Market System (“NASDAQ NMS”) under the symbol “LNET”. The Company’s Common Stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of its initial public offering. As of March 10, 2003 there were outstanding 12,431,149 shares of the Company’s Common Stock.

     The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company’s Common Stock as reported by NASDAQ NMS.

Quarter Ended	High	Low	Quarter Ended	High	Low

March 31, 2002	18.20	14.10	March 31, 2001	17.75	13.87
June 30, 2002	19.98	14.00	June 30, 2001	19.97	13.50
September 30, 2002	15.40	7.30	September 30, 2001	23.20	8.90
December 31, 2002	12.37	4.80	December 31, 2001	18.10	11.74

     On March 10, 2003, the closing price of the Company’s Common Stock, as reported by NASDAQ NMS was $7.14. Stockholders are urged to obtain current market quotations for the Company’s Common Stock. As of March 10, 2003, there were 122 stockholders of record of the Company with approximately 99% of the shares held in “street name”. The Company estimates that as of March 10, 2003, there were more than 2,500 stockholders of the Company.

Dividends

     No dividends have been paid to date on the Common Stock of the Company. Management of the Company does not intend to pay any cash dividends on Common Stock of the Company in the foreseeable future, rather, it is expected that the Company will retain earnings to finance its operations and growth. The terms and conditions of the Company’s 10.25% Senior Notes and of the Company’s bank credit facility both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.

LodgeNet Entertainment Corporation	11	Form 10-K 2002

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

     Initially, the rights are “attached” to the common stock and trade with the common stock. They separate from the common stock if a person or group acquires 15% or more of the outstanding shares of common stock or a public announcement of a tender offer or exchange offer is made which would result in someone becoming the owner of 15% or more of the outstanding common stock. Following a separation, the rights become exercisable, are separately tradable and the Company will mail separate rights certificates to stockholders.

     The rights expire on the earliest of February 28, 2007, the date of the consummation of a merger with a person who acquired common stock with the approval of the Board of Directors or the redemption of the rights by the Company.

     The number of rights is adjusted to prevent dilution in the event of a stock split or stock dividend. The purchase price, and the number of shares of preferred stock issuable upon exercise of the rights, are also adjusted for stock splits and dividends, as well as for other events, including the issuance of preferred stock at less than the market price or the distribution of Company assets to preferred stockholders.

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

LodgeNet Entertainment Corporation	12	Form 10-K 2002

Item 6 — Selected Financial Data

     The following is a summary of Selected Data, the Statement of Operations data and other data is derived from the audited financial statements. The data should be read in conjunction with the Company’s Consolidated Financial Statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all included elsewhere herein. Dollar amounts are in thousands, except share data and per room amounts.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Guest Pay	$226,238	$206,001	$186,718	$169,850	$146,481
Other	8,752	10,894	10,099	11,422	19,870

Total revenue	234,990	216,895	196,817	181,272	166,351
Direct costs (exclusive of other operating expenses)	100,782	92,090	82,450	78,490	74,008

Gross profit (exclusive of other operating expenses)	134,208	124,805	114,367	102,782	92,343
Operating expenses	128,233	115,685	112,073	103,460	102,282

Operating income (loss)	5,975	9,120	2,294	(678)	(9,939)
Investment gains (losses)	872	(2,790)	(13,593)	(9,584)	(6,550)
Litigation settlements (1)	(2,700)	—	—	—	—
Loss on early retirement of debt (2)	—	(2,091)	—	—	—
Interest expense	(33,037)	(30,306)	(27,809)	(27,210)	(23,261)
Other income	314	348	419	1,414	213

Loss before income taxes	(28,576)	(25,719)	(38,689)	(36,058)	(39,537)
Provision for income taxes	(550)	(689)	(325)	(370)	(375)

Net loss	$(29,126)	$(26,408)	$(39,014)	$(36,428)	$(39,912)

Net loss per common share (basic and diluted)	$(2.35)	$(2.16)	$(3.21)	$(3.05)	$(3.45)

Other Data:
EBITDA (3)	$81,893	$75,128	$67,764	$60,100	$48,576
EBITDA margin (3)	34.8%	34.6%	34.4%	33.2%	29.2%
Capital expenditures (4)	$72,115	$78,386	$60,195	$51,226	$69,660
Depreciation and amortization	75,918	66,008	65,470	60,778	55,215
Ratio of total long-term debt to EBITDA (3)	4.32x	4.33x	4.29x	4.71x	5.52x
Ratio of EBITDA to interest expense (3)	2.48x	2.48x	2.44x	2.21x	2.09x
Non-Financial Operating Data:
Guest Pay rooms served (5) On-demand	876,348	812,149	725,075	661,691	581,893
Scheduled	—	—	—	—	14,913
Total Guest Pay rooms	876,348	812,149	725,075	661,691	596,806

Rooms with Nintendo® game systems (5)	854,425	788,196	697,703	627,592	546,324
Rooms with Digital services (5)	265,097	115,378	—	—	—
Free-to-guest rooms served (5)	477,698	449,485	405,977	399,046	384,324
Total rooms served (5) (6)	952,673	890,546	806,112	761,509	703,325
Average monthly revenue per Guest Pay room:
Movie revenue	$17.77	$17.93	$18.19	$18.62	$18.44
Other interactive service revenue	4.57	4.48	4.27	3.85	3.62

Total	$22.34	$22.41	$22.46	$22.47	$22.06

LodgeNet Entertainment Corporation	13	Form 10-K 2002

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$1,107	$1,528	$4,059	$1,644	$5,240
Total assets	298,084	291,485	281,605	305,275	306,030
Total debt	353,790	325,831	290,659	282,990	268,093
Total stockholders’ equity (deficiency)	(101,304)	(67,568)	(36,426)	(5,504)	11,774

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Cash Flows Data:
Cash provided by operating activities	$43,769	$46,477	$41,180	$40,782	$13,243
Cash used for investing activities	(70,708)	(77,995)	(50,248)	(55,445)	(77,578)
Cash provided by financing activities	26,513	29,039	11,510	11,030	68,608

(1)	During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge has been reported as a litigation expense in the accompanying statements of operations. The Company has paid approximately $1.2 million of the settlement amount with the balance to be paid ratably over the next five quarters, the first payment scheduled during the first quarter of 2003. In addition, the Company recorded approximately $420,000 as 2002 operating expense to accurately reflect music royalty costs directly related to current year operating activities.

(2)	In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145. In connection with the adoption, the Company reclassified the $2.1 million loss on early retirement of its 1999 bank credit facility, which was recorded in the third quarter of 2001 as an extraordinary item, to other expense within the Company’s consolidated statement of operations.

(3)	EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses. EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company’s operating results, the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern.

(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(5)	End of year statistics.

(6)	Total rooms served include those rooms receiving one or more of the Company’s services, including rooms served by international licensees.

LodgeNet Entertainment Corporation	14	Form 10-K 2002

Special Note Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings “Overview”, “Markets and Customers”, “Services and Products”, “Operations”, “Competition”, “Business Strategy”, and “Regulation”, in Item 3 under the heading “Legal Proceedings”, and in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements”. When used in this Annual Report, the words “expects,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and are subject to risks, uncertainties, and other factors that could cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

Overview

     LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. More than 260 million guests a year can use a wide range of LodgeNet interactive services including digital movies, music and television on-demand programming as well as video games, high-speed Internet access and other services designed to make their stay more enjoyable, productive and convenient. As of December 31, 2002, the Company provided interactive television services to approximately 5,700 hotel properties serving more than 950,000 rooms, more properties and rooms than any other provider in the world.

     Guest Pay Interactive Services. Guest Pay interactive services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, television on-demand programming, music and music videos, network-based video games, Internet on television, and high-speed Internet access services. Guest Pay packages may also include additional satellite-delivered basic and premium cable television, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge.

     The Company’s Guest Pay interactive revenues depend on a number of factors, including the number of rooms equipped with the Company’s systems, hotel occupancy rates and guest demographics, and the popularity, pricing, and availability of programming. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) nominal one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences; (iii) license fees for music rights associated with motion pictures (iv) license fees for other interactive services; (v) Internet connectivity costs; and (vi) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

LodgeNet Entertainment Corporation	15	Form 10-K 2002

During the years ended December 31, the Company installed its systems in the following number of rooms, net of de-installations:

	2002	2001	2000

Guest Pay interactive rooms	64,199	87,074	63,384
Digital services rooms	149,719	115,378	—

De-installation activity is less than 2% of the total installed number of rooms.

The Company’s base of installed rooms was comprised as follows at December 31:

	2002	2001	2000

Guest Pay interactive rooms (1)	876,348	812,149	725,075
Digital services rooms (2)	265,097	115,378	—
Total rooms served (3)	952,673	890,546	806,112

(1)	100% of Guest Pay interactive rooms are served by the Company’s on-demand interactive systems.

(2)	Digital services rooms are equipped with the interactive digital systems where on-demand movies, television on-demand programming, and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent more than 30% of the Guest Pay interactive rooms served in 2002.

(3)	Total rooms served, representing rooms receiving one or more of the Company’s services, including rooms served by international licensees.

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

     InnMedia LLC. During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation (“Hilton”) to form a new broadband, interactive media company, InnMedia LLC (InnMedia). InnMedia provided hotel guests new and innovative interactive television content through Internet on television as well as customized hotel and guest information. Under this arrangement, InnMedia supplied Internet portal and interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet’s broadband, interactive system for which it paid LodgeNet a fee for the use of LodgeNet’s system. The arrangement included $5 million in financing from LodgeNet and $5 million in financing from Hilton to fund start-up and near-term operating costs. The Company had a 47.5% equity interest in InnMedia and accounted for its investment using the equity method of accounting. For the years ended December 31, 2001 and 2000, the Company recorded equity losses of $2.6 million and $3.0 million, respectively.

     InnMedia began delivery of content and services in the third quarter of 2001 under the arrangement described above. In connection with the services provided, the Company charged InnMedia for system access fees of

LodgeNet Entertainment Corporation	16	Form 10-K 2002

$866,000, connectivity costs of $1.2 million, and support and administrative expenses of $1.4 million for the year ended December 31, 2001.

     On April 12, 2002, the Company terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against the Company. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, the Company charged off $471,000 in uncollectable receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, the Company had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002.

     Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs. For the year ended December 31, 2002, the Company recorded an equity loss of $419,000. The Company expects InnMedia to be fully dissolved in 2003 with no additional funding required to cover dissolution expenses.

Critical Accounting Policies

     Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s primary cost drivers are fact-based with predetermined rates, such as hotel commissions, license fees paid for major motion pictures, or one-time flat fee for independent films. However, the preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

     Revenue Recognition. The Company recognizes revenue from the sale of interactive television services in the period the related services are provided to the hotel or guest. No future performance obligations exist on a service that has been provided. The price related to the Company’s products or services are fixed prior to delivery of the products or services. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. The Company also has advance billings for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

     Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by the hotel for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. For periods ended December 31, 2002, 2001, and 2000, charges to the allowance for doubtful account for related interactive television services were $283,000, $148,000, and $340,000 respectively. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

     Allowance for excess or obsolete system components. The Company regularly evaluates component levels to ascertain build requirements based on its backlog and service requirements based on its current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within its current installed base, the Company records a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements. The Company makes every effort to ensure the accuracy of its forecasts of service requirements and future production,

LodgeNet Entertainment Corporation	17	Form 10-K 2002

however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

LodgeNet Entertainment Corporation	18	Form 10-K 2002

Results of Operations — Years Ended December 31, 2002 and 2001

Revenue Analysis

     Total revenue for 2002 was $235.0 million, an increase of $18.1 million or 8.3% compared to 2001. The increase resulted from a 10.2% increase in average Guest Pay interactive rooms in operation, driven by the addition of nearly 150,000 rooms served by the Company’s next-generation interactive digital system, which represents a 129.8% increase over 2001.

     Guest Pay Interactive Services. Guest Pay interactive service revenue increased 9.8%, or $20.2 million, in 2002 as compared to 2001. The increase was primarily due to the additional 77,800 average Guest Pay rooms in operation and the growth of Guest Pay rooms installed with the interactive digital system. The following table sets forth the components of the Company’s revenue (in thousands) for the years ended December 31:

	2002		2001

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Revenues:
Guest Pay	$226,238	96.3	$206,001	95.0
Other	8,752	3.7	10,894	5.0

Total	$234,990	100.0	$216,895	100.0

     Average movie revenue per room decreased 1.0% from 2001 due to a 110 basis point decline in occupancy rates of the properties served by the Company. This factor was partially offset by higher prices charged for movies. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2002	2001

Average monthly revenue per room:
Movie revenue	$17.77	$17.93
Other interactive service revenue	4.57	4.48

Total per Guest Pay room	$22.34	$22.41

     Average other interactive service revenue per room increased 2.0% from the prior year. This increase was primarily due to the increase in the number of rooms served by the interactive digital system, which provides a broader range of products available to the hotel guests.

     Other Revenue. Revenue from other sources is comprised of free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. The $2.1 million decrease in other revenue was primarily driven by decreased equipment sales to international licensees due to the civil and economic uncertainties in the international market where the Company serves.

LodgeNet Entertainment Corporation	19	Form 10-K 2002

Expense Analysis

     Direct Costs. The following table sets forth information regarding the Company’s direct costs (in thousands) and gross profit margin for the years ended December 31:

	2002	2001

Direct costs:
Guest Pay	$96,043	$85,288
Other	4,739	6,802

	$100,782	$92,090

Gross profit margin:
Guest Pay	57.5%	58.6%
Other	45.9%	37.6%
Total	57.1%	57.5%

     Guest Pay interactive direct costs increased 12.6% to $96.0 million in 2002 from $85.3 million in the prior year. Guest Pay direct costs (movie license fees, music license fees within major motion pictures, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. The decrease of gross profit margin from 58.6% to 57.5% was primarily attributable to the costs that the Company absorbed upon termination of InnMedia and increases in hotel commissions, offset by reductions in video game royalties. InnMedia costs included Internet connectivity, hotel commissions, royalties, and technical support fees, and other direct expenses.

     Other direct costs associated with other revenue decreased $2.1 million, or 30.3%, in 2002 from the prior year and the gross profit margin increased from 37.6% in 2001 to 45.9% in 2002. The resulting increased gross profit margin was attributable to the reduction of lower margin sales of equipment to international licensees.

     The Company’s overall gross profit increased 7.5% in 2002 to $134.2 million on an 8.3% increase in revenue as compared to 2001. As a percentage of revenue, the overall gross profit margin was 57.1% in 2002 compared to 57.5% in the prior year. The change was primarily due to the costs that the Company absorbed upon termination of InnMedia and increases in hotel commissions, offset by reductions in video game license fees and a nominal shift in sales from higher margin Guest Pay interactive services, such as movies, to lower margin free to guest and Internet services.

     Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses (in thousands) for the years ended December 31:

	2002		2001

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$30,207	12.9	$28,698	13.2
Selling, general and administrative	22,108	9.4	20,979	9.7
Depreciation and amortization	75,918	32.3	66,008	30.4

Total operating expenses	$128,233	54.6	$115,685	53.3

     Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses increased by $1.5 million, or 5.3%, in 2002 from the prior year. This increase is primarily attributable to the 10.2% increase in average installed Guest Pay interactive rooms in operation during 2002 as compared to 2001. Offsetting the increased operating costs were greater operating efficiencies resulting from reduced truck rolls related to tape changes and related freight costs and improved economies of scale. Per average installed room, Guest Pay operations expenses decreased by 4.5% to $2.98 per month in 2002 as compared to $3.12 per month in 2001.

LodgeNet Entertainment Corporation	20	Form 10-K 2002

     Selling, general and administrative expenses increased 5.4% to $22.1 million in 2002 from $21.0 million in 2001. The increase was substantially attributable to an InnMedia bad debt charge of $471,000 taken in the second quarter and approximately $640,000 of professional fees connected with the InnMedia-related litigation that was dismissed with prejudice pursuant to a settlement reached in August 2002. As a percentage of revenue, selling, general and administrative expenses were 9.4% in 2002 and 9.7% in 2001.

     Depreciation and amortization expenses increased 15.0% to $75.9 million in 2002 from $66.0 million in the prior year. The increase was primarily due to the additional 77,800 average Guest Pay interactive rooms in operation. During the fourth quarter, the Company also expensed approximately $1.4 million of unamortized costs related to browser software that the Company replaced with new browser software that provides greater functionality. Additionally, the Company also incurred depreciation expense of $860,000 for other capitalized costs including new service vans, equipment, and computers, and additional amortization expense of $1.3 million for software development and other intangibles, offset by the changes in fully depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses increased to 32.3% in 2002 from 30.4% in 2001.

     Operating Income. As a result of increased Guest Pay interactive revenue and decreased operating expenses as a percent of revenue driven by greater operating efficiencies, the Company generated operating income of $6.0 million in 2002 as compared to operating income of $9.1 million in 2001. As noted above, the change in operating income was primarily driven by hotel commissions, costs that the Company absorbed upon termination of InnMedia, bad debt and professional fees connected with the InnMedia-related litigation, depreciation and amortization, and service costs related to the 10.2% increase in average installed Guest Pay interactive rooms in operation.

Investment Losses

     InnMedia LLC. As previously described, InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company has a 47.5% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $2.6 million during 2001 and $3.0 million during 2000.

     On April 12, 2002, the Company terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against the Company. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, the Company charged off $471,000 in uncollectable receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, the Company had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002.

     Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs. For the year ended December 31, 2002, the Company recorded an equity loss of $419,000. The Company expects InnMedia to be fully dissolved in 2003 with no additional funding required to cover dissolution expenses.

     ResNet Merger/GICC Investment. In November 1998, the operations of the Company’s majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The Company accounted for its investment in GICC using the equity method of accounting and recorded losses of $183,000 and $4.2 million for the years ended 2001 and 2000, respectively. In the second quarter of 2001, the Company transferred its equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, the Company recovered the full amount of its

LodgeNet Entertainment Corporation	21	Form 10-K 2002

receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets.

     Loss On Early Retirement of Debt. In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145. In connection with the adoption, the Company reclassified the $2.1 million loss on early retirement of its 1999 bank credit facility, which was recorded in the third quarter of 2001 as an extraordinary item, to other expense within the Company’s consolidated statement of operations.

     Litigation Settlements. During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge has been reported as a litigation expense in the accompanying statements of operations. The Company has paid approximately $1.2 million of the settlement amount with the balance to be paid ratably over the next five quarters, the first payment scheduled during the first quarter of 2003. In addition, the Company recorded approximately $420,000 as 2002 operating expense to accurately reflect music royalty costs directly related to current year operating activities.

     Interest Expense. Interest expense was $33.0 million in 2002 compared to $30.3 million in 2001 due to increases in long-term debt to fund the Company’s continuing expansion of its business. The average principal amount of long-term debt outstanding during 2002 was approximately $339 million (at a weighted average interest rate of approximately 9.8%) as compared to an average principal amount outstanding of approximately $307 million (at a weighted average interest rate of approximately 9.9%) during 2001.

     Net Loss. As a result of factors previously described, the Company incurred a net loss of $29.1 million as compared to a net loss of $26.4 million in 2001.

     EBITDA. EBITDA (defined by the Company as earnings before interest, income taxes, depreciation, amortization and other non-operating income or expenses) increased 9.0% to $81.9 million in 2002 as compared to $75.1 million in 2001. This increase was primarily due to a 10.2% increase in the average number of installed rooms receiving Guest Pay interactive services and the related increase in Guest Pay revenue, as well as increased gross profit earned on Guest Pay revenue and other revenue as described above. As a percentage of total revenue, EBITDA increased to 34.8% in 2002 as compared to 34.6% in 2001.

     EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company’s operating results, the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern.

LodgeNet Entertainment Corporation	22	Form 10-K 2002

Results of Operations — Years Ended December 31, 2001 and 2000

Revenue Analysis

The Company’s total revenue for 2001 increased 10.2%, or $20.1 million, in comparison to 2000. The following table sets forth the components of the Company’s revenue (in thousands) for the years ended December 31:

	2001		2000

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Revenues:
Guest Pay	$206,001	95.0	$186,718	94.9
Other	10,894	5.0	10,099	5.1

Total	$216,895	100.0	$196,817	100.0

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

Expense Analysis

     Direct Costs. The following table sets forth information regarding the Company’s direct costs (in thousands) and gross profit margin for the years ended December 31:

	2001	2000

Direct costs:
Guest Pay	$85,288	$76,586
Other	6,802	5,864

	$92,090	$82,450

LodgeNet Entertainment Corporation	23	Form 10-K 2002

Gross profit margin:
Guest Pay	58.6%	59.0%
Other	37.6%	41.9%
Composite	57.5%	58.1%

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

     The Company’s overall gross profit increased 9.1% in 2001 to $124.8 million on a 10.2% increase in revenue as compared to 2000. As a percentage of revenue, the overall gross profit margin decreased to 57.5% in 2001 from 58.1% in the prior year. The decrease was due to increased equipment sales to international licensees, which generally earns a lower profit margin and a nominal shift in sales from higher margin Guest Pay interactive services such as movies to lower margin free to guest and Internet services.

     Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses (in thousands) for the years ended December 31:

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

LodgeNet Entertainment Corporation	24	Form 10-K 2002

     Investment Losses. Effective November 30, 1998, the operations of the Company’s majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consists of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million.

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

     Interest Expense. Interest expense increased to $30.3 million in 2001 from $27.8 million in 2000 due to increases in long-term debt to fund the Company’s continuing expansion of its business. The average principal amount of long-term debt outstanding during 2001 was approximately $307 million (at a weighted average interest rate of approximately 9.9%) as compared to an average principal amount outstanding of approximately $282 million (at a weighted average interest rate of approximately 9.9%) during 2000.

     Loss On Early Retirement of Debt. In August 2001, the Company retired its 1999 bank credit facility that was due in February 2005. As a result of the early retirement, the Company wrote off related unamortized debt issuance costs of $2.1 million under Other Expense as a loss on early retirement of debt.

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

     EBITDA is not intended to represent an alternative to net income or cash flows from operating, financing or investing activities (as determined in accordance with generally accepted accounting principles) as a measure of performance, and is not representative of funds available for discretionary use due to the Company’s financing obligations. EBITDA, as defined by the Company, may not be calculated consistently among other companies applying similar reporting measures. EBITDA is included herein because it is a widely accepted financial indicator used by certain investors and financial analysts to assess and compare companies on the basis of operating performance. Management believes that EBITDA provides an important additional perspective on the Company’s operating results, the Company’s ability to service its long-term obligations, the Company’s ability to fund continuing growth, and the Company’s ability to continue as a going concern.

LodgeNet Entertainment Corporation	25	Form 10-K 2002

Recent Accounting Developments

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. Effective January 1, 2002, the Company adopted the provisions of this statement, which had no impact on its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined the adoption of this statement will not impact its consolidated financial statements.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145. In connection with the adoption, the Company reclassified the $2.1 million of other expense — loss on early retirement of its 1999 bank credit facility, which was recorded in the third quarter of 2001 as an extraordinary item, as a separate line below operating income in the Company’s consolidated statement of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 will be

LodgeNet Entertainment Corporation	26	Form 10-K 2002

effective for fiscal years beginning after December 15, 2002. The Company does not believe the adoption of the EITF will have an impact on its consolidated financial statements.

     In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was released and had no impact on the Company’s consolidated financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement and had no impact to the consolidated financial statements.

     In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was released and had no impact on the Company’s consolidated financial statements.

Seasonality

     The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

Liquidity and Capital Resources

     The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. Commencing in 2001, net cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding of the remaining portion of growth capital expenditures was provided by the Company’s bank facility. For 2001, capital expenditures were $78.4 million and net cash provided by operating activities was $46.5 million. For 2002, capital expenditures were $72.1 million and net cash provided by operating activities was $43.8 million. During 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding for the balance of the growth capital expenditures was provided by the Company’s bank facility. As of December 31, 2002, working capital was negative $5.2 million as compared to negative $5.0 million in 2001.

     Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $60 to $65 million in 2003. Based on that range, the Company would be able to install 57,000 to 60,000 net new rooms and 60,000 to 65,000 major upgrade rooms. As of December 31, 2002, the Company was in compliance with all covenants related to its bank debt and its Senior notes. The Company is not aware of any events that qualify under the material adverse effect clause of the current credit facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of December 31, 2002 was $353.8 million versus $325.8 million as of December 31, 2001.

     The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

     The Company believes that its operating cash flows and borrowing available under the revolving credit facility will be sufficient to fund the Company’s future growth, financing obligations, and its negative working capital. However, if current economic conditions persist for an extended period of time resulting in lower than

LodgeNet Entertainment Corporation	27	Form 10-K 2002

anticipated operating cash flows, the Company would cover any short fall through any combination of additional borrowings available under its current revolving credit facility, a reduction in capital spending and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

     In August 2002, the Company received unanimous consent from its lenders to amend its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage by deferring the scheduled step-downs in covenant terms that were to be effective as of December 31, 2002. The Maximum Consolidated Total Leverage Ratio will remain at 4.5 times debt to EBITDA through the third quarter of 2003 with a step-down to 4.4 times debt to EBITDA at the end of the fourth quarter 2003. The Maximum Consolidated Senior Secured Leverage Ratio was modified to 2.5 times senior debt to EBITDA from 2.25 times. The 2.5 ratio is in effect through the fourth quarter of 2004. The Minimum Consolidated Interest ratio coverage ratio was amended to 2.25 times and will remain at that level through the second quarter of 2004.

     In May 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million. The Company may use the proceeds from possible sale of securities for general corporate purposes, which include additions to working capital, repayment or redemption of existing indebtedness, financing of capital expenditures, research and development of new technologies, future acquisitions and strategic investment opportunities. The timing and amount of any offering under the registration statement will depend on the market and general business conditions. The registration statement was declared effective by the SEC on June 18, 2002. No securities have been issued under this registration statement as of December 31, 2002.

     In the event of hostilities in the Middle East, other significant International crises, or acts of terrorism, the Company believes that the general economy and the lodging industry could be negatively affected. If such a conflict or crisis is protracted or the effects on the lodging industry are more severe than currently expected by industry experts, the affect on the Company’s financial performance could result in the Company being in violation of its bank credit covenants. This could require the Company to renegotiate its bank covenants, significantly reduce its growth plans and/or curtail expenditures for operating expenses. While the Company believes it could renegotiate its bank covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation or that refinancing, if required, would be available on terms favorable to the Company.

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

LodgeNet Entertainment Corporation	28	Form 10-K 2002

Obligations and Commitments as of December 31, 2002 (in thousands).

		Payments due by period

		Less than	1 - 3	4 - 5	Over
	Total	1 year	years	years	5 years

Contractual obligations:
Long-term debt(s)	$353,790	$9,320	$16,448	$328,022	$—
Interest on senior notes	65,664	17,466	32,822	15,376	—
Other long-term obligations	10,859	3,202	3,548	4,027	82

Total contractual obligations	$430,313	$29,988	$52,818	$347,425	$82

		Amount of commitment expiration per period

		Less than	1 - 3	4 - 5	Over
	Total	1 year	years	years	5 years

Other commercial commitments:
Standby letters of credit	$2,000	$2,000	$—	$—	$—

Business Risks

     Dependence on Performance of Lodging Industry. The Company’s business is closely connected to the performance of the hotel industry where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as hostilities in the Middle East, other significant International crisis, or acts of terrorism, could adversely impact the Company’s results of operations.

     The overall travel industry has been adversely affected by the weaker general economic climate and the threat of terrorist attacks and the Iraqi situation. Occupancy rates from the properties served by the Company during 2002 were 110 basis points below the level experienced in 2001. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. Occupancy rates have been below the level experienced in 2001 and prior years. For 2003, occupancy rates are forecasted to be flat or slightly lower than 2002 and may be even more adversely impacted by current events. If hotel occupancy rates were to decline significantly below forecasted levels, the Company’s revenues would be adversely affected.

     To help mitigate the impact of occupancy levels on operating profit and EBITDA, the Company continues to firmly control operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment. In addition, the Company’s room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

     Technological Developments, Developmental Difficulties and Delays. The entertainment and communications industry is ever-changing as new technologies are introduced. Technological advances may result in an adverse competitive situation for the Company. While the Company mitigates risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that the Company will continue to be successful in these efforts. In addition, the Company may experience difficulties and delays in developing new products and systems or in integrating the Company’s system with new technologies.

     Relationships with Clients and Property Owners. The Company believes that its interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2002, no single customer, state, or province accounted for more than 10% of the hotel properties served by the Company. The Company

LodgeNet Entertainment Corporation	29	Form 10-K 2002

provides its services to various corporate-managed hotel chains such as Hilton, Doubletree, Embassy Suites, Sheraton, Ritz-Carlton, Harrah’s, Omni Hotels, Delta Hotels, Outrigger, La Quinta Inns, Wingate Inns, Homewood Suites, Grand Casinos, Hampton Inns & Suites, Baymont Inns & Suites, and Red Roof Inns, plus various major REITs and management companies such as MeriStar, Felcor, Flagstone, Prime, WestCoast Hospitality, as well as many independent properties using the Marriott, Holiday Inn, Inter-Continental, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. The Company relies on its diverse hotel base and geographic diversity to mitigate these exposures, as well as the fact that the Company’s services are provided under long-term contracts, Nevertheless, the Company’s success depends on maintaining good relationships with the clients and property owners it serves. The loss of any group of customers or the loss of significant number of hotel chains could have an adverse effect on the results of operations.

     Programming Availability and Quality. The Company depends upon major motion picture studios for its major motion picture programming content. The Company obtains non-exclusive rights to recently released major motion pictures from motion picture studios pursuant to agreements with each studio. The quality and popularity of the major motion pictures available at any given time and from year to year can vary widely. Generally the more popular titles at the box office will also be more popular with hotel guests. The Company also obtains independent films, most of which are non-rated and intended for mature audiences, from distributors and studios. The Company provides music services through an agreement with a third party vendor. The Company provides Nintendo video game services through an agreement with Nintendo. The Company’s success depends upon its ability to provide content that hotel guests are willing to pay to view. However, the Company cannot predict the future popularity or quality of the movies, music, games or other content that the Company provides or may provide in the future. If, for any reason, such content became less popular than it is currently, the Company’s business could be adversely impacted. In addition, if any significant portion of the content the Company provides to hotel guests were to become unavailable, for reasons which could include licensing difficulties, governmental regulation or issues of public standards, the Company’s business could be adversely impacted.

     Availability of Capital to Finance Growth. While the Company believes that its operating cash flows and borrowings under its revolving credit facility will be sufficient to fund the Company’s future growth, its financing obligations, and its negative working capital, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company expects to cover the short fall through any combination of additional borrowings available under its revolving credit facility, a reduction in capital spending, and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth would be adversely affected. While the Company is currently in compliance with all of the covenants in its credit facility, and believes it would remain in compliance even if hotel occupancy rates were less than anticipated for 2003, if the lodging industry were to suffer a dramatic decrease in occupancy rates, due to an extraordinary event such as war or acts of terrorism, the resulting impact on the Company’s business could result in a violation of one or more financial covenants. While the Company believes it could renegotiate its bank covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation, or that refinancing, if required would be available on terms favorable to the Company.

     Competition. See Item 1 — Business Competition.

     Government Regulation. See Item 1 — Regulation.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     Interest. At December 31, 2002, the Company had debt totaling $354 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $272 million and variable rate debt of $82 million at December 31, 2002. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash

LodgeNet Entertainment Corporation	30	Form 10-K 2002

flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24 million. The impact on earnings and cash flow for the next year resulting from a one-percentage point increase to interest rates would be approximately $820,000 assuming other variables remain constant.

     Foreign Currency Transactions. A portion of the Company’s revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred during 2002 to materially impact consolidated results of operations or financial condition.

Item 8 — Financial Statements and Supplementary Data

     See “Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

Item 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On June 3, 2002, the Company filed a Current Report on Form 8-K with the SEC announcing the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year 2002. Prior to the selection of PricewaterhouseCoopers LLP, Arthur Andersen LLP had served as the Company’s independent auditor. The decision to change auditors was not the result of any disagreement between the Company and Arthur Andersen LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

LodgeNet Entertainment Corporation	31	Form 10-K 2002

PART III

Item 10 — Directors and Executive Officers of the Registrant

     The information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled “Executive Officers”, “Election of Directors — Board of Directors and Nominees” and “Compliance with Reporting Requirements of Section 16 of the Exchange Act” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11 — Executive Compensation

     Information concerning executive remuneration and transactions is incorporated by reference from the section entitled “Beneficial Ownership of Principal Stockholders and Management” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “Beneficial Ownership of Principal Stockholders and Management” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13 — Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

PART IV

Item 14 — Controls and Procedures

     With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this annual report. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports it files with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this annual report, and there were no significant deficiencies or material weaknesses which required corrective actions.

LodgeNet Entertainment Corporation	32	Form 10-K 2002

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Entertainment Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2002 included herein. With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report (the “Evaluation Date”). Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

(b)	Reports on Form 8-K — During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

(i)	On November 13, 2002, the Company filed a Report on Form 8-K to file, as an exhibit, a copy of the certifications of LodgeNet’s financial statements by its chief executive officer and chief financial officer attached to its Quarterly Report on Form 10-Q filed on October 13, 2002.

(ii)	On December 12, 2002, the Company filed a Report on Form 8-K to file, as an exhibit, the Company’s Press Release dated December 11, 2002 concerning the Company’s announcement that it is adding a comprehensive, high-speed Internet access (HSIA) service offering to the services it provides to the United States hospitality industry and to updated guidance for the fourth quarter and full-year of 2002.

(c)	Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.14, 10.19, 10.26, 10.27, 10.29 and 10.31 constitute management contracts. Exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.21, 10.22, 10.28 and 10.30 constitute compensatory plans.

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

     Exhibit No.

3.1	Certificate of Incorporation of the Company (1)

3.2	By-Laws of the Registrant (1)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of the Company (11)

4.1	Registration Rights Agreement dated as of December 16, 1996, between LodgeNet Entertainment Corporation and Morgan Stanley & Co. Incorporated, NatWest Capital Markets Limited and Montgomery Securities (6)

4.2	Indenture dated as of December 19, 1996, between LodgeNet Entertainment Corporation and Marine Midland Bank, as trustee, including the form of Senior Note (6)

4.3	Form of Senior Notes (included in Exhibit 4.2)

LodgeNet Entertainment Corporation	33	Form 10-K 2002

4.4	First Supplemental Indenture dated October 15, 1998, among LodgeNet Entertainment Corporation and Marine Midland Bank, as trustee, to the Indenture dated December 19, 1996 (see Exhibit 4.2)

10.1	LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)

10.2	License Agreement dated May 2, 1993 between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (2)

10.3	Stock Option Agreements dated as of February 29, 1988 between the Company and Tim C. Flynn, as extended by Extension Agreement dated as of July 15, 1991 (2)

10.4	Stock Option Agreements dated as of February 29, 1988 between the Company and Scott C. Petersen, as extended by Extension Agreement dated as of July 15, 1991 (2)

10.5	Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O’Haugherty (2)

10.6	Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (2)

10.7	Form of Stock Option Agreement for Non-Employee Directors (3)

10.8	Form of Incentive Stock Option Agreement for Key Employees (3)

10.9	Securities Purchase Agreement, by and between LodgeNet Entertainment Corporation, John Hancock Mutual Life Insurance Company, Allstate Life Insurance Company, Connecticut Mutual Life Insurance and CMA Life Insurance Company, dated as of August 9, 1995 (4)

10.10	Amendment to Securities Purchase Agreement, dated as of December 19, 1996 (6)

10.11	Form of Executive Severance Agreement between the Company and each of Scott C. Petersen, John M. O’Haugherty, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (5)

10.12	First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (6)

10.13	Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. † (7)

10.14	Form of Employment Agreement between the Company and each of David M. Bankers and John M. O’Haugherty (8)

10.15	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (9)

10.16	Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (9)

10.17	InnMedia LLC Operating Agreement effective as of October 9, 2000 (9)

10.18	Executive Severance Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)

10.19	Employment Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)

LodgeNet Entertainment Corporation	34	Form 10-K 2002

10.20	Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (11)

10.21	Amendment No. 2 dated as of December 6, 2001, to Stock Option Agreement dated as of December 31, 1992 between the Company and David M. Bankers (12)

10.22	Amendment No. 2 dated as of December 6, 2001, to Stock Option Agreement dated as of December 31, 1992 between the Company and John M. O’Haugherty (12)

10.23	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (13)

10.24	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (13)

10.25	First Amendment to Credit Agreement, dated August 19, 2002, by and between LodgeNet Entertainment Corporation and Canadian Imperial Bank (as Administrative Agent) (14)

10.26	Employment Agreement between the Company and Scott C. Petersen dated September 23, 2002. (15)

10.27	Employment Agreement between the Company and Stephen D. McCarty dated March 1, 2003.

10.28	Executive Severance Agreement between the Company and Stephen D. McCarty dated March 1, 2003.

10.29	Employment Agreement between the Company and Steven Pofahl dated March 1, 2003.

10.30	Executive Severance Agreement between the Company and Steven Pofahl dated March 1, 2003.

10.31	Employment Agreement between the Company and Steven D. Truckenmiller dated March 1, 2003.

12.1	Statement of computation of ratios.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Public Accountants.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential Treatment has been requested with respect to certain portions of these agreements.

(1)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993.

(2)	Incorporated by Reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, October 13, 1993.

(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission, March 25, 1994.

(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Securities and Exchange Commission, August 14, 1995.

LodgeNet Entertainment Corporation	35	Form 10-K 2002

(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995.

(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, March 17, 1997.

(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, March 25, 1999.

(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission, August 13, 1999.

(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission, November 14, 2000.

(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission, May 14, 2001.

(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission, November 14, 2001.

(12)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, March 20, 2002.

(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 15, 2002.

(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 20, 2002.

(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, November 13, 2002.

LodgeNet Entertainment Corporation	36	Form 10-K 2002

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 18, 2003.

LodgeNet Entertainment Corporation

By:	/s/ Scott C. Petersen

Scott C. Petersen,
President, Chief Executive Officer and
Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 18, 2003.

Signature	Title	Date

/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2003

/s/ Gary H. Ritondaro Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 18, 2003

/s/ R. Douglas Bradbury R. Douglas Bradbury	Director	March 18, 2003

/s/ Lawrence Flinn, Jr. Lawrence Flinn, Jr.	Director	March 18, 2003

/s/ Richard R. Hylland Richard R. Hylland	Director	March 18, 2003

/s/ R. F. Leyendecker R. F. Leyendecker	Director	March 18, 2003

/s/ Jarl Mohn Jarl Mohn	Director	March 18, 2003

LodgeNet Entertainment Corporation	37	Form 10-K 2002

Certification

I, Gary Ritondaro, certify that:

1.     I have reviewed this annual report on Form 10-K of LodgeNet Entertainment Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Gary H. Ritondaro
Gary H. Ritondaro
Chief Financial Officer (Principal Financial & Accounting Officer)

LodgeNet Entertainment Corporation	38	Form 10-K 2002

Certification

I, Scott C. Petersen, certify that:

1.     I have reviewed this annual report on Form 10-K of LodgeNet Entertainment Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including is consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Scott C. Petersen
Scott C. Petersen
Chief Executive Officer (Principal Executive Officer)

LodgeNet Entertainment Corporation	39	Form 10-K 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Entertainment Corporation and Subsidiaries

LodgeNet Entertainment Corporation	F-1	Form 10-K 2002

Report of Independent Accountants

To the Board of Directors and Stockholders,
LodgeNet Entertainment Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revision discussed in the Summary of Significant Accounting Policies note, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed above, the financial statements of LodgeNet Entertainment Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in the Summary of Significant Accounting Policies note, these financial statements have been revised to include the reclassification required by SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction which was adopted by the Company during the year ended December 31, 2002. We audited the reclassification in 2001 related to the adoption of SFAS 145 as described in the Summary of Significant Accounting Policies note. In our opinion, the reclassification for 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/S/ PRICEWATERHOUSECOOPERS LLP

Minneapolis Minnesota
February 3, 2003

LodgeNet Entertainment Corporation	F-2	Form 10-K 2002

Report of Independent Accountants

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Summary of Significant Accounting Policies note, the corporation has reflected the impact of adopting SFAS 145 on the 2001 consolidated financial statements by reclassifying the loss on the early retirement of debt in 2001. The Arthur Andersen LLP report does not extend to this change to the 2001 consolidated financial statements. The adjustment to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

To LodgeNet Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of LodgeNet Entertainment Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, LodgeNet Entertainment Corporation and Subsidiaries adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” which changed its method of accounting for interest rate swaps and other derivatives.

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

*     The 2000 consolidated balance sheet and the 1999 consolidated statements of operations, stockholders’ equity (deficit) and cash flows are not required to be presented in the 2002 annual report.

LodgeNet Entertainment Corporation	F-3	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,107	$1,528
Accounts receivable, net	28,373	26,677
Prepaid expenses	3,772	2,864

Total current assets	33,252	31,069
Property and equipment, net	243,656	240,274
Investments in and advances to unconsolidated affiliates	—	484
Debt issuance costs, net	7,443	9,176
Intangible assets, net	12,042	8,565
Other assets	1,691	1,917

	$298,084	$291,485

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$12,812	$14,502
Current maturities of long-term debt	9,320	8,168
Accrued expenses	12,977	10,251
Deferred revenue	3,371	3,100

Total current liabilities	38,480	36,021
Long-term debt	344,470	317,663
Other long-term liability	4,995	—
Derivative instruments	11,443	5,369

Total liabilities	399,388	359,053

Commitments and contingencies (Note 10)
Stockholders’ equity (deficiency):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,431,149 and 12,284,998 shares outstanding at December 31, 2002 and 2001, respectively	124	123
Additional paid-in capital	153,363	151,990
Accumulated deficit	(241,515)	(212,389)
Accumulated other comprehensive loss	(13,276)	(7,292)

Total stockholders’ equity (deficiency)	(101,304)	(67,568)

	$298,084	$291,485

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-4	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Guest Pay	$226,238	$206,001	$186,718
Other	8,752	10,894	10,099

Total revenues	234,990	216,895	196,817

Direct costs:
Guest Pay	96,043	85,288	76,586
Other	4,739	6,802	5,864

Total direct costs (exclusive of other operating expenses shown separately below)	100,782	92,090	82,450

Gross profit (exclusive of other operating expenses shown separately below)	134,208	124,805	114,367

Operating expenses:
Guest Pay operations	30,207	28,698	27,356
Selling, general and administrative	22,108	20,979	19,247
Depreciation and amortization	75,918	66,008	65,470

Total operating expenses	128,233	115,685	112,073

Operating income	5,975	9,120	2,294
Investment gains (losses)	872	(2,790)	(13,593)
Litigation settlements	(2,700)	—	—
Loss on early retirement of debt	—	(2,091)	—
Interest expense	(33,037)	(30,306)	(27,809)
Other income	314	348	419

Loss before income taxes	(28,576)	(25,719)	(38,689)
Provision for income taxes	(550)	(689)	(325)

Net loss	$(29,126)	$(26,408)	$(39,014)

Net loss per common share (basic and diluted)	$(2.35)	$(2.16)	$(3.21)

Weighted average shares outstanding (basic and diluted)	12,378,678	12,248,301	12,145,109

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-5	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficiency)
(Dollar amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balance, December 31, 1999	11,970,852	$120	$124,021	$(146,967)	$17,322	$(5,504)
Common stock option activity	241,187	2	2,326	—	—	2,328
Disgorged profits	—	—	2,468	—	—	2,468
Warrants issued (Note 13)	—	—	21,848	—	—	21,848
Comprehensive loss:
Net loss	—	—	—	(39,014)	—
Foreign currency translation adjustment	—	—	—	—	(424)
Unrealized loss on marketable securities	—	—	—	—	(18,128)
Comprehensive loss	—	—	—	—	—	(57,566)

Balance, December 31, 2000	12,212,039	122	150,663	(185,981)	(1,230)	(36,426)
Common stock option activity	72,959	1	793	—	—	794
Warrants issued (Note 13)	—	—	534	—	—	534
Comprehensive loss:
Net loss	—	—	—	(26,408)	—
Foreign currency translation adjustment	—	—	—	—	(693)
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	(1,287)
Unrealized loss on derivative instruments	—	—	—	—	(4,082)
Comprehensive loss	—	—	—	—	—	(32,470)

Balance, December 31, 2001	12,284,998	123	151,990	(212,389)	(7,292)	(67,568)
Common stock option activity	146,151	1	1,030	—	—	1,031
Warrants issued (Note 13)	—	—	343	—	—	343
Comprehensive loss:
Net loss	—	—	—	(29,126)	—
Foreign currency translation adjustment	—	—	—	—	89
Unrealized loss on derivative instruments	—	—	—	—	(6,073)
Comprehensive loss	—	—	—	—	—	(35,110)

Balance, December 31, 2002	12,431,149	$124	$153,363	$(241,515)	$(13,276)	$(101,304)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-6	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(29,126)	$(26,408)	$(39,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,918	66,008	65,470
Investment (gains) losses	(872)	2,790	13,593
Loss on early retirement of debt	—	2,091	—
Change in operating assets and liabilities:
Accounts receivable	(1,684)	(212)	3,011
Prepaid expenses	(844)	1,080	(1,948)
Accounts payable	(1,694)	1,435	(1,926)
Accrued expenses and deferred revenue	2,208	(86)	296
Other	(137)	(221)	1,698

Net cash provided by operating activities	43,769	46,477	41,180

Investing activities:
Property and equipment additions	(72,115)	(78,386)	(60,195)
Proceeds from sale of investments	—	1,393	7,200
Proceeds from (investments in) affiliates	1,407	(1,002)	2,747

Net cash used for investing activities	(70,708)	(77,995)	(50,248)

Financing activities:
Proceeds from long-term debt	—	150,000	—
Repayment of long-term debt	(7,542)	(81,428)	(39)
Payment of license rights liability	—	—	(5,294)
Payment of capital lease obligations	(707)	(498)	(453)
Borrowings under revolving credit facility	40,000	27,000	23,000
Repayments of revolving credit facility	(6,000)	(61,000)	(10,500)
Debt issuance costs	(269)	(5,829)	—
Exercise of stock options	1,031	794	2,328
Disgorged profits	—	—	2,468

Net cash provided by financing activities	26,513	29,039	11,510

Effect of exchange rates on cash	5	(52)	(27)

(Decrease) increase in cash and cash equivalents	(421)	(2,531)	2,415
Cash and cash equivalents at beginning of period	1,528	4,059	1,644

Cash and cash equivalents at end of period	$1,107	$1,528	$4,059

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-7	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company

LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. LodgeNet interactive services include digital movies, music and television on-demand programming as well as video games, high-speed Internet access and other services designed to make their stay more enjoyable, productive and convenient.

The Company’s operating performance and outlook are strongly influenced by such factors as hotel occupancy levels and economic conditions in the lodging industry, the number of lodging rooms equipped with the Company’s interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

The rapid growth of the Company’s business has and is expected to continue to require capital resources in excess of operating cash flows. The Company believes that its operating cash flows and borrowings available under its revolving credit facility will be sufficient to fund the Company’s growth plans. However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company would cover the short fall through any combination of additional borrowings available under its current revolving credit facility, a reduction in capital spending and/or a reduction in operating expenses.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company had significant influence, but not effective control generally represented by common stock ownership of at least 20% but not more than 50%, have been accounted for using the equity method of accounting for an investment.

Foreign Currency Translation — The assets and liabilities of the Company’s Canadian subsidiary were translated at year-end exchange rates. Income statement items were translated at average exchange rates during the periods.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. Actual results could differ from those estimates.

Long-Lived Assets — The Company reviews the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

LodgeNet Entertainment Corporation	F-8	Form 10-K 2002

Property and Equipment — Property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment, related costs of installation, including certain payroll costs, and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operations as incurred. Depreciation of Guest Pay and free-to-guest systems begins when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Years

Buildings	30
Guest Pay systems:
System components	5 - 7
In-room equipment	2 - 5
Other equipment	3 - 10

Software Development — The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $2,705,000, $1,152,000 and $2,818,000 during the years ended December 31, 2002, 2001 and 2000, respectively, and amortization of such costs was $1,896,000, $1,529,000 and $1,445,000, respectively. The Company charged $814,000, $842,000, and $507,000 to operations for each of the years presented related to research and development activities.

Revenue Recognition — The Company’s revenue from the sale of interactive television services is recognized in the period the services are provided. In addition, the Company generates nominal revenue from the sale of system equipment and service parts and labor, which is recognized when the equipment is delivered or the service has been provided. Deferred revenue consists of advance billings for certain interactive television services that are recognized in the periods that services are provided.

The Company’s Guest Pay revenue consists of services that are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based video games, Internet on television, high-speed Internet access services, and television on-demand programs. Guest Pay packages may also include additional satellite-delivered basic and premium cable television, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge. The primary direct costs of providing Guest Pay interactive services are (i) license fees paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) nominal one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences; (iii) license fees for music rights associated with motion pictures (iv) license fees for other interactive services; (v) Internet connectivity costs; and (vi) the commission retained by the hotel. Guest Pay operating expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

Concentration of Credit Risks and Customer Data — The Company derives virtually all of its revenue from entities in the lodging industry; however, no individual customer accounted for 10% or more of total revenue in any period presented in the accompanying consolidated statements of operations. The allowance for doubtful accounts was $300,000 at December 31, 2002 and $500,000 at December 31, 2001. The provision for doubtful accounts was $754,000 in 2002, which included $471,000 of uncollectible receivables from the termination of InnMedia, $148,000 in 2001, and $340,000 in 2000.

Derivative Financial Instruments — The Company has entered into interest rate swap arrangements to manage certain exposures to fluctuations in interest rates. The Company does not utilize these instruments for speculative or trading purposes. The interest rate swaps effectively change the underlying debt from a variable rate to a fixed interest rate for the term of the swaps. Net amounts paid or received are reflected as adjustments to interest expense.

LodgeNet Entertainment Corporation	F-9	Form 10-K 2002

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

Income Taxes — The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.

Comprehensive Loss — The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive loss is disclosed in the consolidated statement of stockholders’ equity (deficiency) and includes net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on marketable securities available for sale, unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Accumulated balances for each component of other comprehensive income (loss) were as follows:

	Unrealized	Unrealized	Foreign	Accumulated
	Gain (Loss) on	Loss on	Currency	Other
	Marketable	Derivative	Translation	Comprehensive
	Securities	Instruments	Adjustment	Income (Loss)

Balance, December 31, 1999	$18,128	$—	$(806)	$17,322
Change during period	(18,128)	—	(424)	(18,552)

Balance, December 31, 2000	—	—	(1,230)	(1,230)
Change during period	—	(5,369)	(693)	(6,062)

Balance, December 31, 2001	—	(5,369)	(1,923)	(7,292)
Change during period	—	(6,073)	89	(5,984)

Balance, December 31, 2002	$—	$(11,442)	$(1,834)	$(13,276)

Earnings Per Share Computation — The Company follows SFAS No. 128, “Earnings Per Share” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded form diluted earnings per share.

The loss per common share for the three years ended December 31, 2002, 2001 and 2000, is based on 12,378,678, 12,248,301 and 12,145,109 weight average shares outstanding during the respective periods. Weighted average options on 2,286,886, 2,261,948, and 1,912,991 shares of common stock and warrants on 2,059,000, 2,004,000, and 823,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

LodgeNet Entertainment Corporation	F-10	Form 10-K 2002

Stock-based Compensation — The Company measures compensation costs associated with its stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the years ended December 31 (in thousands of dollars, except per share amounts):

	2002	2001	2000

Net loss, as reported	$(29,126)	$(26,408)	$(39,014)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(3,188)	(4,357)	(8,578)

Net loss, pro forma	$(32,314)	$(30,765)	$(47,592)

Loss per share (basic and diluted)
As reported	$(2.35)	$(2.16)	$(3.21)
Pro forma	(2.61)	(2.51)	(3.92)

Note 12 to the consolidated financial statements contains the significant assumptions used in determining the underlying fair value of options.

Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $33,059,000, $32,076,000, and $27,879,000 during the years ended December 31, 2002, 2001, and 2000, respectively. Equipment acquired under capital lease arrangements totaled $2,208,000, $1,100,000, and $957,000 during the years ended December 31, 2002, 2001, and 2000, respectively. During 2000, the Company issued 2.1 million stock purchase warrants valued at $21,848,000 to Hilton Hotels Corporation (Hilton) (see Note 13) to acquire rights to deliver interactive television services in Hilton hotels. During 2002 and 2001, the Company issued 48,042 and 48,156 stock purchase warrants valued at $343,000 and $534,000, respectively to Hilton to acquire additional rights.

Effect of Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. Effective January 1, 2002, the Company adopted the provisions of this statement, which had no impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined the adoption of this statement will not impact its consolidated financial statements.

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

LodgeNet Entertainment Corporation	F-11	Form 10-K 2002

from a vendor to a customer is to be reported as a reduction of revenue. Effective January 1, 2002, the Company adopted the provisions of EITF 01-9, which had no impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145. In connection with the adoption, the Company reclassified the $2.1 million of other expense — loss on early retirement of its 1999 bank credit facility, which was recorded in the third quarter of 2001 as an extraordinary item, as a separate line below operating income in the Company’s consolidated statement of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as defined in EITF 94-3 is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 will be effective for fiscal years beginning after December 15, 2002. The Company does not believe the adoption of the EITF will have an impact on its consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was released and had no impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provide for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement and had no impact to the consolidated financial statements.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was released and had no impact on the Company’s consolidated financial statements.

Note 3 — Investment Losses

InnMedia LLC — During the fourth quarter of 2000, the Company entered into an arrangement with Hilton Hotels Corporation (“Hilton”) to form a new broadband, interactive media company, InnMedia LLC (InnMedia). InnMedia provided hotel guests new and innovative interactive television content through Internet on television as well as

LodgeNet Entertainment Corporation	F-12	Form 10-K 2002

customized hotel and guest information. Under this arrangement, InnMedia supplied Internet portal and interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet’s broadband, interactive system for which it paid LodgeNet a fee for the use of LodgeNet’s system. The arrangement included $5 million in financing from LodgeNet and $5 million in financing from Hilton to fund start-up and near-term operating costs. The Company had a 47.5% equity interest in InnMedia and accounted for its investment using the equity method of accounting. For the years ended December 31, 2001 and 2000, the Company recorded equity losses of $2.6 million and $3.0 million, respectively.

InnMedia began delivery of content and services in the third quarter of 2001 under the arrangement described above. In connection with the services provided, the Company charged InnMedia for system access fees of $866,000, connectivity costs of $1.2 million, and support and administrative expenses of $1.4 million for the year ended December 31, 2001. The Company recorded system access fees within Guest Pay revenue. Guest Pay direct costs and operating expenses were reduced in conjunction with amounts charged for connectivity and support and administrative expenses, respectively.

On April 12, 2002, the Company terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against the Company. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, the Company charged off $471,000 in uncollectible receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, the Company had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002. Amounts charged to InnMedia were recorded within the Company’s statement of operations as previously described above.

Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs and recorded this amount as an equity loss in the same period. For the year ended December 31, 2002, the Company recorded an equity loss of $419,000. The Company expects InnMedia to be fully dissolved in 2003 with no additional funding required to cover dissolution expenses.

ResNet Merger/GICC Investment — In November 1998, the operations of the Company’s majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The Company accounted for its investment in GICC using the equity method of accounting and recorded losses of $183,000 and $4.2 million for the years ended 2001 and 2000, respectively. In the second quarter of 2001, the Company transferred its equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, the Company recovered the full amount of its receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets.

1stUp.com/CMGI Marketable Securities — In November 1999, the Company sold its interest in 1stUp.com, a provider of free Internet services, to CMGI, Inc. (“CMGI”) in a stock-for-stock exchange. Pursuant to the transaction, the Company received 234,332 shares of CMGI common stock subject to certain sale and escrow restrictions. The CMGI marketable securities were classified as available for sale and recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to other comprehensive income. In 2000, market value declines in these securities resulted in unrealized losses and, in the fourth quarter of 2000, the Company recorded a charge to the statement of operations of $6.4 million to consider the market value decline as permanent. During the first half of 2001, the Company sold the CMGI marketable securities and received proceeds of $1.4 million with no gain recognized.

LodgeNet Entertainment Corporation	F-13	Form 10-K 2002

Note 4 — Fair Value of Financial Instruments

Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets (Liabilities):
Interest rate swaps	(11,443)	(11,443)	(5,369)	(5,369)
Other long-term liability	(4,995)	(4,995)	—	—
Long-term debt	(353,790)	(347,070)	(325,831)	(343,902)

Fair values were determined under the following methods: long-term debt - interest rates currently available to the Company for debt with similar terms and maturities; other long term liability — present value of future cash flows using the Company’s current interest rates; interest rate swaps — quoted amount the Company would receive (pay) to terminate the swap agreements, considering current interest rates. For certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Note 5 — Property and Equipment

Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2002	2001

Land, building and equipment	$73,152	$68,007
Free-to-guest systems	28,160	24,798
Guest Pay systems:
Installed	397,392	356,889
Customer acquisition costs	49,265	42,631
System components	28,867	27,548
Software costs	17,224	14,793

Total	594,060	534,666
Less — Depreciation and amortization	(350,404)	(294,392)

Property and equipment, net	$243,656	$240,274

Note 6 — Debt Issuance Costs

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. In conjunction with the amendment of the Company’s bank credit facility described in Note 9, the Company capitalized $269,000 of additional debt issuance costs during the year ended December 31, 2002. In 2001, the Company capitalized $5,829,000 of debt issuance costs related to its bank credit facility. Debt issuance costs of $4,766,000, related to the Company’s prior facility, were written off with the unamortized portion resulting in a loss on early retirement of debt of $2,091,000 during 2001. Amortization of the debt issuance costs was $2,002,000 in 2002, $1,178,000 in 2001, and $1,589,000 in 2000. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2002	2001

Debt issuance costs	$13,851	$13,582
Accumulated amortization	(6,408)	(4,406)

	$7,443	$9,176

LodgeNet Entertainment Corporation	F-14	Form 10-K 2002

Note 7 — Intangible Assets

The Company has intangible assets consisting of an acquired business, certain acquired technology, patents, trademarks and licensee fees. The Company accounts for these assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to five years.

In July 2002, the Company expanded its master services agreement with Hilton Hotels Corporation and acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout the Company’s entire room base. As consideration, the Company agreed to pay Hilton $8.0 million over a five-year period. Approximately $5.8 million has been capitalized within intangible assets and is being amortized on a straight-line basis over its estimated useful life of five years.

The Company has the following intangible assets at December 31 (in thousands of dollars):

	2002		2001

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Assets subject to amortization:
Acquired technology	$14,291	$7,892	$14,291	$5,987
Acquired intangibles	5,774	481	—	—
Other	539	189	479	218

	$20,604	$8,562	$14,770	$6,205

The Company recorded amortization expense of $2,548,000, $2,451,000 and $1,836,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company estimates amortization expense for the years ended December 31, as follows: 2003 — $3,164,000; 2004 — $3,157,000; 2005 — $3,144,000; 2006 — $1,847,000; 2007 — $673,000.

Note 8 — Accrued Expenses

Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2002	2001

Accrued taxes	$3,143	$2,821
Accrued compensation	3,699	3,267
Accrued interest	1,956	1,978
Other	4,179	2,185

	$12,977	$10,251

LodgeNet Entertainment Corporation	F-15	Form 10-K 2002

Note 9 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2002	2001

Bank Credit Facility:
Bank term loan	$148,125	$149,625
Revolving credit facility	34,000	—
10.25% senior notes	150,000	150,000
11.50% senior notes	18,000	24,000
Less unamortized discount	(186)	(333)
Capital leases	3,050	1,697
Other	801	842

	353,790	325,831
Less current maturities	(9,320)	(8,168)

	$344,470	$317,663

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility that may be increased to $100 million, subject to certain limitations. The term loan matures in June 2006 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. The term loan interest rate as of December 31, 2002 was 5.40%. The revolving credit facility matures in June 2006 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. The weighted average interest rate of the revolving credit facility as of December 31, 2002 was 4.78%. Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of December 31, 2002, the Company had outstanding letters of credit totaling $2.0 million.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. In August 2002, the Company amended its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage. As of December 31, 2002, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. As of December 31, 2002, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

The 10.25% Notes are redeemable at the option of the Company, in whole or in part at 102.563% of their principal amount (plus accrued and unpaid interest) declining to 100% of their principal amount (plus accrued and unpaid interest) on or after December 15, 2003.

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

LodgeNet Entertainment Corporation	F-16	Form 10-K 2002

part of the refinancing transaction in which the 10.25% Notes were issued, the holders of the 11.50% Notes adopted the covenants and ranking of the 10.25% Notes.

Capital Leases — As of December 31, 2002, the Company has total capital lease obligations of $3,050,000. Equipment acquired under capital lease arrangements totaled $2,208,000, $1,100,000, and $957,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2003 — $9,320; 2004 — $8,448; 2005 — $8,000; 2006 — $328,012; 2007 — $10.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 10 — Commitments and Contingencies

Programming Agreements — The Company, through programming agreements, provides Guest Pay and free-to-guest programming services to the lodging industry. These agreements provide that the Company receives monthly revenue for such services. Such agreements contain various restrictions, including default and termination procedures, and generally range from five to seven years in duration. The Company has also entered into agreements with certain networks and studios that provide their programs for redistribution. Under these agreements, the Company pays fees that are based on revenue generated, or on rate schedules based on the number of sites under license by the Company. The agreements contain various restrictions, including default and termination procedures, and generally range from three to seven years in duration.

Purchase Commitments — The Company has purchase commitments in the ordinary course of business, none of which are expected to result in losses.

Operating Leases — The Company has entered into certain operating leases, which at December 31, 2002, require future minimum lease payments, as follows: 2003 — $470,000; 2004 — $313,000; 2005 — $255,000; 2006 — $199,000; 2007 — $78,000; 2008 — $40,000; 2009 — $42,000. The leases expire at dates ranging from 2003 to 2009. Rental expense under all operating leases was $591,000, $536,000, and $474,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Hilton Agreement — Effective July 31, 2002, the Company expanded its master services agreement with Hilton Hotels Corporation. The Company acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout the Company’s entire room base. As consideration, the Company agreed to pay Hilton $8.0 million over a five-year period.

Legal Proceedings — The Company is subject to legal proceedings and claims arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, it is remote that the resolution of such matters will have a material adverse effect on the Company’s financial position or results of operations.

Note 11 — Stockholders’ Equity

Preferred Stock — There are 5,000,000 shares of preferred stock, $.01 par value, authorized by the Company’s certificate of incorporation, of which none were outstanding at December 31, 2002 and 2001. The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

Stockholder Rights Plan — On February 28, 1997, the Board of Directors of the Company authorized and adopted a Stockholder Rights Plan. Pursuant to the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 10, 1997.

LodgeNet Entertainment Corporation	F-17	Form 10-K 2002

Initially, the rights are attached to all common stock certificates and no separate rights certificates will be distributed. The rights will separate from the common stock and be distributed upon the occasion of (i) a public announcement that a person, group or entity has acquired or obtained the right to acquire 15% or more of the common stock of the Company or (ii) ten days following the commencement of, or an announcement of the intention to make, a tender or exchange offer which would result in a person, group or entity becoming the holder of 15% or more of the Company’s common stock. The rights are not exercisable until distributed.

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

Note 12 — Stock Option Plans

The Company has stock options plans that provide for the granting of up to 3,976,792 non-qualified or incentive stock options on the Company’s common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the Company under these plans. Stock options issued under the plans generally have an exercise price equal to the fair market value on the date of grant. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. Options totaling 2,300 expired as of December 31, 2002, and outstanding options expire beginning in 2003 through 2012. The following is a summary of the stock option activity for the years ending December 31:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 1999	1,706,365	$9.68
Options granted	830,624	19.73
Options exercised	(241,187)	9.67
Options forfeited/canceled	(21,800)	18.35

Balance at December 31, 2000	2,274,002	13.32
Options granted	482,284	16.60
Options exercised	(72,959)	10.86
Options forfeited/canceled	(86,350)	17.87

Balance at December 31, 2001	2,596,977	13.80
Options granted	490,345	12.09
Options exercised	(146,151)	7.06
Options forfeited/canceled	(14,000)	18.23

Balance at December 31, 2002	2,927,171	$13.83

LodgeNet Entertainment Corporation	F-18	Form 10-K 2002

The following is a summary of stock options outstanding as of December 31, 2002:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Term	Exercise		Exercise
Price Range	Number	in Years	Price	Number	Price

$0.23 to $0.46	48,303	0.8	$.23	48,303	$.23
$2.77 to $3.23	173,627	0.9	2.81	173,627	2.81
$6.46 to $9.79	231,566	4.2	8.79	209,066	8.80
$10.19 to $13.77	962,700	6.6	10.99	610,400	11.38
$14.00 to $15.84	477,625	7.3	15.64	255,509	15.65
$16.00 to $17.50	527,750	8.0	16.52	199,258	16.58
$18.08 to $24.64	505,600	7.6	22.10	364,350	21.64

	2,927,171	6.5	$13.83	1,860,513	$13.15

The weighted average fair value of options granted during the year ended December 31 was as follows:

	2002	2001	2000

Weighted average fair value per option granted	$6.50	$9.05	$10.71

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield — none, (ii) weighted average risk-free interest rate — 3.82% in 2002, 4.55% in 2001, and 6.15% in 2000; (iii) weighted average expected life - 5.0 years, and (iv) weighted average expected volatility — 59.0% in 2002, 58.8% in 2001, and 54.6% in 2000.

Note 13 — Warrants

In connection with the 1995 issuance of the 11.50% Senior Notes (see Note 9), the Company issued 480,000 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital.

On October 9, 2000, the Company entered into an agreement with Hilton to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares relate to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares relate to hotels franchised through Hilton and will vest on a per room basis as LodgeNet obtains contracts for delivery of services to these hotels. The Company followed EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares will be measured and similarly accounted for upon delivery of the related room contracts. During 2002 and 2001, 48,042 and 48,156 of these warrant shares were issued with a fair value of $343,000 and $534,000, respectively, were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life.

Note 14 — Employee Benefit Plans

The Company sponsors defined contribution plans covering eligible employees. The plans provide for employer contributions based primarily on the level of employee participation. Contribution expense for the Company was $667,000, $743,000, $635,000, and in 2002, 2001, and 2000, respectively.

LodgeNet Entertainment Corporation	F-19	Form 10-K 2002

Note 15 — Income Taxes

Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2002	2001	2000

Domestic	$(28,080)	$(25,675)	$(38,669)
Foreign	(496)	(44)	(20)

Total	$(28,576)	$(25,719)	$(38,689)

The provisions for income taxes of $550,000 in 2002, $689,000 in 2001, and $325,000 in 2000, consist of current state taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$52,465	$55,050
Losses of unconsolidated affiliates	55	11,291
Reserves and accruals	1,115	2,256
Deferred credits	1,146	1,054
Book over tax depreciation	1,705	3,875

Deferred tax assets	56,486	73,526
Valuation allowance	(56,486)	(73,526)

Net deferred taxes	$—	$—

The Company has net operating loss carryforwards of approximately $153 million for federal income tax purposes. Such carryforwards expire beginning in 2003 through 2017, and federal tax regulations limit the availability and timing of usage of carryforwards. Net operating loss carryforwards expiring in the next five years are as follows: (in thousands of dollars): 2003 — $560; 2004 — $1,897; 2005 — $3,428; 2006 — $3,437; 2007 — $3,748. The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

Note 16 — Related Party Transactions

The Company has $1.4 million in outstanding advances to a former officer as of December 31, 2002. The advances were made in 2000 and 2001 under the terms of a promissory note. Interest is payable monthly at the rate applicable to the Company under its revolving credit facility. Shares of the Company’s stock held by the former officer and a mortgage on real property collateralize the note.

LodgeNet Entertainment Corporation	F-20	Form 10-K 2002

Note 17 — Segment Information

The Company operates in one business segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2002	2001	2000

United States	$223,427	$203,911	$185,721
Canada	9,655	9,951	9,800
Other	1,908	3,033	1,296

Total	$234,990	$216,895	$196,817

Long-lived assets by country based on the location of the asset were as follows at December 31 (in thousands of dollars):

	2002	2001

United States	$232,874	$230,387
Canada	10,782	9,887

Total	$243,656	$240,274

Note 18 — Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ending	Ending	Ending	Ending
	March 31,	June 30,	September 30,	December 31,

2001:
Revenues	$51,038	$55,098	$57,681	$53,078
Gross profit (exclusive of other operating expenses)	30,015	31,846	32,847	30,097
Net loss (1)	(6,782)	(4,928)	(6,762)	(7,937)
Per common share	$(.56)	$(.40)	$(.55)	$(.65)
2002:
Revenues	$55,009	$58,700	$63,660	$57,621
Gross profit (exclusive of other operating expenses) (2)	32,554	33,745	35,879	32,030
Net loss (3)	(6,665)	(5,701)	(5,512)	(11,248)
Per common share	$(.54)	$(.46)	$(.44)	$(.91)

(1)  Net loss for the quarter ended September 30, 2001, includes a $2.1 million loss on early retirement of debt.

(2)  Gross profit for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, have been changed to reflect reclassifications of operating expenses and nonrecurring charges.

(3)  Net loss for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, include nonrecurring charges of $187,000, $293,000, $335,000, and $1,885,000, respectively, related to the litigation settlements described in Note 19.

LodgeNet Entertainment Corporation	F-21	Form 10-K 2002

Note 19 — Litigation Settlements

During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge has been reported as a litigation expense in the accompanying statements of operations. The Company has paid approximately $1.2 million of the settlement amount with the balance to be paid ratably over the next five quarters, the first payment scheduled during the first quarter of 2003. In addition, the Company recorded approximately $420,000 as 2002 operating expense to accurately reflect music royalty costs directly related to current year operating activities.

LodgeNet Entertainment Corporation	F-22	Form 10-K 2002

Report of Independent Accountants on Schedule

To the Board of Directors and Stockholders
of LodgeNet Entertainment Corporation

Our audit of the consolidated financial statements referred to in our report dated February 3, 2003, appearing in the 2002 annual report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of LodgeNet Entertainment Corporation for the years ended December 31, 2001 and 2000, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 6, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 3, 2003

LodgeNet Entertainment Corporation	F-23	Form 10-K 2002

Report of Independent Accountants on Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000.

To LodgeNet Entertainment Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this annual report on Form 10-K, and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The following schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

LodgeNet Entertainment Corporation	F-24	Form 10-K 2002

LodgeNet Entertainment Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions
	Balance	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Allowances deducted from related balance sheet accounts:
Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$800	$340	$340	$800
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$800	$148	$448	$500
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$500	$754	$954	$300

LodgeNet Entertainment Corporation	F-25	Form 10-K 2002