Form 10-Q
period 2003-03-31
LODGENET ENTERTAINMENT CORP
filed 2003-05-09
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

     At May 7, 2003, there were 12,431,149 shares outstanding of the Registrant’s common stock, $0.01 par value.

This report contains a total of 24 pages not including exhibits.

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

          As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,188	$1,107
Accounts receivable, net	29,440	28,373
Prepaid expenses and other	4,868	3,772

Total current assets	35,496	33,252
Property and equipment, net	242,076	243,656
Debt issuance costs, net	6,930	7,443
Intangible assets, net	11,250	12,042
Other assets	1,588	1,691

	$297,340	$298,084

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$17,700	$12,812
Current maturities of long-term debt	8,527	9,320
Accrued expenses	15,165	12,977
Deferred revenue	3,358	3,371

Total current liabilities	44,750	38,480
Long-term debt	344,936	344,470
Other long-term liability	4,995	4,995
Derivative instruments	11,300	11,443

Total liabilities	405,981	399,388

Commitments and contingencies
Stockholders’ equity (deficiency):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,431,149 shares outstanding at March 31, 2003 and December 31, 2002	124	124
Additional paid-in capital	153,437	153,363
Accumulated deficit	(249,934)	(241,515)
Accumulated other comprehensive loss	(12,268)	(13,276)

Total stockholders’ equity (deficiency)	(108,641)	(101,304)

	$297,340	$298,084

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,

	2003	2002

Revenues:
Guest Pay	$57,867	$52,637
Other	1,779	2,372

Total revenues	59,646	55,009

Direct costs:
Guest Pay	25,744	21,174
Other	852	1,281

Total direct costs (exclusive of other operating expenses shown separately below)	26,596	22,455

Gross profit (exclusive of other operating expenses shown separately below)	33,050	32,554

Operating expenses:
Guest Pay operations	7,623	6,993
Selling, general and administrative	5,415	5,760
Depreciation and amortization	19,977	18,393

Total operating expenses	33,015	31,146

Operating income	35	1,408
Investment gains	—	280
Interest expense	(8,389)	(8,126)
Other income (expense), net	64	(103)

Loss before income taxes	(8,290)	(6,541)
Provision for income taxes	(129)	(124)

Net loss	$(8,419)	$(6,665)

Net loss per common share (basic and diluted)	$(0.68)	$(0.54)

Weighted average shares outstanding (basic and diluted)	12,431,149	12,300,969

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net loss	$(8,419)	$(6,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,977	18,393
Investment gains	—	(280)
Change in operating assets and liabilities:
Accounts receivable	(975)	(5,069)
Prepaid expenses	(83)	(237)
Accounts payable	4,863	1,455
Accrued expenses and deferred revenue	2,115	3,538
Other	91	84

Net cash provided by operating activities	17,569	11,219

Investing activities:
Property and equipment additions	(16,180)	(18,817)
Note receivable advances	(1,000)	—
Proceeds from affiliates, net	—	763

Net cash used for investing activities	(17,180)	(18,054)

Financing activities:
Borrowings under revolving credit facility	1,000	7,000
Repayments of revolving credit facility	—	(550)
Repayment of long-term debt	(1,176)	(385)
Repayment of capital lease obligations	(234)	(122)
Exercise of stock options	—	423

Net cash (used for) provided by financing activities	(410)	6,366

Effect of exchange rates on cash	102	—

Increase (decrease) in cash and cash equivalents	81	(469)
Cash and cash equivalents at beginning of period	1,107	1,528

Cash and cash equivalents at end of period	$1,188	$1,059

Supplemental cash flow information:
Cash paid for interest	$4,903	$4,793

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2003, and for the three month periods ended March 31, 2003 and 2002, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2002, as filed with the Commission. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	March 31,	December 31,
	2003	2002

Land, building and equipment	$73,390	$73,152
Free-to-guest equipment	29,003	28,160
Guest Pay systems:
Installed	407,989	397,392
Customer acquisition costs	50,203	49,265
System components	28,599	28,867
Software costs	17,962	17,224

Total	607,146	594,060
Less — depreciation and amortization	(365,070)	(350,404)

Property and equipment, net	$242,076	$243,656

Note 3 — Loss Per Share Computation

The Company follows SFAS No. 128, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded form diluted earnings per share.

The loss per common share for the three months ended March 31, 2003 and 2002, is based on 12,431,149 and 12,300,969 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

March 31, 2003 and 2002, the number of potential common shares was approximately 5,028,000 and 4,569,000, respectively. Such potential dilutive common shares consist of stock options and warrants.

Note 4 — Stock-Based Compensation

The Company measures compensation costs associated with its stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the periods ended March 31 (in thousands of dollars, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(8,419)	$(6,665)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(72)	—

Net loss, pro forma	$(8,491)	$(6,665)

Loss per share (basic and diluted)
As reported	$(0.68)	$(0.54)
Pro forma	(0.68)	(0.54)

Note 5 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	March 31,	December 31,
	2003	2002

Bank Credit Facility:
Bank term loan	$147,750	$148,125
Revolving credit facility	35,000	34,000
10.25% senior notes	150,000	150,000
11.50% senior notes	18,000	18,000
Less unamortized discount	(154)	(186)
Capital leases	2,867	3,050
Other	—	801

	353,463	353,790
Less current maturities	(8,527)	(9,320)

	$344,936	$344,470

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility that may be increased to $100 million, subject to certain limitations. The term loan matures in June 2006 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. The term loan interest rate as of March 31, 2003 was 5.29%. The revolving credit facility matures in June 2006 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. The weighted average interest rate of the revolving credit facility as of March 31, 2003 was 4.29%. Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of March 31, 2003, the Company had outstanding letters of credit totaling $2 million.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. In August 2002, the Company amended its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage. As of March 31, 2003, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006. The 10.25% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. As of March 31, 2003, the Company was in compliance with all covenants, terms, and conditions of the 10.25% Notes.

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

Capital Leases — As of March 31, 2003, the Company has total capital lease obligations of $2,867,000. Equipment acquired under capital lease arrangements totaled $2,208,000 during the year ended December 31, 2002, and $77,000 during the three months ended March 31, 2003.

Long-term debt has the following scheduled principal maturities for the twelve months ended March 31 (in thousands of dollars): 2004 — $8,527; 2005 — $8,418; 2006 — $7,989; 2007 — $328,529.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Note 6 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. For the Company, comprehensive loss was as follows for the periods ended March 31 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(8,419)	$(6,665)
Foreign currency translation adjustment	865	(20)
Unrealized gain on derivative instruments	143	1,230

Comprehensive loss	$(7,411)	$(5,455)

Components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2003	2002

Unrealized loss on derivative instruments	$(11,300)	$(11,443)
Foreign currency translation adjustment	(968)	(1,833)

Accumulated other comprehensive loss	$(12,268)	$(13,276)

Note 7 — Effect of Recently Issued Accounting Standards

In November 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 are effective for fiscal years beginning after December 15, 2002. The adoption of the EITF had no impact on the Company’s consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was released and had no impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003. The amendments to SFAS No. 123, which provide for additional transition methods, are effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options using the intrinsic value method.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

variable interest entities in which an enterprise obtains an interest after that date. The Company does not have ownership in any variable interest entities and will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

Note 8 — Gamet and PointOne

On March 21, 2003, the Company entered into an agreement with Gamet Technology, Inc (Gamet), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (PointOne). The business purpose of PointOne is to engage in the development of server-based gaming systems for the casino industry by utilizing some of the Company’s intellectual property. The Company entered into a technology licensing agreement with PointOne, under which the Company may derive revenue through the sale or license of server-based gaming systems, and for which the Company received a 37.5% equity interest in PointOne, which could be diluted to less than 20% under certain circumstances. The Company contributed technology to PointOne, including in-process research and development, and accordingly has not recorded the investment in PointOne as an asset. Gamet contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, for which Gamet received a 62.5% equity interest in PointOne. Other than the non-exclusive and non-transferable rights to utilize the Company’s licensed technology, the Company has not provided any funds nor is the Company obligated or committed to providing any current and future funds to PointOne. Additionally, the Company reserves the right to terminate its technology licensing agreement with PointOne if it does not attain a specified level of funding by September of 2003. As of March 31, 2003, PointOne has initiated steps to attain capital funding from other sources.

During the first quarter of 2003, the Company advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by a principal owner of Gamet and collateralized by payments due to said principal owner from a specified stock purchase agreement. The note was due on April 18, 2003; however, the Company is in discussion with Gamet to extend the maturity date of the note.

March 31, 2003

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. When used in this Quarterly Report, the words “expects,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, are subject to risks, uncertainties, and other factors that could cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. More than 260 million guests a year can use a wide range of LodgeNet interactive services including digital movies, music and television on-demand programming as well as video games, high-speed Internet access and other services designed to make their stay more enjoyable, productive and convenient. As of March 31, 2003, the Company provided interactive television services to approximately 5,700 hotel properties serving more than 960,000 rooms, more properties and rooms than any other provider in the world.

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

The room installations for the twelve months ended March 31, 2003 represent an increase of 7.4% for Guest Pay interactive rooms as compared to March 31, 2002. Additionally, digital services rooms increased 107.9% over the number of installed rooms at March 31, 2002. De-installation activity is less than 2% of the total installed number of rooms.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

The Company’s base of installed rooms was comprised as follows at March 31:

	2003	2002

Guest Pay interactive rooms (1)	889,776	828,650
Digital services rooms (2)	297,592	143,177
Total rooms served (3)	962,852	908,487

(1)	100% of Guest Pay interactive rooms are served by the Company’s on-demand interactive systems.

(2)	Digital services rooms are equipped with the interactive digital systems where on-demand movies, television on-demand programming, and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent more than 33% of the Guest Pay interactive rooms served.

(3)	Total rooms served represent rooms receiving one or more of the Company’s services, including rooms served by international licensees.

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

Gamet and PointOne. On March 21, 2003, the Company entered into an agreement with Gamet Technology, Inc (Gamet), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (PointOne). The business purpose of PointOne is to engage in the development of server-based gaming systems for the casino industry by utilizing some of the Company’s intellectual property. The Company entered into a technology licensing agreement with PointOne, under which the Company may derive revenue through the sale or license of server-based gaming systems, and for which the Company received a 37.5% equity interest in PointOne, which could be diluted to less than 20% under certain circumstances. The Company contributed technology to PointOne, including in-process research and development, and accordingly has not recorded the investment in PointOne as an asset. Gamet contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, for which Gamet received a 62.5% equity interest in PointOne. Other than the non-exclusive and non-transferable rights to utilize the Company’s licensed technology, the Company has not provided any funds nor is the Company obligated or committed to providing any current and future funds to PointOne. Additionally, the Company reserves the right to terminate its technology licensing agreement with PointOne if it does not attain a specified level of funding by September of 2003. As of March 31, 2003, PointOne has initiated steps to attain capital funding from other sources.

During the first quarter of 2003, the Company advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by a principal owner of Gamet and collateralized by payments due to said principal owner from a specified stock purchase agreement. The note was due on April 18, 2003; however, the Company is in discussion with Gamet to extend the maturity date of the note.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s primary cost drivers are fact-based with predetermined rates, such as hotel commissions, license fees paid for major motion pictures, or one-time flat fees for independent films. However, the preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition. The Company recognizes revenue from the sale of interactive television services in the period the related services are provided to the hotel or guest. No future performance obligations exist on a service that has been provided. The prices related to the Company’s products or services are fixed prior to delivery of the products or services. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. The Company also has advance billings for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by hotels for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

Allowance for excess or obsolete system components. The Company regularly evaluates component levels to ascertain build requirements based on its backlog and service requirements based on its current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within its current installed base, the Company records a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements. The Company makes every effort to ensure the accuracy of its forecasts of service requirements and future production, however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

Property and Equipment. The Company’s property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment, related costs of installation, including certain payroll costs, and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operations as incurred. The Company begins depreciating Guest Pay and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years

Buildings	30
Guest Pay systems:
System components	5 - 7
In-room equipment	2 - 5
Other equipment	3 - 10

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2003 and 2002

Revenue Analysis. The Company’s total revenue for the first quarter of 2003 increased 8.4%, or $4.6 million, in comparison to the first quarter of 2002. The following table sets forth the components of revenue (in thousands) for the quarter ending March 31:

	2003		2002

		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue

Guest Pay	$57,867	97.0	$52,637	95.7
Other	1,779	3.0	2,372	4.3

	$59,646	100.0	$55,009	100.0

Guest Pay interactive revenue increased 9.9%, or $5.2 million, in the first quarter of 2003 in comparison to the same quarter of 2002. This increase was attributable to a 7.7% increase in the average number of installed Guest Pay interactive rooms, including an additional 154,000 digital services rooms deployed compared to the first quarter of 2002. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ending March 31:

	2003	2002

Average monthly revenue per room:
Movie revenue	$17.12	$17.04
Other interactive service revenue	4.77	4.41

Total per Guest Pay room	$21.89	$21.45

Average monthly movie revenue per room increased 0.5% despite a decline in reported occupancy levels (140 basis points) versus the first quarter of 2002. Other Guest Pay interactive services increased 8.2%, driven by expanding revenue from TV Internet, TV on demand, digital music and music videos, cable television programming services, and other interactive TV services available with the digital system.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue decreased $593,000, or 25.0%, driven by decreased equipment sales to international licensees due to the civil and economic uncertainties in the international markets the Company serves.

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $33.1 million for the first quarter ended March 31, 2003, an increase of 1.5% over the first quarter of 2002.

	2003	2002

Gross profit:
Guest Pay	$32,123	$31,463
Other	927	1,091

	$33,050	$32,554

Gross profit margin:
Guest Pay	55.5%	59.8%
Other	52.1%	46.0%
Composite	55.4%	59.2%

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Gross profit on Guest Pay interactive services increased 2.1%, or $660,000, on a 9.9% increase in related revenue. Guest Pay direct costs (movie license fees, music license fees within major motion pictures, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. As a percentage of revenue, the decrease to gross profit margin from 59.8% to 55.5%, was primarily due to increased Internet connectivity costs, programming costs, and hotel commissions.

Gross profit on other services decreased $164,000, or 15.0%, in the first quarter of 2003 from the prior year quarter and the gross profit margin increased from 46.0% to 52.1%. The resulting increased gross profit margin was attributable to the decrease in lower margin sales of equipment to international licensees.

As a percentage of revenue, the Company’s overall gross profit margin of 55.4% was lower than prior year quarter of 59.2%. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross margin for the quarter ended March 31:

	2003	2002	Change

Gross profit margin	55.4%	59.2%	-3.8
Change drivers:
TV Internet			-2.0
Programming costs			-0.9
Hotel commissions			-0.9

			-3.8

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ending March 31 (dollar amounts in thousands):

	2003		2002

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$7,623	12.8	$6,993	12.7
Selling, general and administrative	5,415	9.1	5,760	10.5
Depreciation and amortization	19,977	33.5	18,393	33.4

Total operating expenses	$33,015	55.4	$31,146	56.6

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $630,000, or 9.0%, from the prior year quarter was due primarily to the 7.7% increase in the average number of installed Guest Pay interactive rooms. Per average installed room, Guest Pay operations expenses were $2.88 per month in the first quarter of 2003 as compared to $2.85 per month in the first quarter of 2002.

Selling, general and administrative expenses decreased $345,000, or 6.0%, in the first quarter of 2003 compared to the year earlier quarter. This decrease was due to reductions in the levels of bad debt and professional fees incurred in the prior year quarter related to the InnMedia lawsuit and termination of related InnMedia agreements, partially offset by increases in payroll related expenses. As a percentage of revenue, such expenses decreased to 9.1% in the current quarter from 10.5% in the first quarter of 2002.

Depreciation and amortization expenses increased 8.6% to $20.0 million in the first quarter of 2003 from $18.4 million in the year earlier quarter. The increase was driven by the 7.7% increase in average rooms in operation and the amortization of the new media business acquired in August 2002. At the end of first quarter 2003, the interactive digital

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

system had been installed in more than 297,000 rooms, an increase of 154,000 rooms over the prior year quarter. As a percentage of revenue, depreciation and amortization expenses increased slightly to 33.5% in the current quarter from 33.4% in the first quarter of 2002.

Operating Income. As a result of the factors described above, the Company generated operating income of $35,000 in the first quarter of 2003 compared to $1.4 million in the first quarter of 2002.

Interest Expense. Interest expense increased $263,000, or 3.2%, to $8.4 million during the first quarter of 2003 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform. Average principal amount of long-term debt outstanding during the quarter ended March 31, 2003 was approximately $354 million (at an average interest rate of approximately 9.5%) as compared to an average principal amount outstanding of approximately $328 million (at an average interest rate of approximately 9.9%) during the comparable period of 2002.

Taxes. For the first quarter of 2003, the Company incurred franchise tax of $129,000 versus $124,000 during the first quarter of 2002.

Net Loss. For the reasons previously described, the Company’s net loss increased to $8.4 million in the first quarter of 2003 from a net loss of $6.7 million in the prior year quarter.

Recent Accounting Developments

In November 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 are effective for fiscal years beginning after December 15, 2002. The adoption of the EITF had no impact on the Company’s consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was released and had no impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003. The amendments to SFAS No. 123, which provide for additional transition methods, are effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options under APB No. 25.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have ownership in any variable interest entities and will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. In 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding for the balance of the growth capital expenditures was provided by the Company’s bank facility. During the first quarter of 2003, cash flow from operations was sufficient to cover all long-term debt service as well as additional capital investments. Capital expenditures for the quarter were $16.2 million as compared to $18.8 million in the first quarter of 2002. Net cash provided by operating activities was $17.6 million as compared to $11.2 million in the same period of 2002. The change in working capital during the quarter was a source of cash of $6.0 million driven by timing of vendor payments versus a use of cash of $0.2 million during the first quarter of 2002. As of March 31, 2003, working capital was negative $9.3 million as compared to negative $5.2 million at December 31, 2002.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $60 to $63 million in 2003. Based on that range, the Company would be able to install 75,000 to 80,000 new rooms and 55,000 to 60,000 major upgrade rooms. As of March 31, 2003, the Company was in compliance with all covenants related to its bank debt and its Senior notes. The Company is not aware of any events that qualify under the material adverse effect clause of the current credit facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of March 31, 2003 was $353.5 million versus $353.8 million as of December 31, 2002.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

The Company believes that its operating cash flows and borrowing available under the revolving credit facility will be sufficient for the foreseeable future to fund the Company’s future growth, financing obligations, and its negative working capital. However, if current economic conditions persist for an extended period of time resulting in lower than anticipated operating cash flows, the Company would cover any short fall through any combination of additional borrowings available under its current revolving credit facility, a reduction in capital spending and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

In August 2002, the Company received unanimous consent from its lenders to amend its existing bank credit facility. The amendment modified the covenants for leverage and interest coverage by deferring the scheduled step-downs in covenant terms that were to be effective as of December 31, 2002. The Maximum Consolidated Total Leverage Ratio will remain at 4.5 times debt to EBITDA, as defined by the bank credit facility, through the third quarter of 2003 with a step-down to 4.4 times debt to EBITDA at the end of the fourth quarter 2003. The Maximum Consolidated Senior Secured Leverage Ratio was modified to 2.5 times senior debt to EBITDA from 2.25 times. The 2.5 ratio is in effect through the fourth quarter of 2004. The Minimum Consolidated Interest ratio coverage ratio was amended to 2.25 times and will remain at that level through the second quarter of 2004.

In May 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million. The Company may use the proceeds from possible sale of securities for general corporate purposes, which include additions to working capital, repayment or redemption of existing indebtedness, financing of capital expenditures, research and development of new technologies, future acquisitions and strategic investment opportunities. The timing and amount of any offering under the registration statement will depend on the market and general business conditions. The registration statement was declared effective by the SEC on June 18, 2002. No securities have been issued under this registration statement as of March 31, 2003.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

In the event of significant International crises, acts of terrorism, or public health issues, the Company believes that the general economy and the lodging industry could be negatively affected. If such a crisis is protracted or the effects on the lodging industry are severe, the effect on the Company’s financial performance could result in the Company being in violation of one or more of its bank credit covenants. This could require the Company to renegotiate its bank covenants, significantly reduce its growth plans and/or curtail expenditures for operating expenses. While the Company believes it could renegotiate its bank covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation or that refinancing, if required, would be available on terms favorable to the Company.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance in this regard. The Company’s actual cash flow and cash requirements will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations, demand for the Company’s services, competitive factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements”.

Obligations and Commitments as of March 31, 2003 (Dollar amounts in thousands):

		Payments due by period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Contractual obligations:
Long-term debt(s)	$353,463	$8,527	$16,407	$328,529	$—
Interest on senior notes	64,609	17,101	32,132	15,376	—
Other long-term obligations	10,247	2,721	3,477	3,978	71

Total contractual obligations	$428,319	$28,349	$52,016	$347,883	$71

		Amount of commitment expiration per period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Other commercial commitments:
Standby letters of credit	$2,000	$2,000	$—	$—	$—

Dependence on Performance of Lodging Industry

The Company’s business is closely connected to the performance of the hotel industry, where occupancy rates may fluctuate as a result of various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as significant international crises, acts of terrorism, or public health issues could adversely impact the Company’s results of operations.

The overall travel industry has been adversely affected by the weaker general economic climate and the threat of terrorist attacks and the Iraqi situation. Occupancy rates from the properties served by the Company during 2002 were 110 basis points below the level experienced in 2001. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. Occupancy rates have been below the level experienced in 2001 and prior years. For the first quarter of 2003, occupancy rates were 140 basis points lower than experienced in the first quarter of 2002. For full year 2003, occupancy rates are forecasted by lodging industry sources to be flat or slightly lower than 2002 and may be even more adversely impacted by current events. If hotel occupancy rates were to decline significantly below forecasted levels, the Company’s revenues would be adversely affected.

To help mitigate the impact of occupancy levels on operating income, the Company continues to firmly control operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

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

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At March 31, 2003, the Company had debt totaling $353 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $271 million and variable rate debt of $82 million at March 31, 2003. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $828,000 assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first quarter of 2003 to materially impact consolidated results of operations or financial condition.

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

March 31, 2003

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

None.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the SEC on February 6, 2003, including under Item 7 and Item 9 a copy of a Power Point presentation posted on the Company’s website in advance of an earnings telephone conference held February 5, 2003.

The Company filed a Current Report on Form 8-K with the SEC on February 25, 2003, including under Item 7 and Item 9 a copy of a Power Point slide presentation presented by the Company at the CIBC Gaming, Lodging and Leisure Conference on February 25, 2003.

The Company filed a Current Report on Form 8-K with the SEC on March 12, 2003, including under Item 7 and Item 9 a copy of a Power Point slide presentation presented by the Company at the Janco Partners Media & Telecommunications Conference on March 12, 2003.

The Company filed a Current Report on Form 8-K with the SEC on March 27, 2003, to file as an exhibit under Item 7 a copy of the Sarbanes-Oxley Act Certifications of the Company’s chief executive officer and chief financial officer with respect to the Company’s 2002 financial statements, included in the Company’s Report on Form 10-K filed on March 20, 2003.

The Company filed a Current Report on Form 8-K with the SEC on April 24, 2003, including under Item 7 and Item 9 a copy of a Power Point presentation posted on the Company’s website in advance of an earnings telephone conference held April 23, 2003.

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: May 8, 2003	/s/ Scott C. Petersen

Scott C. Petersen President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2003	/s/ Gary H. Ritondaro

Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Certification

I, Gary Ritondaro, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of LodgeNet Entertainment Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 8, 2003

/s/ Gary H. Ritondaro

Gary H. Ritondaro
Chief Financial Officer (Principal Financial & Accounting Officer)

March 31, 2003

LodgeNet Entertainment Corporation	Form 10-Q

Certification

I, Scott C. Petersen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of LodgeNet Entertainment Corporation;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 8, 2003

/s/ Scott C. Petersen

Scott C. Petersen
Chief Executive Officer (Principal Executive Officer)

March 31, 2003