Form 10-K/A
period 2002-12-31
LODGENET ENTERTAINMENT CORP
filed 2003-06-03
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

Commission File Number: 0-22334

LodgeNet Entertainment Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	46-0371161 (IRS Employer Identification No.)

3900 West Innovation Street, Sioux Falls, ND 57107 (Address of principal executive offices)	(605) 988-1000 (Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes      No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter. $127,366,000.

     The number of shares of common stock of the Registrant outstanding as of May 30, 2003, was 12,431,249 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART III
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Certifications
EXHIBIT INDEX
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

Explanatory Note

     LodgeNet Entertainment Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”) to include certain information required under Part III, Item 10 not previously filed with the Annual Report.

     In this report, all references to “LodgeNet” “we,” “us,” “our” or the “Company” mean LodgeNet Entertainment Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of LodgeNet

     Set forth below is certain information concerning our executive officers, and their ages, as of May 30, 2003:

Name and Position	Age

David M. Bankers, Senior Vice President, Product and Technology	46
Stephen D. McCarty, Senior Vice President, Sales & Hotel Relations	45
Scott C. Petersen, Chairman of the Board, President and Chief Executive Officer	47
Steven R. Pofahl, Senior Vice President, Technical Operations	43
Gary H. Ritondaro, Senior Vice President, Finance, Information & Administration	56
Steven D. Truckenmiller, Senior Vice President, Programming and Content Management	50

     David M. Bankers has served as Senior Vice President and Chief Technology Officer since December 1998. Mr. Bankers joined us in 1989 as Director of Information Systems and was appointed Vice President of Corporate Technologies in 1992. Prior to joining LodgeNet, Mr. Bankers managed Digital Data Production for TGS Technology, Inc.

     Steven D. McCarty has served as Senior Vice President, Sales & Hotel Relations since July 2002. Mr. McCarty joined us in 1992 as Texas Regional Sales Manager and served as Director of Sales, Eastern Region from June 1992 to August 1998, Vice President, Director Sales from August 1998 to December 1999 and Vice President, Sales from January 2000 to July 2002. Prior to joining LodgeNet, Mr. McCarty held various sales management positions with Spectradyne, Inc. and Home Box Office.

     Scott C. Petersen is our Chairman of the Board, President and Chief Executive Officer. Mr. Petersen joined us in 1987 as Senior Vice President for Corporate and Legal Affairs, was appointed Executive Vice President and Chief Operating Officer in 1991, was appointed President and Chief Executive Officer in July 1998 and became Chairman of the Board in October 2000.

     Steven R. Pofahl has served as Senior Vice President, Technical Operation since 1996. Mr. Pofahl joined us in 1989 and served as Director of Installations from March 1992 to March 1996.

     Gary H. Ritondaro has served as Senior Vice President and Chief Financial Officer since 2001. Prior to joining LodgeNet, Mr. Ritondaro served as Senior Vice President and Chief Financial Officer for Mail-Well, Inc., a New

York Stock Exchange listed manufacturer of envelopes, commercial printing and labels, from 1999 to 2001. From 1996 to 1999, Mr. Ritondaro was Vice President and Chief Financial Officer for Ferro Corporation, a New York Stock Exchange-listed international manufacturer of specialty plastics, chemicals, colors, industrial coatings and ceramics.

     Steven D. Truckenmiller has served as our Senior Vice President, Programming & Content Management since Febraury 2003. Mr Truckenmiller is one of our founding shareholders and was appointed Vice President of Technical Services in 1985, Vice President of Technical Development in 1988 and Vice President of Guest Pay Services in 1991.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit
Number	Description of Document

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGENET ENTERTAINMENT CORPORATION
Date: June 2, 2003
/s/ Scott C. Petersen Scott C. Petersen President, Chief Executive Office and Chairman of the Board of Directors

Certification

     I, Scott C. Petersen, certify that:

     1.     I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of LodgeNet Entertainment Corporation.;

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

Date: June 2, 2003

By: /s/ Scott C. Petersen Scott C. Petersen Chief Executive Officer (Principal Executive Officer)

Certification

I, Gary H. Ritondaro certify that:

     1.     I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of LodgeNet Entertainment Corporation;

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

Date: June 2, 2003

By: /s/ Gary H. Ritondaro Gary H. Ritondaro Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.