Form 10-Q
period 2003-06-30
LODGENET ENTERTAINMENT CORP
filed 2003-08-07
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________________ to____________________

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

     At August 5, 2003, there were 12,465,810 shares outstanding of the Registrant’s common stock, $0.01 par value.

This report contains a total of 28 pages not including exhibits.

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

June 30, 2003	Page 2

LodgeNet Entertainment Corporation	Form 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,682	$1,107
Restricted cash	32,653	—
Accounts receivable, net	29,251	28,373
Prepaid expenses and other	3,380	3,772

Total current assets	68,966	33,252

Property and equipment, net	237,065	243,656
Debt issuance costs, net	11,738	7,443
Intangible assets, net	10,459	12,042
Other assets	2,483	1,691

	$330,711	$298,084

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$19,569	$12,812
Current maturities of long-term debt	8,647	9,320
Senior notes payable	32,030	—
Accrued expenses	11,709	12,977
Deferred revenue	3,407	3,371

Total current liabilities	75,362	38,480

Long-term debt	359,704	344,470
Other long-term liability	4,995	4,995
Derivative instruments	11,502	11,443

Total liabilities	451,563	399,388

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $.01 par value, 50,000,000 shares authorized; 12,431,349 and 12,431,149 shares outstanding at June 30, 2003 and December 31, 2002, respectively	124	124
Additional paid-in capital	153,515	153,363
Accumulated deficit	(263,190)	(241,515)
Accumulated other comprehensive loss	(11,301)	(13,276)

Total stockholders’ equity (deficiency)	(120,852)	(101,304)

	$330,711	$298,084

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2003	Page 3

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Guest Pay	$60,950	$56,181	$118,817	$108,818
Other	1,454	2,520	3,233	4,892

Total revenues	62,404	58,701	122,050	113,710

Direct costs:
Guest Pay	27,302	23,559	53,046	44,733
Other	629	1,396	1,481	2,678

Total direct costs (exclusive of other operating expenses shown separately below)	27,931	24,955	54,527	47,411

Gross profit (exclusive of other operating expenses shown separately below)	34,473	33,746	67,523	66,299

Operating expenses:
Guest Pay operations	7,803	7,468	15,426	14,460
Selling, general and administrative	4,881	4,960	10,296	10,720
Depreciation and amortization	19,733	18,899	39,710	37,292

Total operating expenses	32,417	31,327	65,432	62,472

Operating income	2,056	2,419	2,091	3,827

Investment gains	7	546	7	826
Loss on early retirement of debt	(7,061)	—	(7,061)	—
Interest expense	(8,627)	(8,275)	(17,016)	(16,401)
Other income (expense), net	485	(221)	549	(323)

Loss before income taxes	(13,140)	(5,531)	(21,430)	(12,071)
Provision for income taxes	(116)	(170)	(245)	(294)

Net loss	$(13,256)	$(5,701)	$(21,675)	$(12,365)

Net loss per common share (basic and diluted)	$(1.07)	$(0.46)	$(1.74)	$(1.00)

Weighted average shares outstanding	12,431,214	12,381,234	12,431,182	12,341,323

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2003	Page 4

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(21,675)	$(12,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,710	37,292
Investment gains	(7)	(826)
Loss on early retirement of debt, less cash portion	2,477	—
Change in operating assets and liabilities:
Accounts receivable	(665)	(6,685)
Prepaid expenses	416	(878)
Accounts payable	6,699	1,770
Accrued expenses and deferred revenue	(1,378)	312
Other	184	(48)

Net cash provided by operating activities	25,761	18,572

Investing activities:
Property and equipment additions	(28,056)	(37,265)
Note receivable advances	(1,000)	—
Proceeds from affiliates, net	7	1,360

Net cash used for investing activities	(29,049)	(35,905)

Financing activities:
Proceeds from long-term debt	200,000	—
Repayment of long-term debt	(119,521)	(771)
Borrowings under revolving credit facility	9,000	20,000
Repayments of revolving credit facility	(43,000)	(3,000)
Repayment of capital lease obligations	(487)	(302)
Restricted cash	(32,653)	—
Payment of debt issuance costs	(7,740)	—
Exercise of stock options	2	973

Net cash provided by financing activities	5,601	16,900

Effect of exchange rates on cash	262	58

Increase (decrease) in cash and cash equivalents	2,575	(375)
Cash and cash equivalents at beginning of period	1,107	1,528

Cash and cash equivalents at end of period	$3,682	$1,153

Supplemental cash flow information:
Cash paid for interest	$16,539	$16,226

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2003	Page 5

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2002, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	June 30,	December 31,
	2003	2002

Land, building and equipment	$74,437	$73,152
Free-to-guest equipment	29,652	28,160
Guest Pay systems:
Installed	415,448	403,366
Customer acquisition costs	45,365	43,291
System components	31,934	28,867
Software costs	18,562	17,224

Total	615,398	594,060
Less — depreciation and amortization	(378,333)	(350,404)

Property and equipment, net	$237,065	$243,656

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

The loss per common share for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, is based on 12,431,214, 12,381,234, 12,431,182 and 12,341,323 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted

June 30, 2003	Page 6

LodgeNet Entertainment Corporation	Form 10-Q

earnings per share because their inclusion would be anti-dilutive. As of June 30, 2003 and 2002, the number of potential common shares was approximately 5,023,000 and 4,614,000, respectively. Such potential dilutive common shares consist of stock options and warrants.

Note 4 — Stock-Based Compensation

The Company measures compensation costs associated with its stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the periods ended June 30 (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(13,256)	$(5,701)	$(21,675)	$(12,365)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	—	(739)	(72)	(739)

Net loss, pro forma	$(13,256)	$(6,440)	$(21,747)	$(13,104)

Loss per share (basic and diluted)
As reported	$(1.07)	$(0.46)	$(1.74)	$(1.00)
Pro forma	(1.07)	(0.52)	(1.75)	(1.06)

Note 5 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	June 30,	December 31,
	2003	2002

Bank Credit Facility:
Bank term loan	$147,375	$148,125
Revolving credit facility	—	34,000
10.25% senior notes	—	150,000
9.50% senior notes	200,000	—
11.50% senior notes	18,000	18,000
Less unamortized discount	(125)	(186)
Capital leases	3,101	3,050
Other	—	801

	368,351	353,790
Less current maturities	(8,647)	(9,320)

	$359,704	$344,470

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility that may be increased to $100 million, subject

June 30, 2003	Page 7

LodgeNet Entertainment Corporation	Form 10-Q

to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. The term loan interest rate as of June 30, 2003 was 5.10%. The revolving credit facility matures in August 2007 and borrowings under the credit facility bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. As of June 30, 2003, there were no amounts outstanding under the revolving credit facility. Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of June 30, 2003, the Company had outstanding letters of credit totaling $500,000.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. In June 2003, the Company received consent to offer the 9.50% senior subordinated notes described below, and amended its existing bank credit facility. The amendment modified the covenants for maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The allowable maximum consolidated total leverage ratio increased from 4.5 to 5.0 until the end of the fourth quarter 2003 at which time, the ratio steps down to 4.75 times for the first two quarters of 2004 and to 4.5 times for the last two quarters of 2004. The minimum consolidated interest coverage ratio change from 2.25 to 2.50 was deferred from the third quarter 2004 until the first quarter 2005. The Company had previously amended its bank credit facility in August 2002. As of June 30, 2003, the Company’s leverage and interest coverage ratios were 4.54 and 2.46, respectively. Upon refinancing of the 10.25% Notes, the Company, at its sole discretion and without the payment of any additional costs, expenses or fees, extended the maturity dates of the term loan and the revolver loan from June 2006 to August 2008 and August 2007, respectively. In addition, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

9.50% Senior Notes — In June 2003, the Company issued $200 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.5% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35 million of the proceeds were used to pay all outstanding amounts under the Company’s revolving credit facility. The remaining proceeds of approximately $2.7 million were placed in cash for use in funding general corporate purposes.

The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments, commencing December 15, 2003, and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2003, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

The 9.50% Notes are redeemable at the option of the Company, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest), declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006. The 10.25% Notes were unsecured, ranked pari passu in right of payment with future unsubordinated unsecured indebtedness and ranked senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes required semi-annual interest payments and contained certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. On June 20, 2003, the Company redeemed approximately 79% of its outstanding 10.25% Notes at 102.688% of their principal amount with the balance of the outstanding 10.25% Notes redeemed on July 1,

June 30, 2003	Page 8

LodgeNet Entertainment Corporation	Form 10-Q

2003 at 102.563% of their principal amount as part of its refinancing in which the 9.50% Notes were issued. As of June 30, 2003, approximately $32.0 million of the notes had not been redeemed and were presented as a current liability with offsetting restricted cash on the consolidated balance sheet.

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). The 11.50% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. Annual principal payments of $6 million commenced in July 2001 and continue through July 2005. The 11.50% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. As of June 30, 2003, the Company was in compliance with all covenants, terms, and conditions of the 11.50% Notes.

The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes and the value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes.

Capital Leases — As of June 30, 2003, the Company has total capital lease obligations of $3,101,000. Equipment acquired under capital lease arrangements totaled $2,208,000 during the year ended December 31, 2002, and $586,000 during the six months ended June 30, 2003.

Long-term debt has the following scheduled principal maturities for the twelve months ended June 30 (in thousands of dollars): 2004 — $8,647; 2005 — $8,464; 2006 — $8,083; 2007 — $1,782 and thereafter $341,375.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 6 — Loss on Early Retirement of Debt

In connection with the issuance of the 9.50% Notes in June 2003, the Company redeemed its 10.25% Notes due December 15, 2006. As a result of this early redemption, the Company incurred call and tender premiums, and related expenses in the amount of $4.6 million and wrote off unamortized debt issuance costs of $2.5 million.

Note 7 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. For the Company, comprehensive loss was as follows for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(13,256)	$(5,701)	$(21,675)	$(12,365)
Foreign currency translation adjustment	1,169	628	2,034	608
Unrealized loss on derivative instruments	(201)	(2,939)	(58)	(1,709)

Comprehensive loss	$(12,288)	$(8,012)	$(19,699)	$(13,466)

Components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2003	2002

Unrealized loss on derivative instruments	$(11,502)	$(11,443)
Foreign currency translation adjustment	201	(1,833)

Accumulated other comprehensive loss	$(11,301)	$(13,276)

June 30, 2003	Page 9

LodgeNet Entertainment Corporation	Form 10-Q

Note 8 — Effect of Recently Issued Accounting Standards

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies at the beginning of the first interim period after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have ownership in any variable interest entities and will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which will generally be effective for contracts entered into or modified after June 30, 2003, will not have an effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The provisions of this statement will not have an impact on the Company’s consolidated financial position or results of operations.

June 30, 2003	Page 10

LodgeNet Entertainment Corporation	Form 10-Q

Note 9 — Gamet and PointOne

In the first quarter of 2003, the Company entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (PointOne). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of the Company’s intellectual property. The Company entered into a technology licensing agreement with PointOne, for which the Company received a 37.5% equity interest in PointOne, which could be diluted to less than 20% under certain circumstances. The Company’s contribution consisted of the license of certain technology rights to PointOne, and accordingly did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne.

Other than the non-exclusive and non-transferable rights to utilize the Company’s licensed technology, the Company did not provide additional funding nor is the Company obligated or committed to providing any current and future funds to PointOne. The Company also reserved the right to terminate its technology licensing agreement if PointOne did not attain a specified level of funding by September of 2003. PointOne raised $850,000 in financing from private investors. However, PointOne was not able to obtain additional funds through permanent equity financing or other sources and in May its operations were suspended. The parties are currently in dispute regarding the ultimate disposition of PointOne and its technology. Also during the second quarter, the Company provided certain services to PointOne for which the Company invoiced approximately $100,000. As of June 30, 2003, the Company had not received payment and therefore fully reserved the amount as bad debt.

During the first quarter of 2003, the Company advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The note was due and payable on April 18, 2003. As of June 30, 2003, the Company had not received payment of the note. On July 2, 2003, the Company filed a lawsuit against Gamet and its principal owners demanding repayment of the promissory note. As of August 5, 2003, the complaint had not been answered.

June 30, 2003	Page 11

LodgeNet Entertainment Corporation	Form 10-Q

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. When used in this Quarterly Report, the words “expects,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, are subject to risks, uncertainties, and other factors that could cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, international crises, acts of terrorism, public health issues, and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

LodgeNet Entertainment Corporation is the world’s largest and leading provider of broadband, interactive TV systems and services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. More than 260 million guests a year can use a wide range of LodgeNet interactive services including digital movies, music and television on-demand programming as well as video games, high-speed Internet access and other services designed to make their stay more enjoyable, productive and convenient. As of June 30, 2003, the Company provided interactive television services to approximately 5,700 hotel properties serving more than 970,000 rooms, more properties and rooms than any other provider in the world.

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

The room installations for the twelve months ended June 30, 2003 represent an increase of 6.2% for Guest Pay interactive rooms as compared to June 30, 2002. Additionally, digital services rooms increased 75.4% over the number of installed rooms at June 30, 2002. De-installation activity is less than 2% of the total installed room base.

June 30, 2003	Page 12

LodgeNet Entertainment Corporation	Form 10-Q

The Company’s base of installed rooms was comprised as follows at June 30:

	2003	2002

Guest Pay interactive rooms (1)	899,773	847,380
Digital services rooms (2)	323,685	184,554
Total rooms served (3)	971,503	929,696

(1)	100% of Guest Pay interactive rooms are served by the Company’s on-demand interactive systems.

(2)	Digital services rooms are equipped with the interactive digital systems where on-demand movies, television on-demand programming, and music content are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent 36% of the Guest Pay interactive rooms served.

(3)	Total rooms served represent rooms receiving one or more of the Company’s services, including rooms served by international licensees.

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

Gamet and PointOne. In the first quarter of 2003, the Company entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (PointOne). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of the Company’s intellectual property. The Company entered into a technology licensing agreement with PointOne, for which the Company received a 37.5% equity interest in PointOne, which could be diluted to less than 20% under certain circumstances. The Company’s contribution consisted of the license of certain technology rights to PointOne, and accordingly did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne.

Other than the non-exclusive and non-transferable rights to utilize the Company’s licensed technology, the Company did not provide additional funding nor is the Company obligated or committed to providing any current and future funds to PointOne. The Company also reserved the right to terminate its technology licensing agreement if PointOne did not attain a specified level of funding by September of 2003. PointOne raised $850,000 in financing from private investors. However, PointOne was not able to obtain additional funds through permanent equity financing or other sources and in May its operations were suspended. The parties are currently in dispute regarding the ultimate disposition of PointOne and its technology. Also during the second quarter, the Company provided certain services to PointOne for which the Company invoiced approximately $100,000. As of June 30, 2003, the Company had not received payment and therefore fully reserved the amount as bad debt.

During the first quarter of 2003, the Company advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The note was due and payable on April 18, 2003. As of June 30, 2003, the Company had not received payment of the note. On July 2, 2003, the Company filed a lawsuit against Gamet and its principal owners demanding repayment of the promissory note. As of August 5, 2003, the complaint had not been answered.

June 30, 2003	Page 13

LodgeNet Entertainment Corporation	Form 10-Q

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

Years

Buildings	30
Guest Pay systems:
System components	5 - 7
In-room equipment	2 - 5
Other equipment	3 - 10

June 30, 2003	Page 14

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2003 and 2002

Revenue Analysis. The Company’s total revenue for the second quarter of 2003 increased 6.3%, or $3.7 million, in comparison to the second quarter of 2002. The following table sets forth the components of revenue (in thousands) for the quarter ended June 30:

	2003		2002

		Percent		Percent
		of Total		of Total
Revenues:	Amount	Revenues	Amount	Revenues

Guest Pay	$60,950	97.7	$56,181	95.7
Other	1,454	2.3	2,520	4.3

	$62,404	100.0	$58,701	100.0

Guest Pay interactive revenue increased 8.5%, or $4.8 million, in the second quarter of 2003 in comparison to the same quarter of 2002. This increase was attributable to a 6.9% increase in the average number of installed Guest Pay interactive rooms, including an additional 139,000 digital services rooms deployed, compared to the second quarter of 2002. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ended June 30:

	2003	2002

Average monthly revenue per room:
Movie revenue	$17.73	$18.20
Other interactive service revenue	5.02	4.22

Total per Guest Pay room	$22.75	$22.42

Average monthly movie revenue per room decreased 2.6% versus the second quarter of 2002 due to a 230 basis point or 3.4% decrease in occupancy levels. Other Guest Pay interactive services increased 19.0%, driven by expanding revenue from TV Internet, TV on demand, digital music and music videos, cable television programming services, and other interactive TV services available with the digital system.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue decreased $1.1 million, or 42.3%, resulting from decreased equipment sales to international licensees due to the political and economic uncertainties in the international markets the Company serves.

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $34.5 million for the second quarter ended June 30, 2003, an increase of 2.2% over the second quarter of 2002.

	2003	2002

Gross profit:
Guest Pay	$33,648	$32,622
Other	825	1,124

	$34,473	$33,746

Gross profit margin:
Guest Pay	55.2%	58.1%
Other	56.7%	44.6%
Composite	55.2%	57.5%

June 30, 2003	Page 15

LodgeNet Entertainment Corporation	Form 10-Q

Gross profit on Guest Pay interactive services increased 3.1%, or $1.0 million on an 8.5% increase in related revenue. Guest Pay direct costs include primarily movie license fees, music license fees within major motion pictures, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel, which generally fluctuate directly with revenue. However, Internet connectivity fees are fixed costs independent of changes to revenue or occupancy. The addition of Internet connectivity costs to the Company’s direct cost base occurred with the transitioning of the TV Internet product from InnMedia to the Company in August of 2002. As a percentage of revenue, the decrease to gross profit margin from 58.1% to 55.2%, was due to Internet connectivity costs, programming costs, and hotel commissions. As noted above, the addition of Internet connectivity, fixed costs associated with the acquisition of the TV Internet product, was the primary contributor to the change in gross margin. These costs were not part of the direct cost base in 2002. The increase in programming costs were driven by a shift in the type of programming purchased by hotel guests. Hotel commissions increased as a result of the Company’s utilization of its “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel. The change in commissions paid had a negative affect of less than 1% on related margin.

Gross profit on other services decreased $299,000, or 26.6%, in the second quarter of 2003 from the prior year quarter and the gross profit margin increased from 44.6% to 56.7%. The resulting increased gross profit margin was attributable to the decrease in lower margin sales of equipment to international licensees.

As a percentage of revenue, the Company’s overall gross profit margin of 55.2% was lower than prior year quarter of 57.5%. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross margin for the quarter ended June 30:

	2003	2002	Change

Gross profit margin	55.2%	57.5%	-2.3%
Change drivers:
TV Internet			-1.3
Programming costs			-0.3
Hotel commissions			-0.7

			-2.3%

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2003		2002

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$7,803	12.5	$7,468	12.7
Selling, general and administrative	4,881	7.8	4,960	8.4
Depreciation and amortization	19,733	31.6	18,899	32.2

Total operating expenses	$32,417	51.9	$31,327	53.4

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. The increase in Guest Pay operations expenses of $335,000, or 4.5%, from the prior year quarter was due primarily to the 6.9% increase in the average number of installed Guest Pay interactive rooms, offset by greater economies of scale and improving operating efficiencies. On a per average installed room basis, Guest Pay operations expenses were $2.91 per month in the second quarter of 2003 as compared to $2.98 per month in the second quarter of 2002.

June 30, 2003	Page 16

LodgeNet Entertainment Corporation	Form 10-Q

Selling, general and administrative expenses decreased $79,000, or 1.6%, in the second quarter of 2003 compared to the year earlier quarter. This decrease was attributable to reductions in professional fees and a one-time $215,000 recovery of legal fees incurred in 2002 related to InnMedia litigation, partially offset by increases in research and development and payroll related expenses. As a percentage of revenue, such expenses decreased to 7.8% in the current quarter from 8.4% in the second quarter of 2002.

Depreciation and amortization expenses increased 4.4% to $19.7 million in the second quarter of 2003 from $18.9 million in the year earlier quarter. The increase was driven by the 6.9% increase in average rooms in operation, the amortization of intangibles and and the amortization of product distribution rights acquired in August 2002. As a percentage of revenue, depreciation and amortization expenses decreased to 31.6% in the current quarter from 32.2% in the second quarter of 2002.

Operating Income. As a result of the factors described above, the Company generated operating income of $2.1 million in the second quarter of 2003 compared to $2.4 million in the second quarter of 2002.

Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes, the Company incurred a $7.1 million loss on the write off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

Interest Expense. Interest expense increased $352,000, or 4.3%, to $8.6 million during the second quarter of 2003. Average principal amount of long-term debt outstanding during the quarter ended June 30, 2003 was approximately $358 million (at an average interest rate of approximately 9.6%) as compared to an average principal amount outstanding of approximately $335 million (at an average interest rate of approximately 9.9%) during the comparable period of 2002.

Other Income (Expense). During the second quarter of 2003, the Company recorded a gain of $413,000 from the refund of previously collected and remitted sales tax monies. The refund was the result of a settlement agreement reached with the state of Missouri.

Taxes. For the second quarter of 2003, the Company incurred franchise tax of $116,000 versus $170,000 during the second quarter of 2002.

Net Loss. For the reasons previously described, the Company’s net loss increased to $13.3 million in the second quarter of 2003 from a net loss of $5.7 million in the prior year quarter.

June 30, 2003	Page 17

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2003 and 2002

Revenue Analysis. The Company’s total revenue for the first six months of 2003 increased 7.3%, or $8.3 million, in comparison to the same period of 2002. The following table sets forth the components of revenue (in thousands) for the six months ended June 30:

	2003		2002

		Percent		Percent
		of Total		of Total
Revenue:	Amount	Revenue	Amount	Revenue

Guest Pay	$118,817	97.4	$108,818	95.7
Other	3,233	2.6	4,892	4.3

	$122,050	100.0	$113,710	100.0

Guest Pay interactive revenue increased 9.2% or $10.0 million, in the first half of 2003 in comparison to the same period of 2002. This increase was attributable to a 7.3% increase in the average number of installed Guest Pay interactive rooms and a 1.7% increase in average monthly revenue per room. The following table sets forth information in regard to average monthly Guest Pay interactive revenue per room for the six months ended June 30:

	2003	2002

Average monthly revenue per room:
Movie revenue	$17.42	$17.63
Other interactive service revenue	4.90	4.31

Total per Guest Pay room	$22.32	$21.94

Average movie revenue per room decreased 1.2% as a result of a 190 basis point decrease in occupancy levels versus the first half of 2002. Other interactive service revenue per room increased by 13.7% due to the expanding revenue from TV Internet, TV on demand, digital music and music videos, cable television programming services, and other interactive TV services available with the Company’s digital system.

Revenue from other sources includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other revenue decreased $1.7 million or 33.9% due to decreased equipment sales to international licensees.

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $67.5 million for the six months ended June 30, 2003, an increase of 1.8% over the first half of 2002 on a 7.3% increase in revenue (dollar amounts in thousands).

	2003	2002

Gross profit:
Guest Pay	$65,771	$64,085
Other	1,752	2,214
	$67,523	$66,299

Gross profit margin:
Guest Pay	55.4%	58.9%
Other	54.2%	45.3%
Composite	55.3%	58.3%

June 30, 2003	Page 18

LodgeNet Entertainment Corporation	Form 10-Q

Gross profit on Guest Pay interactive services increased 2.6% or $1.7 million, on a 9.2% increase in related revenue. Guest Pay direct costs include primarily movie license fees, music license fees within major motion pictures, license fees for other interactive services, Internet connectivity fees, and the commission retained by the hotel, which generally fluctuate directly with revenue. However, Internet connectivity fees are fixed costs independent of changes to revenue or occupancy. The addition of Internet connectivity costs to the Company’s direct cost base occurred with the transitioning of the TV Internet product from InnMedia to the Company in August of 2002. As a percentage of revenue, the decrease to gross profit margin from 58.9% to 55.4%, was due to Internet connectivity costs, programming costs, and hotel commissions. As noted above, the addition of Internet connectivity, fixed costs associated with the acquisition of the TV Internet product, was the primary contributor to the change in gross margin. These costs were not part of the direct cost base in 2002. The increase in programming costs were driven by a shift in the type of programming purchased by hotel guests. Hotel commissions increased as a result of the Company’s utilization of its “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel. The change in commissions paid had a negative affect of less than 1% on related margin.

Gross profit on other services decreased $462,000 or 20.9% in the first half of 2003 from the prior year six months and the gross profit margin increased from 45.3% to 54.2%. This increase was due to the decrease in lower margin sales of equipment to international licensees.

As a percentage of revenue, the Company’s overall gross profit margin decreased from 58.3% to 55.3%. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross margin for the six months ended June 30:

	2003	2002	Change

Gross profit margin	55.3%	58.3%	-3.0%
Change drivers:
TV Internet			-1.6
Programming costs			-0.6
Hotel commissions			-0.8

			-3.0%

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2003		2002

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$15,426	12.7	$14,460	12.7
Selling, general and administrative	10,296	8.4	10,720	9.4
Depreciation and amortization	39,710	32.5	37,292	32.8

Total operating expenses	$65,432	53.6	$62,472	54.9

Guest Pay operations expenses consist of costs directly related to the operation of systems at hotel sites. Guest Pay operations expenses of $15.4 million were $966,000 or 6.7% higher than prior year six months of $14.5 million, due primarily to a 7.3% increase in the average number of installed Guest Pay interactive rooms. Per average installed room, Guest Pay operations expenses of $2.90 per month in the first half of 2003 were comparable to the $2.92 per month in the prior year period.

June 30, 2003	Page 19

LodgeNet Entertainment Corporation	Form 10-Q

Selling, general and administrative expenses of $10.3 million were $424,000 or 4.0% below the prior year six months of $10.7 million. This decrease was due to reductions in the levels of bad debt and professional fees incurred in the prior year related to InnMedia and a one-time $215,000 recovery of legal fees incurred in 2002 related to InnMedia litigation, partially offset by increases in payroll-related, insurance, telecom, and research and development expenses. As a percentage of revenue, such expenses decreased to 8.4% in the second half of 2003 from 9.4% in the prior year period.

Depreciation and amortization expenses increased $2.4 million or 6.5% to $39.7 million in the first half of 2003 from $37.3 million in the year earlier six months. This increase was due to the 7.3% increase in the average number of rooms in operation driven by the installation of the digital platform. As of June 30, 2003, the interactive digital system had been installed in more than 323,000 rooms as compared to 184,000 rooms at June 30, 2002. Additionally, the increase was due to amortization of intangibles and distribution rights acquired in August 2002. As a percentage of revenue, depreciation and amortization expenses decreased to 32.5% in the first half of 2003 from 32.8% in the first half of 2002.

Operating Income. For the reasons previously described, the Company generated operating income of $2.1 million in the first six months of 2003 compared to $3.8 million in the same period of 2002.

Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes, the Company incurred a $7.1 million loss on the write off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

Interest Expense. Interest expense increased $615,000 or 3.7%, to $17.0 million during the first half of 2003 due to increases in long-term debt to fund the Company’s continuing expansion of its digital platform and other business activities. Average principal amount of long-term debt outstanding during the six months ended June 30, 2003 was approximately $356 million at an average interest rate of approximately 9.6% as compared to an average principal amount outstanding of approximately $332 million at an average interest rate of approximately 9.9% during the comparable period of 2002.

Other Income (Expense). During the second quarter of 2003, the Company recorded a gain of $413,000 from the refund of previously collected and remitted sales tax monies. The refund was the result of a settlement agreement reached with the state of Missouri.

Taxes. For the first half of 2003, the Company incurred franchise tax of $245,000 versus $294,000 during the first half of 2002.

Net Loss. For the reasons previously described, the Company’s net loss increased to $21.7 million in the first half of 2003 from a net loss of $12.4 million in the prior year six months.

June 30, 2003	Page 20

LodgeNet Entertainment Corporation	Form 10-Q

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies at the beginning of the first interim period after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have ownership in any variable interest entities and will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, will not have an effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatory redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The provisions of this statement will not have an impact on the Company’s consolidated financial position or results of operations.

June 30, 2003	Page 21

LodgeNet Entertainment Corporation	Form 10-Q

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. In 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding for the balance of the growth capital expenditures was provided by the Company’s bank facility. For the first half 2003, cash flow from operations was sufficient to cover all long-term debt service as well as a significant portion of its capital investments. The balance of its capital investment, approximately $3.0 million, was funded by the Company’s bank facility. Capital expenditures for the first six months of 2003 were $28.1 million as compared to $37.3 million for the same period of 2002. Net cash provided by operating activities was $25.8 million as compared to $18.6 million in the same period of 2002. The change in working capital during the six months ended 2003 was a source of cash of $5.3 million driven by the company’s efforts to accelerate billings to its customers as well as taking advantage of the most beneficial payment terms with its suppliers of goods and services versus a use of cash of $5.5 million during the comparable period of 2002. As of June 30, 2003, working capital was negative $6.4 million as compared to negative $5.2 million at December 31, 2002.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $58 to $61 million in 2003. Based on that range, the Company would be able to install 70,000 to 75,000 new rooms and 45,000 to 55,000 major upgrade rooms. As of June 30, 2003, the Company was in compliance with all covenants related to its bank debt and its Senior Notes. The Company is not aware of any events that qualify under the material adverse effect clause of the current credit facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of June 30, 2003 was $368.4 million versus $353.8 million as of December 31, 2002.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

The Company believes that its operating cash flows and borrowing available under the revolving credit facility will be sufficient for the foreseeable future to fund the Company’s future growth, financing obligations, and its negative working capital. However, if current economic conditions persist for an extended period of time resulting in lower than anticipated operating cash flows, the Company anticipates that it could cover any short fall through any combination of additional borrowings available under its current revolving credit facility, a reduction in capital spending and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

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

In May 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) providing for the offering from time to time of debt securities, common stock or preferred stock with aggregate proceeds of up to $225 million. The Company may use the proceeds from possible sale of securities for general corporate purposes, which include additions to working capital, repayment or redemption of existing indebtedness, financing of capital expenditures, research and development of new technologies, future acquisitions and strategic investment opportunities. The timing and amount of any offering under the registration statement will depend on the market and general business conditions. The registration statement was declared effective by the SEC on June 18, 2002. The Company utilized the shelf registration in June 2003 to issue the $200 million 9.50% senior subordinated notes.

June 30, 2003	Page 22

LodgeNet Entertainment Corporation	Form 10-Q

In June 2003, the Company received consent to offer the 9.50% senior subordinated notes described below, and amended its existing bank credit facility. The amendment modified the covenants for maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The allowable maximum consolidated total leverage ratio increased from 4.5 to 5.0 until the end of the fourth quarter 2003 at which time, the ratio steps down to 4.75 times for the first two quarters of 2004 and to 4.5 times for the last two quarters of 2004. The minimum consolidated interest coverage ratio change from 2.25 to 2.50 was deferred from the third quarter 2004 until the first quarter 2005. The Company had previously amended its bank credit facility in August 2002. As of June 30, 2003, the Company’s leverage and interest coverage ratios were 4.54 and 2.46, respectively. Upon refinancing of the 10.25% Notes, the Company, at its sole discretion and without the payment of any additional costs, expenses or fees, extended the maturity dates of the term loan and the revolver loan from June 2006 to August 2008 and August 2007, respectively. In addition, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

On June 18, 2003, the Company issued $200 million, principal amount, of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.5% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35 million of the proceeds were used to pay all outstanding amounts under the Company’s revolving credit facility. The remaining proceeds of approximately $2.7 million were placed in cash for use in funding general corporate purposes.

The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments, commencing December 15, 2003, and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2003, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

The 9.50% Notes are redeemable at the option of the Company, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, the Company may redeem up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.

10.25% Senior Notes — In December 1996, the Company issued $150 million of unsecured 10.25% senior notes (the “10.25% Notes”), due December 15, 2006. The 10.25% Notes were unsecured, ranked pari passu in right of payment with future unsubordinated unsecured indebtedness and ranked senior in right of payment to all subordinated indebtedness of the Company. The 10.25% Notes required semi-annual interest payments and contained certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. On June 20, 2003, the Company redeemed approximately 79% of its outstanding 10.25% Notes at 102.688% of their principal amount with the balance of the outstanding 10.25% Notes redeemed on July 1, 2003 at 102.563% of their principal amount as part of its refinancing in which the 9.50% Notes were issued. As of June 30, 2003, approximately $32.0 million of the notes had not been redeemed and were presented as a current liability with offsetting restricted cash on the consolidated balance sheet.

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

June 30, 2003	Page 23

LodgeNet Entertainment Corporation	Form 10-Q

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

Obligations and Commitments as of June 30, 2003 (dollar amounts in thousands):

		Payments due by period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Contractual obligations:
Long-term debt(s)	$368,351	$8,647	$16,547	$3,282	$339,875
Interest on senior notes	193,105	20,725	39,380	38,000	95,000
Other long-term obligations	10,292	2,749	3,400	4,082	61

Total contractual obligations	$571,748	$32,121	$59,327	$45,364	$434,936

		Amount of commitment expiration per period

		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years

Other commercial commitments:
Standby letters of credit	$500	$500	$—	$—	$—

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

The overall travel industry has been adversely affected by the weaker general economic climate and the threat of terrorist attacks and the Iraqi situation. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. For the first half of 2003, occupancy rates were 190 basis points lower than experienced in the first half of 2002. For full year 2003, occupancy rates are forecasted by lodging industry sources to be flat or slightly lower than 2002. If hotel occupancy rates were to decline below forecasted levels, the Company’s revenues would be adversely affected.

To help mitigate the impact of occupancy levels on operating income, the Company continues to firmly control operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment. In addition, the Company’s room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. In addition, less than 5% of the room base is concentrated in the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company has mitigated reliance on any one geographic sector.

June 30, 2003	Page 24

LodgeNet Entertainment Corporation	Form 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At June 30, 2003, the Company had debt totaling $368 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements the Company had fixed rate debt of $321 million and variable rate debt of $47 million at June 30, 2003. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $30 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately $474,000 assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During the first half of 2003, the Company’s consolidated balance sheet increased $2.1 million due to foreign currency fluctuations.

Item 4 — Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

June 30, 2003	Page 25

LodgeNet Entertainment Corporation	Form 10-Q

Part II — Other Information

Item 1 — Legal Proceedings

          The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company’s financial condition or results of operations.

Item 2 — Changes in Securities and Use of Proceeds

          Not applicable.

Item 3 — Defaults Upon Senior Securities

          Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

a.	The Annual Meeting of Stockholders of the Company (“Meeting”) was held on May 14, 2003, for the following purposes:

1.	Election of two directors to each serve three-year terms expiring in 2006;

2.	Ratification and approval of the Company’s 2003 Stock Option and Incentive Plan; and

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

b.	The directors who were elected at the Meeting were as follows:

R. Douglas Bradbury

Richard R. Hylland

c.	The results of voting at the Meeting were as follows:

Election of Directors -

	For	Against	Withheld	Abstentions

R. Douglas Bradbury	11,047,102	—	991,106	—
Richard R. Hylland	10,906,178	—	1,132,030	—

2003 Stock Option and Incentive Plan -

For	Against	Withheld	Abstentions

5,623,304	4,594,954	13,138	1,806,812

Ratification of Independent Accountants -

For	Against	Withheld	Abstentions

11,932,024	105,272	912	—

June 30, 2003	Page 26

LodgeNet Entertainment Corporation	Form 10-Q

Item 5 — Other Information

          Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the SEC on May 15, 2003, and furnished under Item 9 a copy of a Power Point presentation delivered by Registrant’s Chief Executive Officer and President at the Registrant’s annual meeting of its shareholders held May 14, 2003.

The Company filed a Current Report on Form 8-K with the SEC on June 5, 2003, including under Item 5 copies of two press releases each dated June 3, 2003, announcing a proposed public offering of up to $185 million of senior subordinated notes and announcing an offer to purchase and related consent solicitation relating to its 10 1/4% Senior Notes due 2006.

The Company filed a Current Report on Form 8-K with the SEC on June 17, 2003, including under Item 5 a copy of the Underwriting Agreement dated June 13, 2003 relating to the public offering of 9.50% Senior Subordinated Notes due 2013, and a copy of a Power Point slide presentation presented by the Company at the Janco Partners Media & Telecommunications Conference on March 12, 2003.

The Company filed a Current Report on Form 8-K with the SEC on June 19, 2003, to file as an exhibit under Item 5 a copy of a press release dated June 18, 2003, relating to the closing of a public offering of $200 million of the Company’s 9.50% Senior Subordinated Notes due 2013, a copy of an Indenture dated June 18, 2003 between the Company and HSBC Bank USA, as trustee, and a copy of the First Supplemental Indenture dated June 18, 2003 between the Company and HSBC Bank USA, as trustee, relating to 9.50% Senior Subordinated Notes due 2013.

The Company filed a Current Report on Form 8-K with the SEC on July 17, 2003, and furnished under Item 9 a copy of a Power Point presentation posted on the Company’s website in advance of an earnings telephone conference held July 16, 2003.

June 30, 2003	Page 27

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: August 5, 2003	/s/ Scott C. Petersen Scott C. Petersen President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2003	/s/ Gary H. Ritondaro Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

June 30, 2003	Page 28