Form 10-K
period 2003-12-31
LODGENET ENTERTAINMENT CORP
filed 2004-03-12
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-22334

LodgeNet Entertainment Corporation

(Exact name of Registrant as specified in its charter)

Delaware	46-0371161

(State of Incorporation)	(IRS Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota 57107

(Address of Principal Executive Offices)  (Zip Code)

(605) 988 - 1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $92,117,250.

The number of shares of common stock of the Registrant outstanding as of March 2, 2004, was 13,074,726 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2003, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 68 pages, excluding exhibits. The exhibit index appears on page 37.

Item 1 - Business
Overview
Markets and Customers
Services and Products
Operations
Competition
Business Strategy
Regulation
Employees
Web Site Access to SEC Filings
Item 2 - Properties
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters
Dividends
Stockholder Rights Plan
Item 6 - Selected Financial Data
Special Note Regarding Forward-Looking Statements
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Seasonality
Business Risks
Results of Operations - Years Ended December 31, 2003 and 2002
Results of Operations — Years Ended December 31, 2002 and 2001
Critical Accounting Policies
Recent Accounting Developments
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A - Controls and Procedures
Item 10 - Directors and Executive Officers of the Registrant
Item 11 - Executive Compensation
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 - Certain Relationships and Related Transactions
Item 14 - Principal Accountant Fees and Services
Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Accountants on Schedule
Schedule II — Valuation and Qualifying Accounts
2003 Stock Option Agreement-Non-Employee Directors
2003 Stock Option Agreement-Key Employees
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
Amendments of Confidential License Agreement
Statement of Computation of Ratios
Subsidiaries of the Company
Consent of Independent Public Accountants
Rule 13a-14(a)/15d-14(a) Certifications
Section 1350 Certifications

Item 1 - Business	1
Overview	1
Markets and Customers	3
Services and Products	3
Operations	4
Competition	7
Business Strategy	8
Regulation	9
Employees	10
Web Site Access to SEC Filings	10
Item 2 - Properties	10
Item 3 - Legal Proceedings	10
Item 4 - Submission of Matters to a Vote of Security Holders	11
Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters	11
Dividends	11
Stockholder Rights Plan	11
Item 6 - Selected Financial Data	13
Special Note Regarding Forward-Looking Statements	15
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Executive Overview	15
Liquidity and Capital Resources	19
Seasonality	22
Business Risks	22
Results of Operations – Years Ended December 31, 2003 and 2002	25
Results of Operations – Years Ended December 31, 2002 and 2001	29
Critical Accounting Policies	32
Recent Accounting Developments	33
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	34
Item 8 - Financial Statements and Supplementary Data	35
Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A - Controls and Procedures	35
Item 10 - Directors and Executive Officers of the Registrant	35
Item 11 - Executive Compensation	35
Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	36
Item 13 - Certain Relationships and Related Transactions	36
Item 14 - Principal Accountant Fees and Services	36

LodgeNet Entertainment Corporation	i	Form 10-K 2003

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K	36

     As used herein (unless the context otherwise requires) “LodgeNet”, the “Company” and/or the “Registrant” mean LodgeNet Entertainment Corporation and its consolidated subsidiaries.

     “LodgeNet “, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “Hotel SportsNET”, and “TechConnection” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

LodgeNet Entertainment Corporation	ii	Form 10-K 2003

PART I

Item 1 - Business

Overview

     LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada, as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services, which are designed to make their stay more enjoyable, productive and convenient. As of December 31, 2003, the Company provided television services to approximately 5,800 hotel properties serving nearly one million rooms.

     The Company’s services are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, video games, music and music videos, Internet on television (which does not require a laptop) and television on-demand programming (all such products are referred to by the Company as Guest Pay interactive services). Service packages may also include satellite-delivered basic and premium television programming, and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge (referred to by the Company as free-to-guest services). In addition, the Company provides high-speed laptop Internet access services that hotels can also provide to their guests. The Company provides its services to various corporate-managed hotel chains such as Baymont Inns & Suites, Delta Hotels, Doubletree, Embassy Suites, Grand Casinos, Hampton Inn, Harrah’s, Hilton, Homewood Suites, LaQuinta, Omni Hotels, Outrigger, Red Roof Inn, Ritz Carlton, Sheraton and Wingate Inn, plus major REITs and management companies such as Felcor, Flagstone, Interstate, Kimpton, Prime, WestCoast Hospitality, as well as many independent properties using the Fairmont, Holiday Inn, Inter-Continental, Marriott, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names.

     As shown in the table below, the Company has experienced substantial revenue growth over the past five years, primarily as the result of the rapid expansion of the number of rooms installed with the Company’s interactive services.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Selected Operations Data:
Total Guest Pay interactive rooms (1)	924,643	876,348	812,149	725,075	661,691
Total Digital Rooms (1) (2)	385,426	265,097	115,378	—	—
Total rooms served (1) (3)	994,127	952,673	890,546	806,112	761,509

Total revenues	$250,149	$234,990	$216,895	$196,817	$181,272
Operating income (loss)	$6,500	$5,975	$9,120	$2,294	$(678)
Depreciation and amortization	$78,459	$75,918	$66,008	$65,470	$60,778
Operating income before depreciation and amortization (4)	$84,959	$81,893	$75,128	$67,764	$60,100
Interest expense	$(34,239)	$(33,037)	$(30,306)	$(27,809)	$(27,210)
Net loss	$(35,052)	$(29,126)	$(26,408)	$(39,014)	$(36,428)

Cash provided by operating activities	$48,563	$43,769	$46,477	$41,180	$40,782
Cash used for investing activities	(53,618)	(70,708)	(77,995)	(50,248)	(55,445)

Cash provided by external financing	$(5,055)	$(26,939)	$(31,518)	$(9,068)	$(14,663)

(1)	End of year statistics.

(2)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to the Company’s systems within respective hotels. Digital rooms are included

LodgeNet Entertainment Corporation	1	Form 10-K 2003

with the total Guest Pay interactive rooms and represent 42% of the Guest Pay interactive rooms served as of December 31, 2003.

(3)	Total rooms served include those rooms receiving one or more of the Company’s services, including rooms served by international licensees.

(4)	Operating income before depreciation and amortization is calculated by adding depreciation and amortization to operating income. Operating income before depreciation and amortization is not intended to represent an alternative to operating income and is not representative of funds available for discretionary use due to the Company’s financing obligations. Management utilizes operating income before depreciation and amortization to provide a stable and consistent comparison of operating performance exclusive of historical costs of capital related to depreciation and amortization. The Company believes that depreciation and amortization are fixed or “sunk” costs, which do not provide a stable measure for variable or controllable operating performance.

     The Company provides its services directly to hotel customers and their guests throughout the United States and Canada, and through licensing arrangements with companies in other select countries. Typically, the Company’s contracts with hotels, resorts and casinos are exclusive and have initial, non-cancelable terms of five to seven years. As of December 31, 2003, the Company’s average remaining contract term was approximately 41 months. The exclusive nature of these contracts allows the Company to estimate (based on certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

     The Company designs, develops, owns and operates the interactive television systems installed at each property. The interactive system connects each individual hotel room to a server, referred to as the “headend,” located in the hotel. Because of the flexible and modular design of the system architecture, the Company can typically upgrade its software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.

     The Company also provides high-speed Internet access through the sale and installation of equipment to subscribing hotels. The Company also receives monthly service fees from such hotels for technical maintenance and call center support services following the initial installation.

     In 2001, the Company introduced a digital-based system that enhances and expands the delivery of content and services through its interactive television system, providing travelers with enhanced levels of choice, convenience and control in the guest room. As of December 31, 2003, the Company had installed its digital system in over 385,000 rooms, or 42% of its installed Guest Pay interactive base. In addition to the on-demand movies, video games, and other services provided by the Company’s installed tape-based systems, the digital system offers (i) increased variety and availability of on-demand movies; (ii) television on-demand programming; (iii) digital music and music videos; (iv) Internet on television; (v) access to Internet-sourced content; (vi) on-screen controls that allow the guest more viewing control and flexibility; (vii) improved guest marketing and merchandising capabilities; and (viii) a system architecture that receives video and music content via a satellite distribution network, resulting in operating cost reductions for the Company. The Company plans to continue to install its interactive digital system in all newly installed hotel properties and in selected existing sites as current service contracts are successfully renewed and extended.

     The Company remains focused on executing its long-term business strategy, which is based on five key elements:

1.	Continued expansion of the Company’s interactive digital room base.

2.	Increased revenue per room by continued expansion of product offerings to hotels and their guests.

3.	Continued increases in operating margins through effective cost controls.

4.	Continued integration of cost-effective system technologies.

5.	Continued reduction of the Company’s reliance on external financing.

LodgeNet Entertainment Corporation	2	Form 10-K 2003

     The Company is a Delaware corporation with its principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107. The Company’s telephone number is (605) 988-1000.

Markets and Customers

     Domestic Market. The Company’s primary market for its services is predominantly the mid-size and large hotel segments within the United States and Canada. Based on industry sources, the Company estimates that these segments account for approximately 72%, or 3.5 million, of the lodging industry’s estimated 4.8 million rooms. Additionally, whereas the Company served nearly one million rooms as of December 31, 2003, the Company believes that growth opportunities remain available through (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers when their contracts expire.

     Diversified Customer Base. The Company believes that its interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2003, no single state or province accounted for more than 10% of the hotel properties served by the Company. In segmenting the Company’s hotel base according to six demographic classifications set by industry sources, no segment of the Company’s served hotels represented more than 30% of its interactive base. The Company provides its services to various corporate-managed hotel chains such as Baymont Inns & Suites, Delta Hotels, Doubletree, Embassy Suites, Grand Casinos, Hampton Inn, Harrah’s, Hilton, Homewood Suites, LaQuinta, Omni Hotels, Outrigger, Red Roof Inn, Ritz Carlton, Sheraton and Wingate Inn, plus major REITs and management companies such as Felcor, Flagstone, Interstate, Kimpton, Prime, WestCoast Hospitality, as well as many independent properties using the Fairmont, Holiday Inn, Inter-Continental, Marriott, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. In 2000, the Company signed a contract with Hilton Hotels Corporation (Hilton) to install, on an exclusive basis, its interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. During 2003, hotels covered by the master services agreement with Hilton represented approximately 12.5% of the Company’s consolidated revenue.

     International Market. The Company also provides services in select international countries—primarily countries located in Central and South America—through licensing arrangements with companies in these areas. Under the arrangements, the Company does not provide any capital investment. Instead, the Company sells equipment and licenses its interactive television system and technologies to the licensee and receives a royalty based on gross revenue. Financial information related to the Company’s international operations is included within the Company’s consolidated financial statements.

Services and Products

     Guest Pay Interactive Services. The Company’s primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of the Company’s system architecture enables the Company to provide interactive features, such as on-demand movies, video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming. Guest Pay interactive revenue packages may also include satellite-delivered basic and premium television programming, which is paid for by the hotel and provided to guests free of charge. Programming is delivered through a long-term agreement with DIRECTV via satellite and distributed to guest rooms over the internal hotel network. Premium channels, such as HBO, Showtime and The Disney Channel broadcast major motion pictures and specialty programming, while non-premium channels, such as CNN, ESPN and TBS, broadcast news, sports and informational programs. The Company also sells system equipment and provides contracted services such as high-speed Internet equipment maintenance and customer support to hotels.

     In 2001, the Company began wide-scale deployment of a digital-based system. In addition to the services already offered on its tape-based systems, the digital system allows guests to choose from an expanded menu of video as well as other forms of programming, including digital music services and access to Internet content through the television. Rooms having the Company’s digital system generated an average of 39% more revenue during 2003 than its traditional tape-based systems. Additionally, the interactive digital systems are equipped so that content such as on-demand movies and music content are updated and delivered via satellite to the Company’s system within each hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the content,

LodgeNet Entertainment Corporation	3	Form 10-K 2003

but also ensures that all of the Company’s digital hotels can offer the content as of the first date available for exhibition. In 2003, the Company introduced its next generation digital system — SigNETure TVSM. This system allows each hotel, working with the Company’s designers, to customize the “look and feel” of the system’s user interface to reflect the hotel’s brand standards and to utilize the guest room televisions for its internal or brand marketing campaigns. As of December 31, 2003, the Company had over 385,000 digital interactive television rooms.

     The revenues generated from Guest Pay interactive services are dependent upon a number of factors, including: (i) the number of rooms equipped with the Company’s interactive television system; (ii) the range of interactive television and broadband services offered at each hotel; (iii) the popularity of content offered; (iv) the price of the service purchased by the hotel guest; and (v) the occupancy rate at the property. The Company’s ability to increase the number of rooms served is dependent on a number of factors, including the desirability of the Company’s technology, new hotel construction, and the Company’s ability to market its services to hotels upon expiration of competitors’ contracts with those hotels. The range of services offered is greater in those rooms equipped with a digital system versus those with a tape-based system and, therefore, digital equipped rooms generally generate greater revenue. Revenues vary with the number and popularity of the major motion pictures available and the guests’ other entertainment alternatives. The price charged for each programming option is established by the Company and is set according to the guest mix profile at each property and overall economic conditions. Movie prices are set by the Company on a title-by-title basis and may be higher in some locations and for more popular titles. Occupancy rates vary by property, based on the property’s competitive position within its marketplace, over time based on seasonal factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

     Other Services. The Company also provides satellite-delivered basic and premium television programming at properties not receiving Guest Pay interactive services for which the hotel, rather than its guests, pays the charges. The Company competes with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel of the services provided.

     The Company also sells system equipment and provides contracted services such as high-speed Internet equipment maintenance and customer support to hotels. The Company believes that these services complement its goal of being a full-service provider of in-room entertainment and information services to the lodging industry.

Operations

     Contracts. The Company provides its Guest Pay interactive television services under contracts with lodging properties that generally run for a term of five to seven years. Over the five-year period ended December 31, 2003, the average initial term of new contracts was six and a half years. The Company’s contracts typically provide that the Company will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit the Company to set prices for Guest Pay interactive services, and allow the Company to terminate the contract and remove its systems if the results of operations of the Company’s system installed at the hotel do not meet the Company’s return on investment criteria. These contracts also typically grant the Company a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, the Company installs its interactive television system in the hotel free of charge and retains ownership of all equipment utilized in providing its services. The terms contained in the contracts with corporate-managed hotels generally are negotiated by that hotel’s corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges, coincident with the collection of room and other charges made by the hotel guest, and the hotel remits monthly to the Company. The hotel retains a commission from such charges, which varies depending on the size and profitability of the system and other factors. The Company generally seeks to extend and renew hotel contracts in advance of their expiration on substantially similar terms. The average remaining life of the Company’s current Guest Pay interactive contracts is approximately 41 months. Approximately 16% of current Guest Pay contracts are coming up for renewal prior to 2005.

     Programming. The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The

LodgeNet Entertainment Corporation	4	Form 10-K 2003

royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, the Company typically obtains rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. For its television on-demand programming, the Company obtains rights to release television on-demand content for which the Company pays a predetermined percentage of gross revenue or a one-time fixed fee. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. The Company also obtains non-exclusive rights to digital music content through an agreement with a third party vendor, whereby the Company pays a predetermined percentage of the gross revenue from the music service. The Company obtains its selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, the Company pays a monthly fee based on revenue generated from Nintendo video game services. The Company monitors guests’ entertainment selections and adjusts its programming and pricing of the programming to respond to viewing patterns.

     The Company obtains most of its basic and premium television programming pursuant to a seven-year agreement entered into with DIRECTV in January 2000. The Company also has direct agreements with certain other select programming providers. The Company pays its programming providers a fixed, monthly fee for each room or subscriber receiving the service.

     Management believes that relations with the programming suppliers are good and expects to renew these contracts as necessary on competitive terms.

     Technology, Product Development and Patents. The Company designs and develops its own interactive television systems. Because such systems utilize an open architecture system incorporating industry standard interfaces, the Company can upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. The Company’s interactive television system incorporates the Company’s scaleable broadband system architecture with commercially manufactured, readily available electronic and computer components and hardware.

     The Company’s system architecture utilizes the Company’s proprietary, two-way digital communications design to process and respond rapidly to input commands from the viewer. This capability enables the Company to provide sophisticated interactive television services such as on-demand movies, network-based video games, music services, Internet on television, and a variety of other interactive services such as review of room charges and video checkout, guest surveying, and other guest services.

     The Company’s interactive television systems consist of equipment located within the guest room and a headend (associated equipment required for the reception, storage, amplification and modulation of signals) located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held television remote control and a video game controller. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s internal network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using the Company’s proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill. Those rooms equipped for high-speed laptop Internet capabilities have a desktop device, which allows for the guest to link to a high-speed Internet connection using a laptop computer.

     It is the Company’s policy to apply for patents on those product designs which management believes may be of significance to the Company. The Company currently holds 11 United States patents, and has other applications for patents pending, which pertain to various other aspects of the Company’s interactive systems. The Company also licenses industry-related technology from third parties.

     The Company uses a number of registered and unregistered trademarks for its products and services. The Company has applications for registration pending for certain unregistered trademarks, and those trademarks for which

LodgeNet Entertainment Corporation	5	Form 10-K 2003

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

     Sales and Marketing. The Company focuses its sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing the Company’s Guest Pay interactive services to hotel guests. The Company’s sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. The Company markets its services and products to hotels by advertising in industry trade publications, attending industry trade shows, direct marketing and telemarketing. The Company’s sales activities are coordinated from its headquarters.

     The Company markets its services to hotel guests by means of an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. The system also generates a “Welcome Channel” which appears on-screen when the television is turned on and describes the programming and interactive services available through the Company’s system.

     Installation Operations. The Company’s installation personnel prepare engineering surveys for each hotel, install the Company’s systems, train the hotel staff to operate the systems and perform quality control tests. Due to the Company’s geographically diversified customer base, the Company has determined that it is usually more cost effective to utilize subcontracted installation teams. In 2003, subcontractors completed approximately 87% of the Company’s new and conversion of tape-to-digital installations.

     Service Operations. The Company believes that high quality and consistent systems support and maintenance are essential to competitive success in its industry. The Company emphasizes the use of Company-employed service personnel operating from 27 locations throughout the United States and Canada, but also uses Company-trained subcontractors in areas where there is not a sufficient concentration of Company-served hotels to warrant a Company-employed service representative. Currently, the Company-employed service organization has responsibility for approximately 90% of the Guest Pay interactive hotel rooms served by the Company. Service personnel are responsible for all preventive and corrective systems maintenance.

     The Company maintains a toll-free customer support hot line, TechConnectionSM, which is staffed 24 hours a day, 365 days a year by Company-employed and trained support technicians. The on-line diagnostic capability of the Company’s systems enables the Company to identify and resolve a majority of reported system service issues from the Company’s service control center without visiting the hotel property. When a service visit is required, the modular design of the Company’s systems permits service personnel to replace only those components that are defective at the hotel site.

     Component Suppliers. The Company contracts directly with various electronics firms for the manufacture and assembly of certain of its systems hardware, the design of which is controlled by the Company. The Company has found these suppliers to be dependable and generally able to meet delivery schedules on time. The Company believes that, in the event of a termination of any of its sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within the Company’s products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If the Company were to experience a shortage of any given electronic part, the Company believes that alternative parts could be obtained or system design changes implemented. In such event, the Company could experience a temporary reduction in the rate of new installations or tape-to-digital conversions and/or an increase in the cost of such installations. All other components of the Company’s systems are standard commercial products, such as computers, hard drives, modulators and amplifiers that are available from multiple sources. The Company believes its anticipated growth can be accommodated through existing suppliers.

LodgeNet Entertainment Corporation	6	Form 10-K 2003

Competition

     Based on the number of hotels and rooms served, the Company is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos, serving over 5,800 hotels and nearly one million rooms. Competition in this industry is very active and includes virtually all aspects of the entertainment industry. Market participants include, but are not limited to (i) other interactive television service providers (such as On Command Corporation, Hospitality Networks, SeaChange, InRoomVideo, Verizon, Sprint, NexTV, General Dynamics, SVI and other international providers, such as Quadriga); (ii) cable television companies (such as Comcast, Cox Cable, Time Warner and Charter Communications); (iii) direct broadcast satellite companies (such as DIRECTV and EchoStar Communications); (iv) television networks and programmers (such as ABC, NBC, CBS, FOX, HBO, and Showtime); (v) Internet service providers and high-speed portals (such as STSN, Wayport, Guestek, Time Warner, and Yahoo); (vi) companies offering web sites that provide on-demand movies; (vii) rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms and on other portable viewing devices; and (viii) hotels that offer in-room laptops with Internet access or other types of Internet access systems. Lodging industry guests also obtain entertainment and information from print media (such as newspapers, magazines, and books), concerts, sporting events, and movie theatres. Given the dynamism of communications technology, the Company expects to continue to confront new sources of competition.

     A number of potential competitors could use their existing infrastructure to provide in-room entertainment services to the lodging industry, including some of the aforementioned franchised and wireless cable operators, telecommunications companies, Internet service and digital broadcast service providers. Some of these potential competitors are already providing Guest Pay, free-to-guest or Internet-related services to the lodging industry. Some of these companies have substantially greater financial and other resources than the Company, and it is possible that such competitors may develop a technology that is more cost effective than the Company’s. To respond to competition, the Company will need to continue to enhance its interactive systems, expand its operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

     Competition with respect to hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are: (i) the features and benefits of the service offering and Internet systems; (ii) the quality of the vendor’s technical support and maintenance services; (iii) the financial terms and conditions of the proposed contract (including commissions to the hotel); and (iv) the ability to complete system installation in a timely and efficient manner. In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.

     The Company believes that its competitive advantages include: (i) its interactive television system and broadband architecture that enables the Company to deliver a broad range of interactive features and services such as on-demand movies, television on-demand programming, network-based video games, music services, Internet on television, and high-speed Internet access; (ii) the flexible design of the Company’s system which typically enables it to add enhancements or integrate new technologies and services as they become commercially available and they are economically viable; (iii) high quality customer support and field service operations; and (iv) an experienced management team and sales organization. The Company believes that its past success in securing contracts reflects the strong competitive position of the Company’s products and services.

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

LodgeNet Entertainment Corporation	7	Form 10-K 2003

customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.

     Competitive pressures in the guest pay, free-to-guest and high-speed Internet access segments could result in reduced market share for the Company, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect the Company’s financial condition and operating results.

Business Strategy

     Continued expansion of the Company’s interactive digital room base. Within the Company’s target market of hotels with 75 or more rooms (which is estimated, based on industry resources, to contain 3.5 million hotel rooms), the Company believes opportunity exists for continued, selective growth in its Guest Pay interactive room base. The growth opportunities remain available through (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers when their contracts expire. Historically, the Company has experienced significant success in capturing such rooms. Over the last three years, approximately 34% of the Company’s growth has come from rooms previously under contract with other providers. Conversely, the Company has lost an average of approximately 2% of its installed base per year. Of those hotels that the Company did not renew, the majority was at the discretion of the Company, as the expected return on required renewal upgrade capital did not meet the Company’s return on investment criteria. The Company believes that the cost-effective and flexible design of its scaleable interactive digital system which offers enhanced revenue opportunities, combined with its expertise in installation, programming, technical support and customer service, will allow the Company to continue to expand and retain its interactive room base pursuant to long-term contracts. Internationally, the Company intends to continue to expand into selected countries in Asia, Latin America, South America and other regions through licensing agreements with entities in those areas.

     Increased revenue per room by continued expansion of product offerings to hotels and their guests. The Company plans to increase the revenue it realizes from each Guest Pay interactive room by expanding and enhancing the scope of its interactive television programming and broadband services. The Company intends to continue installing its interactive digital system in properties new to the Company and in selected existing properties currently served by the Company in exchange for long-term contract extensions of its services. The Company’s interactive digital system, which is currently installed in 42% of the Company’s Guest Pay interactive room base, generated 39% more revenue during 2003 than the traditional tape-based rooms due in part to the increased variety and availability of movie content, television on-demand programming, digital music services, Internet on television, improved marketing and merchandising capabilities, and on-screen controls that allow the guest more viewing control and flexibility. The Company also intends to expand the number of hotels at which it provides high-speed Internet access services, for which it receives maintenance and customer support services fees.

     Continued increases in operating margins through effective cost controls. Complementing the Company’s room and revenue growth objectives is its ongoing goal of increasing operating margins by reducing direct and overhead expenses, as measured on a percentage of revenue and on a per-installed basis. Further, the Company’s digital system continues to lower operating costs by distributing movies, television on-demand programming, and music content via satellite, eliminating videotape and shipping costs as well as a technician’s visit to the hotel to load the content. The on-line diagnostic capabilities of the Company’s systems also enable the Company to identify and resolve a majority of reported system service issues from the Company’s service control center without visiting the hotel property. The Company believes that further efficiencies will be achieved as it continues to expand the number of installed rooms and the scope of its interactive television and interactive product offerings.

     Continued integration of cost-effective system technologies. The Company intends to continue to use its product design and development expertise to make system improvements as well as lower the installation cost of new and upgraded systems. Lower installation costs allow the Company to economically install its system into more diverse hotel properties as the Company makes its investment decisions based upon estimates of future revenues, cash flows and rates of return related to the contracts. In addition, lower installation and upgrade costs increase the return on invested capital for any given revenue stream. Lastly, system enhancements typically increase the market

LodgeNet Entertainment Corporation	8	Form 10-K 2003

demand for the Company’s interactive systems based on new system features and benefits and many times also increase the revenue generating capability of the system.

     Continued reduction of the Company’s reliance on external financing. During 2003, the Company generated $48.6 million in cash flow from operations and $6.5 million of operating income. Additionally, the Company controlled discretionary spending, further reduced its capital investment per new digital room and managed its working capital to generate increased cash from operations. Given the Company’s current business plan for projected capital investment over the next several years, the Company anticipates that it will continue to reduce its reliance on external financing to grow its business.

     The following table sets forth the decreasing reliance on external financing for the years ended December 31:

	2003	2002	2001

Statement of Cash Flow Data:
Cash provided by operating activities	$48,563	$43,769	$46,477
Cash used for investing activities	(53,618)	(70,708)	(77,995)

Cash provided by external financing	$(5,055)	$(26,939)	$(31,518)

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

LodgeNet Entertainment Corporation	9	Form 10-K 2003

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

Employees

     As of December 31, 2003, the Company had 794 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. The Company has not experienced any significant labor problems and believes that its relationship with its employees is good.

Web Site Access to SEC Filings

     The Company’s web site address is http://www.lodgenet.com. It makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K and all amendments to those reports available free of charge on its web site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2 - Properties

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

     The Company leases 26 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and Canada. No individual facility occupies greater than 8,000 square feet.

Item 3 - Legal Proceedings

     The Company is subject to litigation arising in the ordinary course of business. As of the date hereof, the Company believes the resolution of such litigation will not have a material adverse effect upon the Company’s financial condition or results of operations.

     In connection with the Company’s effort to support the development of technology, which could utilize the Company’s interactive system, the Company advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note (the “Note”) during the first quarter of 2003. The Note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The Note was due and payable on April 18, 2003. On July 2, 2003, the Company filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Note. Gamet also asserted counterclaims against LodgeNet alleging that LodgeNet’s failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between LodgeNet and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. It is expected that the various bankruptcy cases will be consolidated for court management and trustee administration purposes into one case. As a result of the bankruptcy filings, LodgeNet’s claims against the Uries and Gamet are stayed. Based on the Company’s current expectation and analysis, collection on the Note is expected to begin in 2005 and to be completed by 2008.

LodgeNet Entertainment Corporation	10	Form 10-K 2003

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock currently trades on the NASDAQ National Market System (“NASDAQ NMS”) under the symbol “LNET”. The Company’s Common Stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of its initial public offering. As of March 2, 2004, there were outstanding 13,074,726 shares of the Company’s Common Stock.

     The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of the Company’s Common Stock as reported by NASDAQ NMS.

Quarter Ended	High	Low

March 31, 2003	11.00	6.03
June 30, 2003	13.24	7.41
September 30, 2003	16.00	10.53
December 31, 2003	19.34	15.20

Quarter Ended	High	Low

March 31, 2002	18.20	14.10
June 30, 2002	19.98	14.00
September 30, 2002	15.40	7.30
December 31, 2002	12.37	4.80

     On March 2, 2004, the closing price of the Company’s Common Stock, as reported by NASDAQ NMS was $18.76. Stockholders are urged to obtain current market quotations for the Company’s Common Stock. As of March 2, 2004, there were 126 stockholders of record of the Company with approximately 99% of the shares held in “street name”. The Company estimates that as of March 2, 2004, there were more than 2,500 stockholders of the Company.

Dividends

     No dividends have been paid to date on the Common Stock of the Company. The terms and conditions of the Company’s 9.5% Senior Notes and of the Company’s bank Credit Facility both contain covenants which restrict and limit payments or distributions in respect of the Common Stock of the Company.

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

LodgeNet Entertainment Corporation	11	Form 10-K 2003

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

     If issued, the preferred stock will be non-redeemable and junior to any other series of preferred stock the Company may issue, but will have a preferential quarterly dividend equal to 1,000 times the dividend, if any, declared on each share of common stock, but not less than $25.00 and, in the event of liquidation of the Company, a preferred liquidation preference equal to the greater of $1,000 or 1,000 times the payment per share of common stock. Each share of preferred stock will have 1,000 votes and will vote together with the common stock.

     Until a right is exercised, the holder will have no rights as a stockholder of the Company. The Company and the rights agent have broad discretion to amend the Rights Agreement governing the rights; however, following a separation, no amendment may adversely affect the rights holders.

LodgeNet Entertainment Corporation	12	Form 10-K 2003

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenues:
Guest Pay	$243,732	$226,238	$206,001	$186,718	$169,850
Other	6,417	8,752	10,894	10,099	11,422

Total revenues	250,149	234,990	216,895	196,817	181,272
Direct costs (exclusive of other operating expenses)	111,947	100,782	92,090	82,450	78,490
Gross profit (exclusive of other operating expenses)	138,202	134,208	124,805	114,367	102,782
Operating expenses	131,702	128,233	115,685	112,073	103,460

Operating income (loss)	6,500	5,975	9,120	2,294	(678)
Investment gains (losses)	250	872	(2,790)	(13,593)	(9,584)
Litigation settlements (1)	—	(2,700)	—	—	—
Loss on early retirement of debt (2)	(7,061)	—	(2,091)	—	—
Interest expense	(34,239)	(33,037)	(30,306)	(27,809)	(27,210)
Other income (expense), net	(43)	314	348	419	1,414

Loss before income taxes	(34,593)	(28,576)	(25,719)	(38,689)	(36,058)
Provision for income taxes	(459)	(550)	(689)	(325)	(370)

Net loss	$(35,052)	$(29,126)	$(26,408)	$(39,014)	$(36,428)

Net loss per common share (basic and diluted)	$(2.80)	$(2.35)	$(2.16)	$(3.21)	$(3.05)

Other Data:
Capital expenditures (3)	$52,868	$72,115	$78,386	$60,195	$51,226
Average cost per room – new installation (4)	$405	$438	$456	$423	$391
Operating income (loss)	$6,500	$5,975	$9,120	$2,294	$(678)
Depreciation and amortization	$78,459	$75,918	$66,008	$65,470	$60,778
Operating income before depreciation and amortization (5)	$84,959	$81,893	$75,128	$67,764	$60,100

Non-Financial Operating Data:
Guest Pay interactive rooms served (6)	924,643	876,348	812,149	725,075	661,691
Rooms with Nintendo® game systems (6)	894,365	854,425	788,196	697,703	627,592
Rooms with Digital services (6)	385,426	265,097	115,378	—	—
Free-to-guest rooms served (6)	500,170	477,698	449,485	405,977	399,046
Total rooms served (6) (7)	994,127	952,673	890,546	806,112	761,509
Average monthly revenue per Guest Pay room:
Movie revenue	$17.55	$17.77	$17.93	$18.19	$18.62
Other interactive service revenue	5.04	4.57	4.48	4.27	3.85

Total	$22.59	$22.34	$22.41	$22.46	$22.47

LodgeNet Entertainment Corporation	13	Form 10-K 2003

	As of December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash and cash equivalents	$2,772	$1,107	$1,528	$4,059	$1,644
Total assets	$283,268	$298,084	$291,485	$281,605	$305,275
Total debt	$368,248	$353,790	$325,831	$290,659	$282,990
Total stockholders’ equity (deficiency)	$(129,002)	$(101,304)	$(67,568)	$(36,426)	$(5,504)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Statement of Cash Flows Data:
Cash provided by operating activities	$48,563	$43,769	$46,477	$41,180	$40,782
Cash used for investing activities	$(53,618)	$(70,708)	$(77,995)	$(50,248)	$(55,445)
Cash provided by financing activities	$6,368	$26,513	$29,039	$11,510	$11,030

(1)	During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge has been reported as a litigation expense in the accompanying statements of operations.

(2)	In June 2003, the Company retired its 10.25% Senior Notes. As a result of the early retirement, the Company incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses. In 2001, the Company recorded a $2.1 million loss on the early retirement of its 1999 bank Credit Facility.

(3)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(4)	During 2001, the Company transitioned from installing tape-based systems to installing digital systems.

(5)	Operating income before depreciation and amortization is calculated by adding depreciation and amortization to operating income. Operating income before depreciation and amortization is not intended to represent an alternative to operating income and is not representative of funds available for discretionary use due to the Company’s financing obligations. Management utilizes operating income before depreciation and amortization to provide a stable and consistent comparison of operating performance exclusive of historical costs of capital related to depreciation and amortization. The Company believes that depreciation and amortization are fixed or “sunk” costs, which do not provide a stable measure for variable or controllable operating performance.

(6)	End of year statistics.

(7)	Total rooms served include those rooms receiving one or more of the Company’s services, including rooms served by international licensees.

LodgeNet Entertainment Corporation	14	Form 10-K 2003

Special Note Regarding Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K and in the Company’s Annual Report to Stockholders, which is being provided to stockholders together with this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings “Overview”, “Markets and Customers”, “Services and Products”, “Operations”, “Competition”, “Business Strategy”, and “Regulation”, in Item 3 under the heading “Legal Proceedings”, and in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements”. When used in this Annual Report on Form 10-K or the Company’s Annual Report to Stockholders, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed herein, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, international crises, acts of terrorism, public health issues, and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, appearing elsewhere herein.

Executive Overview

     LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada, as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services, which are designed to make their stay more enjoyable, productive and convenient. As of December 31, 2003, the Company provided television services to approximately 5,800 hotel properties serving nearly one million rooms.

     Throughout 2003, the Company delivered solid financial results in the face of the Iraqi war, public health outbreaks, and a slowly recovering economy, all of which affected the travel and lodging industry. The Company controlled discretionary spending, further reduced its capital investment per new digital room, managed its cash position, and remained debt-neutral during the second half of 2003, while at the same time the Company continued to grow its business. The Company expanded its digital room base by 45%, or approximately 120,300 rooms during 2003, and at year-end, total rooms served reached approximately 994,000. The digital system is now installed in over 385,000 rooms, or 42% of the Company’s interactive room base.

     Guest Pay Interactive Services. The Company’s primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The Company’s services include on-demand movies, video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.

LodgeNet Entertainment Corporation	15	Form 10-K 2003

     The Company’s total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with the Company’s system. The Company can increase revenue over time by increasing the number of rooms served by its interactive systems. The Company’s ability to expand its room based is dependent on a number of factors, including the attractiveness of the Company’s technology and service and support to hotels currently operating without an interactive television system, newly constructed hotel properties and hotels with expiring contracts currently served by one of the Company’s competitors.

•	The variety of services offered at the hotel. Rooms equipped with the Company’s digital system generate higher revenue than rooms equipped with the Company’s tape-based system primarily because they offer a greater variety of services and content choices. The Company plans to continue to grow the revenue it generates per average room by the installation of its digital system in all newly contracted rooms and by converting selected tape-based rooms to the Company’s digital system in exchange for long-term contract extensions.

•	The popularity of content offered at the hotel. The Company’s revenues vary to a certain degree with the number and popularity of major motion pictures available for viewing. Historically, a decrease in the availability of popular major motion pictures has from time-to-time adversely impacted revenue. Although not completely within the Company’s control, the Company seeks to program and promote the available major motion picture and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, the Company controls the prices charged for its products and services and manages pricing in an effort to maximize revenue and overall gross profit. The Company establishes pricing based on such things as the demographics of the property served and the popularity of the content.

•	The occupancy rate at the property. The Company’s revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. The Company targets higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

     The Company also generates revenue from the sale of content and services directly to its hotel customers, which are generally provided free to hotel guests. Included in these services are satellite-delivered basic and premium television programming for which the hotel pays the Company a fixed monthly charge per room. In addition, the Company also sells high-speed Internet maintenance and customer support services. While this is a highly competitive area, the Company believes it has important advantages as a result of its existing hotel customer relationships, nationwide field service network and 24-hour call center, providing services 7 days a week.

     The primary direct costs of providing Guest Pay interactive services are:

•	License fees based on a percent of guest-generated revenue paid to studios for non-exclusive distribution rights of recently released major motion pictures;

•	Commissions paid to the Company’s hotel customers, which are also based on a percent of guest-generated revenue;

•	Fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

•	Internet connectivity costs;

•	License fees based on a percent of guest-generated revenue for television on demand, music, music video and video games; and

•	One-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.

LodgeNet Entertainment Corporation	16	Form 10-K 2003

Key Metrics:

Rooms Served

     One of the metrics the Company monitors is the growth, net of de-installations, of its Guest Pay interactive room base. De-installation activity has not had a material effect on the Company’s growth and historically averaging approximately 2% of total installed rooms per year. In the years indicated, the Company installed its systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2003	2002	2001

New Guest Pay interactive rooms (1)	48,295	64,199	87,074
Total Guest Pay interactive rooms (2)	924,643	876,348	812,149
Total rooms served (3)	994,127	952,673	890,546

(1)	100% of the Guest Pay interactive rooms installations in 2003 and 2002 received the digital storage system, while the majority of rooms installed in 2001 received the tape storage system.

(2)	Guest Pay interactive rooms are equipped with the Company’s interactive television system. The high-speed, two-way digital communications design of the Company’s system architecture enables the Company to provide interactive features such as on-demand movies, network-based video games, music services, Internet on television, and television on-demand.

(3)	Total rooms served, representing rooms receiving one or more of the Company’s services, including rooms served by international licensees and properties receiving only basic and premium television programming.

Digital Room Growth

     The Company continues to expand its digital base as it installs the system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. Total installations declined in 2003, as compared to 2002, as the Company reduced capital investment in light of an uncertain economy early in the year and the decision to remain debt neutral in the second half of the year. The Company’s goal is to have approximately 75% of its room base installed with a digital system by the end of 2006.

	2003	2002	2001

Digital room installations (1)	120,329	149,719	115,378
Total digital rooms installed	385,426	265,097	115,378
Digital rooms as a percent of total Guest Pay interactive rooms	42%	30%	14%

(1)	Digital rooms installations include both newly contracted rooms and rooms that have been converted from a tape-based system to a digital system in exchange for a long-term contract extension.

LodgeNet Entertainment Corporation	17	Form 10-K 2003

Cost of Installation

     In addition to the continued expansion of the Company’s digital base, the Company will continue monitoring capital expenditures per new or converted room. The following table sets forth the Company’s average installation and conversion cost per room during the years ended December 31:

	2003	2002	2001

Average cost per room – new installation (1)	$405	$438	$456
Average cost per room – conversion (1)	$337	$373	$356

(1)	During 2001, the Company transitioned from installing tape-based systems to installing digital systems.

Revenue Per Room

     As set forth below, in assessing average monthly revenue per room, the Company also compares rooms served by its digital system versus rooms served by its tape-based system.

	2003		2002

	Digital	Tape	Digital	Tape

Average monthly revenue per room:
Movies	$20.92	$15.71	$21.94	$16.66
Other interactive services	6.76	4.09	6.55	4.06

Total per Guest Pay room	$27.68	$19.80	$28.49	$20.72

Free Cash Flow

     One of the Company’s goals is to generate free cash flow, which the Company defines as having cash provided by operating activities exceed cash used for investing. The Company seeks to generate free cash flow to reduce its reliance on external financing to grow its business. In addition to increasing revenue and controlling expenses, the Company intends to manage its actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms it installs with the digital system in any given period.

     The progress toward the goal of generating free cash flow is set forth in the following table:

	2003	2002	2001

Cash provided by operating activities	$48,563	$43,769	$46,477
Cash used for investing activities	(53,618)	(70,708)	(77,995)

Cash provided by external financing	$(5,055)	$(26,939)	$(31,518)

LodgeNet Entertainment Corporation	18	Form 10-K 2003

Operating Expense Per Room

     In addition to the Company’s goal to generate free cash flow and minimize its dependency on external financing, the Company will continue controlling operating expenses per room. The following table sets forth the Company’s decreased operating expenses per room and SG&A as a percent of revenue during the years ended December 31:

	2003	2002	2001

Guest Pay operating expenses	$2.93	$2.98	$3.12
SG&A expense	2.01	2.18	2.28

	$4.94	$5.16	$5.40

SG&A as a percent of total revenue	8.7%	9.4%	9.7%

     Net cash provided by operating activities has increased as the Company has increased revenue through room additions and new services while controlling costs and working capital. Cash used for investing activities has decreased as the cost of installing a digital room has decreased and, for 2003, by a reduction in the number of rooms installed. These factors have resulted in a declining need for cash provided by external financing.

Liquidity and Capital Resources

     The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. During 2003, cash flow from operations was sufficient to cover all long-term debt service and all but $5.1 million of its investing activities. In 2002, cash flow from operations was sufficient to cover all debt service, capital expenditures classified as renewal, general corporate, or maintenance capital as well as a portion of growth capital. The funding for the balance of the growth capital expenditures, $26.9 million, was provided by the Company’s Credit Facility. In 2003, net cash provided by operating activities during 2003 was $48.6 million as compared to $43.8 million in 2002. Capital expenditures related to property and equipment additions for 2003 were $52.9 million as compared to $72.1 million for 2002.

     Net cash provided by operating activities has increased as the Company increased revenues through new room additions, digital conversion, and new services while controlling costs and working capital needs. Cash used for investing activities decreased as the average cost per new installed room decreased over the past three years from $456 per room in 2001 to $405 in 2003 and average conversion cost per room decreased over the past three years from $356 per room in 2001 to $337 in 2003. In light of an uncertain economy early in the year and the decision to remain debt neutral in the second half of the year, the Company also selectively decreased the number of rooms converted or installed with the digital system during 2003. These factors have resulted in a declining need for cash provided from external sources.

     Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $58 to $60 million in 2004. Based on that range, the Company estimates it will install approximately 50,000 to 55,000 new rooms and convert approximately 70,000 to 75,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.

     The Company believes that its operating cash flow and borrowing available under the Credit Facility maturing in 2007 will be sufficient for the foreseeable future to fund the Company’s future growth, financing obligations, and its negative working capital. As of December 31, 2003, working capital was negative $6.1 million, compared to negative $5.2 million at December 31, 2002. If adverse economic conditions persist for an extended period of time, resulting in lower than anticipated operating cash flows, the Company anticipates that it could cover any short fall through any combination of additional borrowings available under its current Credit Facility of approximately $50.7 million, a

LodgeNet Entertainment Corporation	19	Form 10-K 2003

reduction in capital spending and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

     The Company’s principal sources of liquidity are its operating cash flow and its Credit Facility. In order to continue to operate and expand its business, the Company must remain in compliance with covenants imposed by its Credit Facility and Senior Notes. As of December 31, 2003, the Company was in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. Given the Company’s current business plan for projected capital investment during 2004, the Company believes it will remain in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. The Company is not aware of any events that qualify under the material adverse effect clause of the current Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of December 31, 2003 was $368.2 million versus $353.8 million as of December 31, 2002.

     The Company’s leverage and interest coverage ratios were as follows for the years ended December 31, 2003:

	2003	2002	2001

Actual consolidated total leverage ratio (1) (4)	4.39	4.38	4.31
Maximum per covenant	5.00	4.50	4.75

Actual senior secured leverage ratio (2) (4)	1.86	2.30	2.00
Maximum per covenant	2.50	2.50	2.25

Actual consolidated interest coverage ratio (3) (4)	2.44	2.47	2.51
Minimum per covenant	2.25	2.25	2.25

(1)	The Company’s maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	The Company’s maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	The Company’s minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated leverage, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not statistics based on generally accepted accounting principles. The statistics are presented here to demonstrate compliance with lender’s covenants, as noncompliance with such covenants could have a material adverse effect on the Company, and the statistics are not presented as alternative measures of operating performance or liquidity.

     The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

     In June 2003, the Company amended its existing bank Credit Facility. The amendment modified the covenants for maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The allowable maximum consolidated total leverage ratio increased from 4.5 to 5.0 until the end of the fourth quarter 2003 and the minimum consolidated interest coverage ratio increase from 2.25 to 2.50 was deferred from the third quarter 2004 until the first quarter 2005. The Company’s future debt covenant ratios are outlined below:

LodgeNet Entertainment Corporation	20	Form 10-K 2003

	Q1 2004	Q3 2004	Q1 2005	Q4 2005

Maximum consolidated total leverage ratio	4.75	4.50	4.25	4.00
Maximum senior secured leverage ratio	2.50	2.50	2.25	2.25
Minimum consolidated interest coverage ratio	2.25	2.25	2.50	2.50

     Upon refinancing of the 10.25% Notes as noted below, the Company, at its sole discretion and without the payment of any additional costs, expenses or fees, extended the maturity dates of the term loan and the revolver loan under its bank Credit Facility from June 2006 to August 2008 and August 2007, respectively.

     On June 18, 2003, the Company issued $200 million, principal amount, of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.25% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35 million of the proceeds were used to pay all outstanding amounts under the Company’s Credit Facility. The remaining proceeds of approximately $2.7 million were for use in funding general corporate purposes.

     The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments, commencing December 15, 2003, and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2003, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

     In the event of significant international crises, acts of terrorism, public health issues, or catastrophic events, the Company believes that the general economy and the lodging industry could be negatively affected. If such a crisis is protracted or the effects on the lodging industry are severe, the effect on the Company’s financial performance could result in the Company being in violation of one or more of its bank or note covenants. This could require the Company to renegotiate its covenants, significantly reduce its growth plans and/or curtail expenditures for operating expenses. While the Company believes it could renegotiate its covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation or that refinancing, if required, would be available on terms favorable to the Company.

     The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance actual results will not vary from expected results. The Company’s actual cash flow and cash requirements will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations, demand for the Company’s

LodgeNet Entertainment Corporation	21	Form 10-K 2003

services, competitive factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements”.

Obligations and Commitments as of December 31, 2003 (in thousands).

		Payments due by period

		Less than	1 - 3	4 - 5	Over
	Total	1 year	years	years	5 years

Contractual obligations:
Long-term debt(s)	$368,246	$8,638	$10,379	$149,229	$200,000
Interest on fixed rate debt	182,570	20,380	38,690	38,000	85,500
Other long-term obligations (1)	8,450	2,293	3,303	2,812	42
Purchase obligations	2,822	2,822	—	—	—

Total contractual obligations	$562,088	$34,133	$52,372	$190,041	$285,542

		Amount of commitment expiration per period

		Less than	1 - 3	4 - 5	Over
	Total	1 year	years	years	5 years

Other commercial commitments:
Standby letters of credit	$1,500	$1,500	$—	$—	$—

(1)	Other long-term obligations include future minimum operating lease payments and payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

Seasonality

     The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

Business Risks

     Dependence on Performance of Lodging Industry. The Company’s business is closely connected to the performance of the hotel industry where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as hostilities in the Middle East, other significant international crises, acts of terrorism, public health issues, or catastrophic events could adversely impact the Company’s results of operations.

     The overall travel industry has been adversely affected by the weaker general economic climate. Occupancy rates of the properties served by the Company during 2003 were 70 basis points below the level experienced in 2002. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. Occupancy rates have been below the level experienced in 2002 and prior years. If hotel occupancy rates were to decline significantly below current levels, the Company’s revenues would be adversely affected.

LodgeNet Entertainment Corporation	22	Form 10-K 2003

     To help mitigate the impact of occupancy levels on operating income, the Company continues to control operating expenses and capital spending. The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, the Company’s room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Less than 5% of the room base is concentrated in each of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

     Technological Developments, Developmental Difficulties and Delays. The Company’s success depends on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Technological advances may result in an adverse competitive situation for the Company. While the Company mitigates risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that the Company will continue to be successful in these efforts. New technologies, including the expansion of digital distribution in our markets, may fundamentally change the method and cost of distributing content. This may increase competition and result in a decrease in our revenue. In addition, the Company may experience difficulties and delays in developing new products and systems or in integrating the Company’s system with new technologies. The Company may have to incur significant capital expenditures in order to adapt to technological changes.

     Relationships with Clients and Property Owners. The Company believes that its interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. The Company provides its services to various corporate-managed hotel chains such as Baymont Inns & Suites, Delta Hotels, Doubletree, Embassy Suites, Grand Casinos, Hampton Inn, Harrah’s, Hilton, Homewood Suites, LaQuinta, Omni Hotels, Outrigger, Red Roof Inn, Ritz Carlton, Sheraton and Wingate Inn, plus major REITs and management companies such as Felcor, Flagstone, Interstate, Kimpton, Prime, WestCoast Hospitality, as well as many independent properties using the Fairmont, Holiday Inn, Inter-Continental, Marriott, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. The Company relies on its diverse hotel base and geographic diversity to mitigate these exposures, as well as the fact that the Company’s services are provided under long-term contracts, Nevertheless, the Company’s success depends on maintaining good relationships with the clients and property owners it serves. During 2003, hotels covered by the master services agreement with the Hilton Hotels Corporation represented approximately 12.5% of the Company’s consolidated revenue and at December 31, 2003 approximately 10.6% of the Company’s total rooms served. The loss of this customer, or any group of customers could have a material adverse effect on the results of operations and financial condition.

     Programming Availability and Quality. The Company depends upon major motion picture studios for its major motion picture programming content. The Company obtains non-exclusive rights to recently released major motion pictures from motion picture studios pursuant to agreements with each studio. The quality and popularity of the major motion pictures available at any given time and from year to year can vary widely. Generally the more popular titles at the box office will also be more popular with hotel guests. The Company also obtains independent films, most of which are non-rated and intended for mature audiences, from distributors and studios. The Company provides music services through an agreement with a third party vendor. The Company provides Nintendo video game services through an agreement with Nintendo. The Company’s success depends upon its ability to provide content that hotel guests are willing to pay to view. However, the Company cannot predict the future popularity or quality of the movies, music, games or other content that the Company provides or may provide in the future. If, for any reason, such content became less popular than it is currently or if any negative publicity, lawsuits, or boycotts by opponents of the mature-themed programming content distributed by the Company had a negative impact on the willingness of the hotel industry generally to offer such content to guests, then such events could have a material adverse effect on the Company’s business. In addition, if any significant portion of the content the Company provides to hotel guests were to become unavailable, for reasons which could include licensing difficulties, governmental regulation or issues of community standards, the Company’s business could be adversely impacted. Additionally, the Company is dependent on others for its programming content, and increases in its costs or license fees to obtain such programming could reduce its cash flow and profitability.

     Availability of Capital to Finance Growth. The Company believes that its operating cash flows and funding availability under its Credit Facility will be sufficient to fund the Company’s future growth, its financing obligations, and

LodgeNet Entertainment Corporation	23	Form 10-K 2003

its negative working capital. If however, operating cash flows are significantly below the amount anticipated in its current business plan, the Company expects to cover the short fall through any combination of additional borrowings available under its Credit Facility, a reduction in capital spending, and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth would be adversely affected. While the Company is currently in compliance with all of the covenants in its Credit Facility, and believes its business plan allows it to remain in compliance, if the lodging industry were to suffer a dramatic decrease in occupancy rates, due to an extraordinary event such as war or acts of terrorism, the resulting impact on the Company’s business could result in a violation of one or more financial covenants. While the Company believes it could renegotiate its bank covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation, or that refinancing, if required would be available on terms favorable to the Company.

LodgeNet Entertainment Corporation	24	Form 10-K 2003

Results of Operations - Years Ended December 31, 2003 and 2002

Revenue Analysis

     Total revenue for 2003 was $250.1 million, an increase of $15.2 million or 6.5% compared to 2002. The increase resulted primarily from a 6.5% increase in average Guest Pay interactive rooms in operation, driven by the addition of over 120,000 rooms served by the Company’s interactive digital system, which represents a 45.4% increase over 2002. The following table sets forth the components of the Company’s revenue (in thousands) for the years ended December 31:

	2003		2002

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Revenues:
Guest Pay	$243,732	97.4	$226,238	96.3
Other	6,417	2.6	8,752	3.7

Total	$250,149	100.0	$234,990	100.0

     Guest Pay Interactive Services. Guest Pay interactive service revenue increased 7.7%, or $17.5 million, in 2003 as compared to 2002. The increase was primarily due to the additional 55,300 average Guest Pay rooms in operation and the growth of Guest Pay rooms installed with the interactive digital system, which generated approximately 39% greater revenue than a tape-based system during the year. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2003	2002

Average monthly revenue per room:
Movie revenue	$17.55	$17.77
Other interactive service	5.04	4.57

Total per Guest Pay room	$22.59	$22.34

     Average movie revenue per room decreased 1.2% from 2002 due primarily to a 70 basis point decline in occupancy rates of the properties served by the Company. This factor was partially offset by higher prices charged for movies.

     Average other interactive service revenue per room increased 10.3% from the prior year. This increase was a result of the continued expansion of revenue from TV Internet, television on-demand programming, digital music, cable television programming, and other interactive TV services available through the new digital system.

     The following table compares revenue per Guest Pay room for rooms served by the Company’s interactive digital system versus rooms served by the traditional tape-based system for the years ended December 31:

	2003		2002

	Digital	Tape	Digital	Tape

Average monthly revenue per room:
Movies	$20.92	$15.71	$21.94	$16.66
Other interactive service	6.76	4.09	6.55	4.06

Total per Guest Pay room	$27.68	$19.80	$28.49	$20.72

     Average Guest Pay revenue per room from the Company’s digital system was 39.8% higher than revenue from the tape-based system during 2003 and 37.5% higher in 2002.

     Other Revenue. Revenue from other sources is comprised of free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. The $2.3 million decrease in

LodgeNet Entertainment Corporation	25	Form 10-K 2003

other revenue primarily resulted from decreased equipment sales to international licensees due to the civil and economic uncertainties in those international markets served by the Company.

Expense Analysis

     Direct Costs and Gross Profit (exclusive of other operating expenses discussed separately below). The following table sets forth information regarding the Company’s direct costs (in thousands) and gross profit margin for the years ended December 31:

	2003	2002

Direct costs:
Guest Pay	$108,916	$96,043
Other	3,031	4,739

	$111,947	$100,782

Gross profit margin:
Guest Pay	55.3%	57.5%
Other	52.8%	45.9%
Total	55.2%	57.1%

     Guest Pay interactive direct costs increased 13.4% to $108.9 million in 2003 from $96.0 million in the prior year. Guest Pay direct costs (movie license fees, license fees for music, music videos, video games, and television on-demand programming and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. Conversely, Internet connectivity fees are fixed costs independent of changes to revenue or occupancy. The addition of Internet connectivity costs to the Company’s direct cost structure began in August 2002 with the launch of the Company’s TV Internet product. As a percentage of revenue, the decrease to Guest Pay gross profit margin from 57.5% to 55.3% was due to increased Internet connectivity costs, hotel commissions, and programming costs. As previously noted, the addition of Internet connectivity, a fixed costs associated with the launch of the Company’s TV Internet product in August 2002, was the primary contributor to the change in gross margin during 2003. Hotel commissions increased as a result of the Company’s utilization of its “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel. The increase in programming costs was driven by a shift in the type of programming purchased by hotel guests.

     Other direct costs associated with other revenue decreased $1.7 million, or 36.0%, in 2003 from the prior year and the gross profit margin increased from 45.9% in 2002 to 52.8% in 2003. The resulting increased gross profit margin was attributable to the reduction of lower margin sales of equipment to international licensees.

     The Company’s total gross profit increased 3.0% in 2003 to $138.2 million on a 6.5% increase in revenue as compared to 2002. As a percentage of revenue, the Company’s overall gross profit margin decreased from 57.1% to 55.2%. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross margin for the year ended December 31:

	2003	2002	Change

Gross profit margin	55.2%	57.1%	-1.9%
Change drivers:
TV Internet			-1.1
Hotel commissions			-0.5
Programming costs			-0.3

			-1.9%

LodgeNet Entertainment Corporation	26	Form 10-K 2003

     Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses (in thousands) for the years ended December 31:

	2003		2002

		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$31,597	12.6	$30,207	12.9
Selling, general and administrative	21,646	8.7	22,108	9.4
Depreciation and amortization	78,459	31.4	75,918	32.3

Total operating expenses	$131,702	52.7	$128,233	54.6

     Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.4 million, or 4.6%, in 2003 from the prior year. This increase is primarily attributable to the 6.5% increase in average installed Guest Pay interactive rooms in operation during 2003 as compared to 2002. Offsetting the increase in rooms were continued operating improvements and efficiencies including reduced tape duplication and related freight costs as a result of the Company’s expanding digital room base. Per average installed room, Guest Pay operations expenses decreased by 1.7% to $2.93 per month in 2003 as compared to $2.98 per month in 2002.

     Selling, general and administrative expenses decreased 2.1% to $21.6 million in 2003 from $22.1 million in 2002. The decrease was primarily due to reductions in litigation fees and expenses, offset by increases in payroll-related expenses. As a percentage of revenue, selling, general and administrative expenses were 8.7% in 2003 and 9.4% in 2002. Per average installed room, selling, general and administrative expenses decreased to $2.01 per month in 2003 compared to $2.18 per month in 2002.

     Depreciation and amortization expenses increased 3.3% to $78.5 million in 2003 from $75.9 million in the prior year. The increase was partially due to the additional 55,300 average Guest Pay interactive rooms in operation. In 2003, the Company also incurred additional amortization expense of $1.6 million for software development and other intangibles, offset by the changes in fully depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses decreased to 31.4% in 2003 from 32.3% in 2002.

     Operating Income. As a result of increased Guest Pay interactive revenue and decreased operating expenses as a percent of revenue driven by greater operating efficiencies, the Company generated operating income of $6.5 million in 2003 as compared to operating income of $6.0 million in 2002.

Investment Gains (Losses)

     InnMedia LLC. InnMedia was formed by LodgeNet and Hilton during the fourth quarter of 2000. The Company had a 47.5% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $2.6 million during 2001 and $3.0 million during 2000. On April 12, 2002, the Company terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against the Company. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, the Company charged off $471,000 in uncollectable receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, the Company had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002.

     Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002,

LodgeNet Entertainment Corporation	27	Form 10-K 2003

the Company contributed $252,000 for its share of pre-dissolution operating costs. For the year ended December 31, 2002, the Company recorded an equity loss of $419,000. In 2003, InnMedia was fully dissolved with no additional funding required to cover dissolution expenses.

     ResNet Merger/GICC Investment. In November 1998, the operations of the Company’s majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The Company accounted for its investment in GICC using the equity method of accounting and recorded a loss of $183,000 for the year ended 2001. In the second quarter of 2001, the Company transferred its equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, the Company recovered the full amount of its receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. The Company received the final proceeds in 2003 and recorded an investment gain of $250,000.

     Litigation Settlements. During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge was reported as a litigation expense in the 2002 statement of operations. The Company has paid approximately $2.4 million of the settlement amount as of December 31, 2003, with the balance to be paid in the first half of 2004.

     Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes in 2003, the Company incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

     Interest Expense. Interest expense was $34.2 million in 2003 compared to $33.0 million in 2002 due to increases in long-term debt incurred in the first half of 2003 to fund the Company’s continuing expansion of its business and refinancing costs. The average principal amount of long-term debt outstanding during 2003 was approximately $361 million (at a weighted average interest rate of approximately 9.5%) as compared to an average principal amount outstanding of approximately $339 million (at a weighted average interest rate of approximately 9.8%) during 2002.

     Taxes. During 2003, the Company incurred franchise tax of $459,000 versus $550,000 during 2002.

     Net Loss. As a result of factors previously described, the Company incurred a net loss of $35.1 million as compared to a net loss of $29.1 million in 2002.

LodgeNet Entertainment Corporation	28	Form 10-K 2003

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

LodgeNet Entertainment Corporation	29	Form 10-K 2002

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

LodgeNet Entertainment Corporation	30	Form 10-K 2003

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

LodgeNet Entertainment Corporation	31	Form 10-K 2003

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

Critical Accounting Policies

     Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s primary cost drivers are fact-based with predetermined rates, such as hotel commissions, license fees paid for major motion pictures, or one-time fixed fee for independent films. However, the preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

     Revenue Recognition. The Company recognizes revenue from the sale of interactive television services in the period the related services are sold to the hotel or guest. No future performance obligations exist on a service that has been provided. The price related to the Company’s products or services are fixed prior to delivery of the products or services. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. The Company also has advance billings for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

     Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies

LodgeNet Entertainment Corporation	32	Form 10-K 2003

collected by the hotel for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. For periods ended December 31, 2003, 2002, and 2001, charges to the allowance for doubtful account for related interactive television services were $313,000, $283,000, and $148,000, respectively. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

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

     Property and equipment. The Company’s property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment, related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to Guest Pay operations as incurred. The Company begins depreciating Guest Pay and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years

Buildings	30
Guest Pay systems:
Installed system costs	2 - 7
Customer acquisition costs	5 - 7
System components	5 - 7
Software costs	3 - 5
Other equipment	3 - 10

Recent Accounting Developments

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provide for additional transition methods, were effective for periods beginning after December 15, 2002, although earlier application was permitted. Certain disclosure amendments were required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements were required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement and had no impact to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. The Company does not have ownership in any variable

LodgeNet Entertainment Corporation	33	Form 10-K 2003

interest entities and the adoption of FIN 46R had no impact on the Company’s financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatory redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise it was generally effective on July 1, 2003. The adoption of this statement had no impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 were effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on the Company’s consolidated financial position or results of operations.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     Interest. At December 31, 2003, the Company had debt totaling $368.2 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. Additionally, the Company has an interest rate swap arrangement covering debt with a notional amount of $50 million to effectively change the underlying debt from a fixed interest rate to a variable interest rate. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $264.6 million and variable rate debt of $103.6 million at December 31, 2003. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24 million. The impact on earnings and cash flow for the next year resulting from a one-percentage point increase to interest rates would be approximately $1 million assuming other variables remain constant.

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

LodgeNet Entertainment Corporation	34	Form 10-K 2003

U.S. dollar against the Canadian dollar. Additionally, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During 2003, the Company’s consolidated balance sheet increased $2.4 million due to foreign currency fluctuations.

Item 8 - Financial Statements and Supplementary Data

     See “Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled “Executive Officers,” “Election of Directors — Board of Directors and Nominees” and “Compliance with Reporting Requirements of Section 16 of the Exchange Act” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

     Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors — Corporate Governance and Committees of the Board of Directors —Committees” and “Audit Committee Report” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its last fiscal year

     The Company has adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial and accounting officer, controller or persons performing similar functions. The code is found on the Company’s intranet and the Company’s web site. The Company’s web site address is http://www.lodgenet.com.

Item 11 - Executive Compensation

     Information concerning executive remuneration and transactions is incorporated by reference from the sections entitled “Election of Directors—Director Compensation”; “Election of Directors—Executive Compensation”; “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its last fiscal year.

LodgeNet Entertainment Corporation	35	Form 10-K 2003

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting—Who are the largest owners of the Company’s stock and how much stock do the Company’s directors and executive officers own?” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information concerning related stockholder matters is incorporated by reference from the section entitled “Equity Compensation Plan Information” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its last fiscal year.

Item 13 - Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its fiscal year.

Item 14 - Principal Accountant Fees and Services

     The information concerning principal accountant fees and services is incorporated by reference from the section entitled “Audit Committee Report” of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of its last fiscal year.

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Entertainment Corporation, located at page F-1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2003, included herein.

Reports on Form 8-K — During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

On October 16, 2003, the Company filed a Report on Form 8-K to furnish under Item 12 a copy of a press release regarding its financial results for the third quarter of 2003 and certain other information and a copy of a Power Point presentation posted on the Company’s web site in advance of an earnings telephone conference held October 16, 2003.

On November 7, 2003, the Company filed a Report on Form 8-K to file under Item 7 the Consent of Independent Public Accountants.

On November 10, 2003, the Company filed a report on Form 8-K to file under Item 5 information concerning Mr. Petersen’s prepaid forward contract dated as of November 10, 2003.

On December 9, 2003, the Company filed a report on Form 8-K to furnish as an exhibit under Item 9 a copy of a press release dated December 9, 2003, the press release announced the signing of an agreement with Interstate Hotels and Resorts designating LodgeNet Entertainment Corporation as a preferred provider for supplying interactive television services for hotels under Interstate’s management.

Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.10, 10.14, 10.19, 10.20, 10.22 and 10.24 constitute management contracts. Exhibits 10.1, 10.3, 10.4, 10.7, 10.13, 10.21, 10.23, 10.25, 10.26 and 10.27 constitute compensatory plans.

LodgeNet Entertainment Corporation	36	Form 10-K 2003

If you would like a copy of any of the Exhibits listed herein, please submit a written request to LodgeNet Entertainment Corporation, Attention: Corporate Secretary, 3900 West Innovation Street, Sioux Falls, South Dakota 57107-7002, telephone (605) 988-1000, and the Company will provide you with such Exhibit(s) upon the payment of a nominal fee, such fee being limited to the expenses incurred by the Company in providing you with the requested Exhibit(s).

Exhibit No.

3.1 Certificate of Incorporation of the Company (1)

3.2 By-Laws of the Registrant (1)

3.3 Amendment No. 1 to Restated Certificate of Incorporation of the Company (11)

4.1 Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (17)

4.2 Form of Notes (included in Exhibit 4.1)

4.3 First Supplemental Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (17)

10.1 LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)

10.2 License Agreement dated May 2, 1993 between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (2)

10.3 1993 Plan Form of Stock Option Agreement for Non-Employee Directors (3)

10.4 1993 Plan Form of Incentive Stock Option Agreement for Key Employees (3)

10.5 Securities Purchase Agreement, by and between LodgeNet Entertainment Corporation, John Hancock Mutual Life Insurance Company, Allstate Life Insurance Company, Connecticut Mutual Life Insurance and CMA Life Insurance Company, dated as of August 9, 1995 (4)

10.6 Amendment to Securities Purchase Agreement, dated as of December 19, 1996 (6)

10.7 Form of Executive Severance Agreement between the Company and each of Scott C. Petersen, David M. Bankers and Steven D. Truckenmiller; all dated as of July 25, 1995 (5)

10.8 First Amendment, dated October 17, 1996, to License Agreement between Nintendo of America, Inc. and LodgeNet Entertainment Corporation (6)

10.9 Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. † (7)

10.10 Form of Employment Agreement between the Company and David M. Bankers (8)

10.11 Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (9)

10.12 Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (9)

10.13 Executive Severance Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)

LodgeNet Entertainment Corporation	37	Form 10-K 2003

10.14 Employment Agreement between the Company and Gary H. Ritondaro dated March 1, 2001 (10)

10.15 Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (11)

10.16 Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (12)

10.17 Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (12)

10.18 First Amendment to Credit Agreement, dated August 19, 2002, by and between LodgeNet Entertainment Corporation and Canadian Imperial Bank, as Administrative Agent for the Lenders named therein (13)

10.19 Employment Agreement between the Company and Scott C. Petersen dated September 23, 2002 (14)

10.20 Employment Agreement between the Company and Stephen D. McCarty dated March 01, 2003 (15)

10.21 Executive Severance Agreement between the Company and Stephen D. McCarty dated March 1, 2003 (15)

10.22 Employment Agreement between the Company and Steven Pofahl dated March 01, 2003 (15)

10.23 Executive Severance Agreement between the Company and Steven Pofahl dated March 1, 2003 (15)

10.24 Employment Agreement between the Company and Steven D. Truckenmiller dated March 01, 2003 (15)

10.25 LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (16)

10.26 2003 Plan Form of Stock Option Agreement for Non-Employee Directors

10.27 2003 Plan Form of Incentive Stock Option Agreement for Key Employees

10.28 Second Amendment to Credit Agreement dated June 13, 2003 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein

10.29 Third Amendment to Credit Agreement dated January 13, 2004 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein

10.30 Amendments, dated December 12, 2001, October 11, 2002, April 28, 2003 and February 6, 2004 of Confidential License Agreement for Use of Nintendo Video Game Systems with Hotel Entertainment System, dated May 12, 1998, between LodgeNet Entertainment Corporation and Nintendo of America Inc. †

12.1 Statement of computation of ratios

21.1 Subsidiaries of the Company

23.1 Consent of Independent Public Accountants

31.1 Rule 13a-14(a)/15d-14(a) Certifications

32.1 Section 1350 Certifications

†Confidential Treatment has been requested with respect to certain portions of these agreements.

LodgeNet Entertainment Corporation	38	Form 10-K 2003

(1)  Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)  Incorporated by Reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, October 13, 1993. (File No. 033-67676).

(3)  Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission, March 25, 1994. (File No. 000-22334).

(4)  Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the Securities and Exchange Commission, August 14, 1995. (File No. 000-22334).

(5)  Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995. (File No. 000-22334).

(6)  Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, March 17, 1997. (File No. 000-22334).

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

(12)  Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 15, 2002.

(13)  Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 20, 2002.

(14)  Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, November 13, 2002.

(15)  Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, March 20, 2003.

(16)  Incorporated by Reference to the Company’s 2003 Definitive Proxy Statement, as filed with the Securities and Exchange Commission, April 7, 2003.

(17)  Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, June 19, 2003.

LodgeNet Entertainment Corporation	39	Form 10-K 2003

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 12, 2004.

LodgeNet Entertainment Corporation

By:	/s/ Scott C. Petersen

Scott C. Petersen,
President, Chief Executive Officer and
Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 12, 2004.

Signature	Title	Date

/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2004

/s/ Gary H. Ritondaro Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 12, 2004

/s/ R. Douglas Bradbury R. Douglas Bradbury	Director	March 12, 2004

/s/ Lawrence Flinn, Jr. Lawrence Flinn, Jr.	Director	March 12, 2004

/s/ Richard R. Hylland Richard R. Hylland	Director	March 12, 2004

/s/ R. F. Leyendecker R. F. Leyendecker	Director	March 12, 2004

/s/ Jarl Mohn Jarl Mohn	Director	March 12, 2004

/s/ Scott H. Shlecter Scott H. Shlecter	Director	March 12, 2004

LodgeNet Entertainment Corporation	40	Form 10-K 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Entertainment Corporation and Subsidiaries

LodgeNet Entertainment Corporation	F-1	Form 10-K 2003

Report of Independent Auditors

To the Board of Directors and Stockholders
of LodgeNet Entertainment Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2003 and 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for the year then ended prior to the revision discussed in note 19, Loss on Early Retirement of Debt, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed above, the financial statements of LodgeNet Entertainment Corporation as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in note 19, Loss on Early Retirement of Debt, these financial statements have been revised to include the reclassification required by SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, which was adopted by the Company during the year ended December 31, 2002. We audited the reclassification in 2001 related to the adoption of SFAS 145 as described in the Summary of Significant Accounting Policies note. In our opinion, the reclassification for 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassification, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 3, 2004

LodgeNet Entertainment Corporation	F-2	Form 10-K 2003

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

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

*     The 2001 and 2000 consolidated balance sheets and the 2000 and 1999 consolidated statements of operations, stockholders’ equity (deficit) and cash flows are not required to be presented in the 2003 annual report.

LodgeNet Entertainment Corporation	F-3	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$2,772	$1,107
Accounts receivable, net	28,150	28,373
Prepaid expenses and other	3,233	3,772

Total current assets	34,155	33,252

Property and equipment, net	227,037	243,656
Debt issuance costs, net	11,036	7,443
Intangible assets, net	8,270	12,042
Other assets	2,770	1,691

	$283,268	$298,084

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$15,012	$12,812
Current maturities of long-term debt	8,638	9,320
Accrued expenses	12,697	12,977
Deferred revenue	3,918	3,371

Total current liabilities	40,265	38,480

Long-term debt	359,610	344,470
Other long-term liability	3,999	4,995
Derivative instruments	8,396	11,443

Total liabilities	412,270	399,388

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 12,722,267 and 12,431,149 shares outstanding at December 31, 2003 and 2002, respectively	127	124
Additional paid-in capital	155,163	153,363
Accumulated deficit	(276,567)	(241,515)
Accumulated other comprehensive loss	(7,725)	(13,276)

Total stockholders’ equity (deficiency)	(129,002)	(101,304)

	$283,268	$298,084

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-4	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Guest Pay	$243,732	$226,238	$206,001
Other	6,417	8,752	10,894

Total revenues	250,149	234,990	216,895

Direct costs:
Guest Pay	108,916	96,043	85,288
Other	3,031	4,739	6,802

Total direct costs (exclusive of other operating expenses shown separately below)	111,947	100,782	92,090

Gross profit (exclusive of other operating expenses shown separately below)	138,202	134,208	124,805

Operating expenses:
Guest Pay operations	31,597	30,207	28,698
Selling, general and administrative	21,646	22,108	20,979
Depreciation and amortization	78,459	75,918	66,008

Total operating expenses	131,702	128,233	115,685

Operating income	6,500	5,975	9,120

Investment gains (losses)	250	872	(2,790)
Litigation settlements	—	(2,700)	—
Loss on early retirement of debt	(7,061)	—	(2,091)
Interest expense	(34,239)	(33,037)	(30,306)
Other income (expense), net	(43)	314	348

Loss before income taxes	(34,593)	(28,576)	(25,719)
Provision for income taxes	(459)	(550)	(689)

Net loss	$(35,052)	$(29,126)	$(26,408)

Net loss per common share (basic and diluted)	$(2.80)	$(2.35)	$(2.16)

Weighted average shares outstanding (basic and diluted)	12,512,725	12,378,678	12,248,301

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-5	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Dollar amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total

Balance, December 31, 2000	12,212,039	$122	$150,663	$(185,981)	$(1,230)	$(36,426)
Common stock option activity	72,959	1	793	—	—	794
Warrants issued (Note 13)	—	—	534	—	—	534
Comprehensive loss:
Net loss	—	—	—	(26,408)	—
Foreign currency translation adjustment	—	—	—	—	(693)
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	(1,287)
Unrealized gain (loss) on derivative instruments	—	—	—	—	(4,082)
Comprehensive loss	—	—	—	—	—	(32,470)

Balance, December 31, 2001	12,284,998	$123	$151,990	$(212,389)	$(7,292)	$(67,568)
Common stock option activity	146,151	1	1,030	—	—	1,031
Warrants issued (Note 13)	—	—	343	—	—	343
Comprehensive loss:
Net loss	—	—	—	(29,126)	—
Foreign currency translation adjustment	—	—	—	—	89
Unrealized gain (loss) on derivative instruments	—	—	—	—	(6,073)
Comprehensive loss	—	—	—	—	—	(35,110)

Balance, December 31, 2002	12,431,149	$124	$153,363	$(241,515)	$(13,276)	$(101,304)
Common stock option activity	291,118	3	1,399	—	—	1,402
Warrants issued (Note 13)	—	—	401	—	—	401
Comprehensive loss:
Net loss	—	—	—	(35,052)	—
Foreign currency translation adjustment	—	—	—	—	2,504
Unrealized gain (loss) on derivative instruments	—	—	—	—	3,047
Comprehensive loss	—	—	—	—	—	(29,501)

Balance, December 31, 2003	12,722,267	$127	$155,163	$(276,567)	$(7,725)	$(129,002)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-6	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(35,052)	$(29,126)	$(26,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,459	75,918	66,008
Investment (gains) losses	(250)	(872)	2,790
Loss on early retirement of debt	2,477	—	2,091
Change in operating assets and liabilities:
Accounts receivable	499	(1,684)	(212)
Prepaid expenses and other	580	(844)	1,080
Accounts payable	2,120	(1,694)	1,435
Accrued expenses and deferred revenue	(162)	2,208	(86)
Other	(108)	(137)	(221)

Net cash provided by operating activities	48,563	43,769	46,477

Investing activities:
Property and equipment additions	(52,868)	(72,115)	(78,386)
Proceeds from sale of investments	—	—	1,393
Note receivable advances	(1,000)	—	—
Proceeds from (investments in) affiliates, net	250	1,407	(1,002)

Net cash used for investing activities	(53,618)	(70,708)	(77,995)

Financing activities:
Proceeds from long-term debt	200,000	—	150,000
Repayment of long-term debt	(158,301)	(7,542)	(81,428)
Payment of capital lease obligations	(1,052)	(707)	(498)
Borrowings under revolving credit facility	30,500	40,000	27,000
Repayments of revolving credit facility	(57,500)	(6,000)	(61,000)
Debt issuance costs	(7,902)	(269)	(5,829)
Exercise of stock options	1,402	1,031	794
Payment of other long-term liability	(779)	—	—

Net cash provided by financing activities	6,368	26,513	29,039

Effect of exchange rates on cash	352	5	(52)

Increase (decrease) in cash and cash equivalents	1,665	(421)	(2,531)
Cash and cash equivalents at beginning of period	1,107	1,528	4,059

Cash and cash equivalents at end of period	$2,772	$1,107	$1,528

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-7	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — The Company

LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada, as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services, which are designed to make their stay more enjoyable, productive and convenient. As of December 31, 2003, the Company provided television services to approximately 5,800 hotel properties serving nearly one million rooms.

The Company’s operating performance and outlook are strongly influenced by such factors as hotel occupancy levels and economic conditions in the lodging industry, the number of hotel rooms equipped with the Company’s interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

The rapid growth of the Company’s business has historically required capital resources in excess of operating cash flows. The Company believes that its operating cash flows and borrowings available under its Credit Facility will be sufficient to fund the Company’s future growth plans, financing obligations and its negative working capital. However, if operating cash flows are significantly below the amount anticipated in its current business plan, the Company would cover the short fall through any combination of additional borrowings available under its current Credit Facility, a reduction in capital spending and/or a reduction in operating expenses.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company had significant influence, but not effective control generally represented by common stock ownership of at least 20% but not more than 50%, have been accounted for using the equity method of accounting for an investment.

Foreign Currency Translation - The assets and liabilities of the Company’s Canadian subsidiary were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates during the periods.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. Actual results could differ from those estimates.

Long-Lived Assets - The Company reviews the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

LodgeNet Entertainment Corporation	F-8	Form 10-K 2003

Property and Equipment — The Company’s property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment, related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to Guest Pay operations as incurred. The Company begins depreciating Guest Pay and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. The Company attributes no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years

Buildings	30
Guest Pay systems:
Installed system costs	2 - 7
Customer acquisition costs	5 - 7
System components	5 - 7
Software costs	3 - 5
Other equipment	3 - 10

Allowance for Excess or Obsolete System Components — The Company regularly evaluates component levels to ascertain build requirements based on its backlog and service requirements based on its current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within its current installed base, the Company records a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements. The Company makes every effort to ensure the accuracy of its forecasts of service requirements and future production, however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

Software Development — The Company has capitalized certain costs of developing software for its Guest Pay systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $1,993,000, $2,705,000 and $1,152,000 during the years ended December 31, 2003, 2002 and 2001, respectively, and amortization of such costs was $2,471,000, $1,896,000 and $1,529,000, respectively. The Company charged $671,000, $814,000, and $842,000 to operations for each of the years presented related to research and development activities.

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

The Company’s Guest Pay revenue consists of services that are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, video games, Internet on television (which does not require a laptop), and television on-demand programs. Guest Pay packages may also include additional satellite-delivered basic and premium television, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge. In addition, the Company provides high-speed laptop Internet access services that hotels can also provide to their guests. The primary direct costs of providing Guest Pay interactive services are (i) license fees based on a percent of guest-generated revenue paid to studios for non-exclusive distribution rights to recently-released major motion pictures; (ii) nominal one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences; (iii) license fees based on a percent of guest-generated revenue for television on demand, music, music videos and video games; (iv) fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming; (v) Internet connectivity costs; and (vi) the commission retained by the hotel. Guest Pay operating

LodgeNet Entertainment Corporation	F-9	Form 10-K 2003

expenses include costs of system maintenance and support, programming delivery and distribution, data retrieval, insurance, and personal property taxes.

Concentration of Credit Risks and Customer Data — The Company derives virtually all of its revenue from entities in the lodging industry. During 2003, hotels owned, managed or franchised by Hilton Hotels Corporation (Hilton) represented approximately 12.5% of the Company’s consolidated revenue. The loss of this hotel chain customer could have a material adverse effect on the Company’s results of operations and financial condition.

Allowance for Doubtful Accounts — The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by the hotel for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense. The allowance for doubtful accounts was $300,000 at December 31, 2003 and 2002. The provision for doubtful accounts was $313,000 in 2003, $754,000 in 2002, which included $471,000 of uncollectible receivables from the termination of InnMedia, and $148,000 in 2001.

Derivative Financial Instruments — The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In August 2003, the Company entered into a $50 million interest rate swap agreement, which expires in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. The swap agreement has been designated as, and meets the criteria for, a fair value hedge. In addition, the Company had existing interest rate swap agreements on $100 million of long-term debt, of which $50 million expires in December 2005 and $50 million expires in March 2006, to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges. The Company is required by its bank Credit Facility to have a minimum of 50% of its term loan balance covered under interest rate swap arrangements and cannot exceed $150 million in swap agreements. The Company does not utilize these instruments for speculative or trading purposes. Net amounts paid or received are reflected as adjustments to interest expense.

Income Taxes — The Company accounts for income taxes under the liability method, in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

LodgeNet Entertainment Corporation	F-10	Form 10-K 2003

	Unrealized	Foreign	Accumulated
	Gain (Loss) on	Currency	Other
	Derivative	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)

Balance, December 31, 2000	$—	$(1,230)	$(1,230)
Change during period	(5,369)	(693)	(6,062)

Balance, December 31, 2001	(5,369)	(1,923)	(7,292)
Change during period	(6,073)	89	(5,984)

Balance, December 31, 2002	(11,442)	(1,834)	(13,276)
Change during period	3,047	2,504	5,551

Balance, December 31, 2003	$(8,395)	$670	$(7,725)

Earnings Per Share Computation — The Company follows SFAS No. 128, “Earnings Per Share” which requires the computation and disclosure of basic and diluted earnings per share (EPS). Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

The loss per common share for the three years ended December 31, 2003, 2002 and 2001, is based on 12,512,725, 12,378,678 and 12,248,301 weighted average shares outstanding during the respective periods. Weighted average options to purchase 2,858,237, 2,612,861, and 2,261,948 shares of common stock and warrants to purchase 2,122,000, 2,059,000, and 2,004,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

Stock-based Compensation — The Company measures compensation costs associated with its stock option plans using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value method at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the years ended December 31 (in thousands of dollars, except per share amounts):

	2003	2002	2001

Net loss, as reported	$(35,052)	$(29,126)	$(26,408)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(3,839)	(4,385)	(2,924)

Net loss, pro forma	$(38,891)	$(33,511)	$(29,332)

Loss per share (basic and diluted)
As reported	$(2.80)	$(2.35)	$(2.16)
Pro forma	(3.11)	(2.71)	(2.39)

Note 12 to the consolidated financial statements contain the significant assumptions used in determining the underlying fair value of options.

Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $34,636,000, $33,059,000, and $32,076,000 during the years ended December 31, 2003, 2002, and 2001, respectively. Equipment acquired under capital lease arrangements totaled $785,000, $2,208,000, and $1,100,000 during the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, 2002 and 2001, the Company issued 65,808, 48,042 and 48,156 stock purchase warrants valued at $401,000, $343,000 and $534,000,

LodgeNet Entertainment Corporation	F-11	Form 10-K 2003

respectively to Hilton Hotels Corporation (Hilton) to acquire rights to deliver interactive television services in Hilton hotels.

Effect of Recently Issued Accounting Standards — In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provide for additional transition methods, were effective for periods beginning after December 15, 2002, although earlier application was permitted. Certain disclosure amendments were required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements were required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement and had no impact to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and is effective immediately for all variable interest entities created after January 31, 2003. The Company does not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on the Company’s financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatory redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise it was generally effective on July 1, 2003. The adoption of this statement had no impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 were effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on the Company’s consolidated financial position or results of operations.

LodgeNet Entertainment Corporation	F-12	Form 10-K 2003

Note 3 — Investments

Gamet and PointOne — In the first quarter of 2003, the Company entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (“PointOne”). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of the Company’s intellectual property. The Company entered into a technology licensing agreement with PointOne, for which the Company received a 37.5% equity interest in PointOne, which could be diluted to less than 20% under certain circumstances. The Company’s contribution consisted of the license of certain technology rights to PointOne, and accordingly did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne.

Other than the non-exclusive and non-transferable rights to utilize the Company’s licensed technology, the Company did not provide additional funding nor was the Company obligated or committed to providing any current and future funds to PointOne. The Company also reserved the right to terminate its technology licensing agreement if PointOne did not attain a specified level of funding by September of 2003. PointOne raised $850,000 in financing from private investors. However, PointOne was not able to obtain additional funds through permanent equity financing or other sources. In May 2003, PointOne’s operations were suspended. The parties are currently in dispute regarding the ultimate disposition of PointOne and its technology. During the second quarter, the Company provided certain services to PointOne for which the Company invoiced approximately $100,000. This amount due from PointOne was fully reserved as a bad debt expense during the second quarter of 2003.

During the first quarter of 2003, the Company advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The note was due and payable on April 18, 2003. On July 2, 2003, the Company filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against Steve and Margaret Urie (the “Uries”) Gamet’s principal owners demanding payment of the promissory note. On August 12, 2003, the defendants submitted an answer denying liability on the Note. Gamet also asserted a counterclaim against LodgeNet alleging that LodgeNet’s failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between LodgeNet and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. It is expected that the various bankruptcy cases will be consolidated for court management and trustee administration purposes into one case. As a result of the bankruptcy filings, LodgeNet’s claims against the Uries and Gamet are stayed. Based on the Company’s current expectation, collection on the Note is expected to begin in 2005 and complete by 2008.

InnMedia LLC — In 2000, the Company entered into an arrangement with Hilton Hotels Corporation (“Hilton”) to form a new broadband, interactive media company, InnMedia LLC (InnMedia). InnMedia provided hotel guests new and innovative interactive television content through Internet on television as well as customized hotel and guest information. Under this arrangement, InnMedia supplied Internet portal and interactive television content to LodgeNet for distribution to subscribing hotels using LodgeNet’s broadband, interactive system for which it paid LodgeNet a fee for the use of LodgeNet’s system. The arrangement included $5 million in financing from LodgeNet and $5 million in financing from Hilton to fund start-up and near-term operating costs. The Company had a 47.5% equity interest in InnMedia and accounted for its investment using the equity method of accounting. For the year ended December 31, 2001, the Company recorded an equity loss of $2.6 million.

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

LodgeNet Entertainment Corporation	F-13	Form 10-K 2003

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

Effective July 31, 2002, the Company and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and the Company mutually released their claims against each other, and the lawsuit filed by InnMedia against the Company was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, the Company contributed $252,000 for its share of pre-dissolution operating costs and recorded this amount as an equity loss in the same period. For the year ended December 31, 2002, the Company recorded an equity loss of $419,000. In 2003, InnMedia was fully dissolved with no additional funding required to cover dissolution expenses.

ResNet Merger/GICC Investment - In November 1998, the operations of the Company’s majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. The Company contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. The Company accounted for its investment in GICC using the equity method of accounting and recorded a loss of $183,000 for the year ended 2001. In the second quarter of 2001, the Company transferred its equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, the Company recovered the full amount of its receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. The Company received the final proceeds in 2003 and recorded an investment gain of $250,000.

Note 4 — Fair Value of Financial Instruments

Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets (Liabilities):
Interest rate swaps	$(8,396)	$(8,396)	$(11,443)	$(11,443)
Other long-term liability	$(3,999)	$(3,999)	$(4,995)	$(4,995)
Long-term debt	$(368,248)	$(387,328)	$(353,790)	$(347,070)

Fair values were determined under the following methods: interest rate swaps - quoted amount the Company would pay to terminate the swap agreements, considering current interest rates; other long-term liability — present value of future cash flows using the Company’s current interest rates; and long-term debt — interest rates currently available to the Company for debt with similar terms and maturities. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

LodgeNet Entertainment Corporation	F-14	Form 10-K 2003

Note 5 — Property and Equipment

Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2003	2002

Land, building and equipment	$76,519	$73,152
Free-to-guest systems	30,990	28,160
Guest Pay systems:
Installed system costs	428,757	403,366
Customer acquisition costs	47,095	43,291
System components	27,674	28,867
Software costs	19,217	17,224

Total	630,252	594,060
Less - Depreciation and amortization	(403,215)	(350,404)

Property and equipment, net	$227,037	$243,656

Note 6 — Debt Issuance Costs

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. The Company capitalized $7,902,000, $269,000 and $5,829,000 of debt issuance costs during the years ended December 31, 2003, 2002 and 2001, respectively. Unamortized debt issuance costs of $2,091,000 and $2,477,000 were written off in 2003 and 2001, respectively resulting in a loss on early retirement of debt (see Note 19). Amortization of the debt issuance costs was $1,831,000 in 2003, $2,002,000 in 2002, and $1,178,000 in 2001. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2003	2002

Debt issuance costs	$14,812	$13,851
Accumulated amortization	(3,776)	(6,408)

	$11,036	$7,443

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

In July 2002, the Company expanded its master services agreement with Hilton Hotels Corporation and acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout the Company’s entire room base. As consideration, the Company agreed to pay Hilton $5.8 million, on a present value basis, over a five-year period. Approximately $5.8 million has been capitalized within intangible assets and is being amortized on a straight-line basis over its estimated useful life of five years.

LodgeNet Entertainment Corporation	F-15	Form 10-K 2003

The Company has the following intangible assets at December 31 (in thousands of dollars):

	2003		2002

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Assets subject to amortization:
Acquired technology	$14,291	$10,406	$14,291	$7,892
Acquired intangibles	5,774	1,636	5,774	481
Other	539	292	539	189

	$20,604	$12,334	$20,604	$8,562

The Company recorded amortization expense of $3,772,000, $2,548,000 and $2,451,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company estimates amortization expense for the years ended December 31, as follows: 2004 — $3,631,000; 2005 — $2,602,000; 2006 - $1,307,000; 2007 — $673,000. The future amortization expense is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Note 8 — Accrued Expenses

Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2003	2002

Accrued taxes	$3,160	$3,143
Accrued compensation	4,049	3,699
Accrued interest	1,559	1,956
Other	3,929	4,179

	$12,697	$12,977

Note 9 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2003	2002

Bank Credit Facility:
Bank term loan	$146,625	$148,125
Revolving credit facility	7,000	34,000
9.50% senior notes	200,000	—
10.25% senior notes	—	150,000
11.50% senior notes	12,000	18,000
Less unamortized discount	(82)	(186)
Capital leases	2,705	3,050
Other	—	801

	368,248	353,790
Less current maturities	(8,638)	(9,320)

	$359,610	$344,470

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility that may be increased to $100 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 4.00%. In January 2004, the term loan was amended to define the interest rate to be (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin of 3.50%. The term loan interest rate as of December 31, 2003 was 5.16%. The revolving credit facility matures in August 2007 and borrowings under the credit facility

LodgeNet Entertainment Corporation	F-16	Form 10-K 2003

bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. The weighted average interest rate of the revolving credit facility as of December 31, 2003, was 5.86%. Loans under the Credit Facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of December 31, 2003, the Company had outstanding letters of credit totaling $1.5 million.

The facility includes terms and conditions which require compliance in accordance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. In June 2003, the Company received consent to offer the 9.50% senior subordinated notes described below, and amended its existing bank Credit Facility. The amendment modified the covenants for maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The allowable maximum consolidated total leverage ratio increased from 4.5 to 5.0 until the end of the fourth quarter 2003 at which time, the ratio steps down to 4.75 times for the first two quarters of 2004 and to 4.5 times for the last two quarters of 2004. The minimum consolidated interest coverage ratio change from 2.25 to 2.50 was deferred from the third quarter 2004 until the first quarter 2005. As of December 31, 2003, the Company’s leverage and interest coverage ratios were 4.39 and 2.44, respectively. Upon refinancing of the 10.25% Notes, the Company, at its sole discretion and without the payment of any additional costs, expenses or fees, extended the maturity dates of the term loan and the revolver loan from June 2006 to August 2008 and August 2007, respectively. The Company was in compliance with all covenants, terms and conditions of the bank Credit Facility.

9.50% Senior Notes — In June 2003, the Company issued $200 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.25% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35 million of the proceeds were used to pay all outstanding amounts under the Company’s Credit Facility. The remaining proceeds of approximately $2.7 million were placed in cash for use in funding general corporate purposes.

The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments, commencing December 15, 2003, and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2003, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

LodgeNet Entertainment Corporation	F-17	Form 10-K 2003

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). The 11.50% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. Annual principal payments of $6 million commenced in July 2001 and continue through July 2005. The 11.50% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions in respect to capital stock. As of December 31, 2003, the Company was in compliance with all covenants, terms, and conditions of the 11.50% Notes.

The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes.

Capital Leases — As of December 31, 2003, the Company has total capital lease obligations of $2,705,000. Equipment acquired under capital lease arrangements totaled $785,000, $2,208,000, and $1,100,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

Long-term debt has the following scheduled principal maturities for the years ended December 31 (in thousands of dollars): 2004 — $8,638; 2005 — $8,296; 2006 - $2,083; 2007 — $8,604; 2008 — $140,625, beyond 2008 — $200,000.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 10 — Commitments and Contingencies

Programming Agreements — The Company obtains non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For its television on-demand programming, the Company obtains rights to release television on-demand content for which the Company pays a predetermined percentage of gross revenue or a one-time fixed fee. The Company obtains independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. The Company also obtains non-exclusive rights to digital music content through an agreement with a third party vendor, whereby the Company pays a predetermined percentage of the gross revenue from the music service. The Company obtains its selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, the Company pays a monthly fee based on revenue generated from Nintendo video game services. These agreements contain various restrictions, including default and termination procedures.

Purchase Commitments — The Company has purchase commitments in the ordinary course of business, none of which are expected to result in losses.

Operating Leases — The Company has entered into certain operating leases, which at December 31, 2003, require future minimum lease payments, as follows: 2004 — $499,000; 2005 — $441,000; 2006 — $362,000; 2007 — $234,000; 2008 — $126,000; 2009 — $42,000. The leases expire at dates ranging from 2004 to 2009. Rental expense under all operating leases was $654,000, $591,000, and $536,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Hilton Agreement — Effective July 31, 2002, the Company expanded its master services agreement with Hilton Hotels Corporation. The Company acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout the Company’s entire room base. As consideration, the Company agreed to pay Hilton $5.8 million, on a present value basis, over a five-year period (see Note 7).

Legal Proceedings — The Company is subject to legal proceedings and claims arising in the ordinary course of its businesses. As of the date hereof, in the opinion of management, it is remote that the resolution of such matters will have a material adverse effect on the Company’s financial position, results of operations, or cashflows.

LodgeNet Entertainment Corporation	F-18	Form 10-K 2003

Note 11 — Stockholders’ Equity

Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

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

Note 12 — Stock Option Plans

The Company has stock options plans that provide for the granting of up to 4,876,792 non-qualified or incentive stock options on the Company’s common stock. Certain officers, directors and key employees have been granted options to purchase common stock of the Company under these plans. Stock options issued under the plans generally have an exercise price equal to the fair market value on the date of grant. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. Options totaling 4,700 expired as of December 31, 2003, and outstanding options expire beginning in 2004 through 2013. The following is a summary of the stock option activity for the years ended December 31:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2000	2,274,002	$13.32
Options granted	485,284	16.61
Options exercised	(72,959)	10.86
Options forfeited/canceled	(86,350)	17.87

Balance at December 31, 2001	2,599,977	13.81
Options granted	493,345	12.06
Options exercised	(146,151)	7.06
Options forfeited/canceled	(14,000)	18.23

Balance at December 31, 2002	2,933,171	13.83
Options granted	89,965	12.02
Options exercised	(291,118)	6.03
Options forfeited/canceled	(79,357)	10.24

Balance at December 31, 2003	2,652,661	$14.73

LodgeNet Entertainment Corporation	F-19	Form 10-K 2003

The following is a summary of stock options outstanding as of December 31, 2003:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Term	Exercise		Exercise
Price Range	Number	in Years	Price	Number	Price

$ 2.77 to $ 3.23	14,395	1.0	3.23	14,395	3.23
$ 6.46 to $ 9.79	214,366	3.1	8.81	199,866	8.84
$10.19 to $13.77	979,725	5.9	11.04	756,475	11.28
$14.00 to $15.84	427,300	6.5	15.70	318,492	15.74
$16.00 to $17.50	511,875	7.0	16.52	296,891	16.55
$18.08 to $24.64	505,000	6.6	22.07	434,750	21.87

	2,652,661	6.1	$14.73	2,020,869	$14.74

The weighted average fair value of options granted during the year ended December 31 was as follows:

	2003	2002	2001

Weighted average fair value per option granted	$6.30	$6.50	$9.05

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate - 2.97% in 2003, 3.82% in 2002, and 4.55% in 2001; (iii) weighted average expected life - 5.0 years, and (iv) weighted average expected volatility - 59.0% in 2003, 59.0% in 2002, and 58.8% in 2001.

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

On October 9, 2000, the Company entered into an agreement with Hilton to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares relate to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares relate to hotels franchised through Hilton and will vest on a per room basis as LodgeNet obtains contracts for delivery of services to these hotels. The Company followed EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares will be measured and similarly accounted for upon delivery of the related room contracts. During 2003, 2002 and 2001, 65,808, 48,042 and 48,156 of these warrant shares were issued with a fair value of $401,000, $343,000 and $534,000, respectively, and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life.

LodgeNet Entertainment Corporation	F-20	Form 10-K 2003

Note 14 — Employee Benefit Plans

The Company sponsors defined contribution plans covering eligible employees. The plans provide for employer contributions based primarily on the level of employee participation. Contribution expense for the Company was $780,000, $667,000, and $743,000, in 2003, 2002, and 2001, respectively.

Note 15 — Income Taxes

Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2003	2002	2001

Domestic	$(33,031)	$(28,080)	$(25,675)
Foreign	(1,562)	(496)	(44)

Total	$(34,593)	$(28,576)	$(25,719)

The provisions for income taxes of $459,000 in 2003, $550,000 in 2002, and $689,000 in 2001, consist of current state taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$61,107	$52,465
Losses of unconsolidated affiliates	55	55
Reserves and accruals	1,042	1,115
Deferred credits	1,332	1,146
Book over tax depreciation	2,515	1,705

Deferred tax assets	66,051	56,486
Valuation allowance	(66,051)	(56,486)

Net deferred taxes	$—	$—

The Company has net operating loss carryforwards of approximately $179 million for federal income tax purposes. Such carryforwards expire beginning in 2004 through 2018, and federal tax regulations limit the availability and timing of usage of carryforwards. Net operating loss carryforwards expiring in the next five years are as follows: (in thousands of dollars): 2004 — $1,897; 2005 - $3,428; 2006 — $3,437; 2007 — $3,748; 2008 — $3,751. The Company established the valuation allowance for deferred tax assets after considering its historical financial performance, existing deferred tax liabilities, and certain information about future years.

Note 16 — Other Related Party Transactions

The Company has $1.1 million, principle amount, in outstanding advances to a former officer as of December 31, 2003. The advances were made in 2000 and 2001 under the terms of a promissory note. Interest is payable monthly at the rate applicable to the Company under its Credit Facility. Shares of the Company’s stock held by the former officer and a mortgage on real property collateralize the note. In February 2004, the Company received a payment of $567,000 from the former officer. It is expected that the remaining principle amount will be paid during 2004.

LodgeNet Entertainment Corporation	F-21	Form 10-K 2003

Note 17 — Segment Information

The Company operates in one business segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2003	2002	2001

United States	$239,364	$223,427	$203,911
Canada	10,016	9,655	9,951
Other	769	1,908	3,033

Total	$250,149	$234,990	$216,895

Long-lived assets by country based on the location of the asset were as follows at December 31 (in thousands of dollars):

	2003	2002

United States	$216,182	$232,874
Canada	10,855	10,782

Total	$227,037	$243,656

Note 18 — Litigation Settlements

During 2002, the Company entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, the Company recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge was reported as a litigation expense in the 2002 statement of operations. The Company has paid approximately $2.4 million of the settlement amount as of December 31, 2003, with the balance to be paid in the first half of 2004.

Note 19 — Loss on Early Retirement of Debt

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. In connection with the adoption, the Company reclassified the $2.1 million of other expense — loss on early retirement of its 1999 bank Credit Facility, which was recorded in the third quarter of 2001 as an extraordinary item, as a separate line below operating income in the Company’s consolidated statement of operations. In June 2003, the Company redeemed its 10.25% Notes due December 15, 2006 in conjunction with the issuance of the 9.50% Notes. As a result of this early redemption, the Company incurred call and tender premiums, and related expenses, in the amount of $4.6 million and wrote off unamortized debt issuance costs of $2.5 million.

LodgeNet Entertainment Corporation	F-22	Form 10-K 2003

Note 20 — Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ending	Ending	Ending	Ending
	March 31,	June 30,	September 30,	December 31,

2002:
Revenues	$55,009	$58,700	$63,660	$57,621
Gross profit (exclusive of other operating expenses) (1)	32,554	33,745	35,879	32,030
Net loss (2)	(6,665)	(5,701)	(5,512)	(11,248)
Per common share	$(.54)	$(.46)	$(.44)	$(.91)

2003:
Revenues	$59,646	$62,404	$67,768	$60,331
Gross profit (exclusive of other operating expenses)	33,050	34,473	36,659	34,020
Net loss	(8,419)	(13,256)	(5,429)	(7,948)
Per common share	$(.68)	$(1.07)	$(.43)	$(.63)

(1)  Gross profit for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, have been changed to reflect reclassifications of operating expenses and nonrecurring charges.

(2)  Net loss for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, include nonrecurring charges of $187,000, $293,000, $335,000, and $1,885,000, respectively, related to the litigation settlements described in Note 19.

LodgeNet Entertainment Corporation	F-23	Form 10-K 2003

Report of Independent Accountants on Schedule

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001.

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

Arthur Andersen LLP

Minneapolis, Minnesota
February 6, 2002

LodgeNet Entertainment Corporation	F-24	Form 10-K 2003

LodgeNet Entertainment Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions
	Balance	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Allowances deducted from related balance sheet accounts:
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$800	$148	$448	$500
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$500	$754	$954	$300
Year Ended December 31, 2003:
Allowance for Doubtful Accounts	$300	$313	$313	$300

LodgeNet Entertainment Corporation	F-25	Form 10-K 2003