Form 10-Q
period 2004-03-31
LODGENET ENTERTAINMENT CORP
filed 2004-05-07
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ].

     At May 3, 2004, there were 13,173,851 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation	From 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

     As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

March 31, 2004	Page 2

LodgeNet Entertainment Corporation	From 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,971	$2,772
Accounts receivable, net	28,610	28,150
Prepaid expenses and other	3,383	3,233

Total current assets	37,964	34,155

Property and equipment, net	221,966	227,037
Debt issuance costs, net	10,954	11,036
Intangible assets, net	7,354	8,270
Other assets	2,658	2,770

	$280,896	$283,268

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$17,311	$15,012
Current maturities of long-term debt	8,591	8,638
Accrued expenses	16,685	12,697
Deferred revenue	4,256	3,918

Total current liabilities	46,843	40,265

Long-term debt	352,018	359,610
Other long-term liability	3,999	3,999
Derivative instruments	10,538	8,396

Total liabilities	413,398	412,270

Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 13,108,530 and 12,722,267 shares outstanding at March 31, 2004 and December 31, 2003, respectively	131	127
Additional paid-in capital	157,803	155,163
Accumulated deficit	(282,783)	(276,567)
Accumulated other comprehensive loss	(7,653)	(7,725)

Total stockholders’ equity (deficiency)	(132,502)	(129,002)

	$280,896	$283,268

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2004	Page 3

LodgeNet Entertainment Corporation	From 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Guest Pay	$62,323	$57,867
Other	1,508	1,779

Total revenues	63,831	59,646

Direct costs:
Guest Pay	27,507	25,744
Other	742	852

Total direct costs (exclusive of other operating expenses shown separately below)	28,249	26,596

Gross profit (exclusive of other operating expenses shown separately below)	35,582	33,050

Operating expenses:
Guest Pay operations	8,138	7,623
Selling, general and administrative	5,705	5,415
Depreciation and amortization	19,668	19,977

Total operating expenses	33,511	33,015

Operating income	2,071	35

Interest expense	(8,223)	(8,389)
Other income	53	64

Loss before income taxes	(6,099)	(8,290)
Provision for income taxes	(117)	(129)

Net loss	$(6,216)	$(8,419)

Net loss per common share (basic and diluted)	$(0.48)	$(0.68)

Weighted average shares outstanding (basic and diluted)	12,979,981	12,431,149

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2004	Page 4

LodgeNet Entertainment Corporation	From 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(6,216)	$(8,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,668	19,977
Change in operating assets and liabilities:
Accounts receivable	(474)	(975)
Prepaid expenses and other	(707)	(83)
Accounts payable	2,304	4,863
Accrued expenses and deferred revenue	3,605	2,115
Other	100	91

Net cash provided by operating activities	18,280	17,569

Investing activities:
Property and equipment additions	(13,201)	(16,180)
Note receivable repayments (advances)	567	(1,000)

Net cash used for investing activities	(12,634)	(17,180)

Financing activities:
Repayment of long-term debt	(375)	(1,176)
Payment of capital lease obligations	(279)	(234)
Borrowings under revolving credit facility	4,000	1,000
Repayments of revolving credit facility	(11,000)	—
Debt issuance costs	(367)	—
Proceeds from sale of interest rate swap	3,052	—
Exercise of stock options	2,515	—

Net cash used for financing activities	(2,454)	(410)

Effect of exchange rates on cash	7	102

Increase in cash and cash equivalents	3,199	81
Cash and cash equivalents at beginning of period	2,772	1,107

Cash and cash equivalents at end of period	$5,971	$1,188

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2004	Page 5

LodgeNet Entertainment Corporation	From 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2003, as filed with the Commission. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	March 31,	December 31,
	2004	2003
Land, building and equipment	$76,510	$76,519
Free-to-guest equipment	31,443	30,990
Guest Pay systems:
Installed system costs	431,292	428,757
Customer acquisition costs	47,710	47,095
System components	28,678	27,674
Software costs	19,467	19,217

Total	635,100	630,252
Less — depreciation and amortization	(413,134)	(403,215)

Property and equipment, net	$221,966	$227,037

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

March 31, 2004	Page 6

LodgeNet Entertainment Corporation	From 10-Q

The loss per common share for the three months ended March 31, 2004 and 2003, is based on 12,979,981 and 12,431,149 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of March 31, 2004 and 2003, the number of potential common shares was approximately 4,570,000 and 4,946,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock, and warrants.

Note 4 — Stock-Based Compensation

The Company measures compensation costs associated with its stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value methodology at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the periods ended March 31 (in thousands of dollars, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(6,216)	$(8,419)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(83)	(79)
Less: stock based employee compensation expense included in reported net loss	(57)

Net loss, pro forma	$(6,242)	$(8,498)

Loss per share (basic and diluted)
As reported	$(0.48)	$(0.68)
Pro forma	(0.48)	(0.68)

In January 2004, the Company awarded 22,500 shares of restricted stock to executive officers of the Company. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As result of this transaction, the Company recorded $30,000 as compensation expense during the period ended March 31, 2004.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003
Accrued taxes	$3,169	$3,160
Accrued compensation	3,668	4,049
Accrued interest	6,204	1,559
Other	3,644	3,929

	$16,685	$12,697

March 31, 2004	Page 7

LodgeNet Entertainment Corporation	From 10-Q

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	March 31,	December 31,
	2004	2003
Bank Credit Facility:
Bank term loan	$146,250	$146,625
Revolving credit facility	—	7,000
9.50% senior notes	200,000	200,000
11.50% senior notes	12,000	12,000
Less unamortized discount	(61)	(82)
Capital leases	2,420	2,705

	360,609	368,248
Less current maturities	(8,591)	(8,638)

	$352,018	$359,610

Bank Credit Facility — On August 29, 2001, the Company entered into a $225 million bank credit facility, comprised of a $150 million term loan and a $75 million revolving credit facility that may be increased to $100 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, the Company and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, the Company and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of March 31, 2004 was 4.61%. The revolving credit facility matures in August 2007 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. As of March 31, 2004, there were no amounts outstanding under the revolving credit facility. Loans under the credit facility are collateralized by a first priority security interest in all of the Company’s assets.

The facility provides for the issuance of letters of credit up to $10 million, subject to customary terms and conditions. As of March 31, 2004, the Company had outstanding letters of credit totaling $1.5 million.

The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of March 31, 2004, the Company’s maximum consolidated leverage ratio and minimum consolidated interest coverage ratio were 4.20 and 2.51, respectively, versus covenant ratios of 4.50 and 2.25, respectively. In addition, the Company was in compliance with all covenants, terms and conditions of the bank credit facility.

9.50% Senior Notes — In June 2003, the Company issued $200 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2004, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

March 31, 2004	Page 8

LodgeNet Entertainment Corporation	From 10-Q

11.50% Senior Notes — During 1995, the Company issued $30 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). The 11.50% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. Annual principal payments of $6 million commenced in July 2001 and continue through July 2005. The 11.50% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions with respect to capital stock. As of March 31, 2004, the Company was in compliance with all covenants, terms, and conditions of the 11.50% Notes.

The Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. On January 23, 2004, John Hancock, a holder of the 11.50% Notes, exercised 240,000 warrants using the cashless method as provided for by the 11.50% Notes which resulted in the Company issuing 150,256 shares of common stock.

Capital Leases — As of March 31, 2004, the Company has total capital lease obligations of $2,420,000. Equipment acquired under capital lease arrangements totaled $785,000 during the year ended December 31, 2003, and $19,000 during the three months ended March 31, 2004.

Long-term debt has the following scheduled principal maturities for the twelve months ended March 31 (in thousands of dollars): 2005 — $8,591; 2006 — $8,259; 2007 — $1,961; 2008 — $1,548; 2009 — $140,250; and thereafter $200,000.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 — Accounting for Derivative Instruments and Hedging Activities

In August 2003, the Company entered into a $50 million interest rate swap agreement, expiring in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. In March 2004, the Company terminated the swap arrangement and received proceeds of $3.1 million of which $2.6 million was recorded as a deferred gain. The deferred gain is classified within derivative instruments on the Company’s consolidated balance sheet and will be recognized ratably over the remaining term of the swap agreement.

In addition, the Company has existing interest rate swap agreements on $100 million of long-term debt, of which $50 million expires in December 2005 and $50 million expires in March 2006, to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges. The Company is required by its bank credit facility to have a minimum of 50% of its term loan balance covered under interest rate swap arrangements and cannot exceed $150 million in swap agreements. The Company does not utilize these instruments for speculative or trading purposes. Net amounts paid or received are reflected as adjustments to interest expense.

March 31, 2004	Page 9

LodgeNet Entertainment Corporation	From 10-Q

Note 8 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. For the Company, comprehensive loss was as follows for the periods ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(6,216)	$(8,419)
Foreign currency translation adjustment	(103)	865
Unrealized gain on derivative instruments	175	143

Comprehensive loss	$(6,144)	$(7,411)

Components of accumulated other comprehensive loss as shown on the Company’s consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2004	2003
Unrealized loss on derivative instruments	$(8,221)	$(8,396)
Foreign currency translation adjustment	568	671

Accumulated other comprehensive loss	$(7,653)	$(7,725)

March 31, 2004	Page 10

LodgeNet Entertainment Corporation	From 10-Q

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. When used in this Quarterly Report, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, are subject to risks, uncertainties, and other factors that could cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, international crises, acts of terrorism, public health issues, and other factors detailed, from time to time, in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Executive Overview

LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services which are designed to make their stay more enjoyable, productive and convenient. As of March 31, 2004, the Company provided television services to approximately 5,800 hotel properties serving more than one million rooms.

For the first quarter of 2004, the Company continued to execute on its operating plans and delivered increased revenue, greater margin and positive cash flow as compared to the first quarter of 2003, and a debt reduction of $7.6 million from the end of 2003. Additionally, the Company expanded its digital room base to 45% (more than 415,000 rooms) while reducing its cost of installation for both new rooms and converted rooms.

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

The Company’s total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with the Company’s system. The Company can increase revenue over time by increasing the number of rooms served by its interactive systems. The Company’s ability to expand its room based is dependent on a number of factors, including the attractiveness of the Company’s technology and service and support to hotels currently operating without an interactive television system, and the number of newly constructed hotel properties and hotels with expiring contracts currently served by one of the Company’s competitors.

March 31, 2004	Page 11

LodgeNet Entertainment Corporation	From 10-Q

•	The variety of services offered at the hotel. Rooms equipped with the Company’s digital system generate higher revenue than rooms equipped with the Company’s tape-based system, primarily because they offer a greater variety of services and content choices. The Company plans to continue to grow the revenue it generates per average room by the installation of its digital system in all newly contracted rooms and by converting selected tape-based rooms to the Company’s digital system in exchange for long-term contract extensions.

•	The popularity of content offered at the hotel. The Company’s revenues vary to a certain degree with the number and popularity of major motion pictures available for viewing. Historically, a decrease in the availability of popular major motion pictures has from time-to-time adversely impacted revenue. Although not completely within the Company’s control, the Company seeks to program and promote the available major motion pictures and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. The Company controls the prices charged for its products and services and manages pricing in an effort to maximize revenue and overall gross profit. The Company establishes pricing based on such things as the demographics of the property served and the popularity of the content.

•	The occupancy rate at the property. The Company’s revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. The Company targets higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

Key Metrics:

Rooms Served

One of the metrics the Company monitors is the growth, net of de-installations, of its Guest Pay interactive room base. De-installation activity has not had a material effect on the Company’s growth and historically averages approximately 2% of total installed rooms per year. In the quarters indicated, the Company installed its systems in the following number of net new rooms and had the following total rooms installed as of March 31:

	2004	2003
Net new Guest Pay interactive rooms (1)	9,617	13,428
Total Guest Pay interactive rooms (2)	934,260	889,776
Total rooms served (3)	1,001,876	962,852

(1)	All Guest Pay interactive rooms installations in the first quarter of 2004 and 2003 received the Company’s digital storage system.

(2)	Guest Pay interactive rooms are equipped with the Company’s interactive television system. The high-speed, two-way digital communications design of the Company’s system architecture enables the Company to provide interactive features such as on-demand movies, network-based video games, music services, Internet on television, and television on-demand.

(3)	Total rooms served, representing rooms receiving one or more of the Company’s services, including rooms served by international licensees and properties receiving only basic and premium television programming.

March 31, 2004	Page 12

LodgeNet Entertainment Corporation	From 10-Q

Digital Room Growth

The Company continues to expand its digital base as it installs its digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. The Company’s goal is to have approximately 75% of its room base installed with a digital system by the end of 2006.

	March 31,
	2004	2003
Net digital room installations (1)	29,989	32,495
Total digital rooms installed	415,415	297,592

Digital rooms as a percent of total Guest Pay interactive rooms	45%	33%

(1)	Digital room installations for the quarter include both newly contracted rooms and rooms that have been converted from a tape-based system to a digital system in exchange for a long-term contract extension.

Cost of Installation

In addition to the continued expansion of the Company’s digital base, the Company will continue monitoring capital expenditures per new or converted room. The following table sets forth the Company’s average installation and conversion cost per room during the quarter ended March 31:

	2004	2003
Average cost per room — new installation	$382	$420
Average cost per room – conversion	$305	$343

Cash Flow

One of the Company’s goals is to generate cash from operations in excess of all investing activities and reduce its reliance on external financing to grow its business. Accordingly, the Company views the level of cash provided by operating activities as an important measure of its ability to finance growth from internally generated funds. In addition to increasing revenue and controlling expenses, the Company intends to manage its actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms it installs with the digital system in any given period.

The Company’s cash flow from operations net of investing activities for the quarters ended as set forth in the following table:

	March 31,
	2004	2003
Cash provided by operating activities	$18,280	$17,569
Cash used for investing activities	(12,634)	(17,180)

Difference	$5,646	$389

March 31, 2004	Page 13

LodgeNet Entertainment Corporation	From 10-Q

Operating Expense Per Room

The Company will continue to manage operating and SG&A expenses while balancing the Company’s growth objective. The following table sets forth the Company’s decreased operating expenses and SG&A as a percent of revenue during the quarters ended March 31:

	2004	2003
Guest Pay operating expenses	$2.93	$2.88
SG&A expense	2.05	2.05

	$4.98	$4.93

Guest Pay operations as a percent of total revenue	12.7%	12.8%
SG&A as a percent of total revenue	8.9%	9.1%

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. During 2003, cash flow from operations was sufficient to cover all long-term debt service and all but $5.1 million of its investing activities. For the first three months of 2004, cash flow from operations was sufficient to cover all long-term debt service as well as all capital investments, including growth capital. Capital expenditures for the first three months of 2004 were $13.2 million as compared to $16.2 million for the same period of 2003. The decline from 2003 was driven by reductions in the Company’s cost per digital room and the reduction in number of digital rooms installed. The cost per new digital installed room averaged $382 in the quarter, a 9.0% reduction from the first quarter of 2003, while the cost of a digital upgrade decreased to $305, an 11% reduction from the first quarter of 2003. During the first quarter of 2004, the Company installed approximately 30,700 digital rooms versus 32,800 digital rooms in the first quarter of 2003. Net cash provided by operating activities was $18.3 million as compared to $17.6 million in the same period of 2003. This resulted in cash flow net of investing of $5.6 million utilized to reduce debt.

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $57 to $59 million in 2004. Based on that range, the Company estimates it will install approximately 50,000 to 55,000 new rooms and convert approximately 65,000 to 70,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.

The Company believes that its operating cash flow and borrowing available under the Credit Facility maturing in 2007 will be sufficient for the foreseeable future to fund the Company’s future growth, financing obligations, and its negative working capital. As of March 31, 2004, working capital was negative $8.9 million, compared to negative $9.3 million at March 31, 2003. If adverse economic conditions occurred and persisted for an extended period of time, resulting in lower than anticipated operating cash flows, the Company anticipates that it could cover any short fall through any combination of additional borrowings available under its current Credit Facility of approximately $46.9 million, a reduction in capital spending and/or a reduction in operating expenses. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

The Company’s principal sources of liquidity are its operating cash flow and its Credit Facility. In order to continue to operate and expand its business, the Company must remain in compliance with covenants imposed by its Credit Facility and Senior Notes. As of March 31, 2004, the Company was in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. Given the Company’s current business plan for projected capital investment during the balance of 2004, the Company believes it will remain in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. The Company is not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of March 31, 2004 was $360.6 million versus $368.2 million as of December 31,

March 31, 2004	Page 14

LodgeNet Entertainment Corporation	From 10-Q

2003.

The Company’s leverage and interest coverage ratios were as follows for the periods ended March 31:

	2004	2003
Actual consolidated total leverage ratio (1) (4)	4.20	4.38
Maximum per covenant	4.75	4.50

Actual senior secured leverage ratio (2) (4)	1.73	2.30
Maximum per covenant	2.50	2.50

Actual consolidated interest coverage ratio (3) (4)	2.51	2.44
Minimum per covenant	2.25	2.25

(1)	The Company’s maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	The Company’s maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	The Company’s minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated leverage, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not statistics based on generally accepted accounting principles. The statistics are presented here to demonstrate compliance with lender’s covenants, as noncompliance with such covenants could have a material adverse effect on the Company, and the statistics are not presented as alternative measures of operating performance or liquidity.

The Company’s future debt covenant ratios are outlined below:

	Q3 2004	Q1 2005	Q4 2005
Maximum consolidated total leverage ratio	4.50	4.25	4.00
Maximum senior secured leverage ratio	2.50	2.25	2.25
Minimum consolidated interest coverage ratio	2.25	2.50	2.50

In January 2004, the Company and the holders of the term loan portion of the existing Credit Facility amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, the Company and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. As a result of the amendments, the Company’s annualized savings are approximately $1.8 million.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

March 31, 2004	Page 15

LodgeNet Entertainment Corporation	From 10-Q

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

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance actual results will not vary from expected results. The Company’s actual cash flow and cash requirements will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations, demand for the Company’s services, competitive factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements” and elsewhere herein.

Obligations and Commitments as of March 31, 2004 (dollar amounts in thousands):

		Payments due by period
		Less than	1 - 3	4 - 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$360,609	$8,591	$10,220	$141,798	$200,000
Interest on fixed rate debt	181,880	20,035	38,345	38,000	85,500
Other long-term obligations (1)	8,237	2,100	3,306	2,793	38
Purchase obligations	5,672	5,672	—	—	—

Total contractual obligations	$556,398	$36,398	$51,871	$182,591	$285,538

		Amount of commitment expiration per period
		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,500	$1,500	$—	$—	$—

(1)	Other long-term obligations include future minimum operating lease payments and payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

March 31, 2004	Page 16

LodgeNet Entertainment Corporation	From 10-Q

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

The overall travel industry has been adversely affected by the weaker general economic climate. While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. For the first three months of 2004, occupancy rates were 80 basis points higher than experienced in the first three months of 2003. If hotel occupancy rates were to decline significantly below current levels, the Company’s revenues would be adversely affected.

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

March 31, 2004	Page 17

LodgeNet Entertainment Corporation	From 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2004 and 2003

Revenue Analysis. The Company’s total revenue for the first quarter of 2004 increased 7.0%, or $4.2 million, in comparison to the first quarter of 2003. The following table sets forth the components of revenue (in thousands) for the quarter ended March 31:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$62,323	97.6	$57,867	97.0
Other	1,508	2.4	1,779	3.0

	$63,831	100.0	$59,646	100.0

Guest Pay interactive revenue increased 7.7%, or $4.5 million, in the first quarter of 2004 in comparison to the same quarter of 2003. This increase was attributable to a 5.2% increase in the average number of installed Guest Pay interactive rooms, continued deployment of digital systems (118,000 additional digital rooms deployed compared to the first quarter of 2003) and price increases to selective Guest Pay services. On a per room basis, revenue increased 2.4% to $22.41 per month in the first quarter of 2004 from $21.89 per month in the first quarter of 2003. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ended March 31:

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.04	$17.12
Other interactive service revenue	5.37	4.77

Total per Guest Pay room	$22.41	$21.89

Average movie revenue per room decreased slightly from $17.12 to $17.04, due to less popular movie content as compared to Q1 of 2003. During the first quarter of 2004, the Company exhibited one title with more than $150 million of box office revenue versus five titles having more than $150 million during the same period of 2003.

Other interactive service revenue increased 12.6%, driven by expanding revenue from TV Internet, TV on demand, digital music, cable television programming services, and other interactive TV services available with the digital system.

Other Revenue from free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. Other Revenue decreased $271,000, or 15.2%, resulting from decreased equipment sales to international licensees.

March 31, 2004	Page 18

LodgeNet Entertainment Corporation	From 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $35.6 million for the first quarter ended March 31, 2004, an increase of 7.7% over the first quarter of 2003.

	2004	2003
Gross profit:
Guest Pay	$34,816	$32,123
Other	766	927

	$35,582	$33,050

Gross profit margin:
Guest Pay	55.9%	55.5%
Other	50.8%	52.1%
Total	55.7%	55.4%

Gross profit on Guest Pay interactive services increased 8.4%, or $2.7 million on a 7.7% increase in related revenue. Guest Pay direct costs, all of which generally fluctuate directly with revenue, include primarily movie license fees, license fees for other interactive services, and the commission retained by the hotel. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time license fees, which are independent of changes to revenue or occupancy. As a percentage of revenue, the increase to Guest Pay gross profit margin from 55.5% to 55.9% was due to decreased programming costs, offset by Internet connectivity costs and hotel commissions. The decrease in programming costs was driven by lower royalties as a percent of revenue for content related to movies and games. Hotel commissions increased as a result of the Company’s utilization of its “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel.

Gross profit on other services decreased $161,000, or 17.4%, in the first quarter of 2004 from the prior year quarter and the gross profit margin decreased from 52.1% to 50.8%. The resulting decreased gross profit margin was attributable to decreased margin on free-to-guest services provided to hotels not receiving Guest Pay services offset by decreased sales of equipment to international licensees which have lower margin.

As a percentage of revenue, the Company’s overall gross profit margin was 55.7% compared to 55.4% in the prior year quarter. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross profit margin for the quarter ended March 31:

	2004	2003	Change
Gross profit margin	55.7%	55.4%	0.3%
Change drivers:
Programming costs			0.9
TV Internet			-0.3
Hotel commissions			-0.3

			0.3%

March 31, 2004	Page 19

LodgeNet Entertainment Corporation	From 10-Q

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ended March 31 (dollar amounts in thousands):

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,138	12.7	$7,623	12.8
Selling, general and administrative	5,705	8.9	5,415	9.1
Depreciation and amortization	19,668	30.8	19,977	33.5

Total operating expenses	$33,511	52.4	$33,015	55.4

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $515,000, or 6.8%, in 2004 from the prior year quarter. The increase was primarily due to the 5.2% increase in average rooms served by the Company. As a percentage of revenue, Guest Pay operations expenses decreased to 12.7% in the first quarter of 2004 compared to 12.8% in the year earlier period. Per average installed room, Guest Pay operations expenses increased to $2.93 per month in the first quarter of 2004 from $2.88 per month in the prior year quarter, which represents a 1.7% increase.

Selling, general and administrative expenses were $5.7 million, an increase of $290,000 compared to $5.4 million in the first quarter of 2003. The increase was primarily attributable to increases in professional fees and payroll-related expenses. As a percentage of revenue, SG&A decreased to 8.9% in the current quarter compared to 9.1% for first quarter 2003. Per average Guest Pay room, SG&A expenses remained flat at $2.05 in the first quarter of 2003 and 2004.

Depreciation and amortization expenses decreased to $19.7 million in the current year quarter versus $20.0 million in the first quarter of 2003. The decrease was primarily due to assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization decreased to 30.8% in the first quarter of 2004 versus 33.5% in the first quarter of 2003.

Operating Income. As a result of the factors described above, the Company generated operating income of $2.1 million in the first quarter of 2004 compared to $35,000 in the first quarter of 2003.

Interest Expense. Interest expense decreased $166,000, or 2.0%, to $8.2 million during the first quarter of 2004. Average principal amount of long-term debt outstanding during the quarter ended March 31, 2004 was approximately $367 million (at an average interest rate of approximately 9.0%) as compared to an average principal amount outstanding of approximately $354 million (at an average interest rate of approximately 9.5%) during the comparable period of 2003.

Taxes. For the first quarter of 2004, the Company incurred franchise tax of $117,000 versus $129,000 during the first quarter of 2003.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $6.2 million in the first quarter of 2004 from a net loss of $8.4 million in the prior year quarter.

March 31, 2004	Page 20

LodgeNet Entertainment Corporation	From 10-Q

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

Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by hotels for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. For the quarters ended March 31, 2004 and 2003, charges to the allowance for doubtful account for related interactive television services were $60,000 and $69,000, respectively. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

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

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 - 7
Customer acquisition costs	5 - 7
System components	5 - 7
Software costs	3 - 5
Other equipment	3 - 10

March 31, 2004	Page 21

LodgeNet Entertainment Corporation	From 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At March 31, 2004, the Company had debt totaling $360 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $314 million and variable rate debt of $46 million at March 31, 2004. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $30 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately negative $463,000 assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first quarter of 2004 to materially impact consolidated results of operations or financial condition.

Item 4 — Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of March 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

March 31, 2004	Page 22

LodgeNet Entertainment Corporation	From 10-Q

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

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

31.	Rule 13a-14(a)/15(d)-14(a) Certifications.

32.	Section 1350 Certifications.

b.	Reports on Form 8-K:

On February 6, 2004, the Company filed a Report on Form 8-K to furnish under Item 12 a copy of a press release regarding its financial results for the fiscal quarter and year ended as of December 31, 2003 and certain other information and a copy of a Power Point presentation posted on the Company’s web site in advance of an earnings telephone conference held February 5, 2004.

March 31, 2004	Page 23

LodgeNet Entertainment Corporation	From 10-Q

On February 11, 2004, the Company filed a Report on Form 8-K to furnish under Item 5 a copy of a press release announcing that Scott H. Shlecter was elected to the Company’s board of directors.

On March 3, 2004, the Company filed a Report on Form 8-K to furnish under Item 12 a copy of a PowerPoint slide presentation presented on March 3, 2004, to the South Dakota Investment Society and South Dakota Investment Council.

On March 16, 2004, the Company filed a Report on Form 8-K to furnish under Item 9 a copy of a PowerPoint slide presentation presented on March 16, 2004, to the CIBC 13th Annual Gaming, Lodging & Leisure Conference in New York, New York.

On April 20, 2004, the Company filed a Report on Form 8-K to furnish under Item 12 a copy of a press release regarding its financial results for the fiscal quarter ended as of March 31, 2004 and certain other information and a copy of a Power Point presentation posted on the Company’s web site in advance of an earnings telephone conference held April 20, 2004.

March 31, 2004	Page 24

LodgeNet Entertainment Corporation	From 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: May 5, 2004	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2004	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

March 31, 2004	Page 25