Form 10-Q
period 2004-06-30
LODGENET ENTERTAINMENT CORP
filed 2004-08-06
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

     At August 2, 2004, there were 17,195,426 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

     As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

June 30, 2004	Page 2

LodgeNet Entertainment Corporation	Form 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,901	$2,772
Accounts receivable, net	29,932	28,150
Prepaid expenses and other	1,964	3,233

Total current assets	34,797	34,155

Property and equipment, net	217,962	227,037
Debt issuance costs, net	10,972	11,036
Intangible assets, net	6,446	8,270
Other assets	2,689	2,770

	$272,866	$283,268

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$17,670	$15,012
Current maturities of long-term debt	8,571	8,638
Accrued expenses	12,083	12,697
Deferred revenue	4,225	3,918

Total current liabilities	42,549	40,265

Long-term debt	351,585	359,610
Other long-term liability	3,999	3,999
Derivative instruments	8,049	8,396

Total liabilities	406,182	412,270

Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 13,245,226 and 12,722,267 shares outstanding at June 30, 2004 and December 31, 2003, respectively	132	127
Additional paid-in capital	159,602	155,163
Accumulated deficit	(287,789)	(276,567)
Accumulated other comprehensive loss	(5,261)	(7,725)

Total stockholders’ equity (deficiency)	(133,316)	(129,002)

	$272,866	$283,268

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2004	Page 3

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Guest Pay	$64,218	$60,950	$126,541	$118,817
Other	2,063	1,454	3,571	3,233

Total revenues	66,281	62,404	130,112	122,050

Direct costs:
Guest Pay	28,344	27,302	55,851	53,046
Other	720	629	1,462	1,481

Total direct costs (exclusive of other operating expenses shown separately below)	29,064	27,931	57,313	54,527

Gross profit (exclusive of other operating expenses shown separately below)	37,217	34,473	72,799	67,523

Operating expenses:
Guest Pay operations	8,339	7,803	16,477	15,426
Selling, general and administrative	6,179	4,881	11,884	10,296
Depreciation and amortization	19,462	19,733	39,130	39,710

Total operating expenses	33,980	32,417	67,491	65,432

Operating income	3,237	2,056	5,308	2,091

Loss on early retirement of debt	—	(7,061)	—	(7,061)
Interest expense	(8,148)	(8,627)	(16,371)	(17,016)
Other income (expense), net	45	492	98	556

Loss before income taxes	(4,866)	(13,140)	(10,965)	(21,430)
Provision for income taxes	(140)	(116)	(257)	(245)

Net loss	$(5,006)	$(13,256)	$(11,222)	$(21,675)

Net loss per common share (basic and diluted)	$(0.38)	$(1.07)	$(0.86)	$(1.74)

Weighted average shares outstanding	13,208,314	12,431,214	13,094,147	12,431,182

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2004	Page 4

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(11,222)	$(21,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,130	39,710
Loss on early retirement of debt, less cash portion	—	2,477
Change in operating assets and liabilities:
Accounts receivable	(1,833)	(665)
Prepaid expenses and other	149	416
Accounts payable	2,675	6,699
Accrued expenses and deferred revenue	(784)	(1,378)
Other	56	177

Net cash provided by operating activities	28,171	25,761

Investing activities:
Property and equipment additions	(26,654)	(28,056)
Note receivable repayments (advances)	567	(1,000)
Proceeds from affiliates, net	—	7

Net cash used for investing activities	(26,087)	(29,049)

Financing activities:
Proceeds from long-term debt	—	200,000
Repayment of long-term debt	(750)	(119,521)
Payment of capital lease obligations	(572)	(487)
Borrowings under revolving credit facility	10,000	9,000
Repayments of revolving credit facility	(17,000)	(43,000)
Restricted cash	—	(32,653)
Debt issuance costs	(838)	(7,740)
Proceeds from sale of interest rate swap	3,052	—
Exercise of stock options	4,185	2

Net cash (used for) provided by financing activities	(1,923)	5,601

Effect of exchange rates on cash	(32)	262

Increase in cash and cash equivalents	129	2,575
Cash and cash equivalents at beginning of period	2,772	1,107

Cash and cash equivalents at end of period	$2,901	$3,682

The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2004	Page 5

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2003, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	June 30,	December 31,
	2004	2003
Land, building and equipment	$79,796	$76,519
Free-to-guest equipment	31,946	30,990
Guest Pay systems:
Installed system costs	432,372	428,757
Customer acquisition costs	48,628	47,095
System components	28,271	27,674
Software costs	19,728	19,217

Total	640,741	630,252
Less — depreciation and amortization	(422,779)	(403,215)

Property and equipment, net	$217,962	$227,037

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

June 30, 2004	Page 6

LodgeNet Entertainment Corporation	Form 10-Q

The loss per common share for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003 is based on 13,208,314 and 12,431,214, 13,094,147 and 12,431,182 weighted average shares outstanding during the respective periods. Potential common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of June 30, 2004 and 2003, the number of potential common shares was approximately 4,520,000 and 5,023,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock, and warrants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(5,006)	$(13,256)	$(11,222)	$(21,675)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(1,485)	(871)	(1,688)	(950)
Less: stock based employee compensation expense included in reported net loss	(30)	—	(88)	—

Net loss, pro forma	$(6,461)	$(14,127)	$(12,822)	$(22,625)

Loss per share (basic and diluted)
As reported	$(0.38)	$(1.07)	$(0.86)	$(1.74)
Pro forma	(0.49)	(1.14)	(0.98)	(1.82)

In January 2004, the Company awarded 22,500 shares of restricted stock to executive officers of the Company. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As result of this transaction, the Company recorded $60,000 as compensation expense during the six months ended June 30, 2004.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Accrued taxes	$3,199	$3,160
Accrued compensation	3,314	4,049
Accrued interest	1,930	1,559
Other	3,640	3,929

	$12,083	$12,697

June 30, 2004	Page 7

LodgeNet Entertainment Corporation	Form 10-Q

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	June 30,	December 31,
	2004	2003
Bank Credit Facility:
Bank term loan	$145,875	$146,625
Revolving credit facility	—	7,000
9.50% senior notes	200,000	200,000
11.50% senior notes	12,000	12,000
Less unamortized discount	(43)	(82)
Capital leases	2,324	2,705

	360,156	368,248
Less current maturities	(8,571)	(8,638)

	$351,585	$359,610

Bank Credit Facility — On August 29, 2001, the Company entered into a $225.0 million bank credit facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 2.75% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, the Company and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, the Company and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of June 30, 2004 was 5.06%. The revolving credit facility matures in August 2007 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of from 1.00% to 1.75%, or (2) LIBOR plus a margin of from 2.25% to 3.00%. As of June 30, 2004, there were no amounts outstanding under the revolving credit facility. Loans under the credit facility are collateralized by a first priority interest in all of the Company’s assets.

On June 16, 2004, the Company and the holders of the term loan amended the credit agreement. The amendment allowed for the use of proceeds from the Company’s equity offering (see Note 10) for repayment of the 11.50% senior notes provided the Company also use proceeds to prepay a portion of the term loan. On July 6, 2004, the Company closed on its equity offering and repaid $35.0 million of the term loan with a portion of the proceeds.

The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of June 30, 2004, the Company had outstanding letters of credit totaling $1.5 million.

The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of June 30, 2004, the Company was in compliance with all covenants, terms and conditions of the bank credit facility. The Company’s maximum consolidated leverage ratio was 4.14 compared to the maximum allowable of 4.75, the maximum consolidated senior secured leverage ratio was 1.70 compared to the maximum allowable of 2.50 and the minimum consolidated interest coverage ratio was 2.54 compared to the minimum allowable of 2.25.

9.50% Senior Notes - In June 2003, the Company issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2004, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

June 30, 2004	Page 8

LodgeNet Entertainment Corporation	Form 10-Q

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

11.50% Senior Notes — During 1995, the Company issued $30.0 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). The 11.50% Notes are unsecured, rank pari passu in right of payment with future unsubordinated unsecured indebtedness and rank senior in right of payment to all subordinated indebtedness of the Company. Annual principal payments of $6.0 million commenced in July 2001 and continue through July 2005. The 11.50% Notes require semi-annual interest payments and contain certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions with respect to capital stock. As of June 30, 2004, the Company was in compliance with all covenants, terms, and conditions of the 11.50% Notes. On July 15, 2004, the principal amount outstanding with accrued interest was repaid with proceeds from the Company’s equity offering (see Note 10).

In 1995, the Company issued a total of 480,000 warrants to purchase common stock of the Company in connection with the issuance of the 11.50% Notes. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. On January 23, 2004, John Hancock, a holder of the 11.50% Notes, exercised 240,000 warrants as provided for by the 11.50% Notes which resulted in the Company issuing 150,256 shares of common stock.

Capital Leases — As of June 30, 2004, the Company has total capital lease obligations of $2,324,000. Equipment acquired under capital lease arrangements totaled $785,000 during the year ended December 31, 2003, and $239,000 during the six months ended June 30, 2004.

Long-term debt has the following scheduled principal maturities for the twelve months ended June 30 (in thousands of dollars): 2005 — $8,571; 2006 — $8,277; 2007 — $1,885; 2008 — $1,548; 2009 — $139,875; and thereafter $200,000.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 — Accounting for Derivative Instruments and Hedging Activities

In August 2003, the Company entered into a $50.0 million interest rate swap agreement, expiring in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. In March 2004, the Company terminated the swap arrangement and received proceeds of $3.1 million of which $2.6 million was recorded as a deferred gain. The deferred gain is classified within derivative instruments on the Company’s consolidated balance sheet and will be recognized ratably over the remaining term of the swap agreement.

In addition, the Company has existing interest rate swap agreements on $100.0 million of long-term debt, of which $50.0 million expires in December 2005 and $50.0 million expires in March 2006, to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The two swap arrangements carry interest rates of 6.61% and 5.78%, respectively, plus LIBOR. The swap agreements have been designated as, and meet the criteria for, cash flow hedges. The Company is required by its bank credit facility to have a minimum of 50% of its term loan balance covered under interest rate swap arrangements and cannot exceed $150.0 million in swap agreements. The Company does not utilize these instruments for speculative or trading purposes. Net amounts paid or received are reflected as adjustments to interest expense.

June 30, 2004	Page 9

LodgeNet Entertainment Corporation	Form 10-Q

Note 8 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. For the Company, comprehensive loss was as follows for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(5,006)	$(13,256)	$(11,222)	$(21,675)
Foreign currency translation adjustment	(309)	1,169	(411)	2,034
Unrealized gain (loss) on derivative instruments	2,701	(201)	2,875	(58)

Comprehensive loss	$(2,614)	$(12,288)	$(8,758)	$(19,699)

Components of accumulated other comprehensive loss as shown on the Company’s consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2004	2003
Unrealized loss on derivative instruments	$(5,521)	$(8,396)
Foreign currency translation adjustment	260	671

Accumulated other comprehensive loss	$(5,261)	$(7,725)

Note 9 — Other Related Party Transactions

The Company had $574,000, principal amount, in outstanding advances to a former officer as of March 31, 2004. In June 2004, the Company received from the former officer, free and clear title to real property valued at $574,000 as full payment for the principal amount outstanding on the promissory note.

Note 10 — Subsequent Event — Common Stock Offering

On July 6, 2004, the Company closed on a public offering of common stock registered pursuant to its shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, the Company issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, the Company issued 392,500 shares with the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including over-allotment) were $66.0 million after deducting underwriting and offering expenses of approximately $5.0 million. The Company used the net proceeds to repay $35.0 million of its bank credit facility term loan and the remaining $12.0 million of its 11.50% Notes. The remaining proceeds of approximately $18.6 million were retained as cash for use in general corporate purposes. The reduction in debt changed the Company’s consolidated total leverage ratio from 4.1 to 3.6. In connection with the debt repayment, the Company will incur a loss on the early retirement of debt of approximately $809,000 in the third quarter of 2004. Additionally, the Company will incur in the third quarter $583,000 in interest expense resulting from a make-whole provision related to the early retirement of the 11.50% Notes.

June 30, 2004	Page 10

LodgeNet Entertainment Corporation	Form 10-Q

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

Executive Overview

LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services which are designed to make their stay more enjoyable, productive and convenient. As of June 30, 2004, the Company provided television services to approximately 5,900 hotel properties serving more than one million rooms.

For the first half of 2004, the Company continued to execute on its operating plans and delivered increased revenue, higher gross margins and positive cash flow (defined as cash provided by operating activities exceeding cash used for investing) as compared to the first half of 2003, and a debt reduction of $8.1 million from the end of 2003. Additionally, the Company expanded its digital room base to 47% (approximately 442,000 rooms) while reducing its cost of installation for both new rooms and converted rooms.

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

The Company’s total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with the Company’s system. The Company can increase revenue over time by increasing the number of rooms served by its interactive systems. The Company’s ability to expand its room based is dependent on a number of factors, including the attractiveness of the Company’s technology and service and support to hotels currently operating without an interactive television system, and the number of newly constructed hotel properties and hotels with expiring contracts currently served by one of the Company’s competitors.

June 30, 2004	Page 11

LodgeNet Entertainment Corporation	Form 10-Q

•	The variety of services offered at the hotel. Rooms equipped with the Company’s digital system generate higher revenue than rooms equipped with the Company’s tape-based system, primarily because they offer a greater variety of services and content choices. The Company plans to continue to grow the revenue it generates per average room by the installation of its digital system in all newly contracted rooms and by converting selected tape-based rooms to the Company’s digital system in exchange for long-term contract extensions.

•	The popularity of content offered at the hotel. The Company’s revenues vary to a certain degree with the number and popularity of major motion pictures available for viewing. Historically, a decrease in the availability of popular major motion pictures has from time-to-time adversely impacted revenue. Although not completely within the Company’s control, the Company seeks to program and promote the available major motion pictures and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. The Company controls the prices charged for its products and services and manages pricing in an effort to maximize revenue and overall gross profit. The Company establishes pricing based on such things as the demographics of the property served and the popularity of the content.

•	The occupancy rate at the property. The Company’s revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. The Company targets higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

Key Metrics:

Rooms Served

One of the metrics the Company monitors is the growth, net of de-installations, of its Guest Pay interactive room base. De-installation activity has not had a material effect on the Company’s growth and historically averages approximately 2% of total installed rooms per year. The Company installed its systems in the following number of net new rooms and had the following total rooms installed as of June 30:

	June 30,
	2004	2003
Net new Guest Pay interactive rooms for the three months (1)	8,738	9,997
Net new Guest Pay interactive rooms for the six months ended (1)	18,355	23,425
Total Guest Pay interactive rooms (2)	942,998	899,773
Total rooms served (3)	1,006,421	971,503

(1)	All Guest Pay interactive rooms installations in 2004 and 2003 received the Company’s digital interactive television system.

(2)	Guest Pay interactive rooms are equipped with the Company’s interactive television system. The high-speed, two-way digital communications design of the Company’s system architecture enables the Company to provide interactive features such as on-demand movies, network-based video games, music services, Internet on television, and television programming.

(3)	Total rooms served, representing rooms receiving one or more of the Company’s services, including rooms served by international licensees and properties receiving only basic and premium television programming.

June 30, 2004	Page 12

LodgeNet Entertainment Corporation	Form 10-Q

Digital Room Growth

The Company continues to expand its digital base as it installs its digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. The Company’s goal is to have approximately 75% of its room base installed with a digital system by the end of 2006.

	June 30,
	2004	2003
Net digital room installations for the three months ended (1)	26,834	26,093
Net digital room installations for the six months ended (1)	56,823	58,588
Total digital rooms installed	442,249	323,685
Digital rooms as a percent of total Guest Pay interactive rooms	47%	36%

(1)	Digital room installations include both newly contracted rooms and rooms that have been converted from a tape-based system to a digital system in exchange for a long-term contract extension.

Cost of Installation

In addition to the continued expansion of the Company’s digital base, the Company will continue monitoring capital expenditures per new or converted room. The following table sets forth the Company’s average installation and conversion cost per room during the quarters ended:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
Average cost per room – new installation	$373	$382	$391	$396	$408
Average cost per room – conversion	$296	$305	$332	$330	$352

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

The Company’s cash flow from operations, net of investing activities, for the three and six months ended is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash provided by operating activities	$9,891	$8,192	$28,171	$25,761
Cash used for investing activities	(13,453)	(11,869)	(26,087)	(29,049)

Difference	$(3,562)	$(3,677)	$2,084	$(3,288)

June 30, 2004	Page 13

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expense Per Room

SG&A expenses increased in the current quarter compared to the second quarter of 2003 as a result of a one-time insurance settlement received last year for reimbursement of legal expenses as well as the Company’s focus in second quarter 2003 to reduce its operating expenses on a short-term basis to protect the financial performance of its business as a response to the uncertainties surrounding the Iraqi conflict. The Company will continue to manage operating and SG&A expenses in order to balance the Company’s growth objective with economic conditions. The following table sets forth the Company’s operating expenses and SG&A as a percent of revenue during the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Guest Pay operating expenses	$2.97	$2.91	$2.95	$2.90
SG&A expense	2.20	1.82	2.12	1.93

	$5.17	$4.73	$5.07	$4.83

Guest Pay operating expenses as a percent of total revenue	12.6%	12.5%	12.7%	12.6%
SG&A as a percent of total revenue	9.3%	7.8%	9.1%	8.4%

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. During 2003, cash flow from operations was sufficient to cover all long-term debt service and all but $5.1 million of its investing activities. For the first six months of 2004, cash flow from operations exceeded all long-term debt service as well as all capital investments, including growth capital by $2.1 million. Capital expenditures for the first six months of 2004 were $26.7 million as compared to $28.1 million for the same period of 2003. The decline from 2003 was driven by reductions in the Company’s cost per digital room and a slight reduction in number of digital rooms installed. During the first half of 2004, the Company installed approximately 56,800 digital rooms versus 58,600 digital rooms in the first half of 2003. Net cash provided by operating activities was $28.2 million as compared to $25.8 million in the same period of 2003. This resulted in cash flow net of investing of $2.1 million for the first half of 2004 versus a negative $3.3 million in the prior year.

On July 6, 2004, the Company closed on a public offering of common stock registered pursuant to its shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, the Company issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, the Company issued 392,500 shares with the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including over-allotment) were $66.0 million after deducting underwriting and offering expenses of approximately $5.0 million. The Company used the net proceeds to repay $35.0 million of its bank credit facility term loan and the remaining $12.0 million of its 11.50% senior notes. The remaining proceeds of approximately $18.6 million were retained as cash for use in general corporate purposes.

Selected Balance Sheet Data as of June 30, 2004 Adjusted for Common Stock Offering (in thousands):

	Actual	Adjusted	Change
Cash and cash equivalents	$2,901	$21,454	$18,553
Total assets	$272,866	$290,457	$17,591
Total debt	$360,156	$313,199	$(46,957)
Total stockholders’ equity (deficiency)	$(133,316)	$(68,520)	$64,796

Depending on the rate of growth of its business and other factors, the Company expects to incur capital expenditures of $56.0 to $58.0 million in 2004. Based on expected capital expenditures, the Company estimates it will install in the range of 49,000 to 51,000 net new rooms and convert in the range of 53,000 to 55,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.

June 30, 2004	Page 14

LodgeNet Entertainment Corporation	Form 10-Q

The Company believes that its cash on hand from the equity offering proceeds, operating cash flow and borrowing available under the Credit Facility maturing in 2007 will be sufficient for the foreseeable future to fund the Company’s future growth, financing obligations, and its negative working capital. As of June 30, 2004, working capital was negative $7.8 million, compared to negative $6.4 million at June 30, 2003. If adverse economic conditions occurred and persisted for an extended period of time, resulting in lower than anticipated operating cash flows, the Company anticipates that it could cover any short fall through any combination of cash on hand, additional borrowings available under its current Credit Facility of $52.6 million, a reduction in capital spending and/or a reduction in operating expenses. The borrowings available under the Company’s Credit Facility increased to $75.0 million after the $47.0 million in debt repayment from equity offering proceeds in July 2004. If the Company were to reduce its projected capital spending significantly, the Company’s growth rate would be less than historical levels.

The Company’s principal sources of liquidity are its cash on hand, operating cash flow and its Credit Facility. In order to continue to operate and expand its business, the Company must remain in compliance with covenants imposed by its Credit Facility and Senior Notes. As of June 30, 2004, the Company was in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. Given the Company’s current business plan for projected capital investment during the balance of 2004, the Company believes it will remain in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. The Company is not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of June 30, 2004 was $360.2 million versus $368.2 million as of December 31, 2003.

The Company’s leverage and interest coverage ratios were as follows for the periods ended June 30:

	2004	2003
Actual consolidated total leverage ratio (1)(4)	4.14	4.54
Maximum per covenant	4.75	5.00

Actual senior secured leverage ratio (2)(4)	1.70	1.85
Maximum per covenant	2.50	2.50

Actual consolidated interest coverage ratio (3)(4)	2.54	2.46
Minimum per covenant	2.25	2.25

(1)	The Company’s maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	The Company’s maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	The Company’s minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated leverage, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not statistics based on generally accepted accounting principles. The statistics are presented here to demonstrate compliance with lender’s covenants, as noncompliance with such covenants could have a material adverse effect on the Company, and the statistics are not presented as alternative measures of operating performance or liquidity.

June 30, 2004	Page 15

LodgeNet Entertainment Corporation	Form 10-Q

With the use of proceeds from the equity offering, the Company reduced its consolidated debt to $313.2 million. The Company’s leverage and interest coverage ratios would be as follows had the equity offering closed and subsequent debt repayment been made on June 30, 2004:

Proforma consolidated total leverage ratio	3.60
Maximum per covenant	4.75

Proforma senior secured leverage ratio	1.30
Maximum per covenant	2.50

Proforma consolidated interest coverage ratio	2.50
Minimum per covenant	2.25

The Company’s future debt covenant ratios are outlined below:

	Q3 2004	Q1 2005	Q4 2005
Maximum consolidated total leverage ratio	4.50	4.25	4.00
Maximum senior secured leverage ratio	2.50	2.25	2.25
Minimum consolidated interest coverage ratio	2.25	2.50	2.50

In January 2004, the Company and the holders of the term loan portion of the existing Credit Facility amended the LIBOR pricing to be LIBOR plus a margin of 3.50%, down from LIBOR plus a margin of 4.0% previously. In April 2004, the Company and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. As a result of the amendments and debt reduction from the equity offering proceeds, the Company’s annualized interest savings are approximately $3.1 million.

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

June 30, 2004	Page 16

LodgeNet Entertainment Corporation	Form 10-Q

factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements” and elsewhere herein.
Obligations and Commitments as of June 30, 2004 (dollar amounts in thousands):

		Payments due by period
		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$360,156	$8,571	$10,162	$141,423	$200,000
Interest on fixed rate debt	181,880	20,035	38,345	38,000	85,500
Other long-term obligations (1)	8,228	2,008	3,367	2,825	28
Purchase obligations	3,158	3,158	—	—	—

Total contractual obligations	$553,422	$33,772	$51,874	$182,248	$285,528

		Amount of commitment expiration per period
		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,500	$1,500	$—	$—	$—

(1)	Other long-term obligations include future minimum operating lease payments and payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

Seasonality

The Company’s quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Typically, occupancy rates are higher during the second and third calendar quarters due to seasonal travel patterns.

Dependence on Performance of Lodging Industry

The Company’s business is closely connected to the performance of the hotel industry where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, significant international crises, acts of terrorism, public health issues, or catastrophic events could adversely impact the Company’s results of operations.

While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. For the first six months of 2004, occupancy rates were 130 basis points higher than experienced in the first six months of 2003. If hotel occupancy rates were to decline significantly below current levels, the Company’s revenues would be adversely affected.

The Company plans to reassess its operating and capital expenditure plans periodically to respond to changes in occupancy. Additionally, the Company’s room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Less than 5% of the room base is concentrated in each of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, the Company mitigates reliance on any one geographic sector.

June 30, 2004	Page 17

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2004 and 2003

Revenue Analysis. The Company’s total revenue for the second quarter of 2004 increased 6.2%, or $3.9 million, in comparison to the second quarter of 2003. The following table sets forth the components of revenue (in thousands) for the quarter ended June 30:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$64,218	96.9	$60,950	97.7
Other	2,063	3.1	1,454	2.3

	$66,281	100.0	$62,404	100.0

Guest Pay interactive revenue increased 5.4%, or $3.3 million, in the second quarter of 2004 in comparison to the same quarter of 2003. This increase was attributable to a 5.0% increase in the average number of installed Guest Pay interactive rooms and the continued deployment of digital systems (118,000 additional digital rooms deployed compared to the second quarter of 2003). On a per room basis, revenue increased 0.4% to $22.84 per month in the second quarter of 2004 from $22.75 per month in the second quarter of 2003. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ended June 30:

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.28	$17.73
Other interactive service revenue	5.56	5.02

Total per Guest Pay room	$22.84	$22.75

Average movie revenue per room decreased from $17.73 to $17.28. The Company believes this reduction is primarily due to less popular movie content available in its window this quarter as compared to the second quarter of 2003, partially offset by a 180 basis point increase in occupancy levels.

Other interactive service revenue increased 10.7%, driven by the continued expansion of interactive TV services available through the digital system and price changes associated with basic cable services.

Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $600,000, or 41.9%, in comparison to the second quarter of 2003. The increase is a result of reseller commissions received from programming services and an increase in equipment sales to international licensees partially offset by lower revenue from free-to-guest services.

June 30, 2004	Page 18

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $37.2 million for the second quarter ended June 30, 2004, an increase of 8.0% over the second quarter of 2003. The following table sets forth the components of gross profit (in thousands) and gross profit margin for the quarter ended June 30:

	2004	2003
Gross profit:
Guest Pay	$35,874	$33,648
Other	1,343	825

	$37,217	$34,473

Gross profit margin:
Guest Pay	55.9%	55.2%
Other	65.1%	56.7%
Total	56.2%	55.2%

Gross profit on Guest Pay interactive services increased 6.6%, or $2.2 million on a 5.4% increase in related revenue. Guest Pay direct costs, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission retained by the hotel. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time programming license fees, which are independent of changes to revenue or occupancy. As a percentage of revenue, the increase to Guest Pay gross profit margin from 55.2% to 55.9% was due to decreased programming costs partially offset by hotel commissions. The decrease in programming costs was driven by lower royalties as a percent of revenue for content related to movies and games.

Gross profit on other services increased $518,000, or 62.8%, in the second quarter of 2004 from the prior year quarter and the gross profit margin increased to 65.1% from 56.7%. The increase in gross profit margin was attributable to reseller commissions described above offset by increased sales of equipment to international licensees that have lower margin.

As a percentage of revenue, the Company’s overall gross profit margin was 56.2% compared to 55.2% in the prior year quarter. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross profit margin for the quarter ended June 30

	2004	2003	Change
Gross profit margin	56.2%	55.2%	1.0%
Change drivers:
Programming costs			1.3
Hotel commissions			-0.3

			1.0%

June 30, 2004	Page 19

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,339	12.6	$7,803	12.5
Selling, general and administrative	6,179	9.3	4,881	7.8
Depreciation and amortization	19,462	29.4	19,733	31.6

Total operating expenses	$33,980	51.3	$32,417	51.9

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $536,000, or 6.9%, in 2004 from the prior year quarter. The increase was primarily due to the 5.0% increase in average rooms served by the Company. As a percentage of revenue, Guest Pay operations expenses increased slightly to 12.6% in the second quarter of 2004 compared to 12.5% in the year earlier period. Per average installed room, Guest Pay operations expenses increased to $2.97 per month in the second quarter of 2004 from $2.91 per month in the prior year quarter, which represents a 2.1% increase.

Selling, general and administrative expenses were $6.2 million, an increase of $1.3 million compared to $4.9 million in the second quarter of 2003. As a percentage of revenue, SG&A increased to 9.3% in the current quarter compared to 7.8% for second quarter 2003. The increase was driven by professional and compliance costs, labor and compensation related expenses, marketing expenses and engineering development costs. In addition, contributing to the difference was a one-time insurance settlement received last year for reimbursement of legal expenses as well as the Company’s focus in second quarter 2003 to reduce its operating expenses on a short-term basis to protect the financial performance of its business as a response to the uncertainties surrounding the Iraqi conflict. Per average Guest Pay room, SG&A expenses increased to $2.20 in the second quarter of 2004 from $1.82 in the prior year quarter.

Depreciation and amortization expenses decreased to $19.5 million in the current year quarter versus $19.7 million in the second quarter of 2003. The decrease was primarily due to higher-cost assets becoming fully depreciated while the cost basis of new assets being added to the base was lower. As a percentage of revenue, depreciation and amortization decreased to 29.4% in the second quarter of 2004 versus 31.6% in the second quarter of 2003.

Operating Income. As a result of the factors described above, the Company generated operating income of $3.2 million in the second quarter of 2004 compared to $2.1 million in the second quarter of 2003.

Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes in the second quarter of 2003, the Company incurred a $7.1 million loss on the write off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

Interest Expense. Interest expense decreased $479,000, or 5.6%, to $8.1 million during the second quarter of 2004. Average principal amount of long-term debt outstanding during the quarter ended June 30, 2004 was approximately $360.5 million (at an average interest rate of approximately 9.0%) as compared to an average principal amount outstanding of approximately $358.0 million (at an average interest rate of approximately 9.6%) during the comparable period of 2003.

Taxes. For the second quarter of 2004, the Company incurred franchise tax of $140,000 versus $116,000 during the second quarter of 2003.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $5.0 million in the second quarter of 2004 from a net loss of $13.3 million in the prior year quarter.

June 30, 2004	Page 20

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2004 and 2003

Revenue Analysis. The Company’s total revenue for the first six months of 2004 increased 6.6%, or $8.1 million, in comparison to the same period of 2003. The following table sets forth the components of revenue (in thousands) for the six months ended June 30:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$126,541	97.3	$118,817	97.4
Other	3,571	2.7	3,233	2.6

	$130,112	100.0	$122,050	100.0

Guest Pay interactive revenue increased 6.5%, or $7.7 million, in the first half of 2004 in comparison to the same period of 2003. This increase was attributable to a 5.1% increase in the average number of installed Guest Pay interactive rooms and the continued deployment of digital systems (118,000 additional digital rooms deployed since June 30, 2003). On a per room basis, revenue increased 1.3% to $22.62 per month in the first half of 2004 from $22.32 per month in the first half of 2003. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the first six months ended June 30:

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.16	$17.42
Other interactive service revenue	5.46	4.90

Total per Guest Pay room	$22.62	$22.32

Average movie revenue per room decreased from $17.42 to $17.16. The Company believes the decrease in average movie revenue per room is primarily due to less popular movie content available in its window this year as compared to 2003, partially offset by a 130 basis point increase in occupancy levels.

Other interactive service revenue increased 11.4%, driven by expanding revenue from TV services available with the digital system and price changes associated with basic cable services.

Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $338,000, or 10.5%, in comparison to the first half of 2003. The increase is a result of reseller commissions received from programming services offset by decreases in equipment sales to international licensees and lower revenue from free-to-guest services.

June 30, 2004	Page 21

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $72.8 million for the first six months ended June 30, 2004, an increase of 7.8% over the first half of 2003. The following table sets forth the components of gross profit (in thousands) and gross profit margin for the six months ended June 30:

	2004	2003
Gross profit:
Guest Pay	$70,690	$65,771
Other	2,109	1,752

	$72,799	$67,523

Gross profit margin:
Guest Pay	55.9%	55.4%
Other	59.1%	54.2%
Total	56.0%	55.3%

Gross profit on Guest Pay interactive services increased 7.5%, or $4.9 million on a 6.5% increase in related revenue. Guest Pay direct costs, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission retained by the hotel. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time programming license fees, which are independent of changes to revenue or occupancy. As a percentage of revenue, the increase to Guest Pay gross profit margin from 55.4% to 55.9% was due to decreased programming costs, offset by Internet connectivity costs and hotel commissions. The decrease in programming costs was driven by lower royalties as a percent of revenue for content related to movies and games.

Gross profit on other services increased $357,000, or 20.4%, in the first half of 2004 from the prior year six months and the gross profit margin increased from 54.2% to 59.1%. The increase in gross profit margin was primarily attributable to reseller commissions received from programming services.

As a percentage of revenue, the Company’s overall gross profit margin was 56.0% compared to 55.3% in the first six months of 2003. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross profit margin for the six months ended June 30:

	2004	2003	Change
Gross profit margin	56.0%	55.3%	0.7%
Change drivers:
Programming costs			1.1
TV Internet			-0.1
Hotel commissions			-0.3

			0.7%

June 30, 2004	Page 22

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the first six months ended June 30 (dollar amounts in thousands):

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$16,477	12.7	$15,426	12.6
Selling, general and administrative	11,884	9.1	10,296	8.4
Depreciation and amortization	39,130	30.1	39,710	32.5

Total operating expenses	$67,491	51.9	$65,432	53.6

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.1 million, or 6.8%, in 2004 from the prior year first six months. The increase was primarily due to the 5.1% increase in average rooms served by the Company. As a percentage of revenue, Guest Pay operations expenses increased to 12.7% in the first six months of 2004 compared to 12.6% in the year earlier period. Per average installed room, Guest Pay operations expenses increased to $2.95 per month in the first six months of 2004 from $2.90 per month in the prior year first six months, which represents a 1.7% increase.

Selling, general and administrative expenses were $11.9 million, an increase of $1.6 million compared to $10.3 million in the first six months of 2003. The increase was driven by professional and compliance costs, labor and compensation related expenses, marketing expenses and engineering development costs. In addition, contributing to the difference was a one-time insurance settlement received last year for reimbursement of legal expenses. As a percentage of revenue, SG&A increased to 9.1% in the current six months compared to 8.4% for first six months 2003. Per average Guest Pay room, SG&A expenses increased to $2.12 in the first half of 2004 from $1.93 in the prior year first six months.

Depreciation and amortization expenses decreased $580,000 or 1.5% to $39.1 million in the current year first six months versus $39.7 million in the first six months of 2003. The decrease was primarily due to assets becoming fully depreciated while the cost basis of new assets being added to the base was lower. As a percentage of revenue, depreciation and amortization decreased to 30.1% in the first half of 2004 versus 32.5% in the first half of 2003.

Operating Income. As a result of the factors described above, the Company generated operating income of $5.3 million in the first six months of 2004 compared to $2.1 million in the first six months of 2003.

Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes in the second quarter of 2003, the Company incurred a $7.1 million loss on the write off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

Interest Expense. Interest expense decreased $645,000, or 3.8%, to $16.4 million during the first six months of 2004. Average principal amount of long-term debt outstanding during the first six months ended June 30, 2004 was approximately $364.3 million (at an average interest rate of approximately 9.0%) as compared to an average principal amount outstanding of approximately $356.5 million (at an average interest rate of approximately 9.6%) during the comparable period of 2003.

Taxes. For the first six months of 2004, the Company incurred franchise tax of $257,000 versus $245,000 during the first half of 2003.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $11.2 million in the first half of 2004 from a net loss of $21.7 million in the prior year first six months.

June 30, 2004	Page 23

LodgeNet Entertainment Corporation	Form 10-Q

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

Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by hotels for interactive television services are held in trust on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. For the six months ended June 30, 2004 and 2003, charges to the allowance for doubtful account for related interactive television services were $221,000 and $180,000, respectively. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

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

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 - 7
Customer acquisition costs	5 - 7
System components	5 - 7
Software costs	3 - 5
Other equipment	3 - 10

June 30, 2004	Page 24

LodgeNet Entertainment Corporation	Form 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At June 30, 2004, the Company had debt totaling $360.2 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $314.3 million and variable rate debt of $45.9 million at June 30, 2004. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $30.3 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase in interest rates would be approximately negative $459,000 assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first half of 2004 to materially impact consolidated results of operations or financial condition.

Item 4 — Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of June 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

June 30, 2004	Page 25

LodgeNet Entertainment Corporation	Form 10-Q

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

Item 2 — Changes in Securities and Use of Proceeds

          Not applicable.

Item 3 — Defaults Upon Senior Securities

          Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

a.	The Annual Meeting of Stockholders of the Company (“Meeting”) was held on May 15, 2004, for the following purposes:

1.	Election of two directors to each serve three-year terms expiring in 2007;

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004; and

3.	Action on such other matters as may properly come before the Meeting.

b.	The directors elected at the meeting were Scott C. Petersen and Scott H. Shlecter.

c.	The appointment of PricewaterhouseCoopers LLP was ratified.

d.	The results of voting at the Meeting were as follows:

June 30, 2004	Page 26

LodgeNet Entertainment Corporation	Form 10-Q

Election of Directors --	For	Against	Withheld	Abstentions
Scott C. Petersen	11,844,216	—	54,494	—
Scott H. Shlecter	11,850,927	—	47,783	—

Ratification of Independent Accountants --	For	Against	Withheld	Abstentions
	11,869,499	27,852	—	1,358

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

31.	Rule 13a-14(a)/15(d)-14(a) Certifications.

32.	Section 1350 Certifications.

b.	Reports on Form 8-K:

On May 5, 2004, the Company filed a Report on Form 8-K to furnish under Item 9 a copy of a PowerPoint slide presentation presented to the Stockholders following the conclusion of the Company’s Annual Meeting of Stockholders held at the Company’s offices in Sioux Falls, South Dakota on May 5, 2004.

On May 19, 2004, the Company filed a Report on Form 8-K to furnish under Item 9 a copy of a PowerPoint slide presentation presented on May 19, 2004, to the Bear Stearns Credit Conference in New York, New York and a copy of a press release concerning information announced during the Company’s presentation at the Bear Stearns Global Credit Conference, including (i) that LodgeNet will offer on-demand access to select Disney Channel programming as part of the services it provides to the United States hospitality industry and (ii) updated guidance for the second quarter and full-year of 2004.

On June 16, 2004, the Company filed a Report on Form 8-K to furnish under Item 9 a copy of a Press Release dated June 15, 2004, announcing the Company’s plans to publicly offer 3.95 million shares of its common stock in a take-down offering made from a shelf registration statement that became effective April 16, 2004 with UBS Securities LLC as the book-running manager and Bear, Stearns & Co. Inc. and CIBC World Markets Corp. as co-lead managers, and announcing updated guidance for the second quarter and full-year 2004.

On June 30, 2004, the Company filed a Report on Form 8-K to furnish under Item 5 a copy of the underwriting agreement providing for the offering of 3.95 million shares of common stock at $16.50 per share, before underwriting discounts and commissions and granting underwriters an option to purchase up to 592,500 additional shares solely to cover over-allotments.

On July 23, 2004, the Company filed a Report on Form 8-K to furnish under item 12 a copy of a press release regarding its financial results for the fiscal quarter ended June 30, 2004 and certain other information and a copy of a PowerPoint presentation posted on the Company’s web site as part of an earnings teleconference held on July 22, 2004.

June 30, 2004	Page 27

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: August 6, 2004	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 6, 2004	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

June 30, 2004	Page 28