Form 10-Q
period 2004-09-30
LODGENET ENTERTAINMENT CORP
filed 2004-11-05
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

     At November 2, 2004, there were 17,622,914 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

     As used herein (unless the context otherwise requires) “LodgeNet”, “the Company” and/or “the Registrant” means LodgeNet Entertainment Corporation and its majority-owned subsidiaries.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$33,488	$2,772
Accounts receivable, net	32,132	28,150
Prepaid expenses and other	1,874	3,233

Total current assets	67,494	34,155

Property and equipment, net	215,458	227,037
Debt issuance costs, net	9,746	11,036
Intangible assets, net	5,537	8,270
Other assets	2,638	2,770

	$300,873	$283,268

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$21,462	$15,012
Current maturities of long-term debt	2,524	8,638
Accrued expenses	19,347	12,697
Deferred revenue	4,364	3,918

Total current liabilities	47,697	40,265

Long-term debt	310,082	359,610
Other long-term liability	3,999	3,999
Derivative instruments	7,299	8,396

Total liabilities	369,077	412,270

Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 17,622,914 and 12,722,267 shares outstanding at September 30, 2004 and December 31, 2003, respectively	176	127
Additional paid-in capital	226,855	155,163
Accumulated deficit	(291,271)	(276,567)
Accumulated other comprehensive loss	(3,964)	(7,725)

Total stockholders’ equity (deficiency)	(68,204)	(129,002)

	$300,873	$283,268

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Guest Pay	$69,902	$66,304	$196,443	$185,121
Other	1,748	1,464	5,319	4,697

Total revenues	71,650	67,768	201,762	189,818

Direct costs:
Guest Pay	31,979	30,408	87,830	83,454
Other	694	701	2,156	2,182

Total direct costs (exclusive of other operating expenses shown separately below)	32,673	31,109	89,986	85,636

Gross profit (exclusive of other operating expenses shown separately below)	38,977	36,659	111,776	104,182

Operating expenses:
Guest Pay operations	8,503	8,092	24,980	23,518
Selling, general and administrative	5,939	5,446	17,823	15,742
Depreciation and amortization	19,162	19,447	58,292	59,157

Total operating expenses	33,604	32,985	101,095	98,417

Operating income	5,373	3,674	10,681	5,765

Investment gains	—	243	—	250
Loss on early retirement of debt	(810)	—	(810)	(7,061)
Interest expense	(8,108)	(8,749)	(24,479)	(25,765)
Other income (expense), net	89	(497)	187	52

Loss before income taxes	(3,456)	(5,329)	(14,421)	(26,759)
Provision for income taxes	(26)	(100)	(283)	(345)

Net loss	$(3,482)	$(5,429)	$(14,704)	$(27,104)

Net loss per common share (basic and diluted)	$(0.20)	$(0.43)	$(1.01)	$(2.18)

Weighted average shares outstanding	17,244,562	12,503,325	14,487,717	12,455,494

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(14,704)	$(27,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,292	59,157
Investment gains	—	(250)
Loss on early retirement of debt, less cash portion	810	2,477
Change in operating assets and liabilities:
Accounts receivable	(3,945)	(1,897)
Prepaid expenses and other	225	757
Accounts payable	6,436	7,852
Accrued expenses and deferred revenue	6,473	4,427
Other	122	321

Net cash provided by operating activities	53,709	45,740

Investing activities:
Property and equipment additions	(41,259)	(41,305)
Note receivable repayments (advances)	567	(1,000)
Proceeds from affiliates, net	—	250

Net cash used for investing activities	(40,692)	(42,055)

Financing activities:
Proceeds from long-term debt	—	200,000
Repayment of long-term debt	(48,125)	(157,926)
Payment of capital lease obligations	(818)	(782)
Borrowings under revolving credit facility	13,000	18,500
Repayments of revolving credit facility	(20,000)	(52,500)
Debt issuance costs	(838)	(7,902)
Proceeds from sale of interest rate swap	3,052	—
Proceeds from issuance of common stock, net of offering costs	66,767	—
Exercise of stock options	4,587	147

Net cash provided by (used for) financing activities	17,625	(463)

Effect of exchange rates on cash	74	278

Increase in cash and cash equivalents	30,716	3,500
Cash and cash equivalents at beginning of period	2,772	1,107

Cash and cash equivalents at end of period	$33,488	$4,607

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, have been prepared by LodgeNet Entertainment Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for 2003, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company manages it operations as one reportable segment.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands):

	September 30,	December 31,
	2004	2003
Land, building and equipment	$80,272	$76,519
Free-to-guest equipment	32,195	30,990
Guest Pay systems:
Installed system costs	441,784	428,757
Customer acquisition costs	49,998	47,095
System components	24,694	27,674
Software costs	20,029	19,217

Total	648,972	630,252
Less – depreciation and amortization	(433,514)	(403,215)

Property and equipment, net	$215,458	$227,037

Note 3 — Intangible Assets

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

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

The Company has the following intangible assets (in thousands of dollars):

	September 30, 2004		December 31, 2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$12,191	$14,291	$10,406
Acquired intangibles	5,774	2,502	5,774	1,636
Other	539	374	539	292

	$20,604	$15,067	$20,604	$12,334

The Company recorded amortization expense of $909,000 and $845,000, respectively, for the three months ended September 30, 2004 and 2003, and $2,733,000 and $2,428,000, respectively, for the nine months ended September 30, 2004 and 2003. The Company estimates amortization expense for the twelve months ended September 30, as follows: 2005 — $2,873,000; 2006 — $1,661,000; 2007 — $966,000. The future amortization expense is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Note 4 — Loss Per Share Computation

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

The loss per common share for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003 is based on 17,244,562 and 12,503,325, 14,487,717 and 12,455,494 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of September 30, 2004 and 2003, the number of potential dilutive common shares was approximately 4,508,000 and 4,946,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.

Note 5 — Stock-Based Compensation

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

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,482)	$(5,429)	$(14,704)	$(27,104)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(102)	(862)	(1,790)	(1,811)
Less: stock based employee compensation expense included in reported net loss	(30)	—	(118)	—

Net loss, pro forma	$(3,614)	$(6,291)	$(16,612)	$(28,915)

Loss per share (basic and diluted)
As reported	$(0.20)	$(0.43)	$(1.01)	$(2.18)
Pro forma	(0.21)	(0.50)	(1.15)	(2.32)

In January 2004, the Company awarded 22,500 shares of restricted stock to executive officers of the Company. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As result of this transaction, the Company recorded $91,000 as compensation expense during the nine months ended September 30, 2004.

Note 6 — Accrued Expenses

Accrued expenses were comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Accrued taxes	$3,627	$3,160
Accrued compensation	4,739	4,049
Accrued interest	7,273	1,559
Other	3,708	3,929

	$19,347	$12,697

Note 7 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands):

	September 30,	December 31,
	2004	2003
Bank Credit Facility:
Bank term loan	$110,500	$146,625
Revolving credit facility	—	7,000
9.50% senior notes	200,000	200,000
11.50% senior notes	—	12,000
Less unamortized discount	—	(82)
Capital leases	2,106	2,705

	312,606	368,248
Less current maturities	(2,524)	(8,638)

	$310,082	$359,610

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Bank Credit Facility — On August 29, 2001, the Company entered into a $225.0 million bank credit facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at the Company’s option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, the Company and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, the Company and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of September 30, 2004 was 4.73% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at the Company’s option of (1) the bank’s base rate plus a margin of 1.00% to 1.75%, or (2) LIBOR plus a margin of 2.25% to 3.00%. As of September 30, 2004, there were no amounts outstanding under the revolving credit facility. Loans under the credit facility are collateralized by a first priority interest in all of the Company’s assets.

On June 16, 2004, the Company and the holders of the term loan amended the credit agreement. The amendment was required by the note holder to allow for the use of proceeds from the Company’s equity offering (see Note 10) for repayment of the 11.50% senior notes provided the Company also use proceeds to prepay a portion of the term loan. On July 6, 2004, the Company completed its equity offering and repaid $35.0 million of the term loan with a portion of the proceeds. In connection with the debt repayment, the Company incurred a loss on the early retirement of debt of $810,000 in the third quarter of 2004.

The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2004, the Company had outstanding letters of credit totaling $1.5 million.

The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of September 30, 2004, the Company was in compliance with all covenants, terms and conditions of the bank credit facility. The Company’s consolidated leverage ratio was 3.53 compared to the maximum allowable of 4.50, the consolidated senior secured leverage ratio was 1.27 compared to the maximum allowable of 2.50 and the consolidated interest coverage ratio was 2.69 compared to the minimum allowable of 2.25.

9.50% Senior Notes — In June 2003, the Company issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of the Company and rank pari passu in right of payment with any future senior subordinated indebtedness of the Company. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict the ability of the Company to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to its common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of September 30, 2004, the Company was in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

11.50% Senior Notes — During 1995, the Company issued $30.0 million principal amount of unsecured 11.50% senior notes (the “11.50% Notes”). The 11.50% Notes were unsecured, ranked pari passu in right of payment with future unsubordinated unsecured indebtedness and ranked senior in right of payment to all subordinated indebtedness of the Company. Annual principal payments of $6.0 million commenced in July 2001 and were to continue through July 2005. The 11.50% Notes required semi-annual interest payments and contained certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions with respect to capital stock. On July 15, 2004, the total principal amount outstanding with accrued interest, plus $583,000 of interest within the Notes make-whole provision, was repaid with proceeds from the Company’s equity offering (see Note 10).

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

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

Capital Leases — As of September 30, 2004, the Company has total capital lease obligations of $2,106,000. Equipment acquired under capital lease arrangements totaled $785,000 during the year ended December 31, 2003, and $301,000 during the nine months ended September 30, 2004.

Long-term debt has the following scheduled principal maturities for the twelve months ended September 30 (in thousands of dollars): 2005 — $2,524; 2006 — $2,252; 2007 — $1,785; 2008 — $106,045; 2009 — $–; and thereafter $200,000.

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Note 8 — Accounting for Derivative Instruments and Hedging Activities

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

In addition, the Company has existing interest rate swap agreements on $100.0 million of long-term debt, of which $50.0 million expires in December 2005 and $50.0 million expires in March 2006, to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The two swap arrangements carry interest rates of 6.61% and 5.78%, respectively, plus LIBOR. As of September 30, 2004, LIBOR was 1.98%. The swap agreements have been designated as, and meet the criteria for, cash flow hedges. The Company is required by its bank credit facility to have a minimum of 50% of its term loan balance covered under interest rate swap arrangements and cannot exceed $150.0 million in swap agreements. The Company does not utilize these instruments for speculative or trading purposes. Net amounts paid or received are reflected as adjustments to interest expense.

Note 9 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. For the Company, comprehensive loss was as follows for the periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,482)	$(5,429)	$(14,704)	$(27,104)
Foreign currency translation adjustment	618	(72)	206	1,961
Unrealized gain on derivative instruments	679	3,506	3,555	3,448

Comprehensive loss	$(2,185)	$(1,995)	$(10,943)	$(21,695)

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Components of accumulated other comprehensive loss as shown on the Company’s consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Unrealized loss on derivative instruments	$(4,841)	$(8,396)
Foreign currency translation adjustment	877	671

Accumulated other comprehensive loss	$(3,964)	$(7,725)

Note 10 — Common Stock Offering

On July 6, 2004, the Company completed a public offering of common stock registered pursuant to its shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, the Company issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, the Company issued 392,500 shares with the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including over-allotment) were $66.8 million after deducting underwriting and offering expenses of approximately $5.0 million. The Company used the net proceeds to repay $35.0 million of its bank credit facility term loan and the remaining $12.0 million of its 11.50% Notes. The remaining proceeds of approximately $18.5 million were retained as cash for use in general corporate purposes. In connection with the debt repayment, the Company incurred a loss on the early retirement of debt of $810,000 in the third quarter of 2004. Additionally, the Company incurred in the third quarter, $583,000 in interest expense resulting from a make-whole provision related to the early retirement of the 11.50% Notes.

September 30, 2004

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

Executive Overview

LodgeNet Entertainment Corporation is one of the world’s largest and leading providers of interactive television systems and broadband services to hotels, resorts and casinos throughout the United States and Canada as well as select international markets. It is estimated that more than 260 million guests a year have access to a wide variety of LodgeNet’s interactive television services which are designed to make their stay more enjoyable, productive and convenient. As of September 30, 2004, the Company provided television services to approximately 5,900 hotel properties serving more than one million rooms.

For the first nine months of 2004, the Company continued to execute on its operating plans and delivered increased revenue and higher gross margins, improved operating income, reduced net loss, achieved positive cash flow (defined as cash provided by operating activities exceeding cash used for investing) as compared to the first nine months of 2003. Additionally, the Company expanded its digital room base to 49% of its interactive room base (approximately 469,000 rooms) while reducing its cost of installation for both new rooms and converted rooms.

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

The Company’s total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with the Company’s system. The Company can increase revenue over time by increasing the number of rooms served by its interactive systems. The Company’s ability to expand its room base is dependent on a number of factors, including the attractiveness of the Company’s technology and service and support to hotels currently operating without an interactive television system, and the number of newly constructed hotel properties and hotels with expiring contracts currently served by one of the Company’s competitors.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

•	The variety of services offered at the hotel. Rooms equipped with the Company’s digital system generate higher revenue than rooms equipped with the Company’s tape-based system, primarily because they offer a greater variety of services and content choices. The Company plans to continue to grow the revenue it generates per average room by the installation of its digital system in all newly contracted rooms and by converting selected tape-based rooms to the Company’s digital system in exchange for long-term contract extensions.

•	The popularity of content offered at the hotel. The Company’s revenues vary to a certain degree with the number and popularity of major motion pictures available for viewing. Historically, a decrease in the availability of popular major motion pictures has from time-to-time adversely impacted revenue. Although not completely within the Company’s control, the Company seeks to program and promote the available major motion pictures and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. The Company controls the prices charged for its products and services and manages pricing in an effort to maximize revenue and overall gross profit. The Company establishes pricing based on such things as the demographics of the property served and the popularity of the content.

•	The occupancy rate at the property. The Company’s revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. The Company targets higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

Key Metrics:

Rooms Served

One of the metrics the Company monitors is the growth, net of de-installations, of its Guest Pay interactive room base. De-installation activity has not had a material effect on the Company’s growth and historically averages approximately 2% of total installed rooms per year. The Company installed its systems in the following number of net new rooms and had the following total rooms installed as of September 30:

	September 30,
	2004	2003
Net new Guest Pay interactive rooms for the three months (1)	10,549	13,345
Net new Guest Pay interactive rooms for the nine months ended (1)	28,904	36,770
Total Guest Pay interactive rooms (2)	953,547	913,118
Total rooms served (3)	1,014,538	983,158

(1)	All Guest Pay interactive rooms installations in 2004 and 2003 received the Company’s digital interactive television system.

(2)	Guest Pay interactive rooms are equipped with the Company’s interactive television system, including digital systems. The high-speed, two-way digital communications design of the Company’s system architecture enables the Company to provide interactive features such as on-demand movies, network-based video games, music services, Internet on television, and television programming.

(3)	Total rooms served, representing rooms receiving one or more of the Company’s services, including rooms served by international licensees and properties receiving only basic and premium television programming.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Digital Room Growth

The Company continues to expand its digital base as it installs its digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for long-term contract extensions. The Company’s goal is to have approximately 75% of its room base installed with a digital system by the end of 2006.

	September 30,
	2004	2003
Net digital room installations for the three months ended (1)	27,191	32,734
Net digital room installations for the nine months ended (1)	84,014	91,322
Total digital rooms installed	469,440	356,419
Digital rooms as a percent of total Guest Pay interactive rooms	49%	39%

(1)	Digital room installations include both newly contracted rooms and rooms that have been converted from a tape-based system to a digital system in exchange for a long-term contract extension.

Cost of Installation

In addition to the continued expansion of the Company’s digital base, the Company will continue monitoring capital expenditures per new or converted room. The cost per new digital installed room averaged $375 during the current quarter, compared to $373 during the second quarter of 2004. The increase was due to the mix of services installed, property sizes and certain fixed costs. The following table sets forth the Company’s average installation and conversion cost per room during the quarters ended:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003
Average cost per room – new installation	$375	$373	$382	$391	$396
Average cost per room – conversion	$275	$296	$305	$332	$330

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

The Company’s cash flow from operations, net of investing activities, for the three and nine months ended is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cash provided by operating activities	$25,538	$19,979	$53,709	$45,740
Cash used for investing activities	(14,605)	(13,006)	(40,692)	(42,055)

Difference	$10,933	$6,973	$13,017	$3,685

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expense Per Room

The Company seeks to manage operating and SG&A expenses, balancing the Company’s growth objective with economic conditions. The following table sets forth the Company’s operating expenses and SG&A per average Guest Pay room and as a percent of revenue during the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Guest Pay operating expenses	$3.00	$2.98	$2.96	$2.93
SG&A expense	2.09	2.01	2.11	1.96

	$5.09	$4.99	$5.07	$4.89

Guest Pay operating expenses as a percent of total revenue	11.9%	11.9%	12.4%	12.4%
SG&A as a percent of total revenue	8.3%	8.0%	8.8%	8.3%

Liquidity and Capital Resources

The Company historically has required substantial amounts of capital to fund operations, expand the Company’s business and service existing indebtedness. During the first nine months of 2003, cash flow from operations was sufficient to cover all long-term debt service as well as all capital investments, including growth capital. For the first nine months of 2004, cash flow from operations exceeded all long-term debt service as well as all capital investments, including growth capital by $13.0 million. Capital expenditures for the first nine months of 2004 were $41.3, comparable to the same period of 2003. During the first nine months of 2004, the Company installed approximately 84,000 digital rooms versus 91,000 digital rooms in the first nine months of 2003. Net cash provided by operating activities was $53.7 million as compared to $45.7 million in the same period of 2003. This resulted in cash flow net of investing of $13.0 million for the first nine months of 2004 versus $3.7 million in the prior year.

On July 6, 2004, the Company completed a public offering of common stock registered pursuant to its shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, the Company issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, the Company issued 392,500 shares with the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including over-allotment) were $66.8 million after deducting underwriting and offering expenses of approximately $5.0 million. The Company used the net proceeds to repay $35.0 million of its bank credit facility term loan and the remaining $12.0 million of its 11.50% senior notes. The remaining proceeds of approximately $18.5 million were retained as cash for use in general corporate purposes.

Depending on the rate of growth in its business and other factors, the Company expects to incur capital expenditures of $57.0 to $58.0 million in 2004. Based on expected capital expenditures, the Company estimates it will install in the range of 49,000 to 50,000 net new rooms and convert in the range of 52,000 to 53,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions in 2004.

The Company believes that its cash on hand from the equity offering proceeds, operating cash flow and borrowing available under the Credit Facility maturing in 2007 will be sufficient for the foreseeable future to fund the Company’s future growth and financing obligations. As of September 30, 2004, working capital was $19.8 million, compared to negative $(12.2) million at September 30, 2003 due to an increased cash balance from the equity offering proceeds.

The Company’s principal sources of liquidity are its cash on hand, operating cash flow and its Credit Facility. In order to continue to operate and expand its business, the Company must remain in compliance with covenants imposed by its Credit Facility and Senior Notes. As of September 30, 2004, the Company was in compliance with all covenants, terms and conditions related to its Credit Facility and Senior Notes. Given the Company’s current business plan for

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

projected capital investment during the balance of 2004, the Company believes it will remain in compliance in 2004 with all covenants, terms and conditions related to its Credit Facility and Senior Notes. The Company is not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of September 30, 2004 was $312.6 million versus $368.2 million as of December 31, 2003.

The Company’s leverage and interest coverage ratios were as follows for the periods ended September 30:

	2004	2003
Actual consolidated total leverage ratio (1) (4)	3.53	4.41
Maximum per covenant	4.50	5.00

Actual senior secured leverage ratio (2) (4)	1.27	1.83
Maximum per covenant	2.50	2.50

Actual consolidated interest coverage ratio (3) (4)	2.69	2.45
Minimum per covenant	2.25	2.25

(1)	The Company’s maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	The Company’s maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	The Company’s minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated leverage, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not statistics based on generally accepted accounting principles. The statistics are presented here to demonstrate compliance with lender’s covenants, as noncompliance with such covenants could have a material adverse effect on the Company, and the statistics are not presented as alternative measures of operating performance or liquidity.

The Company’s future debt covenant ratios are outlined below:

	Q4 2004	Q1 2005	Q4 2005	Q1 2006
Maximum consolidated total leverage ratio	4.50	4.25	4.00	3.75

Maximum senior secured leverage ratio	2.50	2.25	2.25	2.25

Minimum consolidated interest coverage ratio	2.25	2.50	2.50	2.75

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

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

The Company’s average interest rate on long-term debt outstanding during the third quarter of 2004 was approximately 10.0% as compared to approximately 9.5% during the comparable period of 2003. During the first nine months of 2004, the average interest rate on long-term debt outstanding was approximately 9.4% as compared to approximately 9.6% during the same period of 2003. Excluding a $583,000 interest charge resulting from a make-whole provision related to the early retirement of the 11.50% Notes, the Company’s average interest rate for the three and nine month periods ended September 30, 2004, was approximately 9.3% and 9.1%, respectively.

In the event of significant international crises, adverse economic conditions, acts of terrorism, public health issues, or catastrophic events, the Company believes that the general economy and the lodging industry could be negatively affected. If such a crisis is protracted or the effects on the lodging industry are severe, the effect on the Company’s financial performance could result in the Company being in violation of one or more of its bank or note covenants. This could require the Company to renegotiate its covenants, significantly reduce its growth plans and/or curtail expenditures for operating expenses. While the Company believes it could renegotiate its covenants, there is no assurance that this could be accomplished, nor can it determine at this time the financial cost of such a renegotiation or that refinancing, if required, would be available on terms favorable to the Company.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance actual results will not vary from expected results. The Company’s actual cash flow and cash requirements will vary (and such variations could be material) depending upon the number of new contracts for services entered into by the Company, the cost of installations, demand for the Company’s services, competitive factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements” and elsewhere herein. Obligations and Commitments as of September 30, 2004 (dollar amounts in thousands):

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$312,606	$2,524	$4,037	$106,045	$200,000
Interest on fixed rate debt	171,000	19,000	38,000	38,000	76,000
Other long-term obligations (1)	8,308	2,035	3,383	2,872	18
Purchase obligations	3,071	3,071	—	—	—

Total contractual obligations	$494,985	$26,630	$45,420	$146,917	$276,018

		Amount of commitment expiration per period
		Less than	1 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,500	$1,500	$—	$—	$—

(1)	Other long-term obligations include future minimum operating lease payments and payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

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

While the average occupancy rate for the Company’s served hotels is typically higher than the average of the entire lodging industry, the Company’s business is clearly linked to the continued effects of changes in occupancy levels. For the first nine months of 2004, occupancy rates for properties served by the Company were 140 basis points higher than experienced in the first nine months of 2003. If hotel occupancy rates were to decline significantly below current levels, the Company’s revenues would be adversely affected.

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

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2004 and 2003

Revenue Analysis. The Company’s total revenue for the third quarter of 2004 increased 5.7%, or $3.9 million, in comparison to the third quarter of 2003. The following table sets forth the components of revenue (in thousands) for the quarter ended September 30:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$69,902	97.6	$66,304	97.8
Other	1,748	2.4	1,464	2.2

	$71,650	100.0	$67,768	100.0

Guest Pay interactive revenue increased 5.4%, or $3.6 million, in the third quarter of 2004 in comparison to the same quarter of 2003. This increase was attributable to a 4.4% increase in the average number of installed Guest Pay interactive rooms and the continued deployment of digital systems (113,000 additional digital rooms deployed compared to the third quarter of 2003). On a per room basis, revenue increased 0.9% to $24.65 per month in the third quarter of 2004 from $24.42 per month in the third quarter of 2003. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the quarter ended September 30:

	2004	2003
Average monthly revenue per room:
Movie revenue	$18.90	$18.99
Other interactive service revenue	5.75	5.43

Total per Guest Pay room	$24.65	$24.42

Average movie revenue per room decreased from $18.99 to $18.90. The Company believes that movie revenue was adversely impacted by the Summer Olympics during the quarter (televised during August) and less popular movie content available in the Company’s window this year as compared to 2003.

Other interactive service revenue increased 5.9%, driven by the continued expansion of services available through the company’s digital television and high-speed Internet access systems, and price changes associated with basic cable services.

Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $284,000, or 19.4%, in comparison to the third quarter of 2003. The increase is a result of reseller commissions received for programming services.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $39.0 million for the third quarter ended September 30, 2004, an increase of 6.3% over the third quarter of 2003. The following table sets forth the components of gross profit (in thousands) and gross profit margin for the quarter ended September 30:

	2004	2003
Gross profit:
Guest Pay	$37,923	$35,896
Other	1,054	763

	$38,977	$36,659

Gross profit margin:
Guest Pay	54.3%	54.1%
Other	60.3%	52.1%
Total	54.4%	54.1%

Gross profit on Guest Pay interactive services increased 5.6%, or $2.0 million on a 5.4% increase in related revenue. Guest Pay direct costs, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission retained by the hotel. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time programming license fees, which are independent of changes to revenue or occupancy. As a percentage of revenue, the increase to Guest Pay gross profit margin from 54.1% to 54.3% was due to decreased programming costs for movies and games partially offset by slightly higher hotel commissions and connectivity costs for TV Internet.

Gross profit on other services increased $291,000, or 38.1%, in the third quarter of 2004 from the prior year quarter and the gross profit margin increased to 60.3% from 52.1%. The increase in gross profit margin was attributable to reseller commissions described above.

As a percentage of revenue, the Company’s overall gross profit margin was 54.4% compared to 54.1% in the prior year quarter. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross profit margin for the quarter ended September 30:

	2004	2003	Change
Gross profit margin	54.4%	54.1%	0.3%
Change drivers:
Programming costs			0.7
TV Internet			-0.2
Hotel commissions			-0.2

			0.3%

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,503	11.9	$8,092	11.9
Selling, general and administrative	5,939	8.3	5,446	8.0
Depreciation and amortization	19,162	26.7	19,447	28.7

Total operating expenses	$33,604	46.9	$32,985	48.7

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $411,000, or 5.1%, in 2004 from the prior year quarter. The increase was primarily due to the 4.4% increase in average rooms served by the Company. As a percentage of revenue, Guest Pay operations expenses remained at 11.9% in the third quarter of 2004. Per average installed room, Guest Pay operations expense was $3.00 per month in the third quarter of 2004 as compared to $2.98 per month in the prior year quarter.

Selling, general and administrative expenses were $5.9 million, an increase of $493,000 compared to $5.4 million in the third quarter of 2003. As a percentage of revenue, SG&A increased to 8.3% in the current quarter compared to 8.0% for third quarter 2003. Per average Guest Pay room, SG&A expenses increased to $2.09 in the third quarter of 2004 from $2.01 in the prior year quarter. The increase was primarily related to higher payroll expenses and accounting fees associated with Sarbanes-Oxley compliance.

Depreciation and amortization expenses decreased to $19.2 million in the current year quarter versus $19.4 million in the second quarter of 2003. The decrease was primarily due to higher-cost assets becoming fully depreciated while the cost was lower for new assets being added to the base. As a percentage of revenue, depreciation and amortization decreased to 26.7% in the third quarter of 2004 versus 28.7% in the third quarter of 2003.

Operating Income. As a result of the factors described above, the Company generated operating income of $5.4 million, a 46% increase, in the third quarter of 2004 compared to $3.7 million in the third quarter of 2003.

Loss on Early Retirement of Debt. The Company incurred a charge of $810,000 during the third quarter of 2004 as a result of the early retirement of $35 million of the Company’s Term B notes under its bank credit facility.

Interest Expense. Interest expense decreased $641,000, or 7.3%, to $8.1 million during the third quarter of 2004. Average principal amount of long-term debt outstanding during the quarter ended September 30, 2004 was approximately $324.7 million (at an average interest rate of approximately 10.0%) as compared to an average principal amount outstanding of approximately $367.6 million (at an average interest rate of approximately 9.5%) during the comparable period of 2003. The change to the average interest rate for the third quarter of 2004 was due to the $583,000 interest charge resulting from a make-whole provision related to the early retirement of the 11.50% Notes. Excluding this payment the average interest rate for the third quarter of 2004 was approximately 9.3%.

Taxes. For the third quarter of 2004, the Company incurred franchise tax of $26,000 versus $100,000 during the third quarter of 2003. The decrease in taxes is due to approximately $75,000 of Canadian tax refunds received during the third quarter of 2004.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $3.5 million in the third quarter of 2004 from a net loss of $5.4 million in the prior year quarter.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2004 and 2003

Revenue Analysis. The Company’s total revenue for the first nine months of 2004 increased 6.3%, or $11.9 million, in comparison to the same period of 2003. The following table sets forth the components of revenue (in thousands) for the nine months ended September 30:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$196,443	97.4	$185,121	97.5
Other	5,319	2.6	4,697	2.5

	$201,762	100.0	$189,818	100.0

Guest Pay interactive revenue increased 6.1%, or $11.3 million, in the first nine months of 2004 in comparison to the same period of 2003. This increase was attributable to a 4.9% increase in the average number of installed Guest Pay interactive rooms and the continued deployment of digital systems (113,000 additional digital rooms deployed since September 30, 2003). On a per room basis, revenue increased 1.2% to $23.30 per month in the first nine months of 2004 from $23.03 per month in the first nine months of 2003. The following table sets forth information in regard to average monthly revenue per Guest Pay room for the first nine months ended September 30:

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.75	$17.95
Other interactive service revenue	5.55	5.08

Total per Guest Pay room	$23.30	$23.03

Average movie revenue per room decreased from $17.95 to $17.75. The Company believes the decrease in average movie revenue per room is primarily due to less popular movie content available in its window this year as compared to 2003, partially offset by a 140 basis point increase in occupancy levels.

Other interactive service revenue increased 9.3%, driven by expanding revenue from services available through the Company’s digital television and high-speed Internet access systems and price changes associated with basic cable services.

Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $622,000, or 13.2%, in comparison to the first nine months of 2003. The increase is a result of reseller commissions received from programming services offset by decreases in equipment sales to international licensees and lower revenue from free-to-guest services.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Gross Profit (exclusive of other operating expenses discussed separately below). Gross profit totaled $111.8 million for the first nine months ended September 30, 2004, an increase of 7.3% over the first nine months of 2003. The following table sets forth the components of gross profit (in thousands) and gross profit margin for the nine months ended September 30:

	2004	2003
Gross profit:
Guest Pay	$108,613	$101,667
Other	3,163	2,515

	$111,776	$104,182

Gross profit margin:
Guest Pay	55.3%	54.9%
Other	59.5%	53.5%
Total	55.4%	54.9%

Gross profit on Guest Pay interactive services increased 6.8%, or $6.9 million on a 6.1% increase in related revenue. Guest Pay direct costs, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission retained by the hotel. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time programming license fees, which are independent of changes to revenue or occupancy. As a percentage of revenue, the increase to Guest Pay gross profit margin from 54.9% to 55.3% was due to decreased programming costs for movies and games, offset by slightly higher Internet connectivity costs and hotel commissions.

Gross profit on other services increased $648,000, or 25.8%, in the first nine months of 2004 from the prior year nine months and the gross profit margin increased from 53.5% to 59.5%. The increase in gross profit margin was primarily attributable to reseller commissions received from programming services.

As a percentage of revenue, the Company’s overall gross profit margin was 55.4% compared to 54.9% in the first nine months of 2003. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross profit margin for the nine months ended September 30:

	2004	2003	Change
Gross profit margin	55.4%	54.9%	0.5%
Change drivers:
Programming costs			0.8
TV Internet			-0.1
Hotel commissions			-0.2

			0.5%

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Operating Expenses. The following table sets forth information in regard to the Company’s operating expenses for the first nine months ended September 30 (dollar amounts in thousands):

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$24,980	12.4	$23,518	12.4
Selling, general and administrative	17,823	8.8	15,742	8.3
Depreciation and amortization	58,292	28.9	59,157	31.2

Total operating expenses	$101,095	50.1	$98,417	51.8

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.5 million, or 6.2%, in 2004 from the prior year first nine months. The increase was primarily due to the 4.9% increase in average rooms served by the Company. As a percentage of revenue, Guest Pay operations expenses remained at 12.4% in the first nine months of 2004. Per average installed room, Guest Pay operations expenses increased to $2.96 per month in the first nine months of 2004 from $2.93 per month in the prior year first nine months.

Selling, general and administrative expenses were $17.8 million, an increase of $2.1 million compared to $15.7 million in the first nine months of 2003. The increase was driven by professional and compliance costs, labor and compensation related expenses, marketing expenses and engineering development costs. In addition, contributing to the difference was a one-time insurance settlement received last year for reimbursement of legal expenses. As a percentage of revenue, SG&A increased to 8.8% in the current nine months compared to 8.3% for first nine months 2003. Per average Guest Pay room, SG&A expenses increased to $2.11 in the first nine months of 2004 from $1.96 in the prior year first nine months.

Depreciation and amortization expenses decreased $865,000 or 1.5% to $58.3 million in the current year first nine months versus $59.2 million in the first nine months of 2003. The decrease was primarily due to assets becoming fully depreciated while the cost was lower for new assets being added to the base. As a percentage of revenue, depreciation and amortization decreased to 28.9% in the first nine months of 2004 versus 31.2% in the first nine months of 2003.

Operating Income. As a result of the factors described above, the Company generated operating income of $10.7 million, an 85% increase, in the first nine months of 2004 compared to $5.8 million in the first nine months of 2003.

Loss on Early Retirement of Debt. The Company incurred a charge of $810,000 during the third quarter of 2004 as a result of the early retirement of $35 million of the Company’s Term B notes under its bank credit facility. In the second quarter of 2003, the Company incurred a $7.1 million loss on the write off of related debt issuance costs, payment of call and tender premiums, and transaction expenses, as a result of the early retirement of the 10.25% Senior Notes.

Interest Expense. Interest expense decreased $1.3 million, or 5.0%, to $24.5 million during the first nine months of 2004. Average principal amount of long-term debt outstanding during the first nine months ended September 30, 2004 was approximately $348.9 million (at an average interest rate of approximately 9.4%) as compared to an average principal amount outstanding of approximately $359.7 million (at an average interest rate of approximately 9.6%) during the comparable period of 2003.

Taxes. For the first nine months of 2004, the Company incurred franchise tax of $283,000 versus $345,000 during the first nine of 2003. The decrease in taxes is due to approximately $75,000 of Canadian tax refunds received during the third quarter of 2004.

Net Loss. For the reasons previously described, the Company’s net loss decreased to $14.7 million in the first nine months of 2004 from a net loss of $27.1 million in the prior year first nine months.

September 30, 2004

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

Allowance for doubtful accounts. The Company determines the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and the Company. In accordance with the Company’s hotel contracts, monies collected by hotels for interactive television services are held on behalf of the Company. Collectibility is reasonably assured as supported by the Company’s nominal write-off history. For the nine months ended September 30, 2004 and 2003, charges to the allowance for doubtful account for related interactive television services were $306,000 and $425,000, respectively. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the Company’s monies, the Company may be required to increase its allowance by recording additional bad debt expense.

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

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At September 30, 2004, the Company had debt totaling $312.6 million. The Company has interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, the Company had fixed rate debt of $302.1 million and variable rate debt of $10.5 million at September 30, 2004. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $29.3 million. The impact on earnings and cash flow from a one percentage point increase in interest rates would be approximately negative $105,000 on an annualized basis assuming other variables remain constant.

Foreign Currency Transactions. A portion of the Company’s revenues are derived from the sale of Guest Pay services in Canada. The results of operations and financial position of the Company’s operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of the Company’s Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, a portion of the Company’s assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company’s consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first nine months of 2004 to materially impact consolidated results of operations or financial condition.

Item 4 — Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of September 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information in this filing.

September 30, 2004

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

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits:

10.31	Form Of Restricted Stock Agreement*

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

*	Management compensatory plan.

b.	Reports on Form 8-K:

On August 4, 2004, the Company filed a Report on Form 8-K to furnish under Item 5 a copy of a Press Release dated August 4, 2004, announcing the Company’s closing on the purchase by the underwriters of an additional 392,500 shares of common stock pursuant to underwriters’ over-allotment option.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

On September 8, 2004, the Company filed a Report on Form 8-K to furnish under Item 7.01 and Item 9.01 a copy of a PowerPoint slide presentation presented on September 8, 2004, to the Kaufman Bros. 7th Annual Communications, Media & Technology Conference in New York, New York and a copy of a press release concerning information announced during the Company’s presentation at the Kaufman Bros. 7th Annual Communications, Media & Technology Conference, including confirmation that the Company expects that results for the third quarter 2004 will come within previously issued financial guidance.

On October 20, 2004, the Company filed a Report on Form 8-K to furnish under Item 2.02 and Item 9.01 a copy of a press release regarding its financial results for the fiscal quarter ended September 30, 2004 and certain other information and a copy of a PowerPoint presentation posted on the Company’s web site as part of an earnings teleconference held on October 19, 2004.

September 30, 2004

LodgeNet Entertainment Corporation	Form 10-Q

LodgeNet Entertainment Corporation and Subsidiaries

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: November 5, 2004	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 5, 2004	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

September 30, 2004