Form 10-K
period 2004-12-31
LODGENET ENTERTAINMENT CORP
filed 2005-03-16
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-22334

LodgeNet Entertainment Corporation

(Exact name of Registrant as specified in its charter)

Delaware	46-0371161
(State of Incorporation)	(IRS Employer Identification Number)

3900 West Innovation Street, Sioux Falls, South Dakota 57107

(Address of Principal Executive Offices)          (Zip Code)

(605) 988 - 1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $137,115,000.

The number of shares of common stock of the Registrant outstanding as of March 2, 2005, was 17,645,775 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2004, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 77 pages, excluding exhibits. The exhibit index appears on page 43.

LodgeNet Entertainment Corporation	Form 10-K 2004

i

Item 15 - Exhibits and Financial Statement Schedules	43
Statement of Computation of Ratios
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a)/15d-14(a) of CFO
Rule 13a-14(a)/15d-14(a) of CEO
Section 1530 Certification

          As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiaries.

          “LodgeNet “, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “Hotel SportsNET”, and “TechConnection” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

LodgeNet Entertainment Corporation	Form 10-K 2004

ii

PART I

Item 1 - Business

Overview

          We are one of the world’s largest providers of interactive television and broadband solutions to hotels, including resorts and casino hotels, throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 275 million guests each year have access to our interactive television services, which are designed to make their stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of December 31, 2004, we provided television services to approximately 5,900 hotel properties serving over one million rooms.

          We provide a wide range of interactive television services, including on-demand movies, on-demand games, music and music videos, Internet on television (which does not require a laptop) and television on-demand programming. We generally refer to these products as guest pay interactive services and guests typically purchase these services on a per-view, hourly, or daily basis. Our service package may also include satellite-delivered basic and premium television programming and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge, which we generally refer to as free-to-guest services. In addition, we provide high-speed laptop Internet access services to some of our hotel customers.

          We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Felcor (Hampton, Marriott, Fairfield, Sheraton, Courtyard, Crown Plaza, Homewood, Westin, Holiday Inn), Interstate (Wyndham, Courtyard, Radisson, Comfort Inn, Four Points, Amerisuites), WestCoast Hospitality (Red Lion, Westcoast), Kimpton, LaQuinta, Omni Hotels, Outrigger, Ritz Carlton, Harrah’s, Grand Casinos, and Wingate Inn, as well as many independent properties using the Fairmont, Holiday Inn, Inter-Continental, Marriott, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names.

          As shown in the table below, we have experienced a 35% increase in revenue over the past five years, primarily as a result of the increase in the number of rooms installed with our interactive television products and services. Dollar amounts are shown in thousands, except for room data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Operations Data:
Total Guest Pay interactive rooms (1)	974,798	924,643	876,348	812,149	725,075
Total Digital rooms (1) (2)	508,979	385,426	265,097	115,378	—
Total rooms served (1) (3)	1,034,605	994,127	952,673	890,546	806,112

Total revenues	$266,441	$250,149	$234,990	$216,895	$196,817
Operating income	12,970	6,500	5,975	9,120	2,294
Depreciation and amortization	77,045	78,459	75,918	66,008	65,470
Operating income before depreciation and amortization (4)	90,015	84,959	81,893	75,128	67,764
Interest expense	(31,891)	(34,239)	(33,037)	(30,306)	(27,809)
Net loss	$(20,781)	$(35,052)	$(29,126)	$(26,408)	$(39,014)

Cash provided by operating activities	$60,564	$48,563	$43,769	$46,477	$41,180
Cash used for investing activities	(54,350)	(53,618)	(70,708)	(77,995)	(50,248)

Difference	$6,214	$(5,055)	$(26,939)	$(31,518)	$(9,068)

LodgeNet Entertainment Corporation	Form 10-K 2004

(1)	End of year statistics. Guest Pay interactive rooms are equipped with our interactive television system, which includes both digital and tape-based systems.

(2)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent 52.2% of the Guest Pay interactive rooms served as of December 31, 2004.

(3)	Total rooms served include Guest Pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	Operating income before depreciation and amortization is calculated by adding depreciation and amortization to operating income. Operating income before depreciation and amortization is not intended to represent an alternative to operating income and is not representative of funds available for discretionary use due to our financing obligations. Our management utilizes operating income before depreciation and amortization to provide a relevant and consistent comparison of operating performance exclusive of historical costs of capital related to depreciation and amortization. We believe that depreciation and amortization represent fixed or “sunk” costs, which do not provide a relevant measure for variable or controllable operating performance.

          We provide our services directly to hotel customers and their guests throughout the United States and Canada, and through licensing arrangements with companies in other select countries. Typically, our contracts with hotels, resorts and casino hotels are exclusive and have initial, non-cancelable terms of five to seven years. As of December 31, 2004, the average remaining contract term was approximately 39 months. The exclusive nature of these contracts allows us to estimate (based on historical information and certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.

          We design, develop, and operate the interactive television systems that are installed at hotel properties. The vast majority of these systems are owned by us, although in some cases a hotel purchases the systems from us. The interactive system connects each individual hotel room to a server, referred to as the “headend,” located in the hotel. Because of the flexible and modular design of the system architecture, we can typically upgrade our software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.

          We also provide high-speed Internet access services through the sale and installation of equipment to subscribing hotels. We receive monthly service fees from such hotels for technical maintenance and call center support services following the initial installation.

          In 2001, we began deploying a digital system, which has allowed us to introduce new products such as SigNETure TVSM. As of December 31, 2004, we had installed our digital system in approximately 509,000 rooms, or 52.2% of our installed Guest Pay interactive base. In addition to the on-demand movies, video games, and other services provided by our tape-based systems, the digital system offers (i) increased variety and availability of on-demand movies; (ii) television on-demand programming; (iii) digital music and music videos; (iv) Internet on television; (v) access to Internet-sourced content; (vi) on-screen controls that allow the guest more viewing control and flexibility; (vii) improved guest marketing and merchandising capabilities; and (viii) a system architecture that receives video and music content via a satellite distribution network, resulting in operating cost reductions. We plan to continue to install the interactive digital system in all newly installed hotel properties and in selected existing sites as current service contracts are successfully renewed and extended.

          In July, we announced the formation of a sales and marketing relationship with McKesson Corporation, the world’s largest healthcare services and information technology company, to offer our interactive television system and content as part of McKesson’s Horizon Patient Vision system. During the fourth quarter of 2004, we completed the first installation of our interactive system in a hospital. Under the relationship with McKesson, we sell our

LodgeNet Entertainment Corporation	Form 10-K 2004

interactive system to McKesson and provide to them recurring support for entertainment content, software maintenance and technical field service for a fixed monthly fee. We will continue to pursue opportunities in the healthcare market and expect to install additional hospitals in 2005.

          We are focused on executing our long-term business strategy, which is summarized as follows:

➢	continue the growth of our lodging room base;

➢	increase the revenue generated per average installed room;

➢	increase the profitability of our business model;

➢	strengthen our balance sheet and generate increasing levels of cash flow; and

➢	expand into healthcare and potentially other new markets.

Corporate Information

          We are a Delaware corporation with our principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107. Our telephone number is (605) 988-1000.

Markets and Customers

          Domestic Market. The primary market for our services is predominantly the mid-size and large hotel segments within the United States and Canada. Based on industry sources, we estimate that these segments account for approximately 71%, or 3.5 million of the lodging industry’s estimated 4.9 million rooms. Additionally, whereas we served over one million rooms as of December 31, 2004, we believe that growth opportunities remain available through (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers when their contracts expire.

          Diversified Customer Base. We believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2004, no single state or province accounted for more than 11% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Felcor (Hampton, Marriott, Fairfield, Sheraton, Courtyard, Crown Plaza, Homewood, Westin, Holiday Inn), Interstate (Wyndham, Courtyard, Radisson, Comfort Inn, Four Points, Amerisuites), WestCoast Hospitality (Red Lion, Westcoast), Kimpton, LaQuinta, Omni Hotels, Outrigger, Ritz Carlton, Harrah’s, Grand Casinos, and Wingate Inn, as well as many independent properties using the Fairmont, Holiday Inn, Inter-Continental, Marriott, Courtyard by Marriott, Prince, Radisson, W Hotel, Westin and other trade names. In 2000, we signed a contract with Hilton Hotels Corporation (Hilton) to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for their managed and franchised properties. During 2004, hotels covered by the master services agreement with Hilton represented approximately 14.9% of our consolidated revenue. Approximately 20% of these hotel rooms were Hilton owned properties.

          International Market. We also provide services in select international markets — primarily countries located in Central and South America—through licensing arrangements with companies in these areas. Under these arrangements, we do not provide any capital investment. Instead, we sell equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. Financial information related to our operating segments and international operations is included in Note 17 of our consolidated financial statements.

Services and Products

          Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of our system architecture enables us to provide interactive features, such as on-demand movies, on-demand games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming. In 2005, we are planning to introduce Hotel SportsNetSM as another interactive

LodgeNet Entertainment Corporation	Form 10-K 2004

television service, which will provide guests the ability to purchase daily subscriptions to certain professional and college sports television packages. Guest Pay interactive revenue packages may also include satellite-delivered basic and premium television programming, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge. Programming is typically delivered through a long-term agreement with DIRECTV via satellite and distributed to guest rooms over the internal hotel network, and typically includes premium channels, such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN.

          In 2001, we began wide-scale deployment of our digital system. In addition to the movies and games already offered on our tape-based systems, the digital system allows guests to choose from an expanded menu of video on an on-demand basis as well as other forms of programming, including digital music services, television on-demand programming and access to Internet content through the television. The range of services offered is greater in those rooms equipped with a digital system versus those with a tape-based system and, therefore, digital equipped rooms generally generate greater revenue. Additionally, the interactive digital systems are equipped so that content such as on-demand movies and music content are updated and delivered via satellite to our system within each hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the content, but also ensures that all of the hotels we serve with a digital system can offer the content as of the first date available for exhibition.

          In 2003, we launched the SigNETure TVSM configuration of our digital system. This system gives us the ability to better market and merchandise our content to hotel guests, and gives our hotel customers many benefits, including allowing hotels to:

➢	customize the “look and feel” of the user interface;

➢	use the system for the hotel’s internal branding or marketing campaigns; and

➢	use the system to provide information regarding other hotel services.

          We believe that SigNETure TVSM offers us a competitive advantage and will increase our hotel customers’ loyalty. As a result, we expect that continued deployment of the SigNETure TVSM system will facilitate revenue growth by enhancing our competitive advantage when signing new hotel contracts and generating more revenue from guest purchases of content.

          The revenues generated from Guest Pay interactive services are dependent upon a number of factors, including: (i) the number of rooms equipped with our interactive television system; (ii) the range of interactive television and broadband services offered at each hotel; (iii) the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives; (iv) the price of the service purchased by the hotel guest; and (v) the occupancy rate at the property. Our ability to increase the number of rooms served is dependent on a number of factors, including the desirability of our technology, new hotel construction, and our ability to market our services to hotels upon expiration of competitors’ contracts with those hotels. Revenues vary with the number and popularity of the major motion pictures available and the guests’ other entertainment alternatives. The price charged for each programming option is established by us and is set according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.

          Other Services. In addition to the sales of equipment to our international markets, during 2004 we continued to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides services 7 days a week.

          In 2004, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we intend to sell our interactive systems to

LodgeNet Entertainment Corporation	Form 10-K 2004

McKesson or individual healthcare facilities and earn recurring revenues from the provision of service and maintenance activities.

          We also generate revenue from the sale of content and services directly to our hotel customers, which are generally provided free to hotel guests. Included in these services is satellite-delivered basic and premium television programming for which the hotel pays us a fixed monthly charge per room. We compete with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel for the services provided.

Operations

          Contracts. We provide Guest Pay interactive television services under contracts with lodging properties that generally run for a term of five to seven years. Over the five-year period ended December 31, 2004, the average initial term of new contracts was six and a half years. Our contracts typically provide that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for Guest Pay interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. These contracts also typically grant us a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, we install our interactive television system in the hotel free of charge and retain ownership of all equipment utilized in providing our services (except for the television sets, which are owned by the hotels). The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. In 2005, we will offer to certain hotel customers, who would not otherwise qualify for installation of our systems, the opportunity to purchase our systems. In addition, they will commit to long-term service maintenance and content agreements with us.

          For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges, coincident with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission from such charges, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on substantially similar terms. As of December 31, 2004, the average remaining life of our current Guest Pay interactive contracts is approximately 39 months. Approximately 18% of current Guest Pay contracts are coming up for renewal prior to 2006.

          Customer Retention and Acquisitions. Over the last five years, approximately 32% of our growth has come from rooms previously under contract with other providers. Conversely, over the same period, we have lost an average of approximately 2% of our installed base per year. In a number of those instances, we elected not to renew the hotel contract as it did not meet our minimum return on investment criteria or credit risk profile. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe and other regions through licensing agreements or other arrangements with entities in those areas.

          Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee per property served. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a third party vendor, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in March 2010. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. Our systems allow us to measure guests’ entertainment selections and adjust our programming and the pricing of the programming to respond to viewing patterns.

LodgeNet Entertainment Corporation	Form 10-K 2004

          We obtain most of our basic and premium television programming pursuant to an agreement with DIRECTV, which expires in January 2010. We also have direct agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe that our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms.

          Technology, Product Development, and Patents. We design and develop our own interactive television systems. Because such systems utilize an open architecture design incorporating industry standard interfaces, historically we have generally been able to upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. Our interactive television system incorporates our scaleable broadband system architecture with commercially manufactured, readily available electronic and computer components and hardware.

          Our system architecture utilizes a proprietary, two-way digital communications design to process and respond quickly to input commands from guests. This capability combined with our menus and guest interface screens enables us to provide guests with sophisticated interactive television services that include: on-demand movies with pause, skip, forward, back and save functionality, network-based video games, music services, Internet viewing and a variety of other interactive services. Our system also interfaces with the hotel systems allowing guests to review room charges, checkout, take guest surveys and view interactive information about the hotel and its services.

          Our interactive television systems consist of equipment located within the guest room and a headend (associated equipment required for the reception, storage, amplification and modulation of signals) located elsewhere in the hotel. Typical in-room equipment includes a terminal unit, a hand-held television remote control and a video game controller. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s internal network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the Guest Pay interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.

          In addition, we are securing and developing technologies that enable us to deliver high-definition television (HDTV) and other digital formatted content to our hotels and their guests. These developments extend our digital platform with new technology including “boxless” digital televisions (DTV) and set-top boxes that are able to decrypt and decode this new digital content in the guestroom. These extended systems are contrasted with our existing systems that deliver an analog signal from either an analog tape-based or digital head end. The digital content is protected using content provider approved Digital Rights Management systems that will allow us to deliver off-air, satellite and video-on-demand services.

          At those properties where we have sold High-Speed Internet Access (HSIA) systems, the systems consists of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. We provide a Visitor Based Networking server that manages connections between the guest and the Internet. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.

          Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 10 United States patents, and have other applications for patents pending, which pertain to various other aspects of our interactive systems. We also license industry-related technology from third parties.

          We use a number of registered and unregistered trademarks for our products and services. We have pending applications for registration of certain unregistered trademarks, and those trademarks for which we have not sought registration are governed by common law and state unfair competition laws. Because we believe that these trademarks

LodgeNet Entertainment Corporation	Form 10-K 2004

are significant to our business, we have taken legal steps to protect our trademarks in the past and intend to actively protect these trademarks in the future. We believe that our trademarks are generally well recognized by consumers of our products and are associated with a high level of quality and value.

          Sales and Marketing. We focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our Guest Pay interactive services to hotel guests. Our sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. We market our services and products to hotels by advertising in industry trade publications, attending industry trade shows and direct marketing. Sales activities are coordinated from our headquarters. Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.

          We market our services to hotel guests through a variety of means, including an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. Our system also generates a “Welcome Channel” which appears on-screen when the television is turned on and describes the programming and interactive services available through our system. Our systems also generally have a promotion channel located within the cable television line-up that presents movie-trailers and other information about the services available on the system.

          Installation Operations. Once a contract has been signed with a hotel, our installation personnel prepare engineering surveys for each hotel, install our systems, train the hotel staff to operate the systems and perform quality control tests. Due to our geographically diversified customer base, we have determined that it is usually more cost effective to utilize subcontracted installation teams. In 2004, subcontractors completed approximately 90% and 76% of our new room and conversion of tape-to-digital installations, respectively. We work closely with our company-trained subcontractors and regularly monitor quality standards.

          Service Operations. We believe that high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from 29 locations throughout the United States and Canada, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative. Currently, the company-employed service organization has responsibility for approximately 90% of our Guest Pay interactive hotel rooms. Service personnel are responsible for all preventive and corrective systems maintenance.

          We maintain a toll-free customer support hot line, TechConnection, which is staffed 24 hours a day, 365 days a year by company trained and employed support technicians. The on-line diagnostic capability of our systems enables us to identify and resolve a majority of reported system service issues from our service control center without visiting the hotel property. When a service visit is required, the modular design of our systems permits service personnel to replace only those components that are defective at the hotel site.

          Component Suppliers. We contract directly with various electronics firms for the manufacturing and assembly of certain system hardware, the design of which is controlled by us. We have found these suppliers to be dependable and generally able to meet delivery schedules on time. We believe that, in the event of a termination of any of our sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within our products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If we were to experience a shortage of any given electronic part, we believe that alternative parts could be obtained or system design changes implemented. In such event, we could experience a temporary reduction in the rate of new installations or tape-to-digital conversions and/or an increase in the cost of such installations. All other components of our systems are standard commercial products, such as computers, hard drives, modulators and amplifiers that are available from multiple sources. We believe our anticipated growth can be accommodated through existing suppliers.

LodgeNet Entertainment Corporation	Form 10-K 2004

Competition

          Based on the number of hotels and rooms served, we are one of the world’s largest providers of interactive television systems and broadband services to hotels, resorts and casino hotels, serving over 5,900 hotels and one million rooms. Competition in this industry is very active and includes virtually all aspects of the entertainment industry. Market participants include, but are not limited to:

➢	other interactive television service providers such as On Command Corporation (a wholly-owned subsidiary of Liberty Media Corporation), Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, General Dynamics, InRoom Video, SeaChange, Verizon, SVI and other international providers, such as Quadriga;

➢	cable, television and broadband service providers, such as Charter Communications, Comcast, Cox Cable and Time Warner;

➢	direct broadcast satellite companies such as DIRECTV and EchoStar Communications;

➢	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	internet service providers and high-speed portals such as STSN, Wayport, Guestek, Time Warner, Yahoo and T-Mobile;

➢	companies offering web sites that provide on-demand movies;

➢	rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms and on other portable viewing devices; and

➢	hotels that offer in-room laptops with Internet access or other types of Internet access systems.

          Lodging industry guests also obtain entertainment and information from print media such as newspapers, magazines and books, concerts, sporting events, movie theatres and other in-room devices such as laptop computers and portable DVD players. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.

          A number of potential competitors, including those identified above, could use their existing infrastructure to provide in-room entertainment services to the lodging industry. Some of these potential competitors are already providing guest pay, free-to-guest or Internet-related services to the lodging industry. Some of these companies have substantially greater financial and other resources than we do, and it is possible that such competitors may develop a technology that is more cost effective than ours. To respond to competition, we will need to continue to enhance our interactive systems, expand our operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

          Competition with respect to hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are:

➢	the features and benefits of the service offering and Internet systems;

➢	the quality of the vendor’s technical support and maintenance services;

➢	the financial terms and conditions of the proposed contract, including commissions to the hotel; and

➢	the ability to complete system installation in a timely and efficient manner.

          In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe that our competitive advantages include:

➢	our history of innovation;

➢	our diverse client base;

➢	our proven ability to retain existing customers and secure new ones;

➢	our technically-innovated digital platform;

➢	our flexible SigNETure TVSM system; and

➢	our experienced management team and sales organization.

LodgeNet Entertainment Corporation	Form 10-K 2004

          We believe that our past success in securing contracts reflects the strong competitive position of our products and services.

          While we believe that our system architecture is comparable or superior to the systems currently being used by our competitors in the lodging industry, our competitors may develop cost-effective systems that are comparable or superior to ours. Also, we may not be able to continue our current level of success in obtaining new contracts from hotels currently served by other vendors or previously un-served, and we may not be able to retain contracts with hotels we serve when our contracts expire.

          Although in the free-to-guest market, the local franchised cable operator in a hotel’s market may have a substantial market presence, such operators generally offer the hotel owner only standard packages of programming typically developed for the residential market rather than the lodging market, and at a fixed price per room based on all the channels provided. We compete with the franchised cable operator for free-to-guest contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.

          Competitive pressures in the Guest Pay, free-to-guest and high-speed Internet access segments could result in reduced market share for us, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect our financial condition and operating results.

Business Strategy

          Continue the growth of our lodging room base. Within our target market of mid-size and large hotels, we believe opportunity exists for the continued, selective growth of our Guest Pay interactive room base. We believe that growth opportunities remain available from (i) economically-viable rooms not yet served by any provider; (ii) supply growth within the lodging industry; and (iii) rooms currently served by other service providers when their contracts expire. We also believe that the features and benefits of our digital SigNETure TVSM platform plus the quality of our nationwide service organization provide us with a competitive product/service offering that will enable us to continue to secure long-term contracts within the US and Canadian lodging markets. Internationally, we intend to continue to expand into selected countries in Asia, Latin America, South America, Europe and other regions through licensing agreements with entities in those areas.

          Increase the revenue generated per average installed room. We plan to increase the revenue we realize per average installed Guest Pay interactive room based by (i) increasing the penetration of the digital platform within our Guest Pay interactive room base, (ii) expanding the scope of the programming and broadband services available within our room base, and (iii) enhancing our guest marketing activities. We intend to continue installing our interactive digital system in all newly contracted properties, and in select currently served properties in exchange for long-term contract extensions for our services. During 2004, our interactive digital system generated approximately 40% more revenue per average installed room than our traditional tape-based rooms. We believe that the digital rooms generated more revenue in part because of the increased variety and breadth of content available through the digital system. The digital system offers an expanded selection of movie content, basic and premium cable television programming, television on-demand programming, digital music services and Internet access services. In addition, the digital system enables certain enhanced guest marketing features, such as on-screen controls that allow the guest more viewing control and flexibility, full motion video promotional spots, and content pricing and placement flexibility.

          Increase the profitability of our business model. Complementing our room and revenue growth objectives is our ongoing goal of increasing the profitability of our business model by (i) reducing direct and overhead expenses and (ii) reducing depreciation expense, both measured on a percentage of revenue and on a per-installed room basis. For our digital systems, we distribute our movie, television on-demand programming and music content via satellite, thereby eliminating videotape, copying, shipping and handling costs as well as the cost of a technician’s visit to the hotel to update the content. In addition, our sales, general and administrative costs are no longer closely correlated to the addition of incremental rooms to our base, and it is our intent to manage the growth of these costs at a rate lower than the growth rate of our revenue and room base. Lastly, we intend to continue to segment our product offerings, increase our installation efficiencies, and use our product design and development expertise to make

LodgeNet Entertainment Corporation	Form 10-K 2004

system improvements, all with the goal of decreasing the cost of installing a digital room. In 2004, the cost of installing a new digital room decreased to $364 per average room, which was down from $405 and $438 per average room in 2003 and 2002, respectively. We intend to continue our efforts to further reduce the cost of a digital installation, which in turn, should assist us in decreasing the level of our depreciation expense.

          Strengthen our balance sheet and generate increasing levels of cash flow. We are also focused on strengthening our balance sheet and increasing the level of cash flow we generate from our business. During 2004, we generated $60.6 million of cash from operations, an increase of 24.7% over 2003, and $6.2 million of net free cash flow, calculated after deducting all expansion-related capital investment activity. This represented an $11.3 million improvement over 2003. Prior to expansion-related capital investments in 2004, we generated $33.9 million of cash flow. This level was 41.3% greater than that generated in 2003. Our consolidated total leverage ratio was 3.48 at the end of 2004, compared to 4.39 at the end of 2003. We intend to manage our cash flow and our capital investment activities to generally decrease our leverage ratios over time.

          Expand into healthcare and potentially other new markets. In 2004, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we intend to sell our interactive systems to McKesson or individual healthcare facilities and earn recurring revenues from the provision of service and maintenance activities. In addition, we may explore other markets in which to sell our interactive television systems or corporate core competencies, including international expansion or other niche markets. We will seek to minimize capital investments in the new markets, and may utilize different business models so that revenue may be earned through other methods than our standard pay-per-view business.

Regulation

          Cable Television Regulation. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, (collectively, the “Communications Act”) governs the regulation of cable systems. The law defines a “cable system” as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment that is designed to provide cable service which includes video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility that serves subscribers without using any public rights-of-way. We construct and operate separate headend systems at each hotel and those systems do not use public rights-of-way. Consequently, we are not required to comply with many of the Federal Communication Commission’s (“FCC”) rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

          The FCC rules define multichannel video programming distributor as “a person such as, but not limited to, a cable operator, a multichannel multipoint distribution service, a direct broadcast satellite service, or a television receive-only satellite program distributor, who make available for purchase, multiple channels of video programming.” We may be considered to be a multichannel multipoint distribution service. As such, we may be subject to various provisions of the Communications Act. The Communications Act includes laws and regulations that would benefit our operations, such as provisions that ensure our access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject us to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signal over our systems.

          Internet Regulation. The Internet-based services offered by us potentially may be affected by various laws and government regulations. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. However, because of the increasing popularity and use of commercial online services and the Internet, new laws and regulations may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for our Internet-based services and products or otherwise have an adverse effect on our business.

          On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services (“ITV”) over cable television. The FCC sought comment on, among other things, an appropriate definition of ITV services,

LodgeNet Entertainment Corporation	Form 10-K 2004

whether access to a high-speed connection is necessary to realize ITV capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The FCC has not yet taken any action in response to this proceeding. It is not possible at this time to predict the outcome of the proceedings or its effect on our business.

          The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the video programming industry. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors, and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact upon our operations at this time.

Employees

          As of December 31, 2004, we had 811 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. We have not experienced any significant labor problems and believe that our relationships with our employees are good.

Web Site Access to SEC Filings

          Our web site address is http://www.lodgenet.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including all amendments to those reports, available free of charge on our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2 - Properties

          Our headquarters, including our distribution center and principal executive offices, are located in Sioux Falls, South Dakota. Our owned facility occupies approximately 228,500 square feet including approximately 126,500 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. We believe that our facility is sufficient to accommodate foreseeable local operational space requirements.

          We lease 27 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and Canada. No individual facility occupies greater than 8,000 square feet.

Item 3 - Legal Proceedings

          We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.

          In connection with our effort to support the development of technology, which could utilize our interactive system, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted counterclaims against us alleging that our failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between us and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. It is expected that the various bankruptcy cases will be consolidated for court management and trustee administration purposes into one case. As a result of the bankruptcy filings, our claims against the Uries and Gamet are stayed. Based on our prior research, analysis, and other due diligence information, we

LodgeNet Entertainment Corporation	Form 10-K 2004

expected to receive installment payments on the promissory note beginning in June 2005. Subsequent to December 31, 2004, we were informed that the maker of the note that had been assigned to us, had ceased making payments, claiming a right of set-off against the Uries. We are presently considering whether to challenge this action as a violation of the automatic stay in the bankruptcy case and to challenge the alleged set-off rights. Based on this new information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note.

Item 4 - Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock currently trades on the NASDAQ National Market System (“NASDAQ NMS”) under the symbol “LNET”. Our common stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of our initial public offering. As of March 2, 2005, there were outstanding 17,645,775 shares of common stock.

          The following table sets forth, for the fiscal quarters indicated, the range of high and low closing sales prices of our common stock as reported by NASDAQ NMS.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2004	19.82	18.26	March 31, 2003	10.99	6.10
June 30, 2004	20.69	16.26	June 30, 2003	12.65	7.57
September 30, 2004	17.01	13.17	September 30, 2003	15.50	11.02
December 31, 2004	17.69	13.43	December 31, 2003	18.81	15.60

          On March 2, 2005, the closing price of our common stock, as reported by NASDAQ NMS was $18.00. Stockholders are urged to obtain current market quotations for our common stock. As of March 2, 2005, we have 119 stockholders of record with approximately 99.77% of the shares held in “street name”. We estimate that as of March 2, 2005, we had more than 1,700 beneficial owners of our common stock.

Dividends

          No dividends have been paid to date on our common stock. The terms and conditions of our 9.5% Senior Notes and of our bank Credit Facility both contain covenants which restrict and limit payments or distributions in respect of our common stock.

Stockholder Rights Plan

          In February 1997, we adopted a stockholder rights plan. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for LodgeNet is received that is either inadequate or not in the best interest of all stockholders.

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

LodgeNet Entertainment Corporation	Form 10-K 2004

public announcement of a tender offer or exchange offer is made which would result in someone becoming the owner of 15% or more of the outstanding common stock. Following a separation, the rights become exercisable, are separately tradable and we will mail separate rights certificates to stockholders.

          The rights expire on the earliest of February 28, 2007, the date of the consummation of a merger with a person who acquired common stock with the approval of the Board of Directors or the redemption of the rights by us.

          The number of rights is adjusted to prevent dilution in the event of a stock split or stock dividend. The purchase price and the number of shares of preferred stock issuable upon exercise of the rights are also adjusted for stock splits and dividends, as well as for other events, including the issuance of preferred stock at less than the market price or the distribution of our assets to preferred stockholders.

          If we are acquired without the approval of the directors who are neither officers nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 15% of our common stock without such approval, the rights become exercisable for common stock with a market value of two times the exercise price

          Prior to a 15% acquisition or the expiration of the rights, we may redeem the rights at a price of $.01 per right. The rights are also redeemable in connection with a merger or other similar transaction not involving a 15% acquirer or if the acquirer has acquired less than 15% and there are no other acquirers.

          In addition, the Board of Directors may, after a 15% acquisition (but less than a 50% acquisition), exchange the rights for shares of common stock on a one for one basis or for cash or other assets or securities of ours.

          If issued, the preferred stock will be non-redeemable and junior to any other series of preferred stock we may issue, but will have a preferential quarterly dividend equal to 1,000 times the dividend, if any, declared on each share of common stock, but not less than $25.00 and, in the event of our liquidation, a preferred liquidation preference equal to the greater of $1,000 or 1,000 times the payment per share of common stock. Each share of preferred stock will have 1,000 votes and will vote together with the common stock.

          Until a right is exercised, the holder will have no rights as a stockholder. We and the rights agent have broad discretion to amend the rights plan governing the rights; however, following a separation, no amendment may adversely affect the rights holders.

LodgeNet Entertainment Corporation	Form 10-K 2004

Item 6 - Selected Financial Data

          The following is a summary of the Statement of Operations and other data that is derived from the audited financial statements. The data should be read in conjunction with our Consolidated Financial Statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all included elsewhere herein. Dollar amounts are in thousands, except share data and per room amounts.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Guest Pay	$258,721	$243,732	$226,238	$206,001	$186,718
Other	7,720	6,417	8,752	10,894	10,099

Total revenues	266,441	250,149	234,990	216,895	196,817
Direct costs (exclusive of other operating expenses)	119,193	111,947	100,782	92,090	82,450

Gross profit (exclusive of other operating expenses)	147,248	138,202	134,208	124,805	114,367
Operating expenses	134,278	131,702	128,233	115,685	112,073

Operating income	12,970	6,500	5,975	9,120	2,294
Investment gains (losses)	—	250	872	(2,790)	(13,593)
Litigation settlements (1)	—	—	(2,700)	—	—
Loss on early retirement of debt (2)	(810)	(7,061)	—	(2,091)	—
Interest expense	(31,891)	(34,239)	(33,037)	(30,306)	(27,809)
Other (expense) income, net (3)	(629)	(43)	314	348	419

Loss before income taxes	(20,360)	(34,593)	(28,576)	(25,719)	(38,689)
Provision for income taxes	(421)	(459)	(550)	(689)	(325)

Net loss	$(20,781)	$(35,052)	$(29,126)	$(26,408)	$(39,014)

Net loss per common share (basic and diluted)	$(1.36)	$(2.80)	$(2.35)	$(2.16)	$(3.21)

Other Data:
Capital expenditures (4)	$54,917	$52,868	$72,115	$78,386	$60,195
Average cost per room - new installation	$364	$405	$438	$456	$423
Operating income	$12,970	$6,500	$5,975	$9,120	$2,294
Depreciation and amortization	$77,045	$78,459	$75,918	$66,008	$65,470
Operating income before depreciation and amortization (5)	$90,015	$84,959	$81,893	$75,128	$67,764

Non-Financial Operating Data:
Guest Pay interactive rooms served (6)	974,798	924,643	876,348	812,149	725,075
Rooms with Digital services (6)	508,979	385,426	265,097	115,378	—
Free-to-guest rooms served (6)	525,436	500,170	477,698	449,485	405,977
Total rooms served (6) (7)	1,034,605	994,127	952,673	890,546	806,112
Average monthly revenue per Guest Pay room:
Movie revenue	$17.40	$17.55	$17.77	$17.93	$18.19
Other interactive service revenue	5.47	5.04	4.57	4.48	4.27

Total	$22.87	$22.59	$22.34	$22.41	$22.46

LodgeNet Entertainment Corporation	Form 10-K 2004

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$24,995	$2,772	$1,107	$1,528	$4,059
Total assets	$283,036	$283,268	$298,084	$291,485	$281,605
Total debt	$312,291	$368,248	$353,790	$325,831	$290,659
Total stockholders’ deficiency	$(72,118)	$(129,002)	$(101,304)	$(67,568)	$(36,426)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Cash Flows Data:
Cash provided by operating activities	$60,564	$48,563	$43,769	$46,477	$41,180
Cash used for investing activities	$(54,350)	$(53,618)	$(70,708)	$(77,995)	$(50,248)

(1)	During 2002, we entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, we recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This charge has been reported as a litigation expense in the accompanying statements of operations.

(2)	We incurred a charge of $810,000 during the third quarter of 2004 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility. In June 2003, we retired our 10.25% Senior Notes. As a result of the early retirement, we incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

(3)	During the first quarter of 2003, we advanced $1.0 million to Gamet pursuant to a written promissory note. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. As a result of the bankruptcy filings, LodgeNet’s claims against the Uries and Gamet were stayed. Based on our prior research, analysis, and other due diligence information, we expected to receive installment payments on the promissory note beginning in June 2005. Subsequent to December 31, 2004, we were informed that the maker of the note that had been assigned to us, had ceased making payments, claiming a right of set-off against the Uries. We are presently considering whether to challenge this action as a violation of the automatic stay in the bankruptcy case and to challenge the alleged set-off rights. Based on this new information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note. The $1.0 million reserve is net of other income and expense, primarily interest income.

(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(5)	Operating income before depreciation and amortization is calculated by adding depreciation and amortization to operating income. Operating income before depreciation and amortization is not intended to represent an alternative to operating income and is not representative of funds available for discretionary use due to our financing obligations. Management utilizes operating income before depreciation and amortization to provide a relevant and consistent comparison of operating performance exclusive of historical costs of capital related to depreciation and amortization. We believe that depreciation and amortization represent fixed or “sunk” costs, which do not provide a relevant measure for variable or controllable operating performance.

(6)	End of year statistics.

(7)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium televisions services.

LodgeNet Entertainment Corporation	Form 10-K 2004

Special Note Regarding Forward-Looking Statement

          Certain statements in this Annual Report on Form 10-K and in the Annual Report to Stockholders, which is being provided to stockholders together with this Annual Report on Form 10-K, including, without limitation, statements in Item 1, including certain statements under the headings “Overview”, “Markets and Customers”, “Services and Products”, “Operations”, “Competition”, “Business Strategy”, and “Regulation”, in Item 3 under the heading “Legal Proceedings”, and in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements”. When used in this Annual Report on Form 10-K or the Annual Report to Stockholders, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed herein, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, including the effects of international crises, acts of terrorism and public health issues, competition, demand for our products and services, programming availability, timeliness and quality, technological developments by competitors, developmental costs, difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, potential effects of litigation, risks of expansion into new markets, risks related to the security of our data systems, and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.

Executive Overview

          In 2004, we delivered on our joint strategic goals of growing our business while simultaneously generating net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing. We increased our Guest Pay room base during the year by more than 50,000 net new rooms, all of which were installed with our digital system. As of December 31, 2004, 52% of our Guest Pay interactive room base, or 509,000 rooms, were equipped with a digital system. Cash from operations increased 24.7% to $60.6 million for the year. After deducting all capital investment activities, we generated $6.2 million of net free cash flow during 2004 — the first time in our public-company history that cash from operations exceeded cash used for investing activities. This represents an $11.3 million and a $33.2 million improvement over 2003 and 2002, respectively.

          In addition to the continued expansion of our digital base, we managed and monitored capital expenditures per new or converted room. New digital room installation costs decreased 10.1% during the year to $364 per room compared to $405 in 2003, while the cost of converting an analog room to our digital platform decreased 15.7% to $284 per room. Technological advancements, engineering development and product segmentation have driven the reduction of our capital costs per room.

          In 2004, we continued to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. Additionally, we introduced our interactive television system and content to the healthcare industry. In July, we announced the formation of a sales and marketing relationship with McKesson Corporation, the world’s largest healthcare services and information technology company, to offer our interactive television system and content as part of McKesson’s Horizon Patient Vision system. During the fourth quarter of 2004, we completed the first installation of our interactive system in a hospital. Under the relationship

LodgeNet Entertainment Corporation	Form 10-K 2004

with McKesson, we sell our interactive system to McKesson and provide to them recurring support for entertainment content, software maintenance and technical field service for a fixed monthly fee. We will continue to pursue opportunities within the healthcare market and expect to install additional hospitals in 2005.

          Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.

     Our total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with our system. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts currently served by our competitors.

•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has from time-to-time adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

The primary direct costs of providing Guest Pay interactive services are:

➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	internet connectivity costs;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video and video games; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.

LodgeNet Entertainment Corporation	Form 10-K 2004

          Other Services. In addition to the sales of equipment to our international markets, during 2004, we continued to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides service 7 days a week.

          In 2004, we began offering our interactive television systems in the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we intend to sell our interactive systems to McKesson or individual healthcare facilities and earn recurring revenues from the provision of service and maintenance activities.

          We also generate revenue from the sale of content and services directly to our hotel customers, which are generally provided free to hotel guests. Included in these services is satellite-delivered basic and premium television programming for which the hotel pays us a fixed monthly charge per room. We compete with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel for the services provided.

Key Metrics:

Rooms Served

          One of the metrics we monitor is the growth, net of de-installations, of our Guest Pay interactive room base. De-installation activity has not had a material effect on our growth, historically averaging approximately 2% of total installed rooms per year. In the years indicated, we installed our systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2004	2003	2002
New Guest Pay interactive rooms (1)	50,155	48,295	64,199
Total Guest Pay interactive rooms (2)	974,798	924,643	876,348
Total rooms served (3)	1,034,605	994,127	952,673

(1)	Amounts shown are net of de-installations.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes both digital and tape-based systems.

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

LodgeNet Entertainment Corporation	Form 10-K 2004

Digital Room Growth

          We continue to expand our digital base as we install our digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. Rooms equipped with our digital system generally generate greater revenue since the range of services is greater than rooms equipped with our tape-based systems. Our goal is to have approximately 75% of our room base installed with a digital system by the end of 2006.

	2004	2003	2002
Digital room installations	123,553	120,329	149,719
Total Digital rooms installed	508,979	385,426	265,097
Digital rooms as a percent of total Guest
Pay interactive rooms	52%	42%	30%

Cost of Installation

          The average per-room cost associated with a digital installation has continued to decline due to our ongoing reengineering, which simplifies the system while adding enhancements, lower component costs, and reduced cost of assembly and installation. The following table sets forth our average installation and conversion cost per room during the years ended December 31:

	2004	2003	2002
Average cost per room - new installation	$364	$405	$438
Average cost per room - conversion	$284	$337	$358

Revenue Per Room

          Guest Pay revenue can fluctuate based on several factors including the popularity of movie content and the availability and popularity of free alternative programming such as the Olympics. Total Guest Pay revenue continues to grow, although movie revenue per room has decreased, as we have expanded our product choices and other interactive services available through our digital television and our high-speed Internet access systems. The following table sets forth the components of our Guest Pay revenue per room for the years ended December 31:

	2004	2003	2002
Average monthly revenue per room:
Movies	$17.40	$17.55	$17.77
Other interactive services	5.47	5.04	4.57

Total per Guest Pay room	$22.87	$22.59	$22.34

LodgeNet Entertainment Corporation	Form 10-K 2004

Operating Expense Per Room

          We plan to continue to manage and monitor the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense primarily includes administrative payroll costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the years ended December 31:

	2004	2003	2002
Guest Pay operating expenses	$2.97	$2.93	$2.98
SG&A expense	2.09	2.01	2.18

	$5.06	$4.94	$5.16

SG&A as a percent of total revenue	8.9%	8.7%	9.4%

Free Cash Flow

          One of our goals is to generate net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing. We generally seek to generate net free cash flow to reduce our historical reliance on external financing to grow our business. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period.

          Our progress toward the goal of generating net free cash flow is set forth in the following table:

	2004	2003	2002
Cash provided by operating activities	$60,564	$48,563	$43,769
Cash used for investing activities	(54,350)	(53,618)	(70,708)

Difference	$6,214	$(5,055)	$(26,939)

          The improvement from 2003 was driven by a 24.7% increase in the level of cash generated by operating activities and a reduction in the cost to install a digital room, year over year, partially offset by an increase in the number of digital rooms. These factors have resulted in a declining need for cash provided by external financing.

Liquidity and Capital Resources

          Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. During 2003, cash flow from operations was sufficient to cover all but $5.1 million of capital investments including corporate capital, digital renewals and new room expansion. In 2004, cash flow from operations exceeded all corporate capital, digital renewals and new room expansion by $6.2 million. During 2004, we installed or converted approximately 123,600 digital rooms versus 120,000 digital rooms in 2003. Net cash provided by operating activities was $60.6 million as compared to $48.6 million in 2003. This resulted in cash flows net of investing of $6.2 million for 2004 versus $(5.1) million in the prior year. This represents an $11.3 million and $33.2 million improvement over 2003 and 2002, respectively.

LodgeNet Entertainment Corporation	Form 10-K 2004

          On July 6, 2004, we completed a public offering of common stock registered pursuant to our shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, we issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, we issued 392,500 shares as a result of the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including the over-allotment) were $66.7 million after deducting underwriting and offering expenses of approximately $5.0 million. We used the net proceeds to repay $35.0 million of our bank Credit Facility term loan and the remaining $12.0 million of our 11.50% Senior Notes. The remaining proceeds of approximately $19.7 million were retained as cash for use in general corporate purposes.

          Depending on the rate of growth in our business and other factors, we expect to incur capital expenditures of $57.0 to $59.0 million in 2005. Based on expected capital expenditures, we estimate we will install between 48,000 and 50,000 net new rooms and convert between 65,000 and 75,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions in 2005.

          Our principal sources of liquidity are our cash on hand, operating cash flow and our Credit Facility, which matures in 2007. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of December 31, 2004, working capital was $18.5 million, compared to negative $6.1 million at December 31, 2003 due to an increased cash balance from the equity offering proceeds.

          In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of December 31, 2004, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of December 31, 2004 was $312.3 million versus $368.2 million as of December 31, 2003.

          In June 2003, we amended our existing bank Credit Facility. The amendment, among other things, modified the covenants for maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The allowable maximum consolidated total leverage ratio increased from 4.5 to 5.0 until the end of the fourth quarter 2003 and the increase in the minimum consolidated interest coverage ratio, from 2.25 to 2.50, was deferred from the third quarter 2004 until the first quarter 2005.

          Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2004	2003	2002
Actual consolidated total leverage ratio (1) (4)	3.48	4.39	4.38
Maximum per covenant	4.50	5.00	4.50

Actual senior secured leverage ratio (2) (4)	1.25	1.86	2.30
Maximum per covenant	2.50	2.50	2.50

Actual consolidated interest coverage ratio (3) (4)	2.76	2.44	2.47
Minimum per covenant	2.25	2.25	2.25

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

LodgeNet Entertainment Corporation	Form 10-K 2004

(2)	Our maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

          We do not utilize special purpose entities or off balance sheet financial arrangements.

          Certain of our future debt covenant ratio changes are as follows:

	Q1 2005	Q4 2005	Q1 2006	Q4 2006
Maximum consolidated total leverage ratio	4.25	4.00	3.75	3.50

Maximum senior secured leverage ratio	2.25	2.25	2.25	2.25

Minimum consolidated interest coverage ratio	2.50	2.50	2.75	2.75

          In January 2004, we amended the existing LIBOR margin under our existing Credit Facility to be LIBOR plus a margin of 3.50%. In April, we amended our existing Credit Facility again to establish, for term loans that are LIBOR based loans, the LIBOR pricing at LIBOR plus an applicable LIBOR margin of 2.75% and, as long as our senior secured debt ratings are not less than BB- from Standard and Poor’s and Ba3 from Moody’s, the applicable LIBOR margin is 2.50%. As of December 31,2004, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was B1. As a result of refinancing of our 10.25% notes, we also extended the maturity dates of the term loan and the revolver loan under our Credit Facility, without the payment of any additional costs, expenses or fees, from June 2006 to August 2008 and August 2007, respectively.

          In June 2003, we issued $200 million, principal amount of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.25% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35 million of the proceeds were used to reduce outstanding amounts under our Credit Facility. The remaining proceeds of approximately $2.7 million were for use in funding general corporate purposes.

          The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2004, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.

          The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, we may redeem

LodgeNet Entertainment Corporation	Form 10-K 2004

up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.

          In December 1996, we issued $150.0 million of unsecured 10.25% Senior Notes (the “10.25% Notes”), due December 15, 2006. In June 2003, we redeemed approximately 79% of our outstanding 10.25% Notes at 102.688% of their principal amount, with the balance of the outstanding 10.25% Notes redeemed in July 2003 at 102.563% of their principal amount, as part of our refinancing in which the 9.50% Notes were issued.

Obligations and Commitments as of December 31, 2004 (in thousands)

		Payments due by period
		Less than	2 - 3	4 - 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$312,291	$2,543	$4,006	$105,742	$200,000
Interest on fixed rate debt	161,500	19,000	38,000	38,000	66,500
Other long-term obligations (1)	6,644	1,810	4,547	287	—
Purchase obligations	1,978	1,978	—	—	—

Total contractual obligations	$482,413	$25,331	$46,553	$144,029	$266,500

		Payments due by period
		Less than	2 - 3	4 - 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,500	$1,500	$—	$—	$—

(1)	Other long-term obligations include future minimum operating lease payments and payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

Seasonality

          Our quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by commercial televised events such as the Olympics, among other things. We have no control over when new movies are released, how popular they will be or the popularity of other televised events.

Business Risks

          We continue to incur significant losses. If we cannot become profitable or generate sustained levels of net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing, it could have a harmful effect on our results of operations, business and the value of our common stock. We experienced net losses of $20.8 million, $35.1 million and $29.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of $297.3 million. We expect to continue to incur net losses. If we do not become profitable or generate sustained levels of net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing activities, or if we become but do not remain profitable, it could have a harmful effect on our business and the value of our common stock.

LodgeNet Entertainment Corporation	Form 10-K 2004

          We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. We operate in the hotel in-room entertainment business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment service providers that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites that provide on-demand movies, rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels that offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business. A continuing trend toward business combinations and alliances in both domestic and foreign entertainment service industry may create significant new competitors for us. Many of these combined entities could have resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. Our competitors may also offer services sooner and at more competitive rates than we do. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases. Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to achieve net free cash flow, which would harm our business.

          Due to the capital commitment required to install our system equipment, it generally has not been cost-effective for us to install our system at hotels with fewer than 75 guest rooms or low occupancy rates or low average room rates. Our competitors who have substantially greater financial and other resources than we do may develop a technology that is more cost effective than ours. As a result, our competitors may be in a better position than we are to increase market share in the lodging industry and could adversely affect our ability to attract and retain customers.

          Our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.

          Any future terrorist attack or credible threat of an attack is also likely to adversely affect the travel industry, including lodging occupancy rates. For example, lodging occupancy rates fell significantly after the events of September 11, 2001. Any reduction in occupancy rates, particularly if extended over a long period of time, will reduce our revenue opportunities, which would have an adverse impact on our financial condition and results of operations.

          To help mitigate the impact of reductions in industry occupancy rates on our financial conditions and results of operations, we continue to control expenses and capital spending. We plan to reassess our operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, our room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Less than 5% of the room base is concentrated in each of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, we mitigate reliance on any one geographic sector.

          New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success depends on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Technological advances may result in an adverse competitive situation for us. While we mitigate risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that we will continue to be successful in these efforts. The advent of digital technology, including the introduction of high-definition television (HDTV), is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and

LodgeNet Entertainment Corporation	Form 10-K 2004

could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes.

          Our failure to develop new products and product enhancements could harm our business and prospects. We have a continuing product development program designed to develop new products and to enhance and improve existing products. The successful development of products and product enhancements is subject to numerous risks, both known and unknown, including:

➢	unanticipated delays;

➢	access to capital;

➢	budget overruns; and

➢	technical problems.

          These difficulties could result in the abandonment or substantial change in the design, development and commercialization of these new products or product enhancements.

          Given the uncertainties inherent with product development and introduction, we cannot assure that any given product development efforts will be successful on a timely basis, within budget, or at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects.

          We may have to incur significant capital expenditures in order to adapt to technological change. The television-based interactive service industry has been, and is likely to continue to be subject to:

➢	rapid and significant technological change, including continuing developments in technology that do not presently have widely accepted standards; and

➢	frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content.

          We expect that new technologies will emerge that may be superior to, or may not be compatible with some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we may have to incur capital expenditures to support digital or high definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.

          Our business could be harmed if we are unable to protect our proprietary technology. We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued within the scope of claims sought, if at all, or whether any patent issued will be challenged or invalidated. In addition, we have applied or plan to apply for corresponding patents and patent applications in several foreign countries for some of our existing patents and patent applications. There is a risk that these patent applications will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition,

LodgeNet Entertainment Corporation	Form 10-K 2004

because patent applications in the United States can provide patent protection from the date of filing but are not publicly disclosed until 18 months after the patent application has been filed, other patent applications may have been filed in those previous 18 months which relate to our technology and of which we are unaware. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology, which could harm our business.

          If our products or services employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past - and may be in the future - that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting form infringement claims, whether or not proven to be true, may harm our business and prospects.

          Acquisitions of companies or technologies may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention. While we may seek to acquire or invest in businesses, products or technologies that we believe could, among other things, complement or expand our business or otherwise offer growth opportunities, acquisitions could create risk for us, including difficulties in assimilation of acquired personnel, operations, technologies or products, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. Any acquisition may not generate any additional revenue or provide any benefit to our business. In addition, we do not have significant experience in acquiring and integrating companies, which could impair our ability to make successful acquisitions.

          If our third party suppliers fail to provide us with key components and services on a timely basis, our cost could increase and our growth could be hindered. We currently rely on third parties to supply key components and services, which are available only from a limited number of suppliers, for the manufacture and assembly of our interactive systems. We have occasionally experienced delays and other problems in receiving the components and services and may, in the future, be unable to obtain such components and services on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such components or services, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations. Additionally, certain electronic components parts used within our system can be subject to temporary shortages because of general economic conditions. The occurrence of any of these events could increase our costs, hinder our growth and adversely affect our business and prospects.

          We are dependent on others for our programming content and increases in our costs or license fees to obtain such programming could reduce our cash flow and profitability. Our guest room programming content is provided primarily by movie studios, major television networks and other providers, aggregators and distributors of entertainment content. We currently pay each of these parties a fee for the right to distribute their programming in our installed guest rooms. In the future, we may be exposed to volatile or increased programming costs that may adversely affect our operating results. Our entertainment content providers may demand higher royalty rates or higher minimum payments than we are currently paying or may defer making their content available to us. We do not have a formal agreement with some of our content providers and, therefore, content from these providers may not be available in the future on terms that are acceptable to us, or at all. Increased licensing fees would also negatively impact our operating results.

          Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of movies and the movies being made available to the home market. We receive our movies directly from movie studios and the timing is at the studios’ discretion. Historically, we have received movies prior to their being more broadly distributed via movie rental or retail stores. The “window of release” has yielded a competitive advantage, as hotel guests have been

LodgeNet Entertainment Corporation	Form 10-K 2004

able to view movies in the hotel rooms prior to being able to rent or purchase them for home viewing. Recently, this advance window of release has been shrinking. A further reduction or elimination of this advance window of release could adversely affect our revenue. In addition, if a studio delays release of a movie to us in a manner inconsistent with past practices, we may not be able to generate as much revenue from such movie as we could have with an earlier release date.

          The lack of quality programming or a change in available content could reduce our profitability and cash flows. Our profitability and cash flow is dependent on our ability to provide quality and popular programming to our hotel guests. We currently provide hotel guests major movies that we obtain from movie studios. The quality and popularity of major movies available at any given time and from year to year can vary widely. Generally, the more popular titles at the box office will also be more popular with hotel guests. We also provide hotel guests independent films most of which are non-rated and intended for mature audiences, music services and Nintendo video games. Our ability to be profitable and generate positive cash flow depends upon our ability to provide content for which hotel guests are willing to pay. However, we cannot predict the future popularity or quality of the movies, music, games or other content that we provide or may provide in the future. If, for any reason, such content became less popular than it is currently, or is not made available to us for distribution on a timely basis, our business could be adversely impacted. In addition, if any significant portion of the content we provide to hotel guests were to become unavailable, for reasons that could include licensing difficulties, governmental regulation or issues of public standards, our business could be adversely impacted. In addition, any negative publicity, lawsuit, or boycotts by opponents of the mature-themed programming content could have a negative impact on the willingness for the lodging industry generally to offer such content to guests which, in turn, could have a material adverse effect on our revenues and ability to achieve stated business goals.

          Federal, state, local and foreign legislation and regulation may negatively impact our business and growth. We may be classified as a multi-channel video programming distributor, and thus may be subject to various provisions of the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, and the regulations promulgated under those acts. In addition, the Internet-based services offered by us may be affected by various laws and governmental regulations. While there are currently few laws or regulations directly applicable to access to or commerce on commercial online services, new laws and regulations are under debate by federal and local lawmakers and may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which may cause a decline for our Internet-based services and products or have other adverse effects on our business. In addition, any legislative or regulatory changes restricting content that may be delivered over our systems, particularly mature content, could significantly reduce our revenue and operating income. Federal, state, local and foreign laws and regulations are, or may be, the subject of a variety of judicial, administrative and legislative hearings and proceedings that could change, in varying degrees, the regulatory classification applicable to us and the manner in which we are regulated. We cannot predict the outcome of these proceedings or the impact on our operations at this time.

          If our hotel customers become dissatisfied with our service, they may elect not to renew or to terminate service agreements with us and, in that event, our ability to maintain or grow our revenue would be adversely affected. In the event our customers become dissatisfied with the scope or capability of our products or services, they may elect not to renew our service agreements upon expiration or, in certain instances, terminate their existing agreements with us for failure to perform under the terms of their existing contracts. The loss of a hotel chain customer, any group of customers, or the loss of a significant number of hotels could have a material adverse effect on our operations and financial condition. However, we believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We rely on our diverse hotel base and geographic diversity to mitigate these exposures, as well as the fact that our services are provided under long-term contracts. Nevertheless, our success depends on maintaining good relationships with the clients and property owners we serve.

          Our revenue is affected by seasonality and dependent on other factors beyond our control. Our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms that buy movies or other services at the property, and the price of the services. Occupancy rates vary based on the property’s location, its competitive position with the marketplace, seasonal factors, general economic conditions, changes in travel patterns due to public health concerns,

LodgeNet Entertainment Corporation	Form 10-K 2004

the threat of terrorism, wars and other international crises, and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms that buy movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies and other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions. Our results are closely related to the performance of the lodging industry. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.

          Opportunities to expand our installed customer room base may be limited, so we may be unable to grow our revenue. Due to the capital commitment required to install our system equipment, we may choose not to offer our services to some un-served hotels, because we expect these hotels to generate an insufficient return on our investment. Further, while new hotel construction and hotel expansions offer an opportunity to expand our customer base, increases in un-served rooms due to the addition of new hotel rooms in any given year would be incremental. Accordingly, in order to grow revenue significantly, we must be successful in broadening the range of services provided to customers and securing contracts to serve both new hotel rooms and hotels that are currently served by competitors. However, if our cash management strategy calls for us to conserve available resources, we may choose not to make capital or other expenditures, which would adversely affect growth. Even if we are willing to make such expenditures, we may not be successful in our efforts to further expand our installed customer room base.

          We may not have adequate capital resources to carry out our business plan, which could have a harmful effect on our business and prospects. We may have insufficient capital resources to carry out our business plan if our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms. This would have the following adverse impacts on our business and prospects, among others:

➢	we may be required to delay or be unable to make the capital expenditures necessary to expand or maintain our customer base or to continue to deploy our digital systems and other technological advances throughout our installed room base;

➢	we may have insufficient capital to make payments on our outstanding indebtedness as they become due;

➢	we may have to delay or limit our product development activities; and

➢	we may be required to seek additional capital through additional equity or debt financings, asset sales, collaborative arrangements or other sources, which may not be available to us on a timely basis, if at all, or may not be available on acceptable terms.

          We have substantial debt and significant interest payment requirements. As of December 31, 2004, we had $312.3 million of debt outstanding. Subject to restrictions on our Credit Facility and instruments governing our debt securities, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our high level of debt could have significant consequences on our business, including the following:

➢	we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

➢	we will need to use a large portion of our cash flow to pay interest on borrowings under our Credit Facility and other debt instruments, which will reduce the amount of money available to fund operations, capital expenditures and other activities;

➢	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

➢	we are more vulnerable to economic downturns and adverse development in our business;

➢	we may not have the flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services; and

➢	our various debt instruments contain cross-default provisions; if we default under any of these instruments, such default could constitute a default under our other debt instruments and may result in the acceleration of such indebtedness.

          Covenant restrictions under our Credit Facility and instruments governing our debt securities may limit our ability to operate our business. Our Credit Facility and the instruments governing our debt securities contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business

LodgeNet Entertainment Corporation	Form 10-K 2004

activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our Credit Facility and debt securities restrict, among other things, our ability and the ability of our subsidiary to:

➢	borrow money;

➢	pay dividends or make distributions;

➢	purchase or redeem stock;

➢	repay subordinated indebtedness before its stated maturity date;

➢	make investments and extend credit;

➢	engage in transactions with affiliates;

➢	engage in sale-leaseback transactions;

➢	consummate certain asset sales;

➢	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

➢	create liens on our assets.

          In addition, the indenture for our 9.50% Notes and Credit Facility and other material agreements require us to maintain specified financial ratios and satisfy certain financial condition tests that may require us to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Facility also includes a covenant that would result in an event of default if we suffer a material adverse effect as defined in the Credit Facility. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial conditions tests and to otherwise remain in compliance with the requirements of our Credit Facility, other debt instruments and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, and such a default may cause a default under and/or an acceleration of our other outstanding indebtedness and some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to raise additional debt, compete effectively or take advantage of new business opportunities.

          Our ability to generate sufficient cash to service outstanding indebtedness or fund capital requirements depends on many factors beyond our control. Our ability to make payments on or to refinance outstanding indebtedness or to fund capital expenditures and acquisitions will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations or future borrowings under existing and future credit arrangements in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, or sell assets. If we are not able to generate sufficient cash to service or refinance any of our indebtedness, it may have a material adverse affect on our business and financial condition.

          Our data systems could fail or their security could be compromised. Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be reloaded and /or the breaches remediated.

LodgeNet Entertainment Corporation	Form 10-K 2004

Results of Operations — Years Ended December 31, 2004 and 2003

Revenue Analysis

          Total revenue for 2004 was $266.4 million, an increase of $16.3 million, or 6.5%, compared to 2003. The increase resulted primarily from a 4.8% increase in average Guest Pay interactive rooms in operation, driven by the addition of 123,600 rooms served by our interactive digital system and the increased availability of other interactive products and services. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$258,721	97.1	$243,732	97.4
Other	7,720	2.9	6,417	2.6

Total	$266,441	100.0	$250,149	100.0

          Guest Pay Interactive Services. Guest Pay interactive service revenue increased 6.1%, or $15.0 million, in 2004 as compared to 2003. The increase was primarily due to the additional 43,300 average Guest Pay rooms in operation and the growth of Guest Pay rooms installed with the interactive digital system, which generated greater revenue than our traditional tape-based system during the year. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.40	$17.55
Other interactive service	5.47	5.04

Total per Guest Pay room	$22.87	$22.59

          Movie revenue per room was $17.40 this year compared to last year’s $17.55 due to several factors, including less popular movies, and the popularity of the Summer Olympics, offset by higher occupancy rates. Movie revenue was offset by our expansion of product choices available through our interactive digital system. Other interactive revenue per room increased 8.5%, from $5.04 per month in 2003 to $5.47 in the current year. The increase was a result of the continued expansion of interactive television services available through our digital systems, revenue generated by high-speed Internet access systems, and price increases associated with basic cable services.

          Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $1.3 million, or 20.3%, in comparison to 2003. The increase is a result of reseller commissions received for programming services and sales of high-speed Internet equipment offset by lower international equipment sales.

LodgeNet Entertainment Corporation	Form 10-K 2004

Expense Analysis

          Direct Costs and Gross Profit (exclusive of other operating expenses discussed separately below). The following table sets forth information regarding our direct costs (in thousands) and gross profit margin for the years ended December 31:

	2004	2003
Direct costs:
Guest Pay	$115,577	$108,916
Other	3,616	3,031

	$119,193	$111,947

Gross profit margin:
Guest Pay	55.3%	55.3%
Other	53.2%	52.8%
Total	55.3%	55.2%

          Guest Pay interactive direct costs increased 6.1% to $115.6 million in 2004 from $108.9 million in the prior year. Guest Pay direct costs (movie license fees, license fees for music, music videos, video games, and television on-demand programming and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. Conversely, Internet connectivity fees are fixed costs independent of changes to revenue or occupancy. As a percentage of revenue, Guest Pay gross profit margin remained flat at 55.3% as compared to 2003.

          Other direct costs associated with other revenue increased $585,000, or 19.3%, in 2004 from the prior year and the gross profit margin increased from 52.8% in 2003 to 53.2% in 2004. The increase in gross profit margin was attributable to reseller commissions described above.

          Our total gross profit increased $9.1 million, or 6.5% in 2004 to $147.2 million on a 6.5% increase in revenue as compared to 2003. As a percentage of revenue, overall gross profit margin increased from 55.2% to 55.3%. The following table sets forth the primary change drivers of total gross margin for the year ended December 31:

	2004	2003	Change
Gross profit margin	55.3%	55.2%	0.1%

Change drivers:
Hotel commissions			-0.3
Programming costs			0.4

			0.1%

LodgeNet Entertainment Corporation	Form 10-K 2004

          Operating Expenses. The following table sets forth information in regard to our operating expenses (in thousands) for the years ended December 31:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$33,637	12.6	$31,597	12.6
Selling, general and administrative	23,596	8.9	21,646	8.7
Depreciation and amortization	77,045	28.9	78,459	31.4

Total operating expenses	$134,278	50.4	$131,702	52.7

          Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses were $33.6 million in 2004, an increase of 6.5% compared to the prior year. The increase was primarily due to the 4.8% increase in average rooms in operation plus increases in vehicle costs, fuel costs and property taxes. As a percentage of revenue, Guest Pay operations expenses remained flat at 12.6% as compared to 2003. Per average installed room, Guest Pay operations expenses were $2.97 per month in 2004 as compared to $2.93 per month in 2003.

          Selling, general and administrative expenses (“SG&A”) were $23.6 million, an increase of $2.0 million compared to $21.6 million in 2003. As a percentage of revenue, SG&A increased to 8.9% compared to 8.7% for 2003. The increase was driven by higher professional and Sarbanes-Oxley compliance costs, engineering development costs and general inflationary increases including payroll and payroll related insurance and healthcare costs, offset by a $525,000 legal fee recovery related to an employment litigation claim. Per average Guest Pay room, SG&A expenses increased to $2.09 per month from $2.01 per month in 2003.

          Depreciation and amortization expenses decreased 1.8% to $77.0 million in the current year versus $78.5 million in 2003. The decrease was primarily due to higher-cost assets becoming fully depreciated while the cost basis of new assets added to the base was lower. As a percentage of revenue, depreciation and amortization decreased to 28.9% in 2004 from 31.4% in 2003.

          Operating Income. As a result of the factors described above, operating income increased to $13.0 million compared to $6.5 million in 2003.

          Investment Gains — ResNet Merger/GICC Investment. In November 1998, the operations of our then majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. We contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. We accounted for our investment in GICC using the equity method of accounting and recorded a loss of $183,000 for the year ended 2001. In the second quarter of 2001, we transferred our equity interest back to GICC and had no further financial obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, we recovered the full amount of our receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. We received the final proceeds in 2003 and recorded an investment gain of $250,000.

          Loss on Early Retirement of Debt. We incurred a charge of $810,000 during the third quarter of 2004 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility. As a result of the early retirement of the 10.25% Senior Notes in 2003, we incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

          Interest Expense. Interest expense decreased 6.9% to $31.9 million versus $34.2 million in 2003. The average principal amount of long-term debt outstanding during the year was approximately $340.5 million, at an average interest

LodgeNet Entertainment Corporation	Form 10-K 2004

rate of 9.4%, as compared to an average principal amount outstanding of approximately $360.9 million, at an average interest rate of 9.5% in the prior year. In July, the Term B portion of the bank Credit Facility was reduced by $35.0 million using a portion of the proceeds from the equity offering.

          Other Income (Expense). We incurred a charge of $1.0 million during the fourth quarter of 2004 as a result of reserving fully for the Gamet note as noted in Item 3 - Legal Proceedings. The $1.0 million reserve was offset by other income and expense, primarily interest income.

          Taxes. During 2004, we incurred franchise tax of $421,000 versus $459,000 during 2003.

          Net Loss. As a result of factors previously described, we incurred a net loss of $20.8 million as compared to a net loss of $35.1 million in 2003.

LodgeNet Entertainment Corporation	Form 10-K 2004

Results of Operations — Years Ended December 31, 2003 and 2002

Revenue Analysis

          Total revenue for 2003 was $250.1 million, an increase of $15.2 million, or 6.5%, compared to 2002. The increase resulted primarily from a 6.5% increase in average Guest Pay interactive rooms in operation, driven by the addition of over 120,000 rooms served by our interactive digital system, which represents a 45.4% increase over 2002. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

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

          Average movie revenue per room decreased 1.2% from 2002 due primarily to a 70 basis point decline in occupancy rates of the properties served by us. This factor was partially offset by higher prices charged for movies.

          Average other interactive service revenue per room increased 10.3% from the prior year. This increase was a result of the continued expansion of revenue from TV Internet, television on-demand programming, digital music, cable television programming, and other interactive TV services available through the new digital system.

          The following table compares revenue per Guest Pay room for rooms served by our interactive digital system versus rooms served by the traditional tape-based system for the years ended December 31:

	2003		2002
	Digital	Tape	Digital	Tape
Average monthly revenue per room:
Movies	$20.92	$15.71	$21.94	$16.66
Other interactive service	6.76	4.09	6.55	4.06

Total per Guest Pay room	$27.68	$19.80	$28.49	$20.72

          Average Guest Pay revenue per room from our digital system was 39.8% higher than revenue from the tape-based system during 2003 and 37.5% higher in 2002.

          Other Revenue. Revenue from other sources is comprised of free-to-guest services provided to hotels not receiving Guest Pay services and sales of system equipment and service parts and labor. The $2.3 million decrease in other revenue primarily resulted from decreased equipment sales to international licensees due to the civil and economic uncertainties in those international markets served by us.

LodgeNet Entertainment Corporation	Form 10-K 2004

Expense Analysis

          Direct Costs and Gross Profit (exclusive of other operating expenses discussed separately below). The following table sets forth information regarding our direct costs (in thousands) and gross profit margin for the years ended December 31:

	2003	2002
Direct costs:
Guest Pay	$108,916	$96,043
Other	3,031	4,739

	$111,947	$100,782

Gross profit margin:
Guest Pay	55.3%	57.5%
Other	52.8%	45.9%
Total	55.2%	57.1%

          Guest Pay interactive direct costs increased 13.4% to $108.9 million in 2003 from $96.0 million in the prior year. Guest Pay direct costs (movie license fees, license fees for music, music videos, video games, and television on-demand programming and the commission retained by the hotel) are primarily based on related revenue, and such costs generally vary directly with revenue. Conversely, Internet connectivity fees are fixed costs independent of changes to revenue or occupancy. The addition of Internet connectivity costs to our direct cost structure began in August 2002 with the launch of our TV Internet product. As a percentage of revenue, the decrease to Guest Pay gross profit margin from 57.5% to 55.3% was due to increased Internet connectivity costs, hotel commissions, and programming costs. As previously noted, the addition of Internet connectivity, a fixed cost associated with the launch of our TV Internet product in August 2002, was the primary contributor to the change in gross margin during 2003. Hotel commissions increased as a result of the utilization of our “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel. The increase in programming costs was driven by a shift in the type of programming purchased by hotel guests.

          Other direct costs associated with other revenue decreased $1.7 million, or 36.0%, in 2003 from the prior year and the gross profit margin increased from 45.9% in 2002 to 52.8% in 2003. The resulting increased gross profit margin was attributable to the reduction of lower margin sales of equipment to international licensees.

          Our total gross profit increased 3.0% in 2003 to $138.2 million on a 6.5% increase in revenue as compared to 2002. As a percentage of revenue, our overall gross profit margin decreased from 57.1% to 55.2%. In addition to the information provided above, the following table sets forth the primary change drivers of composite gross margin for the year ended December 31:

	2003	2002	Change
Gross profit margin	55.2%	57.1%	-1.9%

Change drivers:
TV Internet			-1.1
Hotel commissions			-0.5
Programming costs			-0.3

			-1.9%

LodgeNet Entertainment Corporation	Form 10-K 2004

          Operating Expenses. The following table sets forth information in regard to our operating expenses (in thousands) for the years ended December 31:

	2003		2002
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$31,597	12.6	$30,207	12.9
Selling, general and administrative	21,646	8.7	22,108	9.4
Depreciation and amortization	78,459	31.4	75,918	32.3

Total operating expenses	$131,702	52.7	$128,233	54.6

          Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.4 million, or 4.6%, in 2003 from the prior year. This increase is primarily attributable to the 6.5% increase in average installed Guest Pay interactive rooms in operation during 2003 as compared to 2002. Offsetting the increase in rooms were continued operating improvements and efficiencies including reduced tape duplication and related freight costs as a result of our expanding digital room base. Per average installed room, Guest Pay operations expenses decreased by 1.7% to $2.93 per month in 2003 as compared to $2.98 per month in 2002.

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

          Depreciation and amortization expenses increased 3.3% to $78.5 million in 2003 from $75.9 million in the prior year. The increase was partially due to the additional 55,300 average Guest Pay interactive rooms in operation. In 2003, we also incurred additional amortization expense of $1.6 million for software development and other intangibles, offset by the changes in fully depreciated assets remaining in service. As a percentage of revenue, depreciation and amortization expenses decreased to 31.4% in 2003 from 32.3% in 2002.

          Operating Income. As a result of increased Guest Pay interactive revenue and decreased operating expenses as a percent of revenue driven by greater operating efficiencies, we generated operating income of $6.5 million in 2003 as compared to operating income of $6.0 million in 2002.

Investment Gains (Losses)

          InnMedia LLC. InnMedia was formed by us and Hilton Hotels Corporation during the fourth quarter of 2000. We had a 47.5% equity interest in InnMedia and recorded losses under the equity method of accounting for an investment of $2.6 million during 2001 and $3.0 million during 2000. On April 12, 2002, we terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against us. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, we charged off $471,000 in uncollectible receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, we had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002.

          Effective July 31, 2002, we and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and we mutually released our claims against each other, and the lawsuit filed by InnMedia against us was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, we contributed $252,000 for our share

LodgeNet Entertainment Corporation	Form 10-K 2004

of pre-dissolution operating costs. For the year ended December 31, 2002, we recorded an equity loss of $419,000. In 2003, InnMedia was fully dissolved with no additional funding required to cover dissolution expenses.

          ResNet Merger/GICC Investment. In November 1998, the operations of our then majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. We contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. We accounted for our investment in GICC using the equity method of accounting and recorded a loss of $183,000 for the year ended 2001. In the second quarter of 2001, we transferred our equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, we recovered the full amount of our receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. We received the final proceeds in 2003 and recorded an investment gain of $250,000.

          Litigation Settlements. During 2002, we entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, we recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge was reported as a litigation expense in the 2002 statement of operations. We paid approximately $2.4 million of the settlement amount as of December 31, 2003, with the balance paid in the first half of 2004.

          Loss on Early Retirement of Debt. As a result of the early retirement of the 10.25% Senior Notes in 2003, we incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

          Interest Expense. Interest expense was $34.2 million in 2003 compared to $33.0 million in 2002 due to increases in long-term debt incurred in the first half of 2003 to fund the continuing expansion of our business and refinancing costs. The average principal amount of long-term debt outstanding during 2003 was approximately $361.0 million (at a weighted average interest rate of approximately 9.5%) as compared to an average principal amount outstanding of approximately $339.0 million (at a weighted average interest rate of approximately 9.8%) during 2002.

          Taxes. During 2003, we incurred franchise tax of $459,000 versus $550,000 during 2002.

          Net Loss. As a result of factors previously described, we incurred a net loss of $35.1 million as compared to a net loss of $29.1 million in 2002.

Critical Accounting Policies

          Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content, or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

          Revenue recognition. We recognize revenue from the sale of interactive television services in the period the related services are sold to the hotel or guest and collection is reasonably assured. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. No future performance obligations exist on a

LodgeNet Entertainment Corporation	Form 10-K 2004

service that has been provided. The prices related to our products or services are fixed or determinable prior to delivery of the products or services. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

          We provide high-speed Internet access through the sale and installation of equipment to subscribing hotels. Revenue from the sale and installation of this equipment is recognized when the equipment is installed or the service has been provided. We receive monthly service fees from such hotels for technical maintenance and call center support services following the initial installation. The monthly service fees are recognized ratably over the term of the maintenance contract.

          We also provide our interactive television infrastructure and content to the healthcare industry. Under a relationship with a healthcare services provider, we sell our interactive system and provide recurring support for interactive content, software maintenance and technical field service for a fixed monthly fee. Revenue from the sale and installation of our interactive system is recognized when the equipment is installed or the service has been provided. The fixed monthly fees are recognized ratably over the term of the related contracts.

          Allowance for doubtful accounts. We determine the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, and (3) contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.

          Allowance for excess or obsolete system components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within our current installed base, we record a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

          Property and equipment. Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to Guest Pay operations as incurred. We begin depreciating Guest Pay and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 – 7
Customer acquisition costs	5 – 7
System components	5 – 7
Software costs	3 – 5
Other equipment	3 – 10

          Allowance for system removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings, and

LodgeNet Entertainment Corporation	Form 10-K 2004

change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Historically, de-installation activity has averaged approximately 2% of our installed room base.

Recent Accounting Developments

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, effective July 1, 2005, will have no effect on our financial condition or results of operations.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, effective January 1, 2006, will not have a significant effect on our financial condition or results of operations.

          In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective July 1, 2005, will have an impact on our consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. We do not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

          Interest. At December 31, 2004, we had debt totaling $312.3 million. We have interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $302.2 million and variable rate debt of $10.1 million at December 31, 2004. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $28.0 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $101,000, assuming other variables remain constant.

LodgeNet Entertainment Corporation	Form 10-K 2004

          Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During 2004 our consolidated balance sheet increased $931,000 due to foreign currency fluctuations.

Item 8 - Financial Statements and Supplementary Data

          See “Item 15 – Exhibits and Financial Statement Schedules” for LodgeNet’s Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A - Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

          Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

LodgeNet Entertainment Corporation	Form 10-K 2004

          Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

          Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Scott C. Petersen

Scott C. Petersen
Chief Executive Officer

/s/ Gary H. Ritondaro

Gary H. Ritondaro
Chief Financial Officer

Item 9B - Other Information

          None.

LodgeNet Entertainment Corporation	Form 10-K 2004

PART III

Item 10 - Directors and Executive Officers of the Registrant

          The information concerning our directors and executive officers is incorporated by reference from the sections entitled “Executive Officers,” “Election of Directors - Board of Directors and Nominees” and “Compliance with Reporting Requirements of Section 16 of the Exchange Act” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

          Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors – Corporate Governance and Committees of the Board of Directors - Committees” and “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year

          We have adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial officer and accounting officer, controller or persons performing similar functions. The policies are found on our web site, which is http://www.lodgenet.com.

          The charters of our Audit Committee, Governance and Nominating Committee, and Compensation Committee may also be found on our website.

Item 11 - Executive Compensation

          Information concerning executive remuneration and transactions is incorporated by reference from the sections entitled “Election of Directors—Director Compensation”; “Election of Directors—Executive Compensation”; “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting—Who are the largest owners of LodgeNet’s stock and how much stock do our directors and executive officers own?” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information concerning related stockholder matters is incorporated by reference from the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13 - Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 14 - Principal Accountant Fees and Services

          The information concerning principal accountant fees and services is incorporated by reference from the section entitled “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

LodgeNet Entertainment Corporation	Form 10-K 2004

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Entertainment Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2004, included herein.

Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.5, 10.9, 10.14, 10.15, 10.17 and 10.19 constitute management contracts. Exhibits 10.1, 10.2, 10.3, 10.4, 10.8, 10.16, 10.18, 10.20, 10.21, 10.22 and 10.25 constitute compensatory plans.

If you would like a copy of any of the Exhibits listed herein, please submit a written request to LodgeNet Entertainment Corporation, Attention: Corporate Secretary, 3900 West Innovation Street, Sioux Falls, South Dakota, 57107-7002, telephone (605) 988-1000, and we will provide you with such Exhibit(s) upon the payment of a nominal fee, such fee being limited to the expenses incurred by us in providing you with the requested Exhibit(s).

Exhibit No.

3.1	Certificate of Incorporation of LodgeNet (1)

3.2	By-Laws of the Registrant (1)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (7)

4.1	Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

4.2	Form of Notes (included in Exhibit 4.1)

4.3	First Supplemental Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

10.1	LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (2)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (2)

10.4	Form of Executive Severance Agreement between LodgeNet and each of Scott C. Petersen, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (3)

10.5	Form of Employment Agreement between LodgeNet and David M. Bankers (4)

10.6	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (5)

10.7	Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (5)

10.8	Executive Severance Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

10.9	Employment Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

LodgeNet Entertainment Corporation	Form 10-K 2004

Exhibit No.
10.10	Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (7)

10.11	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.12	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.13	First Amendment to Credit Agreement, dated August 19, 2002, by and between LodgeNet Entertainment Corporation and Canadian Imperial Bank, as Administrative Agent for the Lenders named therein (9)

10.14	Employment Agreement between LodgeNet and Scott C. Petersen dated September 23, 2002 (10)

10.15	Employment Agreement between LodgeNet and Stephen D. McCarty dated March 01, 2003 (11)

10.16	Executive Severance Agreement between LodgeNet and Stephen D. McCarty dated March 1, 2003 (11)

10.17	Employment Agreement between the LodgeNet and Steven Pofahl dated March 01, 2003 (11)

10.18	Executive Severance Agreement between LodgeNet and Steven Pofahl dated March 1, 2003 (11)

10.19	Employment Agreement between LodgeNet and Steven D. Truckenmiller dated March 01, 2003 (11)

10.20	LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (12)

10.21	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (13)

10.22	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (13)

10.23	Second Amendment to Credit Agreement dated June 13, 2003 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.24	Third Amendment to Credit Agreement dated January 13, 2004 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.25	Form of Restricted Stock Agreement (14)

12.1	Statement of Computation of Ratios

21.1	Subsidiaries of LodgeNet

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

LodgeNet Entertainment Corporation	Form 10-K 2004

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission, March 25, 1994. (File No. 000-22334).

(3)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission, November 14, 1995. (File No. 000-22334).

(4)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission, August 13, 1999.

(5)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission, November 14, 2000.

(6)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission, May 14, 2001.

(7)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities and Exchange Commission, November 14, 2001.

(8)	Incorporated by Reference to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 15, 2002.

(9)	Incorporated by Reference to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 20, 2002.

(10)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, November 13, 2002.

(11)	Incorporated by Reference to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, March 20, 2003.

(12)	Incorporated by Reference to LodgeNet’s 2003 Definitive Proxy Statement, as filed with the Securities and Exchange Commission, April 7, 2003.

(13)	Incorporated by Reference to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, March 12, 2004.

(14)	Incorporated by Reference to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission, November 5, 2004.

LodgeNet Entertainment Corporation	Form 10-K 2004

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 10, 2005.

LodgeNet Entertainment Corporation

By:	/s/ Scott C. Petersen

Scott C. Petersen,
President, Chief Executive Officer and
Chairman of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 10, 2005.

Signature	Title	Date

/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2005

/s/ Gary H. Ritondaro Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 10, 2005

/s/ R. Douglas Bradbury R. Douglas Bradbury	Director	March 10, 2005

/s/ Richard R. Hylland Richard R. Hylland	Director	March 10, 2005

/s/ R. F. Leyendecker R. F. Leyendecker	Director	March 10, 2005

/s/ Jarl Mohn Jarl Mohn	Director	March 10, 2005

/s/ Scott H. Shlecter Scott H. Shlecter	Director	March 10, 2005

LodgeNet Entertainment Corporation	Form 10-K 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Entertainment Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
LodgeNet Entertainment Corporation:

We have completed an integrated audit of LodgeNet Entertainment Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

LodgeNet Entertainment Corporation	Form 10-K 2004

assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 10, 2005

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$24,995	$2,772
Accounts receivable, net	28,031	28,150
Prepaid expenses and other	1,959	3,233

Total current assets	54,985	34,155

Property and equipment, net	212,659	227,037
Debt issuance costs, net	9,330	11,036
Intangible assets, net	4,628	8,270
Other assets	1,434	2,770

Total assets	$283,036	$283,268

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$16,807	$15,012
Current maturities of long-term debt	2,543	8,638
Accrued expenses	12,738	12,697
Deferred revenue	4,364	3,918

Total current liabilities	36,452	40,265

Long-term debt	309,748	359,610
Other long-term liability	3,154	3,999
Derivative instruments	5,800	8,396

Total liabilities	355,154	412,270

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 17,625,364 and 12,722,267 shares outstanding at December 31, 2004 and 2003, respectively	176	127
Additional paid-in capital	226,986	155,163
Accumulated deficit	(297,348)	(276,567)
Accumulated other comprehensive loss	(1,932)	(7,725)

Total stockholders’ deficiency	(72,118)	(129,002)

Total liabilities and stockholders’ deficiency	$283,036	$283,268

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Guest Pay	$258,721	$243,732	$226,238
Other	7,720	6,417	8,752

Total revenues	266,441	250,149	234,990

Direct costs:
Guest Pay	115,577	108,916	96,043
Other	3,616	3,031	4,739

Total direct costs (exclusive of other operating expenses shown separately below)	119,193	111,947	100,782

Gross profit (exclusive of other operating expenses shown separately below)	147,248	138,202	134,208

Operating expenses:
Guest Pay operations	33,637	31,597	30,207
Selling, general and administrative	23,596	21,646	22,108
Depreciation and amortization	77,045	78,459	75,918

Total operating expenses	134,278	131,702	128,233

Operating income	12,970	6,500	5,975

Investment gains	—	250	872
Litigation settlements	—	—	(2,700)
Loss on early retirement of debt	(810)	(7,061)	—
Interest expense	(31,891)	(34,239)	(33,037)
Other (expense) income, net	(629)	(43)	314

Loss before income taxes	(20,360)	(34,593)	(28,576)
Provision for income taxes	(421)	(459)	(550)

Net loss	$(20,781)	$(35,052)	$(29,126)

Net loss per common share (basic and diluted)	$(1.36)	$(2.80)	$(2.35)

Weighted average shares outstanding (basic and diluted)	15,275,867	12,512,725	12,378,678

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Dollar amounts in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balance, December 31, 2001	12,284,998	$123	$151,990	$(212,389)	$(7,292)	$(67,568)
Common stock option exercises	146,151	1	1,030	—	—	1,031
Warrants issued (Note 13)	—	—	343	—	—	343
Comprehensive loss:
Net loss	—	—	—	(29,126)	—
Foreign currency translation adjustment	—	—	—	—	89
Unrealized gain (loss) on derivative instruments	—	—	—	—	(6,073)
Comprehensive loss	—	—	—	—	—	(35,110)

Balance, December 31, 2002	12,431,149	$124	$153,363	$(241,515)	$(13,276)	$(101,304)
Common stock option exercises	291,118	3	1,399	—	—	1,402
Warrants issued (Note 13)	—	—	401	—	—	401
Comprehensive loss:
Net loss	—	—	—	(35,052)	—
Foreign currency translation adjustment	—	—	—	—	2,504
Unrealized gain (loss) on derivative instruments	—	—	—	—	3,047
Comprehensive loss	—	—	—	—	—	(29,501)

Balance, December 31, 2003	12,722,267	$127	$155,163	$(276,567)	$(7,725)	$(129,002)
Common stock option exercises	410,341	4	4,497	—	—	4,501
Common stock issuance	4,342,500	43	66,677			66,720
Warrants issued (Note 13)	—	—	503	—	—	503
Warrants exercised	150,256	2	(2)	—	—	—
Share based compensation	—	—	27	—	—	27
Restricted stock	—	—	121	—	—	121
Comprehensive loss:
Net loss	—	—	—	(20,781)	—
Foreign currency translation adjustment	—	—	—	—	810
Unrealized gain (loss) on derivative instruments	—	—	—	—	4,983
Comprehensive loss	—	—	—	—	—	(14,988)

Balance, December 31, 2004	17,625,364	$176	$226,986	$(297,348)	$(1,932)	$(72,118)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(20,781)	$(35,052)	$(29,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,045	78,459	75,918
Investment gains	—	(250)	(872)
Reserve for long-term notes receivable	1,000	—	—
Loss on early retirement of debt	810	2,477	—
Non-cash stock compensation	148	—	—
Change in operating assets and liabilities:
Accounts receivable	218	499	(1,684)
Prepaid expenses and other	160	580	(844)
Accounts payable	1,766	2,120	(1,694)
Accrued expenses and deferred revenue	(120)	(162)	2,208
Other	318	(108)	(137)

Net cash provided by operating activities	60,564	48,563	43,769

Investing activities:
Property and equipment additions	(54,917)	(52,868)	(72,115)
Note receivable repayments (advances)	567	(1,000)	—
Proceeds from affiliates, net	—	250	1,407

Net cash used for investing activities	(54,350)	(53,618)	(70,708)

Financing activities:
Proceeds from long-term debt	—	200,000	—
Repayment of long-term debt	(48,500)	(158,301)	(7,542)
Payment of capital lease obligations	(1,122)	(1,052)	(707)
Borrowings under revolving Credit Facility	13,000	30,500	40,000
Repayments of revolving Credit Facility	(20,000)	(57,500)	(6,000)
Debt issuance costs	(838)	(7,902)	(269)
Proceeds from sale of interest rate swap	3,052	—	—
Proceeds from issuance of common stock, net of offering costs	66,720	—	—
Exercise of stock options	4,501	1,402	1,031
Change in other long-term liability	(995)	(779)	—

Net cash provided by financing activities	15,818	6,368	26,513

Effect of exchange rates on cash	191	352	5

Increase (decrease) in cash and cash equivalents	22,223	1,665	(421)
Cash and cash equivalents at beginning of period	2,772	1,107	1,528

Cash and cash equivalents at end of period	$24,995	$2,772	$1,107

The accompanying notes are an integral part of these consolidated financial statements

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company

LodgeNet Entertainment Corporation is one of the world’s largest providers of interactive television systems and broadband services to hotels, resorts, and casino hotels throughout the United States and Canada, as well as select international markets. As of December 31, 2004, we provided television services to approximately 5,900 hotel properties serving over one million rooms.

Our operating performance and outlook are strongly influenced by such factors as hotel occupancy levels, economic conditions in the lodging industry, the number of hotel rooms equipped with our interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.

The rapid growth of our business has historically required capital resources in excess of operating cash flows. We believe that our cash on hand, operating cash flows and borrowings available under our Credit Facility will be sufficient to fund our future growth plans and financing obligations. However, if operating cash flows are significantly below the amount anticipated in our current business plan, we believe we could cover the short fall through any combination of additional borrowings available under the current Credit Facility, a reduction in capital spending and/or a reduction in operating expenses.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which we had significant influence, but not effective control generally represented by common stock ownership of at least 20% but not more than 50%, have been accounted for using the equity method of accounting for an investment.

Foreign Currency Translation — The assets and liabilities of our Canadian subsidiary were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates during the periods.

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

Long-Lived Assets — We review the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

LodgeNet Entertainment Corporation	Form 10-K 2004

Property and Equipment — Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Pay and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to Guest Pay operations as incurred. We begin depreciating Guest Pay and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 - 7
Customer acquisition costs	5 - 7
System components	5 - 7
Software costs	3 - 5
Other equipment	3 - 10

Allowance for System Removal — We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Historically, de-installation activity has averaged approximately 2% of our installed room base.

Allowance for Excess or Obsolete System Components — We regularly evaluate component levels to ascertain build requirements based on our backlog, and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within our current installed base, we record a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements.

Software Development — We have capitalized certain costs of developing software for our Guest Pay systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. Guest Pay system development costs capitalized were $1,176,000, $1,993,000 and $2,705,000 during the years ended December 31, 2004, 2003 and 2002, respectively, and amortization of such costs was $2,420,000, $2,471,000 and $1,896,000, respectively. We charged $952,000, $671,000 and $814,000 to operations for each of the years presented related to research and development activities.

Revenue Recognition — We recognize revenue from the sale of interactive television services in the period the related services are sold to the hotel or guest, and collection is reasonably assured. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. No future performance obligations exist on a service that has been provided. The prices related to our products or services are fixed or determinable prior to delivery of the products or services. Revenue from the sale of system equipment and service parts and labor is recognized when the equipment is delivered or the service has been provided. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

Our Guest Pay revenue consists of services that are purchased by guests on a per-view, hourly, or daily basis and include on-demand movies, music and music videos, network-based video games, Internet on television (which does not require a laptop), and television on-demand programs. Guest Pay packages may also include additional satellite-delivered basic and premium television, video review of room charges, video checkout, guest surveying, and merchandising services

LodgeNet Entertainment Corporation	Form 10-K 2004

that are paid for by the hotel and provided to guests at no charge. In addition, we provide high-speed laptop Internet access services that hotels can also provide to their guests.

The primary direct costs of providing Guest Pay interactive services are:

➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently-released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	fixed monthly cost of internet connectivity at certain served properties;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video and video games; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.

We provide high-speed Internet access through the sale and installation of equipment to subscribing hotels. Revenue from the sale and installation of this equipment is recognized when the equipment is installed or the service has been provided. We receive monthly service fees from such hotels for technical maintenance and call center support services following the initial installation. The monthly service fees are recognized ratably over the term of the maintenance contract.

We also provide our interactive television infrastructure and content to the healthcare industry. Under a relationship with a healthcare services provider, we sell our interactive system and provide recurring support for entertainment content, software maintenance and technical field service for a fixed monthly fee. Revenue from the sale and installation of our interactive system is recognized when the equipment is installed or the service has been provided. The fixed fees are recognized ratably over the term of the related contracts.

Concentration of Credit Risks and Customer Data — We derive virtually all of our revenue from entities in the lodging industry. During 2004, hotels owned, managed or franchised by Hilton Hotels Corporation (Hilton) represented approximately 14.9% of our consolidated revenue compared to 12.5% in 2003. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. The loss of this hotel chain customer could have a material adverse effect on our results of operations, cash flows and financial condition.

Significant Vendors – We obtain most of our basic and premium television programming pursuant to an agreement with DIRECTV, which expires in January 2010. We are not obligated to have any minimum number of hotel rooms under the agreement nor are we obligated to make any minimum payments under the agreement. We pay only for the selected programming provided to a hotel. The loss of this vendor could limit our ability to provide such programming to our customers and impact our results of operations, cash flows and financial condition.

Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including: historical experience, aging of the accounts receivable, and contract terms between the hotel and LodgeNet. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the monies to us, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $300,000 at December 31, 2004, 2003 and 2002. For periods ended December 31, 2004, 2003 and 2002, charges to the allowance for doubtful account for related interactive television services were $290,000 $313,000 and $754,000, respectively.

Derivative Financial Instruments — LodgeNet follows Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other

LodgeNet Entertainment Corporation	Form 10-K 2004

contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In August 2003, we entered into a $50.0 million interest rate swap agreement, expiring in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. In March 2004, we terminated the swap arrangement and received proceeds of $3.1 million of which $2.6 million was recorded as a deferred gain. The deferred gain is classified within derivative instruments on our consolidated balance sheet and will be recognized ratably over the remaining term of the underlying debt instrument as an offset to interest expense. The unamortized balance of the deferred gain is $2.4 million at December 31, 2004.

Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Loss — We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive loss is disclosed in the consolidated statement of stockholders’ deficiency and comprehensive loss and includes net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Accumulated balances for each component of other comprehensive income (loss) were as follows:

	Unrealized Gain
	(Loss) on	Foreign	Accumulated
	Derivative	Currency Translation	Other Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, December 31, 2001	$(5,369)	$(1,923)	$(7,292)
Change during period	(6,073)	89	(5,984)

Balance, December 31, 2002	(11,442)	(1,834)	(13,276)
Change during period	3,047	2,504	5,551

Balance, December 31, 2003	(8,395)	670	(7,725)
Change during period	4,983	810	5,793

Balance, December 31, 2004	$(3,412)	$1,480	$(1,932)

Earnings Per Share Computation — We follow SFAS No. 128, “Earnings Per Share” which requires the computation and disclosure of basic and diluted earnings per share (EPS). Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

The loss per common share for the three years ended December 31, 2004, 2003 and 2002, is based on 15,275,867, 12,512,725 and 12,378,678 weighted average shares outstanding during the respective periods. Weighted average options to purchase 2,602,572, 2,858,237 and 2,612,861 shares of common stock and warrants to purchase 1,954,000, 2,122,000 and 2,059,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years presented.

LodgeNet Entertainment Corporation	Form 10-K 2004

Stock-based Compensation — We measure compensation costs associated with our stock option plans using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value method at the date of grant for awards, net loss and loss per share would have changed to the pro forma amounts as follows for the years ended December 31 (in thousands of dollars, except per share amounts):

	2004	2003	2002
Net loss, as reported	$(20,781)	$(35,052)	$(29,126)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(3,895)	(3,839)	(4,385)
Less: stock based employee compensation expense included in reported net loss	148	—	—

Net loss, pro forma	$(24,528)	$(38,891)	$(33,511)

Loss per share (basic and diluted)
As reported	$(1.36)	$(2.80)	$(2.35)
Pro forma	(1.61)	(3.11)	(2.71)

Note 12 to the consolidated financial statements contains the significant assumptions used in determining the underlying fair value of options.

Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $32,480,000, $34,636,000 and $33,059,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Equipment acquired under capital lease arrangements totaled $657,000, $785,000 and $2,208,000 during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, we issued 51,663, 65,808 and 48,042 stock purchase warrants valued at $503,000, $401,000 and $343,000, respectively to Hilton Hotels Corporation (Hilton) to acquire rights to deliver interactive television services in Hilton hotels.

Effect of Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, effective July 1, 2005, will have no effect on our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, effective January 1, 2006, will not have a significant effect on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective July 1, 2005, will have an impact on our consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-K 2004

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. We do not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

Note 3 — Investments

Gamet and PointOne – In the first quarter of 2003, we entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (“PointOne”). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of our intellectual property. We entered into a technology licensing agreement with PointOne, for which we received a 37.5% equity interest in PointOne. Our contribution consisted of the licensing of certain technology rights to PointOne and, accordingly, we did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne.

Other than the non-exclusive and non-transferable rights to utilize our licensed technology, we did not provide additional funding nor were we obligated or committed to provide any current or future funds to PointOne. We also reserved the right to terminate the technology licensing agreement if PointOne did not attain a specified level of funding by September of 2003. PointOne raised $850,000 in financing from private investors. However, PointOne was not able to obtain additional funds through permanent equity financing or other sources. In May 2003, PointOne’s operations were suspended. The parties are currently in dispute regarding the ultimate disposition of PointOne and its technology. During the second quarter of 2003, we provided certain services to PointOne for which we invoiced PointOne approximately $100,000. This amount due from PointOne was fully reserved as a bad debt expense during the second quarter of 2003.

During the first quarter of 2003, we advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against Steve and Margaret Urie (the “Uries”) Gamet’s principal owners demanding payment of the Gamet note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted a counterclaim against us alleging that we failed to procure private financing for PointOne Technologies, L.L.C., a joint venture between Gamet and us, causing Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. It is expected that the various bankruptcy cases will be consolidated into one case for court management and trustee administration purposes. As a result of the bankruptcy filings, our claims against the Uries and Gamet are stayed. Based on our prior research, analysis, and other due diligence information, we expected to receive installment payments on the promissory note beginning in June 2005. Subsequent to December 31, 2004, we were informed that the maker of the note that had been assigned to us, had ceased making payments, claiming a right of set-off against the Uries. We are presently considering whether to challenge this action as a violation of the automatic stay in the bankruptcy case and to challenge the alleged set-off rights. Based on this new information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note.

InnMedia LLC – In 2000, we entered into an arrangement with Hilton Hotels Corporation (“Hilton”) to form a new broadband, interactive media company, InnMedia LLC (InnMedia). InnMedia provided hotel guests new and innovative interactive television content through Internet on television as well as customized hotel and guest information. Under this arrangement, InnMedia supplied Internet portal and interactive television content to us for distribution to subscribing hotels using our broadband, interactive system for which it paid us a fee for the use of our

LodgeNet Entertainment Corporation	Form 10-K 2004

system. The arrangement included $5.0 million in financing from LodgeNet and $5.0 million in financing from Hilton to fund start-up and near-term operating costs. We had a 47.5% equity interest in InnMedia and accounted for our investment using the equity method of accounting. For the year ended December 31, 2001, we recorded an equity loss of $2.6 million.

On April 12, 2002, we terminated the Distribution and Carriage Agreement, dated October 9, 2000, and Services Agreement, dated October 9, 2000, with InnMedia. The terminations followed the institution of legal proceedings by InnMedia against us. The agreements were terminated due to, among other things, InnMedia’s effective repudiation of the agreements and InnMedia’s failure to perform. As a result of the dispute with InnMedia, we charged off $471,000 in uncollectible receivables and continued to incur the costs associated with the provisioning of InnMedia’s services, totaling $914,000 through the end of July 2002. Prior to the terminations, we had charged InnMedia for system access fees of $633,000, connectivity costs of $793,000, and support and administrative expenses of $355,000 related to the first quarter of 2002.

Effective July 31, 2002, LodgeNet and InnMedia’s co-owner, Hilton, mutually agreed to dissolve InnMedia. InnMedia and we mutually released our claims against each other, and the lawsuit filed by InnMedia against us was dismissed with prejudice on August 7, 2002. During the third quarter of 2002, we contributed $252,000 for our share of pre-dissolution operating costs and recorded this amount as an equity loss in the same period. For the year ended December 31, 2002, we recorded an equity loss of $419,000. In 2003, InnMedia was fully dissolved with no additional funding required to cover dissolution expenses.

ResNet Merger/GICC Investment – In November 1998, the operations of our majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. We contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. We accounted for our investment in GICC using the equity method of accounting. In the second quarter of 2001, we transferred our equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, we recovered the full amount of our receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. We received the final proceeds in 2003 and recorded an investment gain of $250,000.

Note 4 — Fair Value of Financial Instruments

Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets (Liabilities):
Interest rate swaps	$(3,412)	$(3,412)	$(8,396)	$(8,396)
Other long-term liability	$(3,154)	$(3,154)	$(3,999)	$(3,999)
Long-term debt	$(312,291)	$(333,290)	$(368,248)	$(387,328)

Fair values were determined under the following methods: interest rate swaps - quoted amount we would pay to terminate the swap agreements, considering current interest rates; other long-term liability – present value of future cash flows using our current interest rates; and long-term debt - interest rates currently available to us for debt with similar terms and maturities. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

LodgeNet Entertainment Corporation	Form 10-K 2004

Note 5 — Property and Equipment

Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2004	2003
Land, building and equipment	$80,956	$76,519
Free-to-guest systems	32,753	30,990
Guest Pay systems:
Installed system costs	450,495	428,757
Customer acquisition costs	50,869	47,095
System components	25,466	27,674
Software costs	20,393	19,217

Total	660,932	630,252
Less — Depreciation and amortization	(448,273)	(403,215)

Property and equipment, net	$212,659	$227,037

We recorded depreciation and amortization expense of $71,669,000, $72,856,000 and $71,368,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6 — Debt Issuance Costs

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. We capitalized $838,000, $7,902,000 and $269,000 of debt issuance costs during the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized debt issuance costs of $810,000 and $2,477,000 were written off in 2004 and 2003, respectively, resulting in a loss on early retirement of debt (see Note 19). Amortization of the debt issuance costs was $1,734,000 in 2004, $1,831,000 in 2003, and $2,002,000 in 2002. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2004	2003
Debt issuance costs	$14,113	$14,812
Accumulated amortization	(4,783)	(3,776)

	$9,330	$11,036

Note 7 — Intangible Assets

We have intangible assets consisting of an acquired business, certain acquired technology, patents, trademarks and licensee fees. We account for these assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to five years.

In July 2002, we expanded our master services agreement with Hilton Hotels Corporation and acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base. As consideration, we agreed to pay Hilton $5.8 million, on a present value basis, over a five-year period. Approximately $5.8 million has been capitalized within intangible assets and is being amortized on a straight-line basis over its estimated useful life of five years.

LodgeNet Entertainment Corporation	Form 10-K 2004

We have the following intangible assets at December 31 (in thousands of dollars):

	2004		2003
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$12,786	$14,291	$10,406
Acquired intangibles	5,774	2,791	5,774	1,636
Other	512	372	539	292

	$20,577	$15,949	$20,604	$12,334

We recorded amortization expense of $3,642,000, $3,772,000 and $2,548,000 during the years ended December 31, 2004, 2003 and 2002, respectively. We estimate amortization expense for the years ended December 31, as follows: 2005 — $2,605,000; 2006 — $1,313,000; 2007 — $710,000.

Note 8 — Accrued Expenses

Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2004	2003
Accrued taxes	$3,413	$3,160
Accrued compensation	4,869	4,049
Accrued interest	970	1,559
Other	3,486	3,929

	$12,738	$12,697

Note 9 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2004	2003
Bank Credit Facility:
Bank term loan	$110,125	$146,625
Revolving credit facility	—	7,000
9.50% senior notes	200,000	200,000
11.50% senior notes	—	12,000
Less unamortized discount	—	(82)
Capital leases	2,166	2,705

	312,291	368,248
Less current maturities	(2,543)	(8,638)

	$309,748	$359,610

Bank Credit Facility — On August 29, 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of December 31, 2004 was 5.31% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 1.75%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of December 31, 2004, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our

LodgeNet Entertainment Corporation	Form 10-K 2004

assets. As of December 31, 2004, we had $75.0 million of unused capital under the revolver portion of the bank Credit Facility.

The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2004, we had outstanding letters of credit totaling $1.5 million.

The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of December 31, 2004, we were in compliance with all covenants, terms and conditions of the bank Credit Facility. Our consolidated leverage ratio was 3.48 compared to the maximum allowable of 4.50, the consolidated senior secured leverage ratio was 1.25 compared to the maximum allowable of 2.50 and the consolidated interest coverage ratio was 2.76 compared to the minimum allowable of 2.25.

9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2004, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.

The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest), declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, we may redeem up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.

11.50% Senior Notes — During 1995, we issued $30.0 million principal amount of unsecured 11.50% Senior Notes (the “11.50% Notes”). The 11.50% Notes were unsecured, ranked pari passu in right of payment with future unsubordinated unsecured indebtedness and ranked senior in right of payment to all subordinated indebtedness of LodgeNet. Annual principal payments of $6.0 million commenced in July 2001 and were to continue through July 2005. The 11.50% Notes required semi-annual interest payments and contained certain covenants including limitations on indebtedness, liens, guarantees, asset sales and certain payments or distributions with respect to capital stock. On July 15, 2004, the total principal amount outstanding with accrued interest of $540,000 was repaid.

In 1995, we issued a total of 480,000 warrants to purchase common stock of LodgeNet in connection with the issuance of the 11.50% Notes. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The value of the warrants, $1.68 million, was recorded as additional paid-in capital and shown as a discount on the 11.50% Notes. On January 23, 2004, a holder of the 11.50% Notes, exercised 240,000 warrants.

LodgeNet Entertainment Corporation	Form 10-K 2004

Capital Leases — As of December 31, 2004, we had total capital lease obligations of $2,166,000. Equipment acquired under capital lease arrangements totaled $657,000, $785,000 and $2,208,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Long-term debt has the following scheduled annual maturities for the years ended December 31 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$1,500	$1,500	$1,500	$105,625	$—	$200,000
Capital leases	1,156	801	271	121	—	—

	2,656	2,301	1,771	105,746	—	200,000

Less amount representing interest on capital leases	(113)	(50)	(16)	(4)	—	—

	$2,543	$2,251	$1,755	$105,742	$—	$200,000

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 10 — Commitments and Contingencies

Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For our television on-demand programming, we obtain rights to release television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a third party vendor, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services. These agreements contain various restrictions, including default and termination procedures.

Purchase Commitments — We have purchase commitments in the ordinary course of business, none of which is expected to result in losses.

Operating Leases — We have entered into certain operating leases, which at December 31, 2004, require future minimum lease payments, as follows: 2005 — $560,000; 2006 — $465,000; 2007 — $332,000; 2008 — $212,000; 2009 — $75,000. The leases expire at dates ranging from 2005 to 2009. Rental expense under all operating leases was $714,000, $654,000 and $591,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Hilton Agreement — Effective July 31, 2002, we expanded our master services agreement with Hilton Hotels Corporation. We acquired the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base. As consideration, we agreed to pay Hilton $5.8 million, on a present value basis, over a five-year period (see Note 7).

Legal Proceedings — We are subject to legal proceedings and claims arising in the ordinary course of our businesses. As of the date hereof, in the opinion of management, it is remote that the resolution of such matters will have a material adverse effect on our financial position, results of operations, or cash flows.

Note 11 — Stockholders’ Equity

Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.

LodgeNet Entertainment Corporation	Form 10-K 2004

Common Stock — On July 6, 2004, we completed a public offering of common stock registered pursuant to our shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, we issued 3.95 million shares at a price of $16.50 per share. In addition, on August 4, 2004, we issued 392,500 shares as a result of the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including the over-allotment) were $66.7 million after deducting underwriting and offering expenses of approximately $5.0 million. We used the net proceeds to repay $35.0 million of our bank Credit Facility term loan and the remaining $12.0 million of our 11.50% Notes. The remaining proceeds of approximately $19.7 million were retained as cash for use in general corporate purposes.

Stockholder Rights Plan — On February 28, 1997, the Board of Directors of LodgeNet authorized and adopted a Stockholder Rights Plan. Pursuant to the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of LodgeNet to stockholders of record at the close of business on March 10, 1997.

Initially, the rights are attached to all common stock certificates and no separate rights certificates will be distributed. The rights will separate from the common stock and be distributed upon the occasion of (i) a public announcement that a person, group or entity has acquired or obtained the right to acquire 15% or more of the common stock of LodgeNet or (ii) ten days following the commencement of, or an announcement of the intention to make, a tender or exchange offer which would result in a person, group or entity becoming the holder of 15% or more of LodgeNet’s common stock. The rights are not exercisable until distributed.

In general, each right, when exercisable, initially entitles the registered holder to purchase from us one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, par value $.01, at a price of $60.00 per share. In certain other events, after the rights have become exercisable, each right entitles the holder to purchase for $60.00 an amount of common stock of us, or in certain circumstances securities of the acquirer, having a then-current market value of two times the exercise price of the right. The rights include anti-dilution provisions in the event of a stock dividend, split-up or reclassification of the common stock. The preferred stock purchasable upon exercise of the rights will be non-redeemable and junior to any other issue of preferred stock we may issue, and will include dividend and liquidation preferences. No stockholder privileges attach to the rights until exercised.

Restricted Stock — In January 2004, we awarded 22,500 shares of restricted stock to executive officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As result of this transaction, we recorded $121,000 as compensation expense during the year ended December 31, 2004. In addition, we awarded 21,500 shares of restricted stock to executive officers in January 2005. The restricted shares have a similar vesting schedule to the 2004 award described above.

LodgeNet Entertainment Corporation	Form 10-K 2004

Note 12 — Stock Option Plans

We have stock options plans that provide for the granting of up to 4,876,792 non-qualified or incentive stock options on our common stock. As of December 31, 2004, 559,045 stock options were available for grant. Certain officers, directors and key employees have been granted options to purchase common stock of LodgeNet under these plans. Stock options issued under the plans generally have an exercise price equal to the fair market value on the date of grant. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. Options to purchase 3,500 shares expired as of December 31, 2004, and outstanding options expire in 2005 through 2014. The following is a summary of the stock option activity for the years ended December 31:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2001	2,599,977	$13.81
Options granted	493,345	12.06
Options exercised	(146,151)	7.06
Options forfeited/canceled	(14,000)	18.23

Balance at December 31, 2002	2,933,171	13.83
Options granted	89,965	12.02
Options exercised	(291,118)	6.03
Options forfeited/canceled	(79,357)	10.24

Balance at December 31, 2003	2,652,661	14.73
Options granted	306,455	18.76
Options exercised	(410,341)	10.98
Options forfeited/canceled	(4,275)	19.65
Balance at December 31, 2004	2,544,500	$15.81

The following is a summary of stock options outstanding as of December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Term	Exercise		Exercise
Price Range	Number	in Years	Price	Number	Price
$6.46 to $9.79	106,650	3.5	$8.83	98,400	$8.85
$10.19 to $13.77	759,475	5.2	11.07	609,100	11.27
$14.00 to $15.84	386,650	5.6	15.69	367,400	15.73
$16.00 to $17.50	500,125	6.1	16.53	381,758	16.53
$18.08 to $24.64	791,600	6.6	20.89	572,350	21.84

	2,544,500	5.8	$15.81	2,029,008	$15.93

The weighted average fair value of options granted during the year ended December 31 was as follows:

	2004	2003	2002
Weighted average fair value per option granted	$9.70	$6.30	$6.50

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield - none, (ii) weighted average risk-free interest rate –

LodgeNet Entertainment Corporation	Form 10-K 2004

3.43% in 2004, 2.97% in 2003, and 3.82% in 2002; (iii) weighted average expected life — 5.0 years, and (iv) weighted average expected volatility – 55.8% in 2004, 57.6% in 2003, and 59.0% in 2002.

Note 13 — Warrants

In connection with the 1995 issuance of the 11.50% Senior Notes (see Note 9), we issued 480,000 warrants to purchase common stock of LodgeNet. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005. The portion of the proceeds from the 1995 debt issuance deemed attributable to the warrants was recorded as additional paid-in capital. On January 23, 2004, a holder of the 11.50% Notes, exercised 240,000 warrants.

On October 9, 2000, we entered into an agreement with Hilton Hotels Corporation to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares relate to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares relate to hotels franchised through Hilton and will vest on a per room basis as we obtain contracts for delivery of services to these hotels. We followed the guidance provided in EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares will be measured and similarly accounted for upon delivery of the related room contracts. During 2004, 2003 and 2002, 51,663, 65,808 and 48,042 of these warrant shares were issued with a fair value of $503,000, $401,000 and $343,000, respectively, and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life.

Note 14 — Employee Benefit Plans

We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based primarily on the level of employee participation. Our contribution expense was $813,000, $780,000 and $667,000, in 2004, 2003 and 2002, respectively.

Note 15 — Income Taxes

Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2004	2003	2002
Domestic	$(19,793)	$(33,031)	$(28,080)
Foreign	(567)	(1,562)	(496)

Total	$(20,360)	$(34,593)	$(28,576)

The provisions for income taxes of $421,000 in 2004, $459,000 in 2003, and $550,000 in 2002, consist of current state franchise taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

LodgeNet Entertainment Corporation	Form 10-K 2004

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$69,491	$66,826
Reserves and accruals	94	622
Deferred credits	1,482	1,331
Book over tax depreciation	15,580	12,049

Deferred tax assets	86,647	80,828
Valuation allowance	(86,647)	(80,828)

Net deferred taxes	$—	$—

We have net operating loss carry forwards of approximately $203.7 million for federal income tax purposes. Such carry forwards expire in 2005 through 2019, and federal tax regulations limit the availability and timing of usage of carry forwards. Net operating loss carry forwards expiring in the next five years are as follows: (in thousands of dollars): 2005 — $3,428; 2006 — $3,437; 2007 — $3,748; 2008 — $3,974; 2009 — $8,264. We established the valuation allowance for deferred tax assets after considering our historical financial performance, existing deferred tax liabilities, and certain information about future years.

Note 16 — Other Related Party Transactions

We had $1.4 million in outstanding advances to a former officer as of December 31, 2003. The advances were made in 2000 and 2001 under the terms of a promissory note. In February 2004, we received a principal payment of $567,000. In June 2004, we received from the former officer, free and clear title to real property located contiguous to our property in Sioux Falls, South Dakota, valued at $574,000 as full payment for the remaining principal amount outstanding on the promissory note. In addition, we entered into a non-competition agreement with the former officer and agreed to pay three annual installments totaling $264,000. We have the option to select the form of such payments, which may include payments in the form of interest forgiveness. We also have an outstanding promissory note in the amount of $39,000 due from the former officer.

Note 17 — Segment Information

We operate in one reportable segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2004	2003	2002
United States	$255,047	$239,364	$223,427
Canada	10,651	10,016	9,655
Other	743	769	1,908

Total	$266,441	$250,149	$234,990

Long-lived assets by country based on the location of the assets were as follows at December 31 (in thousands of dollars):

	2004	2003
United States	$203,274	$216,182
Canada	9,385	10,855

Total	$212,659	$227,037

LodgeNet Entertainment Corporation	Form 10-K 2004

Note 18 — Litigation Settlements

During 2002, we entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, we recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This nonrecurring charge was reported as a litigation expense in the 2002 statement of operations. We paid approximately $2.4 million of the settlement amount as of December 31, 2003, with the final payment made in April 2004.

Note 19 — Loss on Early Retirement of Debt

In June 2003, we redeemed our 10.25% Notes due December 15, 2006 in conjunction with the issuance of the 9.50% Notes. As a result of this early redemption, we incurred call and tender premiums, and related expenses, in the amount of $4.6 million and wrote off unamortized debt issuance costs of $2.5 million in 2003. In addition, as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility, we incurred a charge of $810,000 in 2004.

LodgeNet Entertainment Corporation	Form 10-K 2004

Note 20 — Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2003:
Revenues	$59,646	$62,404	$67,768	$60,331
Gross profit (exclusive of other operating expenses)	33,050	34,473	36,659	34,020
Net loss	(8,419)	(13,256)	(5,429)	(7,948)
Per common share (basic and diluted)	$(.68)	$(1.07)	$(.43)	$(.63)

2004:
Revenues	$63,831	$66,281	$71,650	$64,679
Gross profit (exclusive of other operating expenses)	35,582	37,217	38,977	35,472
Net loss	(6,216)	(5,006)	(3,482)	(6,077)
Per common share (basic and diluted)	$(.48)	$(.38)	$(.20)	$(.34)

LodgeNet Entertainment Corporation	Form 10-K 2004

LodgeNet Entertainment Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions
	Balance	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2002:
Allowance for Excess or Obsolete System Components	$2,739	$1,555	$1,346	$2,948
Allowance for Doubtful Accounts	500	754	954	300

Year Ended December 31, 2003:
Allowance for Excess or Obsolete System Components	$2,948	$719	$1,969	$1,698
Allowance for Doubtful Accounts	300	313	313	300

Year Ended December 31, 2004:
Allowance for Excess or Obsolete System Components	$1,698	$1,515	$1,913	$1,300
Allowance for Doubtful Accounts	300	290	290	300

LodgeNet Entertainment Corporation	Form 10-K 2004