Form 10-Q
period 2005-03-31
LODGENET ENTERTAINMENT CORP
filed 2005-05-10
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑No ☐.

     At May 2, 2005, there were 17,946,123 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation and Subsidiary

     As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiary.

     “LodgeNet”, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “Hotel SportsNET”, and “TechConnection” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

March 31, 2005	Page 2

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$32,881	$24,995
Accounts receivable, net	29,433	28,031
Prepaid expenses and other	1,909	1,959

Total current assets	64,223	54,985

Property and equipment, net	208,453	212,659
Debt issuance costs, net	8,915	9,330
Intangible assets, net	3,973	4,628
Other assets	1,317	1,434

Total assets	$286,881	$283,036

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$17,037	$16,807
Current maturities of long-term debt	2,835	2,543
Accrued expenses	17,343	12,738
Deferred revenue	4,604	4,364

Total current liabilities	41,819	36,452

Long-term debt	309,887	309,748
Other long-term liability	3,154	3,154
Derivative instruments	4,475	5,800

Total liabilities	359,335	355,154

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 17,829,186 and 17,625,364 shares outstanding at March 31, 2005 and December 31, 2004, respectively	178	176
Additional paid-in capital	229,093	226,986
Accumulated deficit	(300,952)	(297,348)
Accumulated other comprehensive loss	(773)	(1,932)

Total stockholders’ deficiency	(72,454)	(72,118)

Total liabilities and stockholders’ deficiency	$286,881	$283,036

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2005	Page 3

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Guest Pay	$64,152	$62,323
Other	1,837	1,508

Total revenues	65,989	63,831

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	28,344	27,507
Other	916	742
Operating expenses:
Guest Pay operations	8,622	8,138
Selling, general and administrative	6,072	5,705
Depreciation and amortization	17,992	19,668

Total costs and operating expenses	61,946	61,760

Income from operations	4,043	2,071

Other Income and Expenses:

Interest expense	(7,454)	(8,223)
Other (expense) income	(75)	53

Loss before income taxes	(3,486)	(6,099)
Provision for income taxes	(118)	(117)

Net loss	$(3,604)	$(6,216)

Net loss per common share (basic and diluted)	$(0.20)	$(0.48)

Weighted average shares outstanding (basic and diluted)	17,679,872	12,979,981

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2005	Page 4

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(3,604)	$(6,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,992	19,668
Non-cash stock compensation	57	—
Change in operating assets and liabilities:
Accounts receivable	(1,417)	(474)
Prepaid expenses and other	54	(707)
Accounts payable	235	2,304
Accrued expenses and deferred revenue	4,784	3,605
Other	112	100

Net cash provided by operating activities	18,213	18,280

Investing activities:
Property and equipment additions	(12,553)	(13,201)
Note receivable repayments	—	567

Net cash used for investing activities	(12,553)	(12,634)

Financing activities:
Repayment of long-term debt	(375)	(375)
Proceeds from equipment financing	1,022	—
Payment of capital lease obligations	(291)	(279)
Borrowings under revolving credit facility	—	4,000
Repayments of revolving credit facility	—	(11,000)
Debt issuance costs	—	(367)
Proceeds from sale of interest rate swap	—	3,052

Exercise of stock options	1,870	2,515

Net cash provided by (used for) financing activities	2,226	(2,454)

Effect of exchange rates on cash	—	7

Increase in cash and cash equivalents	7,886	3,199
Cash and cash equivalents at beginning of period	24,995	2,772

Cash and cash equivalents at end of period	$32,881	$5,971

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2005	Page 5

LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2004, as filed with the Commission. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.

Note 2 — Share-Based Compensation

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

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	$(3,604)	$(6,216)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(716)	(976)
Less: stock based employee compensation expense included in reported net loss, net of related tax effects	57	57

Net loss, pro forma	$(4,263)	$(7,135)

Loss per share (basic and diluted)
As reported	$(0.20)	$(0.48)
Pro forma	(0.24)	(0.55)

In January 2005 and 2004, we awarded 21,500 and 22,500 shares, respectively, of restricted stock to executive officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares

March 31, 2005	Page 6

on the date of grant is amortized ratably over the vesting period. As result of these transactions, we recorded compensation expense of $57,000 and $30,000, respectively, during the quarters ended March 31, 2005 and 2004.

Note 3 — Property and Equipment, Net

Property and equipment was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Land, building and equipment	$81,195	$80,956
Free-to-guest equipment	33,351	32,753
Guest Pay systems:
Installed system costs	441,501	450,495
Customer acquisition costs	51,853	50,869
System components	24,367	25,466
Software costs	20,689	20,393

Total	652,956	660,932
Less — depreciation and amortization	(444,503)	(448,273)

Property and equipment, net	$208,453	$212,659

The decrease in Guest Pay installed system costs was due to the retirement of fully depreciated assets, approximately $18.8 million, offset by approximately $9.7 million of asset additions.

Note 4 — Intangible Assets

We have intangible assets consisting of certain acquired technology, patents, trademarks and licensee fees. We account for these assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to five years.

We have the following intangible assets (in thousands of dollars):

	March 31, 2005		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$13,127	$14,291	$12,786
Acquired intangibles	5,774	3,080	5,774	2,791
Other	512	397	512	372

	$20,577	$16,604	$20,577	$15,949

We recorded amortization expense of $655,000 and $916,000, respectively, for the three months ended March 31, 2005 and 2004. We estimate amortization expense for the nine months remaining in 2005 and the years ending December 31, as follows: 2005 — $1,950,000; 2006 — $1,313,000; 2007 — $710,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Note 5 — Loss Per Share Computation

We follow SFAS No. 128, “Earnings Per Share” (EPS), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.

March 31, 2005	Page 7

The loss per common share for the three months ended March 31, 2005 and 2004 is based on 17,679,872 and 12,979,981 weighted average shares outstanding during the respective periods. The increase in shares outstanding resulted primarily from our equity offering in July of 2004. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of March 31, 2005 and 2004, the number of potential dilutive common shares was approximately 4,540,000 and 4,570,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.

Note 6 — Accrued Expenses

Accrued expenses were comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Accrued taxes	$3,518	$3,413
Accrued compensation	4,126	4,869
Accrued interest	5,851	970
Other	3,848	3,486

	$17,343	$12,738

The increase in accrued expenses is primarily due to the timing of interest payments on the 9.50% senior notes. The payments occur semi-annually in June and December.

Note 7 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Bank Credit Facility:
Bank term loan	$109,750	$110,125
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,972	2,166

	312,722	312,291
Less current maturities	(2,835)	(2,543)

	$309,887	$309,748

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of March 31, 2005 was 5.84% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 1.75%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of March 31, 2005, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of March 31, 2005, we had $68.0 million of borrowing available under the revolver portion of the bank Credit Facility.

March 31, 2005	Page 8

The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2005, we had outstanding letters of credit totaling $2.5 million.

The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of March 31, 2005, we were in compliance with all covenants, terms and conditions of the bank Credit Facility. Our consolidated leverage ratio was 3.47 compared to the maximum allowable of 4.25, the consolidated senior secured leverage ratio was 1.25 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 2.83 compared to the minimum allowable of 2.50.

9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

Capital Leases — As of March 31, 2005, we have total capital lease obligations of $2,972,000. Equipment acquired under capital lease arrangements during the three months ended March 31, 2005 totaled $1,099,000 and $657,000 during the year ended December 31, 2004.

Long-term debt has the following scheduled annual maturities for the twelve months ended March 31 (in thousands of dollars):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,500	$1,500	$1,500	$105,250	$—	$200,000
Capital leases	1,496	1,072	584	86	—	—

	2,996	2,572	2,084	105,336	—	200,000
Less amount representing interest on capital leases	(161)	(78)	(25)	(2)	—	—

	$2,835	$2,494	$2,059	$105,334	$—	$200,000

We do not utilize special purpose entities or off-balance sheet financial arrangements.

March 31, 2005	Page 9

Note 8 — Comprehensive Loss

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. Comprehensive loss was as follows for the periods ended March 31 (in thousands of dollars):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(3,604)	$(6,216)
Foreign currency translation adjustment	(95)	(103)
Unrealized gain on derivative instruments	1,254	175

Comprehensive loss	$(2,445)	$(6,144)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Unrealized loss on derivative instruments	$(2,158)	$(3,412)
Foreign currency translation adjustment	1,385	1,480

Accumulated other comprehensive loss	$(773)	$(1,932)

Note 9 — Warrants

In 1995, we issued 480,000 warrants to purchase common stock in connection with the issuance of our 11.50% Senior Notes which was repaid in July of 2004. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expire on July 15, 2005. In January 2004, a holder of the 11.50% Notes, exercised 240,000 warrants. On March 3, 2005, a holder of the 11.50% Notes, exercised 80,000 warrants. As of March 31, 2005, 160,000 warrants remain outstanding.

Note 10 — Effect of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We are currently evaluating this statement and believe the adoption, effective January 1, 2006, will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $3.0 to $4.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. We are currently evaluating the impact of FIN 47 and believe the adoption, effective December 31, 2005, will not have an impact on our consolidated financial statements.

March 31, 2005	Page 10

Note 11 — Other Related Party Transactions

As of December 31, 2004, we had an outstanding promissory note in the amount of $39,000 due from a former officer. As of March 31, 2005, the note was paid in full.

March 31, 2005	Page 11

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. When used in this Quarterly Report, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,”, “goal,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, are subject to risks, uncertainties, and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, including the effects of international crises, acts of terrorism and public health issues, competition, demand for our products and services, programming availability, timeliness and quality, technological developments by competitors, developmental costs, difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, government regulations, potential effects of litigation, risks of expansion into new markets, risks related to the security of our data systems, and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Executive Overview

We are one of the world’s largest providers of interactive television and broadband solutions to hotels, including resorts and casino hotels, throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 275 million guests each year have access to our interactive television services, which are designed to make their stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of March 31, 2005, we provided television services to approximately 6,000 hotel properties serving over one million rooms.

During the first quarter, we continued to deliver on our strategic goal of growing our core business while simultaneously generating net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing. We increased our Guest Pay room base during the quarter by more than 11,200 net new rooms and our digital room base by 32,000 rooms. Our digital system is now installed in 55% of our Guest Pay room base. We installed 18,300 gross new digital rooms during the quarter, or 7.5% more digital rooms this quarter as compared to the first quarter last year. Total capital invested in gross new digital rooms was $6.4 million, or 6% lower than during the firs quarter of 2004. We continued to manage and monitor capital expenditures per new or converted room. New digital room installation costs decreased 8.1% during the quarter to $351 per room compared to $382 per room during the first quarter of 2004, while the cost of converting an analog room to our digital platform decreased 14.8% to $260 per room. The reduction of the capital cost per room is a result of technological improvements, engineering development and product segmentation.

For the quarter, we generated the same level of net free cash flow as compared to the first quarter of last year, despite a disappointing 2.5% reduction in average per room revenue and the higher installation activities discussed above.

Our balance sheet continues to improve. Cash increased $7.9 million to $32.9 million from December 31, 2004. A contributing factor to our improved balance sheet includes an increase in positive net free cash flow. Cash provided by operating activities exceeded cash used for investing by $5.7 million for the three months ended March 31, 2005.

March 31, 2005	Page 12

Additionally, we continue to explore revenue growth opportunities with new content and products such as SportsNet (our new PPV sports service) and more current television-on-demand programming. We also have efforts underway which are focused on enhancing our marketing directly to the guests. These efforts are facilitated by the capabilities of our recently released LodgeNet Media Management System (LMMS) that can change pricing, selections and promotions based on time-of-day or day-of-week, among other marketing to the guest efforts.

Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.

Our total guest generated revenue depends on a number of factors, including:

•	The number of rooms equipped with our system. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties and hotels with expiring contracts currently served by our competitors.

•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of content available for viewing. Historically, a decrease in the availability of popular content has from time-to-time adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available content and other content to maximize revenue and profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize overall profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and general economic conditions. Our technology enables us to measure popularity of the content offered through our systems and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

The primary direct costs of providing Guest Pay interactive services are:

▶	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

▶	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;
▶	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;
▶	internet connectivity costs;
▶	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video and video games; and
▶	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.

March 31, 2005	Page 13

Other Services. In addition to the sales of equipment to our international markets, we continue to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides service 7 days a week.

We are also offering our interactive television systems to the healthcare industry. In this industry segment, we intend to sell our interactive systems through a sales and marketing relationship with McKesson Corporations; through an arrangement with an independent television equipment distributor or directly to individual healthcare facilities and earn recurring revenues from providing service and maintenance activities.

In addition, we generate revenue from the sale of content and services directly to our hotel customers, which are generally provided free to hotel guests. Included in these services is satellite-delivered basic and premium television programming for which the hotel pays us a fixed monthly charge per room. We compete with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel for the services provided.

Key Metrics:

Rooms Served

One of the metrics we monitor is the growth, net of de-installations, of our Guest Pay interactive room base. De-installation activity has not had a material effect on our growth, historically averaging approximately 2% of total installed rooms per year. We expect de-installations to be approximately 3.5% of our total installed rooms base for 2005 as a result of the decision by a Red Roof Inn to transition to a competitor over the next 18 – 24 months. We installed our systems in the following number of net new rooms and had the following total rooms installed as of March 31:

	March 31,
	2005	2004
New Guest Pay interactive rooms (1)	11,226	9,617
Total Guest Pay interactive rooms (2)	986,024	934,260
Total rooms served (3)	1,043,278	1,001,876

(1)	Amounts shown are net of de-installations.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes both digital and tape-based systems

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

Digital Room Growth

We continue to expand our digital base as we install our digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. Rooms equipped with our digital system typically generate higher revenue since the range of services is greater than rooms equipped with our tape-based systems. Our goal is to have approximately 75% of our room base installed with a digital system by the end of 2006.

March 31, 2005	Page 14

	March 31,
	2005	2004
Digital room installations	31,988	29,989
Total Digital rooms installed	540,967	415,415
Digital rooms as a percent of total Guest Pay interactive rooms	55%	45%

Cost of Installation

The average per-room cost associated with a digital installation has continued to decline due to our ongoing reengineering, which simplifies the system while adding enhancements, lower component costs, product segmentation, and reduced cost of assembly and installation. The following table sets forth our average installation and conversion cost per room during the periods ended:

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,	December 31,
	2005	2004	2004	2003	2002
Average cost per room – new installation	$351	$382	$364	$405	$438
Average cost per room – Conversion	$260	$305	$284	$337	$358

The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, property sizes, product segmentation, and certain fixed costs.

Operating Expense Per Room

We plan to continue to manage operating expenses per room in order to increase the level of cash flow our business generates, over time. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense primarily includes administrative payroll costs, facilities costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses, SG&A and depreciation and amortization per room and as a percent of revenue during the three months ended March 31:

	2005	2004
Guest Pay operating expenses	$2.94	$2.93
SG&A expense	2.07	2.05
Depreciation and amortization (D&A)	6.13	7.07

	$11.14	$12.05

Guest Pay operations as a percent of total revenue	13.1%	12.7%
SG&A as a percent of total revenue	9.2%	8.9%
D&A as a percent of total revenue	27.3%	30.8%

March 31, 2005	Page 15

Cash Flow

One of our goals is to generate net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing. We generally seek to generate net free cash flow to reduce our historical reliance on external financing to grow our business. In addition to increasing revenue and controlling expenses, we can manage our cash flow by varying the number of rooms we install with the digital system in any given period.

The level of net free cash flow generation is set forth in the following table (in thousands of dollars):

	March 31,
	2005	2004
Cash provided by operating activities	$18,213	$18,280
Cash used for investing activities	(12,553)	(12,634)

Difference	$5,660	$5,646

Liquidity and Capital Resources

Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. For the quarter, cash provided by operating activities was $18.2 million while cash used for investing activities, including growth-related capital investments, was $12.5 million, resulting in a net change of $5.7 million. During the fourth quarter of 2004, cash provided by operating activities was $6.9 million while cash used for investing activities, including growth-related capital investments, was $13.7 million, resulting in a net change of $6.8 million. Cash on the balance sheet as of March 31, 2005 was $32.9 million versus $25.0 million as of December 31, 2004. The improvement was primarily driven by the increase in operating cash during the first quarter of 2005 versus the fourth quarter of 2004.

Depending on the rate of growth in our business and other factors, we expect to incur capital expenditures of $55.0 to $57.0 million in 2005. Based on expected capital expenditures, we estimate we will install between 42,000 and 45,000 net new rooms and convert between 48,000 and 52,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions in 2005.

Our principal sources of liquidity are our cash on hand, operating cash flow and the revolving loan portion of our Credit Facility, which matures in 2007. We believe that our cash on hand and operating cash flow will be sufficient for the foreseeable future to fund our future growth and financing obligations. If this proves not to be the case, we have borrowing capacity under the Credit Facility to fund any shortfall. As of March 31, 2005, working capital was $22.4 million, compared to $18.5 million at December 31, 2004.

In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of March 31, 2005, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of March 31, 2005 was $312.7 million versus $312.3 million as of December 31, 2004.

March 31, 2005	Page 16

Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2005	2004
Actual consolidated total leverage ratio (1) (4)	3.47	4.20
Maximum per covenant	4.25	4.75
Actual senior secured leverage ratio (2) (4)	1.25	1.73
Maximum per covenant	2.25	2.50
Actual consolidated interest coverage ratio (3) (4)	2.83	2.51
Minimum per covenant	2.50	2.25

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

We do not utilize special purpose entities or off balance sheet financial arrangements.

Certain of our future debt covenant ratios will change as follows:

	Q4 2005	Q1 2006	Q4 2006
Maximum consolidated total leverage ratio	4.00	3.75	3.50
Maximum senior secured leverage ratio	2.25	2.25	2.25
Minimum consolidated interest coverage ratio	2.50	2.75	2.75

In January 2004, we amended the existing LIBOR margin under our existing Credit Facility to be LIBOR plus a margin of 3.50%. In April 2004, we amended our existing Credit Facility again to establish, for term loans that are LIBOR based loans, the LIBOR pricing at LIBOR plus an applicable LIBOR margin of 2.75% and, as long as our senior secured debt ratings are not less than BB- from Standard and Poor’s and Ba3 from Moody’s, the applicable LIBOR margin is 2.50%. As of March 31, 2005, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was upgraded to Ba3. As a result of refinancing our 10.25% notes in July 2004, we

March 31, 2005	Page 17

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

The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.

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

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Our weighted average interest rate on long-term debt outstanding during the first quarter of 2005 was approximately 9.6% as compared to approximately 9.0% during the comparable period of 2004.

In the event of significant international crises, adverse economic conditions, acts of terrorism, public health issues, or catastrophic events, we believe that the general economy and the lodging industry could be negatively affected. If such a crisis is protracted or the effects on the lodging industry are severe, the effect on our financial performance could result in us being in violation of one or more of our bank or note covenants. This could require us to renegotiate our covenants, significantly reduce our growth plans and/or curtail expenditures for operating expenses. While we believe we could renegotiate our covenants, there is no assurance that this could be accomplished, nor can we determine at this time the financial cost of such a renegotiation or that refinancing, if required, would be available on terms favorable to us.

The foregoing statements regarding capital expenditures and cash requirements are forward-looking statements and there can be no assurance actual results will not vary from expected results. Our actual cash flow and cash requirements will vary, and such variations could be material, depending upon the number of new contracts for services entered into by us, the cost of installations, demand for our services, competitive factors, hotel occupancy rates, general economic factors and other factors including, without limitation, those set forth above under the “Special Note Regarding Forward-Looking Statements” and elsewhere herein.

March 31, 2005	Page 18

Obligations and Commitments as of March 31, 2005 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$312,722	$2,835	$4,553	$105,334	$200,000
Interest on fixed rate debt	161,500	19,000	38,000	38,000	66,500
Other long-term obligations
Other long-term liability (1)	5,000	1,250	3,750	—	—
Operating lease payments	1,842	593	883	366	—
Purchase obligations	3,215	3,215	—	—	—

Total contractual obligations	$484,279	$26,893	$47,186	$143,700	$266,500

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$2,522	$2,522	$—	$—	$—

(1)	Other long-term liability represents the undiscounted payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.

Seasonality

Our quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by commercial televised events such as the Olympics, among other things. We have no control over when new content is released, how popular it will be or the popularity of other televised events.

Dependence on Performance of Lodging Industry

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

To help mitigate the impact of reductions in industry occupancy rates on our financial condition and results of operations, we continue to control expenses and capital spending. We plan to reassess our operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, our room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Our room base concentration is less than 5% in any of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, we mitigate reliance on any one geographic sector.

March 31, 2005	Page 19

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2005 and 2004

Revenue Analysis. Total revenue for the first quarter of 2005 increased 3.4%, or $2.2 million, in comparison to the first quarter of 2004. The following table sets forth the components of revenue (in thousands of dollars) for the quarter ended March 31:

	2005		2004
		Percent		Percent
		of Total		of Total
Revenues:	Amount	Revenues	Amount	Revenues
Guest Pay	$64,152	97.2	$62,323	97.6
Other	1,837	2.8	1,508	2.4

	$65,989	100.0	$63,831	100.0

Revenue from Guest Pay interactive services increased $1.8 million, or 2.9% on a 5.5% increase in average number of rooms in operation, offset by a 2.5% decrease in revenue per room. Guest Pay revenue per room decreased to $21.86 per month in the first quarter of 2005 from $22.41 per month in the first quarter of 2004. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended March 31:

	2005	2004
Average monthly revenue per room:
Movie revenue	$16.42	$17.04
Other interactive service revenue	5.44	5.37

Total per Guest Pay room	$21.86	$22.41

Movie revenue per room decreased 3.6% to $16.42 this quarter as compared to $17.04 in the year earlier quarter. Purchases of Hollywood content were higher this year as compared to last year; however purchases of independent films, most of which are unrated and intended for mature audiences, were lower on a per room basis. Movie revenue during the first quarter this year was also lower on a relative basis due to the fact that the Easter holiday occurred in the first quarter this year as compared to April of last year. The Easter holiday generally changes the mix of family and business travel, which can impact the level of products purchased. Revenue per room from other interactive services increased 1.3%, from $5.37 per month in the first quarter of 2004 compared to $5.44 in the current year quarter. The increase was primarily due to price changes associated with basic cable services and increased revenue from the high-speed Internet access systems, which was offset in part by our TV Internet initiative. Under this program, we proactively reduced the average number of TV Internet rooms by 42,000 this quarter as compared to last quarter.

Other revenue includes revenue from free-to-guest services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $329,000, or 21.8%, in comparison to 2004. The increase is a result of reseller commissions received for programming services and sales of high-speed Internet equipment offset by a decrease in free-to guest only revenue.

March 31, 2005	Page 20

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission retained by the hotel increased 3.0%, or $837,000 on a 2.9% increase in related revenue. Guest Pay direct costs that are fixed include Internet connectivity fees and one-time programming license fees, which are independent of changes to revenue or occupancy. Direct costs for other services increased $174,000, or 23.5%, in the first quarter of 2005 from the prior year quarter on a 21.8% or $329,000 increase in related revenue.

As a percentage of revenue, overall direct costs remained flat at 44.3% for the first quarter of 2005 as compared to the same period last year. In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended March 31:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.3%	44.3%	0.0%
Change drivers:
TV Internet costs			-0.6
Hotel commissions			0.1
Programming costs			0.5

			0.0%

March 31, 2005	Page 21

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended March 31 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,622	13.1	$8,138	12.7
Selling, general and administrative	6,072	9.2	5,705	8.9
Depreciation and amortization	17,992	27.3	19,668	30.8

Total operating expenses	$32,686	49.6	$33,511	52.4

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $484,000, or 5.9%, in 2005 from the prior year quarter. The increase was primarily due to the 5.5% increase in the average number of rooms served and other increased costs of labor, property tax, and fuel. As a percentage of revenue, Guest Pay operations expenses increased to 13.1% in the first quarter of 2005 as compared to 12.7% in the first quarter of 2004. Per average installed room, Guest Pay operations expense was $2.94 per month in the first quarter of 2005 as compared to $2.93 per month in the prior year quarter.

Selling, general and administrative expenses were $6.1 million, an increase of $367,000 compared to $5.7 million in the first quarter of 2004. The increase was driven by payroll and compensation related expenses, professional fees and other compliance costs. As a percentage of revenue, SG&A increased to 9.2% in the current quarter compared to 8.9% for the first quarter of 2004. Per average Guest Pay room, SG&A expenses increased to $2.07 in the first quarter of 2005 from $2.05 in the prior year quarter.

Depreciation and amortization expenses decreased to $18.0 million in the current year quarter versus $19.7 million in the first quarter of 2004. The decrease was primarily due to reductions in Guest Pay system depreciation of $1.1 million from higher-cost assets becoming fully depreciated and a technology asset becoming fully amortized at the end of 2004. Additionally, the cost basis of the new assets being deployed is significantly less. As a percentage of revenue, depreciation and amortization expense decreased to 27.3% in the first quarter of 2005 versus 30.8% in the first quarter of 2004.

Operating Income. As a result of the factors described above, we generated operating income of $4.0 million in the first quarter of 2005 compared to $2.1 million in the first quarter of 2004.

Interest Expense. Interest expense decreased $769,000, or 9.4%, to $7.5 million during the first quarter of 2005. Average debt during the first quarter of 2005 was $312.3 million versus $367.3 million, a decrease of $55.0 million as compared to the first quarter of 2004. The decrease in debt was due to the July 2004 payoff of the 11.50% Senior Notes and the repayment on the Credit Facility term loan from our equity offering proceeds. The average interest rate was 9.6% for the first quarter of 2005 as compared 9.0% in the prior year quarter due to increased interest rates on our term loan.

Other (Expense) Income. In the first quarter of 2005, we recorded a $210,000 provision for state use tax. The provision was offset by interest income of $135,000. In the first quarter of 2004, we recorded $53,000 of interest income.

Taxes. For the first quarter of 2005, we incurred state franchise taxes of $118,000 versus $117,000 during the first quarter of 2004.

Net Loss. For the reasons previously described, net loss decreased to $3.6 million in the first quarter of 2005 from a net loss of $6.2 million in the prior year quarter.

March 31, 2005	Page 22

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

We provide high-speed Internet access through the sale and installation of equipment to subscribing hotels. Revenue from the sale and installation of this equipment is recognized when the equipment is installed or the service has been provided. Equipment prices are fixed and determinable prior to delivery. We receive monthly service fees from such hotels for technical maintenance and call center support services following the initial installation. Under the service arrangement, the monthly service revenue is recognized ratably over the term of the maintenance contract.

We also provide our interactive television infrastructure and content to the healthcare industry. Under a relationship with a healthcare services provider, we sell our interactive system and provide recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of our interactive system is recognized when the equipment is installed or the service has been provided. The interactive system prices are fixed and determinable prior to delivery. Under the support arrangement, the fixed fee is deferred and recognized ratably over the term of the related contract.

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

March 31, 2005	Page 23

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

Allowance for system removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings, and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Historically, de-installation activity has averaged approximately 2% of our installed room base.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We are currently evaluating this statement and believe the adoption, effective January 1, 2006, will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $3.0 to $4.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. We are currently evaluating the impact of FIN 47 and believe the adoption, effective December 31, 2005, will not have an impact on our consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At March 31, 2005, we had debt totaling $312.7 million. We have interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $302.9 million and variable rate debt of $9.8 million at March 31, 2005. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $29.4 million. The impact on earnings and cash flow from a one percentage point increase in interest rates would be approximately negative $98,000 on an annualized basis assuming other variables remain constant.

March 31, 2005	Page 24

Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, portions of our assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first three months of 2005 to materially impact consolidated results of operations or financial condition.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2005	Page 25

Part II — Other Information

Item 1 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.

In connection with our effort to support the development of technology, which could utilize our interactive system, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly deferred payments due to the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted counterclaims against us alleging our failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between us and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. It is expected that the various bankruptcy cases will be consolidated for court management and trustee administration purposes into one case. As a result of the bankruptcy filings, our claims against the Uries and Gamet are stayed. In late January 2005 we became aware that the purchaser of the prior business owned by the Uries had ceased making deferred payments, claiming a right of set-off against the Uries. We have challenged this action as a violation of the automatic stay in the bankruptcy case and have also challenged the alleged set-off rights. However, based on this information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note. No new information has been noted during the first quarter of 2005.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32	Section 1350 Certifications

March 31, 2005	Page 26

LodgeNet Entertainment Corporation and Subsidiary

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: May 9, 2005	/s/ Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2005	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

March 31, 2005	Page 27