Form 10-Q
period 2005-06-30
LODGENET ENTERTAINMENT CORP
filed 2005-08-08
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.
     At August 2, 2005, there were 17,965,343 shares outstanding of the Registrant’s common stock, $0.01 par value.

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
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$23,744	$24,995
Accounts receivable, net	29,022	28,031
Prepaid expenses and other	2,454	1,959

Total current assets	55,220	54,985

Property and equipment, net	207,500	212,659
Debt issuance costs, net	8,360	9,330
Intangible assets, net	3,303	4,628
Other assets	1,076	1,434

Total assets	$275,459	$283,036

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,282	$16,807
Current maturities of long-term debt	2,848	2,543
Accrued expenses	13,005	12,738
Deferred revenue	5,227	4,364

Total current liabilities	40,362	36,452

Long-term debt	300,401	309,748
Other long-term liability	3,154	3,154
Derivative instruments	3,733	5,800

Total liabilities	347,650	355,154

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 17,961,973 and 17,625,364 shares outstanding at June 30, 2005 and December 31, 2004, respectively	179	176
Additional paid-in capital	230,444	226,986
Accumulated deficit	(302,607)	(297,348)
Accumulated other comprehensive loss	(207)	(1,932)

Total stockholders’ deficiency	(72,191)	(72,118)

Total liabilities and stockholders’ deficiency	$275,459	$283,036

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Guest Pay	$66,282	$64,218	$130,434	$126,541
Other	1,833	2,063	3,670	3,571

Total revenues	68,115	66,281	134,104	130,112

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below) :
Guest Pay	28,352	28,344	56,696	55,851
Other	731	720	1,647	1,462
Operating expenses:
Guest Pay operations	8,827	8,339	17,449	16,477
Selling, general and administrative	6,239	6,179	12,311	11,884
Depreciation and amortization	17,888	19,462	35,880	39,130

Total costs and operating expenses	62,037	63,044	123,983	124,804

Income from operations	6,078	3,237	10,121	5,308

Other Income and Expenses:
Write-off of debt issuance costs	(143)	—	(143)	—
Interest expense	(7,425)	(8,148)	(14,879)	(16,371)
Other (expense) income	(51)	45	(126)	98

Loss before income taxes	(1,541)	(4,866)	(5,027)	(10,965)
Provision for income taxes	(114)	(140)	(232)	(257)

Net loss	$(1,655)	$(5,006)	$(5,259)	$(11,222)

Net loss per common share (basic and diluted)	$(0.09)	$(0.38)	$(0.30)	$(0.86)

Weighted average shares outstanding (basic and diluted)	17,937,777	13,208,314	17,809,537	13,094,147

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(5,259)	$(11,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,880	39,130
Write-off of debt issuance costs	143	—
Non-cash stock compensation	115	88
Change in operating assets and liabilities:
Accounts receivable	(1,020)	(1,833)
Prepaid expenses and other	(384)	149
Accounts payable	2,484	2,675
Accrued expenses and deferred revenue	1,016	(784)
Other	265	56

Net cash provided by operating activities	33,240	28,259

Investing activities:
Property and equipment additions	(28,104)	(26,654)
Note receivable repayments	—	567

Net cash used for investing activities	(28,104)	(26,087)

Financing activities:
Repayment of long-term debt	(9,750)	(750)
Proceeds from equipment financing	1,022	—
Payment of capital lease obligations	(686)	(572)
Borrowings under revolving credit facility	—	10,000
Repayments of revolving credit facility	—	(17,000)
Payment of debt issuance costs	—	(838)
Proceeds from sale of interest rate swap	—	3,052
Proceeds from exercise of stock options	3,052	4,097

Net cash used for financing activities	(6,362)	(2,011)

Effect of exchange rates on cash	(25)	(32)

Increase (decrease) in cash and cash equivalents	(1,251)	129
Cash and cash equivalents at beginning of period	24,995	2,772

Cash and cash equivalents at end of period	$23,744	$2,901

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2004, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,655)	$(5,006)	$(5,259)	$(11,222)
Add: stock based employee compensation expense determined under fair value method, net of related tax effects	(536)	(1,485)	(1,252)	(1,688)
Less: stock based employee compensation expense included in reported net loss	58	30	115	88

Net loss, pro forma	$(2,133)	$(6,461)	$(6,396)	$(12,822)

Loss per share (basic and diluted)
As reported	$(0.09)	$(0.38)	$(0.30)	$(0.86)
Pro forma	(0.12)	(0.49)	(0.36)	(0.98)

LodgeNet Entertainment Corporation	Form 10-Q
In January 2005 and 2004, we awarded 21,500 and 22,500 shares, respectively, of restricted stock to certain senior officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As a result of these transactions, we recorded compensation expense of $115,000 and $60,000, respectively, during the six months ended June 30, 2005 and 2004. Also in 2004, we had $28,000 of compensation expense related to a time extension of a fully vested award.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Land, building and equipment	$81,596	$80,956
Free-to-guest equipment	33,568	32,753
Guest Pay systems:
Installed system costs	446,746	450,495
Customer acquisition costs	52,603	50,869
System components	23,988	25,466
Software costs	21,138	20,393

Total	659,639	660,932
Less — depreciation and amortization	(452,139)	(448,273)

Property and equipment, net	$207,500	$212,659

The decrease in Guest Pay installed system costs was due to the retirement of fully depreciated assets, approximately $25.7 million, offset by additions to installed system costs of approximately $21.8 million.
Note 4 — Intangible Assets
We have intangible assets consisting of certain acquired technology, patents, trademarks and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets have been deemed to have definite useful lives based on several factors including our anticipation of technological changes associated with increasing accessibility to the Internet by the traveler, the economic viability of charging a hotel guest to access the Internet through the television, and a finite market potential for the products acquired. Intangible assets are amortized over their current estimated useful lives ranging from three to five years.
We have the following intangible assets (in thousands of dollars):

	June 30, 2005		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$13,468	$14,291	$12,786
Acquired intangibles	5,774	3,368	5,774	2,791
Other	496	422	512	372

	$20,561	$17,258	$20,577	$15,949

We recorded amortization expense of $1,310,000 and $1,824,000, respectively, for the six months ended June 30, 2005 and 2004. We estimate amortization expense for the six months remaining in 2005 to be $1,295,000 and for the full years ending December 31, 2006 — $1,313,000; 2007 — $695,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

LodgeNet Entertainment Corporation	Form 10-Q
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
The loss per common share for the six months ended June 30, 2005 and 2004 is based on 17,809,537 and 13,094,147 weighted average shares outstanding during the respective periods. The increase in shares outstanding resulted primarily from our equity offering in July 2004. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of June 30, 2005 and 2004, the number of potential dilutive common shares was approximately 4,525,000 and 4,520,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Accrued taxes	$3,941	$3,413
Accrued compensation	3,714	4,869
Accrued interest	1,223	970
Other	4,127	3,486

	$13,005	$12,738

Accrued compensation varies primarily as a result of timing and payment of year-end bonuses.
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Bank Credit Facility:
Bank term loan	$100,375	$110,125
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,874	2,166

	303,249	312,291
Less current maturities	(2,848)	(2,543)

	$300,401	$309,748

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. The term loan interest rate as of June 30, 2005 was 6.24% based on LIBOR pricing. In July 2005, LodgeNet and the holders of the term loan executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate

LodgeNet Entertainment Corporation	Form 10-Q
plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of June 30, 2005, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of June 30, 2005, we had $72.5 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of June 30, 2005, we had outstanding letters of credit totaling $2.5 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of June 30 2005, we were in compliance with all covenants, terms and conditions of the bank Credit Facility. Our consolidated total leverage ratio was 3.31 compared to the maximum allowable of 4.25, the consolidated senior secured leverage ratio was 1.13 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 2.93 compared to the minimum allowable of 2.50.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
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
Capital Leases — As of June 30, 2005, we have total capital lease obligations of $2,874,000. Equipment acquired under capital lease arrangements during the six months ended June 30, 2005 and during the year ended December 31, 2004 totaled $1,396,000 and $657,000, respectively.
Long-term debt has the following scheduled annual maturities for the six months remaining in 2005 and the full years ending December 31 (in thousands of dollars):

	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$750	$1,500	$1,500	$96,625	$—	$200,000
Capital leases	786	1,297	763	239	40	—

	1,536	2,797	2,263	96,864	40	200,000
Less amount representing interest on capital leases	(89)	(109)	(42)	(10)	(1)	—

	$1,447	$2,688	$2,221	$96,854	$39	$200,000

During the first half of 2005, we reduced our long-term debt by $9.8 million and wrote-off $143,000 of debt issuance costs.
We do not utilize special purpose entities or off-balance sheet financial arrangements.

LodgeNet Entertainment Corporation	Form 10-Q
Note 8 — Comprehensive Loss
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions and other events and circumstances. Comprehensive loss was as follows for the periods ended June 30 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(1,655)	$(5,006)	$(5,259)	$(11,222)
Foreign currency translation adjustment	(106)	(309)	(201)	(411)
Unrealized gain on derivative instruments	672	2,701	1,926	2,875

Comprehensive loss	$(1,089)	$(2,614)	$(3,534)	$(8,758)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Unrealized loss on derivative instruments	$(1,486)	$(3,412)
Foreign currency translation adjustment	1,279	1,480

Accumulated other comprehensive loss	$(207)	$(1,932)

Note 9 — Warrants
In 1995, we issued 480,000 warrants to purchase common stock in connection with the issuance of our 11.50% Senior Notes which was repaid in July 2004. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expire on August 9, 2005. In January 2004, a holder of the 11.50% Notes exercised 240,000 warrants. In March 2005, a holder of the 11.50% Notes exercised 80,000 warrants. In August 2005, a holder of the 11.50% Notes exercised the remaining 160,000 warrants outstanding.
Note 10 — Effect of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We are currently evaluating this statement and believe the adoption, effective January 1, 2006, will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $2.0 to $3.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. We are currently evaluating the impact of FIN 47 and believe the adoption, effective December 31, 2005, will not have a material impact on our consolidated financial statements.

LodgeNet Entertainment Corporation	Form 10-Q
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of FASB No. 154 will not have an impact on our consolidated financial position or results of operations.
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005. We believe the adoption of EITF 05-6 will not have an impact on our consolidated financial position or results of operations.

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
Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. When used in this Quarterly Report, the words “expects,” “intends,” “anticipates,” “estimates,” “believes,” “no assurance” and similar expressions and statements which are made in the future tense, are intended to identify such forward-looking statements. Such ”forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, are subject to risks, uncertainties, and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, competition, demand for our products and services, programming availability and quality, technological developments, developmental difficulties and delays, relationships with clients and property owners, the availability of capital to finance growth, the impact of government regulations, international crises, acts of terrorism, public health issues, risks related to the security of our data systems, and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Executive Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels, including resorts and casino hotels, throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 275 million guests each year have access to our interactive television services, which are designed to make their stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of June 30, 2005, we provided television services to approximately 6,000 hotel properties serving over one million rooms.
In the second quarter, we continued to deliver on our strategic goal of growing our core business while improving profitability and simultaneously generating an increasing net free cash flow, which we define as cash provided by operating activities less cash used for investing. We expanded our Guest Pay room base during the quarter by approximately 9,500 net new rooms and our digital room base by 32,000 rooms. Our digital system is now installed in 57.5% of our Guest Pay room base. Total capital invested in gross new digital rooms during the second quarter of 2005 was $6.8 million, as compared to $6.3 million in the second quarter of 2004. We installed more than 20,000 gross new digital rooms during the quarter, or 21.4% more digital rooms this quarter as compared to the second quarter last year. We continued to manage and monitor capital expenditures per new or converted room. New digital room installation costs decreased 10.2% during the quarter to $335 per room compared to $373 per room during the second quarter of 2004, while the cost of converting a tape-based room to our digital platform decreased to $265 per room versus the average of $296 during the second quarter of 2004. The reduction of the capital cost per room is a result of technological improvements, engineering development, lower component costs and product segmentation.
During the second quarter, total revenue increased 2.8%, or $1.8 million as compared to the second quarter of 2004. Revenue from Guest Pay interactive services increased $2.1 million, or 3.2% on a 5.3% increase in average number of rooms in operation, and offset by a 2.0% decrease in revenue realized per average Guest Pay room. Movie revenue per room decreased 2.3% to $16.89 this quarter as compared to $17.28 in the year earlier quarter. The decrease in movie revenue per room was mostly attributable to lower purchases of Hollywood films. Revenue per room from other interactive services decreased 1.3%, from $5.56 per month in the second quarter of 2004 compared to $5.49 in the current

LodgeNet Entertainment Corporation	Form 10-Q
year quarter. The decrease was primarily driven by a reduction in revenue generated from Games and TV Internet. Our TV Internet profit improvement initiative decreased the average number of rooms installed with our TV Internet product by 26,000 this quarter as compared to the second quarter of last year. While the initiative had the effect of lowering per room revenue by $0.16, it reduced direct operating costs by $697,000 or $0.26 per average Guest Pay room. Our programming mix and product segmentation initiatives yielded improved profitability by maintaining the same level of direct costs (exclusive of operating expenses and depreciation and amortization) at $29.1 million in the second quarter of 2005 compared to $29.1 million in the prior year quarter, even though revenue increased by 2.8%.
Guest Pay operations expenses were $8.8 million in the second quarter of 2005, a 5.9% increase as compared to $8.3 million in the year earlier quarter. The increase was primarily due to the 5.3% increase in the average number of rooms served and other increased costs such as labor, property taxes, freight, and fuel. Guest Pay operations expenses as a percentage of revenue were 13.0% as compared to 12.6% in the second quarter of 2004.
Selling, general and administrative expenses remained level at $6.2 million during the current quarter as compared to the second quarter of 2004. SG&A as a percentage of revenue was 9.2% in the current quarter compared to 9.3% in the second quarter of 2004.
For the first half of 2005, we generated $5.1 million of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, as compared to $2.2 million during the first half of last year, despite a 2.2% reduction in average per room revenue and the higher installation activities discussed above. Cash at June 30, 2005, was $23.7 million compared to $2.9 million at June 30, 2004. The increase was primarily due to the cash proceeds from our July 2004 equity offering and cash generated from operations. Cash provided by operating activities exceeded cash used for investing by $5.1 million for the six months ended June 30, 2005. Other contributing factors to the change and continuing efforts to de-leverage our balance sheet include the reduction of our capital costs through product segmentation and engineering development, our pay down of debts and reduction of interest costs, and prudent management of working capital.
Additionally, we continue to explore revenue growth opportunities with new content and products such as SportsNet (our new daily subscription of sports service) and more current television-on-demand programming. We also have efforts underway which are focused on enhancing our marketing directly to the guests. These efforts are facilitated by the capabilities of our recently released LodgeNet Media Management System (LMMS) that can change pricing, selections and promotions based on time-of-day or day-of-week, among other marketing to the guest efforts.
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms equipped with our system. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties and hotels with expiring contracts currently served by our competitors.

•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

LodgeNet Entertainment Corporation	Form 10-Q
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of content available for viewing. Historically, a decrease in the availability of popular content has from time-to-time adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available content and other content to maximize revenue and profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize overall profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and general economic conditions. Our technology enables us to measure popularity of the content offered through our systems and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
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
The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	fixed Internet connectivity costs;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video and video games; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Services. In addition to the sales of equipment to our international markets, we continue to promote the sale of equipment and installation of high-speed Internet equipment coupled with maintenance and customer support services to our hotel customers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides service 7 days a week.
We also offer our interactive television systems to the healthcare industry. In this industry segment, we sell our interactive systems through a sales and marketing relationship with McKesson Corporation, through an arrangement with an independent television equipment distributor, and directly to individual healthcare facilities; and earn recurring revenues from providing service and maintenance activities.
Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our Guest Pay interactive room base. De-installation activity has not had a material effect on our growth, historically averaging between 2 to 3 percent of total installed rooms per year. We expect de-installations to be between 2.5 to 3.5 percent of our total installed rooms base for 2005 as a result of the decision by Red Roof Inn to transition to a competitor over the next 18 to 24 months.

LodgeNet Entertainment Corporation	Form 10-Q
We installed our systems in the following number of net new rooms and had the following total rooms installed as of June 30:

	June 30,
	2005	2004
New Guest Pay interactive rooms for the three months ended (1)	9,483	8,738
New Guest Pay interactive rooms for the six months ended (1)	20,709	18,355
Total Guest Pay interactive rooms (2)	995,507	942,998
Total rooms served (3)	1,051,010	1,006,421

(1)	Amounts shown are net of rooms de-installed during the period.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes both digital and tape-based systems

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.
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

	June 30,
	2005	2004
Digital room installations for the three months ended	31,848	26,834
Digital room installations for the six months ended	63,836	56,823
Total Digital rooms installed	572,815	442,249
Digital rooms as a percent of total Guest Pay interactive rooms	57.5%	46.9%
Cost of Installation
The average per-room cost associated with a digital installation has continued to decline due to our ongoing reengineering, which simplifies the system while adding enhancements, lower component costs, product segmentation, and reduced cost of assembly and installation. The following table sets forth our average installation and conversion cost per room during the periods ended:

	Three Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,	December 31,
	2005	2004	2004	2003	2002
Average cost per room – new installation	$335	$373	$364	$405	$438
Average cost per room – conversion	$265	$296	$284	$337	$358

LodgeNet Entertainment Corporation	Form 10-Q
The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, average property size, and certain fixed costs.
Direct Costs
Guest Pay direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services, includes movie license fees, license fees for other interactive services, and the commission retained by the hotel. The following table sets forth our direct expenses per room and as a percent of revenue during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Direct Costs	$9.82	$10.34	$9.89	$10.25

Direct Costs as a percent of total revenue	42.7%	43.8%	43.5%	44.0%
Operating Expense Per Room
We plan to continue to manage operating expenses per room in order to increase the level of cash flow our business generates, over time. Guest Pay operations expenses consist of costs directly related to the operation, including tape duplication, tape distribution, and maintenance of systems at hotel sites. Selling, general and administrative expense primarily includes administrative payroll costs, facilities costs, engineering development costs, sales and marketing costs, and legal, professional and compliance costs. The following table sets forth our operating expenses, SG&A and depreciation and amortization per room and as a percent of revenue during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Guest Pay operating expenses	$2.98	$2.97	$2.96	$2.95
SG&A expense	2.11	2.20	2.09	2.12
Depreciation and amortization (D&A)	6.04	6.92	6.08	7.00

	$11.13	$12.09	$11.13	$12.07

Guest Pay operations as a percent of total revenue	13.0%	12.6%	13.0%	12.7%
SG&A as a percent of total revenue	9.2%	9.3%	9.2%	9.1%
D&A as a percent of total revenue	26.3%	29.4%	26.8%	30.1%

LodgeNet Entertainment Corporation	Form 10-Q
Cash Flow
One of our goals is to generate net free cash flow, which we define as cash provided by operating activities less cash used for investing activities. We generally seek to generate net free cash flow to de-leverage our balance sheet and reduce the need for external financing historically required to grow our business. In addition to increasing revenue and controlling expenses, we can manage our cash flow by varying the number of rooms we install with the digital system in any given period.
The level of net free cash flow generation for the three and six months ended, is set forth in the following table (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash provided by operating activities	$15,027	$9,979	$33,240	$28,259
Cash used for investing activities	(15,551)	(13,453)	(28,104)	(26,087)

Difference	$(524)	$(3,474)	$5,136	$2,172

Liquidity and Capital Resources
Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. Since 2003, we have transitioned the company to a net free cash flow position. Net free cash flow is defined as cash provided by operating activities less cash used for investing purposes. For the quarter, cash provided by operating activities was $15.0 million while cash used for investing activities, including growth-related capital investments, was $15.5 million, resulting in a net change of $(0.5) million. During the second quarter of 2004, cash provided by operating activities was $10.0 million while cash used for investing activities, including growth-related capital investments, was $13.5 million, resulting in a net change of $(3.5) million. These shortfalls were funded from Cash on the balance sheet. Cash on the balance sheet as of June 30, 2005 was $23.7 million versus $25.0 million as of December 31, 2004.
For the first six-months of 2005, cash provided by operating activities was $33.2 million while cash used for investing activities, including growth-related capital investments, was $28.1 million, resulting in a net change of $5.1 million. For the first six-months of 2004, cash provided by operating activities was $28.3 million while cash used for investing activities, including growth-related capital investments, was $26.1 million, resulting in a net change of $2.2 million. Typically, net free cash flow by quarter is affected by the seasonality of our business and the payment of interest on our outstanding debt. The first quarter and the third quarter normally generate positive net free cash flow while the second quarter and the fourth quarter generate negative net free cash flow however over the course of a year, net free cash flow is expected to be positive. For 2005, we expect net free cash flow to be positive in the range of $8.0 million to $10.0 million.
Depending on the rate of growth in our business and other factors, we expect to incur capital expenditures of $54.0 to $56.0 million in 2005. Based on expected capital expenditures for 2005, we estimate we will install between 42,000 and 45,000 net new rooms and convert between 48,000 and 52,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolving loan portion of our Credit Facility, which matures in 2007. We believe that our cash on hand and operating cash flow will be sufficient for the foreseeable future to fund our future growth and financing obligations. If this proves not to be the case, we have borrowing capacity under the Credit Facility to fund any shortfall. As of June 30, 2005, working capital was $14.9 million, compared to $18.5 million at December 31, 2004. The change was primarily the result of our $9.8 million debt pay down on the Credit Facility in the first half of 2005 offset by the generation of cash flow from operations.

LodgeNet Entertainment Corporation	Form 10-Q
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of June 30, 2005, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of June 30, 2005 was $303.2 million versus $312.7 million as of March 31, 2005. As previously noted, a $9.8 million prepayment was made on the Credit Facility during the first half of 2005.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2005	2004
Actual consolidated total leverage ratio (1) (4)	3.31	4.14
Maximum per covenant	4.25	4.75

Actual senior secured leverage ratio (2) (4)	1.13	1.70
Maximum per covenant	2.25	2.50

Actual consolidated interest coverage ratio (3) (4)	2.93	2.54
Minimum per covenant	2.50	2.25

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

	Q4 2005	Q1 2006	Q4 2006
Maximum consolidated total leverage ratio	4.00	3.75	3.50

Maximum senior secured leverage ratio	2.25	2.25	2.25

Minimum consolidated interest coverage ratio	2.50	2.75	2.75

LodgeNet Entertainment Corporation	Form 10-Q
In January 2004, we amended the existing LIBOR margin under our existing Credit Facility to be LIBOR plus a margin of 3.50%. In April 2004, we amended our existing Credit Facility again to establish, for term loans that are LIBOR based loans, the LIBOR pricing at LIBOR plus an applicable LIBOR margin of 2.75% and, as long as our senior secured debt ratings are not less than BB- from Standard and Poor’s and Ba3 from Moody’s, the applicable LIBOR margin is 2.50%. As of June 30, 2005, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was Ba3. As a result of refinancing our 10.25% notes in July 2004, we extended the maturity dates of the term loan and the revolver loan under our Credit Facility, without the payment of any additional costs, expenses or fees, from June 2006 to August 2008 and August 2007, respectively. In July 2005, LodgeNet and the holders of the term loan amended the Credit Facility to establish the LIBOR pricing at LIBOR plus a margin of 2.25%.
In June 2003, we issued $200.0 million, principal amount of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The proceeds of the 9.50% Notes, which were issued at par, after underwriter fees and offering expenses, were approximately $192.5 million. Approximately $154.8 million of such proceeds were used to redeem the outstanding principal amount of the 10.25% Senior Notes, pay accrued interest, pay call premiums, and pay related fees. Approximately $35.0 million of the proceeds were used to reduce outstanding amounts under our Credit Facility. The remaining proceeds of approximately $2.7 million were for use in funding general corporate purposes.
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
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
Our average interest rate on bank debt, notes payable and capital leases during the second quarter of 2005 was approximately 9.4% as compared to approximately 8.9% during the comparable period of 2004.
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

LodgeNet Entertainment Corporation	Form 10-Q
Obligations and Commitments as of June 30, 2005 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$303,249	$2,848	$4,401	$96,000	$200,000
Interest on fixed rate debt	152,000	19,000	38,000	38,000	57,000
Interest on bank term loan and derivative instruments	19,485	7,368	11,200	917	—

Other long-term obligations
Other long-term liability (1)	5,000	1,250	3,750	—	—
Operating lease payments	1,951	631	944	369	7
Purchase obligations	2,796	2,796	—	—	—

Total contractual obligations	$484,481	$33,893	$58,295	$135,286	$257,007

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$2,522	$2,522	$—	$—	$—

(1)	Other long-term liability represents the undiscounted payments to Hilton Hotels Corporation for the acquired rights to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content.
Seasonality
Our quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by commercial televised events. We have no control over when new content is released, how popular it will be or the popularity of other televised events.
Dependence on Performance of Lodging Industry
Our results are linked to the performance of the lodging industry, where occupancy rates may fluctuate as a result of factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
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
In the event of a reduction in industry occupancy rates, our financial condition and results of operations could be negatively impacted. If such an event were to occur, we could implement programs to control expenses and capital spending. We plan to reassess our operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, our room base is geographically diversified,

LodgeNet Entertainment Corporation	Form 10-Q
with more than two-thirds of properties served being in highway or suburban locations. Our room base concentration is less than 5% in any of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, we mitigate reliance on any one geographic sector.

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2005 and 2004
Revenue Analysis. Total revenue for the second quarter of 2005 increased 2.8%, or $1.8 million, in comparison to the second quarter of 2004. The following table sets forth the components of revenue (in thousands of dollars) for the quarter ended June 30:

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$66,282	97.3	$64,218	96.9
Other	1,833	2.7	2,063	3.1

	$68,115	100.0	$66,281	100.0

     Revenue from Guest Pay interactive services increased $2.1 million, or 3.2% on a 5.3% increase in average number of rooms in operation, and offset by a 2.0% decrease in revenue realized per average Guest Pay room. Guest Pay revenue per room decreased to $22.38 per month in the second quarter of 2005 from $22.84 per month in the second quarter of 2004. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended June 30:

	2005	2004
Average monthly revenue per room:
Movie revenue	$16.89	$17.28
Other interactive service revenue	5.49	5.56

Total per Guest Pay room	$22.38	$22.84

Movie revenue per room decreased 2.3% to $16.89 this quarter as compared to $17.28 in the year earlier quarter. The decrease in movie revenue per room was mostly attributable to lower purchases of Hollywood films. Revenue per room from other interactive services decreased 1.3%, from $5.56 per month in the second quarter of 2004 compared to $5.49 in the current year quarter. The decrease was primarily driven by a reduction in revenue generated from Games and TV Internet. Our TV Internet profit improvement initiative decreased the average number of rooms installed with our TV Internet product by 26,000 this quarter as compared to the second quarter of last year, thereby reducing revenue from this service. While the initiative had the effect of lowering per room revenue by $0.16, it reduced direct operating costs by $697,000 or $0.26 per average Guest Pay room, therefore, improving overall profitability.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue decreased $230,000, or 11.1%, in comparison to 2004, primarily due to a decrease in FTG only services.

LodgeNet Entertainment Corporation	Form 10-Q
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services, include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Direct costs, which generally vary with related revenue, remained level at $29.1 million this quarter and the same quarter last year, even though revenue increased 2.8%. Direct costs remained level as a result of a shift in programming mix and the TV Internet initiative noted previously. The initiative decreased direct operating costs by $697,000 or $0.26 per average Guest Pay room over the same period last year. Per average Guest Pay room, direct costs decreased 5.0% to $9.82 in the second quarter of 2005 compared to $10.34 in the prior year quarter.
As a percentage of revenue, overall direct costs decreased to 42.7% for the second quarter of 2005 as compared to the same period last year. In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended June 30:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	42.7%	43.8%	-1.1%

Change drivers:
Internet related			-0.9
Programming costs (mix shift)			0.1
Hotel incentive commissions			-0.3

			-1.1%

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended June 30 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,827	13.0	$8,339	12.6
Selling, general and administrative	6,239	9.2	6,179	9.3
Depreciation and amortization	17,888	26.3	19,462	29.4

Total operating expenses	$32,954	48.4	$33,980	51.3

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $488,000, or 5.9%, in 2005 from the prior year quarter. The increase was primarily due to the 5.3% increase in the average number of rooms served and increased costs such as labor, property taxes, freight and fuel costs. As a percentage of revenue, Guest Pay operations expenses were 13.0% in the second quarter of 2005 as compared to 12.6% in the second quarter of 2004. Per average installed room, Guest Pay operations expense was $2.98 per month in the second quarter of 2005 as compared to $2.97 per month in the prior year quarter.
Selling, general and administrative expenses remained level at $6.2 million during the current quarter and for the second quarter of 2004. As a percentage of revenue, SG&A expenses were 9.2% in the current quarter compared to 9.3% for the second quarter of 2004. Per average Guest Pay room, SG&A expenses were $2.11 in the second quarter of 2005 from $2.20 in the prior year quarter.

LodgeNet Entertainment Corporation	Form 10-Q
Depreciation and amortization expenses decreased 8.1% to $17.9 million in the current year quarter versus $19.5 million in the second quarter of 2004. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets have been fully depreciated while the cost basis of the new Guest Pay systems deployed are lower than the older systems. Per average Guest Pay room, depreciation and amortization expenses decreased 12.7% to $6.04 in the second quarter of 2005 compared to $6.92 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses decreased to 26.3% in the second quarter of 2005 from 29.4% in the second quarter of 2004.
Operating Income. As a result of the factors described above, operating income increased 87.8% to $6.1 million in the second quarter of 2005 compared to $3.2 million in the second quarter of 2004.
Interest Expense. Interest expense decreased $723,000, or 8.9%, to $7.4 million during the second quarter of 2005. Average debt during the second quarter of 2005 was $308.0 million versus $360.4 million, a decrease of $52.6 million as compared to the second quarter of 2004. The debt reduction was primarily attributable to the $47.0 million pay-down of our Credit Facility through proceeds from our equity offering in July of 2004. During the quarter, we further reduced our long-term debt by $9.4 million and as a result, wrote off $143,000 of related debt issuance costs. The average interest rate was 9.5% for the second quarter of 2005 as compared 8.9% in the prior year quarter.
Other (Expense) Income. In the second quarter of 2005, we recorded a charge of $248,000 for a Canadian music rights settlement, which was partially offset by interest income of $218,000. In the second quarter of 2004, we recorded $45,000 of interest income.
Taxes. For the second quarter of 2005, we incurred state franchise taxes of $114,000 versus $140,000 during the second quarter of 2004.
Net Loss. For the reasons previously described, net loss improved to $(1.7) million in the second quarter of 2005 from a net loss of $(5.0) million in the prior year quarter.

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2005 and 2004
Revenue Analysis. Total revenue for the first six months of 2005 increased 3.1%, or $4.0 million, in comparison to the first six months of 2004. The following table sets forth the components of revenue (in thousands of dollars) for the six months ended June 30:

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$130,434	97.3	$126,541	97.3
Other	3,670	2.7	3,571	2.7

	$134,104	100.0	$130,112	100.0

Revenue from Guest Pay interactive services increased $3.9 million, or 3.1% on a 5.4% increase in average number of rooms in operation, offset by a 2.2% decrease in revenue per room. Guest Pay revenue per room decreased to $22.12 per month in the first half of 2005 from $22.62 per month in the first half of 2004. The following table sets forth information with respect to revenue per Guest Pay room for the six months ended June 30:

	2005	2004
Average monthly revenue per room:
Movie revenue	$16.66	$17.16
Other interactive service revenue	5.46	5.46

Total per Guest Pay room	$22.12	$22.62

Movie revenue per room decreased 2.9% to $16.66 during the first half of 2005 as compared to $17.16 in the first half of 2004. Purchases of Hollywood content were stable this year compared to last year; however purchases of independent films, most of which are unrated and intended for mature audiences, were lower on a per room basis. Revenue per room from other interactive services remained flat at $5.46 per month in the first half of 2004 as compared to the first half of 2005. Our TV Internet profit improvement initiative decreased the average number of rooms installed with our TV Internet product by 34,000 for the first half of 2005 as compared to the first half of last year. While the initiative had the effect of lowering per room revenue by $0.17, it reduced direct operating costs by $1.1 million or $0.19 per average Guest Pay room, therefore, improving overall profitability.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $99,000, or 2.8%, in comparison to 2004. The increase is due to an increase in equipment sales and other revenue, offset by a decrease in FTG only revenue.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).
Guest Pay direct costs for interactive services, which generally fluctuate directly with revenue, include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs increased 1.5%, or $845,000. The increase is due to a 3.1% increase in related revenue, offset by a $1.1 million decrease in Internet connectivity fees with the reduction in TV Internet rooms. Direct costs for other services increased $185,000, or 12.7%, in the first half of 2005 from the first half of 2004. The increase was due to increased equipment sales offset by lower FTG only activity.

LodgeNet Entertainment Corporation	Form 10-Q
As a percentage of revenue, overall direct costs decreased to 43.5% for the first half of 2005 as compared to the same period last year. In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the six months ended June 30:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	43.5%	44.0%	-0.5%

Change drivers:
Internet related			-0.7
Programming costs (mix shift)			0.4
Hotel incentive commissions			-0.2

			-0.5%

Operating Expenses. The following table sets forth information in regard to operating expenses for the six months ended June 30 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$17,449	13.0	$16,477	12.7
Selling, general and administrative	12,311	9.2	11,884	9.1
Depreciation and amortization	35,880	26.7	39,130	30.1

Total operating expenses	$65,640	48.9	$67,491	51.9

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $972,000, or 5.9%, in 2005 from the first half of 2004. The increase was primarily due to the 5.4% increase in the average number of rooms served and increased costs such as labor, property taxes, freight and fuel. As a percentage of revenue, Guest Pay operations expenses increased to 13.0% in the first six months of 2005 as compared to 12.7% in the year earlier period. Per average installed room, Guest Pay operations expense was $2.97 per month in the first half of 2005 as compared to $2.95 per month in the prior year first six months.
Selling, general and administrative expenses were $12.3 million an increase of $427,000 compared to $11.9 million in the first half of 2004. The increase was driven primarily by payroll and compensation related expenses, offset by bad debt recoveries. As a percentage of revenue, SG&A increased to 9.2% in the first half of 2005 compared to 9.1% for the first half of 2004. Per average Guest Pay room, SG&A expenses decreased to $2.09 in the first half of 2005 from $2.12 in the first half of the prior year.
Depreciation and amortization expenses decreased to $35.9 million in the first half of this year versus $39.1 million in the first half of 2004. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets have been fully depreciated while the cost basis of the new Guest Pay systems deployed are lower than the older systems. In addition, a technology asset became fully amortized at the end of 2004. As a percentage of revenue, depreciation and amortization expense decreased to 26.7% in the first half of 2005 versus 30.1% in the first half of 2004.
Operating Income. As a result of the factors described above, operating income increased 90.7% to $10.1 million in the first six months of 2005 compared to $5.3 million in the first six months of 2004.

LodgeNet Entertainment Corporation	Form 10-Q
Interest Expense. Interest expense decreased $1.5 million, or 9.1%, to $14.9 million during the first six months of 2005. Average debt during the first six months of 2005 was $307.8 million versus $363.7 million, a decrease of $55.9 million as compared to the first six months of 2004. The debt reduction was primarily attributable to the $47.0 million pay-down of our Credit Facility through proceeds from our equity offering in July of 2004. We also reduced our long-term debt by $9.8 million during the first half of 2005 and as a result, recognized $143,000 for the write off of debt issuance costs. The average interest rate was 9.5% for the first half of 2005 as compared 8.9% in the same period last year due to increased interest rates on our term loan.
Other (Expense) Income. In the first half of 2005, we recorded a $210,000 provision for state use tax and a charge of $248,000 for a Canadian music rights settlement. Other expenses were partially offset by interest income of $353,000. In the first half of 2004, we recorded $98,000 of interest income.
Taxes. For the first six months of 2005, we incurred state franchise taxes of $232,000 versus $257,000 during the first six months of 2004.
Net Loss. For the reasons previously described, net loss decreased to $(5.3) million in the first half of 2005 from a net loss of $(11.2) million in the prior year first six months.

LodgeNet Entertainment Corporation	Form 10-Q
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates primarily based on revenue, such as hotel commissions, license fees paid for major motion pictures and other content, or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:
Revenue recognition:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, for which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period the related services are sold and when collection is reasonably assured. No future performance obligations exist on a service that has been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. We recognize revenue from the sale of free-to-guest services in the period the related services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to properties that have been installed by us and also to properties that have been installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such subscribers for our maintenance services and Internet access. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three-years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. Under relationships with healthcare services providers and our own direct sales efforts, we sell our interactive system and provide recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of our interactive system is recognized when the equipment is installed or the service has been provided. The interactive system prices are fixed and determinable prior to delivery. Under the support arrangement, the fixed fee is deferred and recognized ratably over the term of the related contract.

LodgeNet Entertainment Corporation	Form 10-Q
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not sold under multiple element arrangements and we recognize the revenue when the equipment is delivered or the service has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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
Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We are currently evaluating this statement and believe the adoption, effective January 1, 2006, will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $2.0 to $3.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.

LodgeNet Entertainment Corporation	Form 10-Q
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. We are currently evaluating the impact of FIN 47 and believe the adoption, effective December 31, 2005, will not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB Statement No. 154 will not have an impact on our consolidated financial position or results of operations.
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005. The adoption of EITF 05-6 will not have an impact on our consolidated financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At June 30, 2005, we had bank, notes, and capital lease debt totaling $303.2 million. We have interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $302.9 million and variable rate debt of $375,000 at June 30, 2005. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $29.4 million. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow from a one percentage point increase in interest rates would be approximately negative $4,000 on an annualized basis assuming other variables remain constant. Effective January 1, 2006, the impact on earnings and cash flow from a one percentage point increase in interest rates would be approximately negative $496,000 on an annualized basis due to the maturity of a $50.0 million swap. At our discretion, we can enter into another swap agreement if we determine it to be economically favorable.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, portions of our assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first six months of 2005 to materially impact consolidated results of operations or financial condition.

LodgeNet Entertainment Corporation	Form 10-Q
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LodgeNet Entertainment Corporation	Form 10-Q
Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
In connection with our effort to support the development of technology, which could utilize our interactive system, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly deferred payments due to the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted counterclaims against us alleging our failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between us and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. In January 2005 we became aware that the purchaser of the prior business owned by the Uries had ceased making deferred payments, claiming a right of set-off against the Uries. We have challenged this action as a violation of the automatic stay in the bankruptcy case and have also challenged the alleged set-off rights. However, based on this information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note. In May 2005 the U.S. Bankruptcy Court converted the case from a Chapter 11 reorganization to a Chapter 7 liquidation.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
a.	The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on May 11, 2005, for the following purposes.
1.	Election of two directors to each serve three year terms expiring in 2008; and

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.
b.	The directors elected at the meeting were R.F. Leyendecker and Vicki I. Pachera

c.	The appointment of PricewaterhouseCoopers LLP was ratified

d.	The results of voting at the Meeting were as follows:

LodgeNet Entertainment Corporation —	Form 10-Q

Election of Director	For	Against	Withheld	Abstentions
R. F. Leyendecker	15,519,613	—	128,743	—
Vicki I. Pachera	15,615,693	—	45,683	—

Ratification of Independent Registered Public Accounting Firm —

	For	Against	Withheld	Abstentions
	15,615,910	—	768	—
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits
3.2	Amended and Restated Bylaws of LodgeNet Entertainment Corporation

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: August 8, 2005	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2005	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)