Form 10-Q
period 2005-09-30
LODGENET ENTERTAINMENT CORP
filed 2005-11-08
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     At November 1, 2005, there were 18,125,543 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32,028	$24,995
Accounts receivable, net	32,953	28,031
Prepaid expenses and other	2,656	1,959

Total current assets	67,637	54,985

Property and equipment, net	203,469	212,659
Debt issuance costs, net	7,957	9,330
Intangible assets, net	2,648	4,628
Other assets	815	1,434

Total assets	$282,526	$283,036

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,599	$16,807
Current maturities of long-term debt	2,829	2,543
Accrued expenses	18,279	12,738
Deferred revenue	4,636	4,364

Total current liabilities	45,343	36,452

Long-term debt	299,909	309,748
Other long-term liabilities	3,405	3,154
Derivative instruments	2,890	5,800

Total liabilities	351,547	355,154

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 18,125,543 and 17,625,364 shares outstanding at September 30, 2005 and December 31, 2004, respectively	181	176
Additional paid-in capital	231,819	226,986
Accumulated deficit	(302,022)	(297,348)
Accumulated other comprehensive income (loss)	1,001	(1,932)

Total stockholders’ deficiency	(69,021)	(72,118)

Total liabilities and stockholders’ deficiency	$282,526	$283,036

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Guest Pay	$71,579	$69,902	$202,013	$196,443
Other	2,566	1,748	6,236	5,319

Total revenues	74,145	71,650	208,249	201,762

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below) :
Guest Pay	32,741	31,979	89,437	87,830
Other	1,629	694	3,276	2,156
Operating expenses:
Guest Pay operations	8,862	8,503	26,311	24,980
Selling, general and administrative	6,249	5,939	18,560	17,823
Depreciation and amortization	16,729	19,162	52,609	58,292
Other operating expense	250	—	250	—

Total costs and operating expenses	66,460	66,277	190,443	191,081

Income from operations	7,685	5,373	17,806	10,681

Other Income and Expenses:
Write-off of debt issuance costs	—	(810)	(143)	(810)
Interest expense	(7,254)	(8,108)	(22,133)	(24,479)
Other income	254	89	128	187

Income (loss) before income taxes	685	(3,456)	(4,342)	(14,421)
Provision for income taxes	(100)	(26)	(332)	(283)

Net income (loss)	$585	$(3,482)	$(4,674)	$(14,704)

Net income (loss) per common share (basic)	$0.03	$(0.20)	$(0.26)	$(1.01)

Net income (loss) per common share (diluted)	$0.03	$(0.20)	$(0.26)	$(1.01)

Weighted average shares outstanding (basic)	18,010,017	17,244,562	17,863,076	14,487,717

Weighted average shares outstanding (diluted)	18,238,914	17,244,562	17,863,076	14,487,717

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(4,674)	$(14,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,609	58,292
Write-off of debt issuance costs	143	810
Non-cash equipment loss	250	—
Non-cash stock compensation	223	168
Change in operating assets and liabilities:
Accounts receivable	(4,866)	(3,945)
Prepaid expenses and other	(840)	225
Accounts payable	2,774	6,436
Accrued expenses and deferred revenue	5,797	6,473
Other	781	122

Net cash provided by operating activities	52,197	53,877

Investing activities:
Property and equipment additions	(39,232)	(41,259)
Note receivable repayments	—	567

Net cash used for investing activities	(39,232)	(40,692)

Financing activities:
Repayment of long-term debt	(10,125)	(48,125)
Proceeds from equipment financing	1,022	—
Payment of capital lease obligations	(1,057)	(818)
Borrowings under revolving credit facility	—	13,000
Repayments of revolving credit facility	—	(20,000)
Debt issuance costs	—	(838)
Proceeds from sale of interest rate swap	—	3,052
Proceeds from issuance of common stock, net of offering costs	—	66,767
Exercise of stock options and warrants	4,184	4,419

Net cash (used for) provided by financing activities	(5,976)	17,457

Effect of exchange rates on cash	44	74

Increase in cash and cash equivalents	7,033	30,716
Cash and cash equivalents at beginning of period	24,995	2,772

Cash and cash equivalents at end of period	$32,028	$33,488

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2004, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Share-Based Compensation
We measure compensation costs associated with our stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation costs been determined based on the fair value methodology at the date of grant for awards, as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation“, net income (loss) and income (loss) per share would have changed to the pro forma amounts as follows for the periods ended September 30 (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$585	$(3,482)	$(4,674)	$(14,704)

Add: stock based employee compensation expense included in reported net income (loss)	108	80	223	168
Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(206)	(157)	(1,573)	(1,932)

Net income (loss), pro forma	$487	$(3,559)	$(6,024)	$(16,468)

Income (loss) per share (basic)
As reported	$0.03	$(0.20)	$(0.26)	$(1.01)
Pro forma	0.03	(0.21)	(0.34)	(1.14)
Income (loss) per share (diluted)
As reported	$0.03	$(0.20)	$(0.26)	$(1.01)
Pro forma	0.03	(0.21)	(0.34)	(1.14)

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
In January 2005 and 2004, we awarded 21,500 and 22,500 shares, respectively, of restricted stock to certain senior officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. In July 2005 and 2004, we awarded 2,920 and 2,955 shares, respectively, of stock grants to our board of directors, which vested at the time of the grant. Also in 2004, we had compensation expense related to a time extension of a fully vested award. As a result of the above transactions, we recorded compensation expense of $223,000 and $168,000, respectively, during the nine months ended September 30, 2005 and 2004.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Land, building and equipment	$82,243	$80,956
Free-to-guest equipment	33,879	32,753
Guest Pay systems:
Installed system costs	448,931	450,495
Customer acquisition costs	51,811	50,869
System components	23,799	25,466
Software costs	21,429	20,393

Total	662,092	660,932
Less — depreciation and amortization	(458,623)	(448,273)

Property and equipment, net	$203,469	$212,659

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
We have the following intangible assets (in thousands of dollars):

	September 30, 2005		December 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$13,809	$14,291	$12,786
Acquired intangibles	5,774	3,657	5,774	2,791
Other	497	448	512	372

	$20,562	$17,914	$20,577	$15,949

We recorded amortization expense of $1,965,000 and $2,733,000, respectively, for the nine months ended September 30, 2005 and 2004. We estimate amortization expense for the three months remaining in 2005 to be $641,000 and for the full years ending December 31, 2006 — $1,313,000; 2007 — $694,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Note 5 — Earnings Per Share Computation
We follow SFAS No. 128, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.
The following represents the weighted average shares used in computing per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average shares outstanding — basic	18,010,017	17,244,562	17,863,076	14,487,717
Average shares outstanding — diluted	18,238,914	17,244,562	17,863,076	14,487,717
For the three months ended September 30, 2005, approximately 229,000 potential common shares were included in the computation of diluted earnings per share based on the treasury stock method under SFAS No. 128. Approximately 3,526,000 potential common shares with exercise prices greater than the average market price of our common stock during the third quarter were excluded, as their inclusion would have been anti-dilutive. For the three months ended September 30, 2004, and the nine months ended September 30, 2005 and 2004, potential dilutive common shares were not included in the computation of diluted earning per share as we were in a loss position and there inclusion would have been anti-dilutive. As of September 30, 2005 and 2004, the number of potential dilutive common shares were approximately 4,340,000 and 4,508,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Accrued taxes	$4,039	$3,413
Accrued compensation	3,719	4,869
Accrued interest	6,059	970
Other	4,462	3,486

	$18,279	$12,738

The decrease in accrued compensation is due to the timing of payroll periods at September 30, 2005 versus December 31, 2004, and the accrual of year-end bonuses. Accrued interest varies primarily as a result of timing of interest payments on the 9.50% senior notes. The change in accrued other is driven primarily by an increase in accrued program royalties.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Bank Credit Facility:
Bank term loan	$100,000	$110,125
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,738	2,166

	302,738	312,291
Less current maturities	(2,829)	(2,543)

	$299,909	$309,748

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of September 30, 2005 was 6.27% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of September 30, 2005, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of September 30, 2005, we had $72.5 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2005, we had outstanding letters of credit totaling $2.5 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of September 30, 2005, we were in compliance with all covenants, terms and conditions of the bank Credit Facility. Our consolidated total leverage ratio was 3.30 compared to the maximum allowable of 4.25, the consolidated senior secured leverage ratio was 1.12 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.03 compared to the minimum allowable of 2.50.
9.50% Senior Notes — In September 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due September 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of September 30, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
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

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Capital Leases — As of September 30, 2005, we have total capital lease obligations of $2,738,000. Equipment acquired under capital lease arrangements during the nine months ended September 30, 2005 and during the year ended December 31, 2004 totaled $1,626,000 and $657,000, respectively.
Long-term debt has the following scheduled maturities for the three months remaining in 2005 and the full years ending December 31, 2006 and after (in thousands of dollars):

	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$375	$1,500	$1,500	$96,625	$—	$200,000
Capital leases	409	1,375	831	296	70	—

	784	2,875	2,331	96,921	70	200,000
Less amount representing interest on capital leases	(46)	(126)	(54)	(15)	(2)	—

	$738	$2,749	$2,277	$96,906	$68	$200,000

During the first nine months of 2005, we reduced our long-term debt by $10.1 million and wrote-off $143,000 of debt issuance costs.
We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Income (Loss)
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions and other events and circumstances. Comprehensive income (loss) was as follows for the periods ended September 30 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$585	$(3,482)	$(4,674)	$(14,704)
Foreign currency translation adjustment	436	618	234	206
Unrealized gain on derivative instruments	773	679	2,699	3,555

Comprehensive income (loss)	$1,794	$(2,185)	$(1,741)	$(10,943)

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Unrealized loss on derivative instruments	$(713)	$(3,412)
Foreign currency translation adjustment	1,714	1,480

Accumulated other comprehensive income (loss)	$1,001	$(1,932)

Note 9 — Warrants
In 1995, we issued 480,000 warrants to purchase common stock in connection with the issuance of our 11.50% Senior Notes which were repaid in July 2004. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants include demand registration rights and anti-dilution provisions and expired on August 9, 2005. In January 2004, a holder of the 11.50% Notes exercised 240,000 warrants. In March 2005, a holder of the 11.50% Notes exercised 80,000 warrants. In August 2005, a holder of the 11.50% Notes exercised the remaining 160,000 warrants outstanding.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
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
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005. We believe the adoption of EITF 05-6 did not have an impact on our consolidated financial position or results of operations.
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-01 will not have a material impact on our consolidated financial position or results of operations.
Note 11 — Impact of Hurricanes Katrina and Rita
Hurricanes Katrina and Rita affected approximately 20,700 of our hotel rooms. We are still assessing the damage at hotels affected by the hurricanes, and as of October 28, 2005, the estimated net book value of our equipment known to be a complete loss was in the range of $240,000 to $400,000. In the third quarter of 2005, we recorded an operating expense of $250,000 to cover that portion of the estimated damage to our equipment caused by these hurricanes that will not be covered by insurance. Our insurance coverage provides up to $2.5 million of property damage with a $250,000 deductible and we believe, based on the available information, it is probable that any

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
property loss in excess of the deductible will be covered by our insurance. Our insurance policy also covers business income interruptions caused by these storms. We are working with the insurance company to recover lost profits as a result of these storms and believe we will be in a position to recognize such income in future periods. As of September 30, 2005, we have not recognized any recoveries for such lost business income.

September 30, 2005

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
Executive Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels, including resorts and casino hotels, throughout the United States and Canada, as well as select international markets. It is currently estimated that our interactive installed room base represents more than 275 million guest nights each year. Our interactive television services are designed to make a guest’s stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of September 30, 2005, we provided television services to approximately 6,000 hotel properties serving over one million rooms.
In the third quarter, we delivered on our strategic goal of achieving quarterly net income for the first time since becoming a public company. Net income was $585,000 this quarter versus a net loss of $3.5 million in the prior year quarter. Year to date, we cut our net loss from $14.7 million last year to $4.7 million in the current nine months. We also continued growing our core business while simultaneously generating net free cash flow, which we define as cash provided by operating activities less cash used for investing. Prior to factoring in the impact from Hurricane Katrina, we expanded our Guest Pay room base during the quarter by approximately 10,500 net new rooms and our digital room base by approximately 32,000 rooms. Our digital system is now installed in 60.1% of our Guest Pay room base. Total capital invested in gross new digital rooms during the third quarter of 2005 was $6.3 million, as compared to $5.2 million in the third quarter of 2004. We installed approximately 19,500 gross new digital rooms during the quarter, or 39.6% more digital rooms this quarter as compared to the third quarter last year. We continued to manage and monitor capital expenditures per new and converted room. New digital room installation costs decreased 14.4% during the quarter to $321 per room compared to $375 per room during the third quarter of 2004, while the cost of converting a tape-based room to our digital platform was $276 per room versus $275 during the third quarter of 2004. The reduction of the capital cost per room is a result of technological improvements, engineering development, lower component costs and product segmentation.
During the third quarter, total revenue increased 3.5%, or $2.5 million as compared to the third quarter of 2004. Movie revenue per room decreased year over year and was primarily attributable to lower purchases of Hollywood products and the impact from Hurricanes Katrina and Rita. Due to Katrina and Rita, approximately 20,700 rooms were not in service as of September 30, 2005. Revenue per room from other

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
interactive services increased driven by price changes associated with basic cable services and increased revenue from our high-speed Internet access (HSIA) services, TV on demand, and music products, and was offset in part by our TV Internet initiative, which removed the service from poorly performing rooms. The initiative effectively decreased revenue by approximately $300,000 while lowering direct operating costs by approximately $900,000.
During the quarter, our Guest Pay direct costs decreased to $11.47 per room as compared to $11.52 per room for the third quarter of 2004. As a percent of revenue, our Guest Pay operations expenses were 12.0% versus 11.9% in the third quarter of 2004. Our selling, general, and administrative expenses were also comparable year over year, at 8.4% for the third quarter of 2005 compared to 8.3% for the prior year quarter. Our depreciation and amortization decreased $2.4 million, primarily driven by higher-cost assets being fully depreciated while the cost basis of more recently deployed Guest Pay systems are lower.
During the three months ended September 30, 2005, we generated $7.8 million of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, as compared to $11.0 million in the same three month period of 2004. The reduction was due to the increase in the number of new rooms installed in the quarter versus the same quarter last year and the number of payroll periods and the related cash payments this quarter versus last year.
During the first nine months of 2005, we generated $13.0 million of net free cash flow as compared to $13.2 million during the first nine months of last year. Cash at September 30, 2005 was $32.0 million compared to $25.0 million at December 31, 2004. The increase was primarily due to cash generated from operations offset by capital investments (including growth capital). We continue our efforts to de-leverage our balance sheet with the reduction of our equipment investments through market and product segmentations and engineering development, reduction of interest costs, redemption of long-term debt and prudent management of working capital.
Additionally, we continue to explore revenue growth opportunities within our core lodging business. These include, but are not limited to, new content and products such as Hotel SportsNetSM (our new daily subscription of sports programming including NFL SUNDAY TICKETTM and ESPN’s GamePlan, college football, and Full Court packages). In addition, we have efforts underway that are focused on enhancing our marketing directly to the hotel guest. These efforts are facilitated by the capabilities of our LodgeNet Media Management System (LMMS) that allows us to refresh interactive menus, promote different products and different titles to different demographics, change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
Also during the quarter, we expanded our efforts to develop a business geared to on-demand advertising and promotional messages. We are able, using LMMS, to selectively place these messages at properties and to record the number of views and the viewing time per view. This business model has the potential of generating revenue from the advertiser versus from the hotel or the guest.
We continue to develop and secure the rights to use technologies that enable us to deliver high-definition television (HDTV). During the quarter, we entered into agreements with ESPN and Paramount to provide high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV.
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

September 30, 2005

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
We also offer our interactive television systems to the healthcare industry. In this industry segment, we sell our interactive systems through a sales and marketing relationship with McKesson Corporation, through an arrangement with an independent television equipment distributor, and directly to individual healthcare facilities, and earn recurring revenues from providing service and maintenance activities.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our Guest Pay interactive room base. De-installation activity has not had a material effect on our growth, historically averaging between 2 to 3 percent of total installed rooms per year. We expect de-installations to be between 2.5 to 3.5 percent of our total installed room base for 2005 as a result of the decision by Red Roof Inn to transition to a competitor over the next 18 to 24 months. We installed our systems in the following number of net new rooms and had the following total rooms installed as of September 30:

	September 30,
	2005	2004
New Guest Pay interactive rooms for the three months ended (1)	10,564	10,549
New Guest Pay interactive rooms for the nine months ended (1)	31,273	28,904
Total Guest Pay interactive rooms (2) (4)	985,378	953,547
Total rooms served (3) (4)	1,038,529	1,014,538

(1)	Amounts shown are net of rooms de-installed during the period.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes both digital and tape-based systems

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	Total room count as of September 30, 2005, was reduced by approximately 20,700 rooms due to the impact of Hurricanes Katrina and Rita.
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

	September 30,
	2005	2004
Digital room installations for the three months ended	32,165	27,191
Digital room installations for the nine months ended	96,001	84,014
Total Digital rooms installed (1)	592,212	469,440
Digital rooms as a percent of total Guest Pay interactive rooms	60.1%	49.2%

(1)	Total room count as of September 30, 2005, was reduced by approximately 20,700 rooms due to the impact of Hurricanes Katrina and Rita.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Cost of Installation
The average per-room cost associated with a digital installation has continued to decline due to our ongoing reengineering efforts, while adding enhancements, lower component costs, product segmentation, and reduced cost of assembly and installation. The following table sets forth our average installation and conversion cost per room during the periods ended:

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,	December 31,
	2005	2004	2004	2003	2002
Average cost per room – new installation	$321	$375	$364	$405	$438
Average cost per room – conversion	$276	$275	$284	$337	$358
The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, average property size, and certain fixed costs.
Direct Costs
Guest Pay direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services includes movie license fees, license fees for other interactive services, and the commission retained by the hotel. The following table sets forth our direct expenses per room and as a percent of revenue during the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Direct Costs	$11.47	$11.52	$10.42	$10.61

Direct Costs as a percent of total revenue	46.4%	45.6%	44.5%	44.6%
Direct costs increased to 46.4% in the third quarter of 2005 from 45.6% in the third quarter of 2004 driven by increased costs related to HSIA equipment sales, offset in part by our TV Internet initiative that removed poorly performing rooms from service. The TV Internet initiative effectively decreased direct costs by approximately $900,000.
Operating Expense Per Room
Guest Pay operating expenses consist of costs directly related to the operation of our systems at hotel sites, including duplication, distribution, and maintenance. Selling, general and administrative expense primarily includes administrative payroll costs, facilities costs, engineering development costs, sales and marketing costs, and legal, professional and compliance costs. The following table sets forth our operating expenses, SG&A and depreciation and amortization per room and as a percent of revenue during the three and nine months ended September 30:

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Guest Pay operating expenses	$2.96	$3.00	$2.96	$2.96
SG&A expense	2.08	2.09	2.09	2.11
Depreciation and amortization (D&A)	5.58	6.76	5.91	6.87
Other operating expense (1)	0.08	—	0.03	—

	$10.70	$11.85	$10.99	$11.94

Guest Pay operations as a percent of total revenue	12.0%	11.9%	12.6%	12.4%
SG&A as a percent of total revenue	8.4%	8.3%	8.9%	8.8%
D&A as a percent of total revenue	22.6%	26.7%	25.3%	28.9%

(1)	Charge for equipment impairment related to the impact from Hurricane Katrina.
Cash Flow
One of our goals is to generate net free cash flow, which we define as cash provided by operating activities less cash used for investing activities. We seek to generate net free cash flow to de-leverage our balance sheet and reduce the need for external financing historically required to grow our business. In addition to increasing revenue and controlling expenses, we can manage our cash flow by varying the number of rooms we install with the digital system in any given period.
     The level of net free cash flow generation for the three and nine months ended September 30, 2005 and 2004, is set forth in the following table (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash provided by operating activities	$18,957	$25,618	$52,197	$53,877
Cash used for investing activities	(11,128)	(14,605)	(39,232)	(40,692)

Difference	$7,829	$11,013	$12,965	$13,185

Liquidity and Capital Resources
Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. Since 2003, we have transitioned to a net free cash flow position. Net free cash flow is defined as cash provided by operating activities less cash used for investing purposes. For this quarter, cash provided by operating activities was $19.0 million while cash used for investing activities, including growth-related capital investments, was $11.2 million, resulting in a net change of $7.8 million. During the third quarter of 2004, cash provided by operating activities was $25.6 million while cash used for investing activities, including growth-related capital investments, was $14.6 million, resulting in a net change of $11.0 million. Cash on the balance sheet as of September 30, 2005 was $32.0 million versus $25.0 million as of December 31, 2004.
For the first nine months of 2005, cash provided by operating activities was $52.2 million while cash used for investing activities, including growth-related capital investments, was $39.2 million, resulting in net free cash flow of $13.0 million. For the first nine months of 2004, cash provided by operating activities was $53.9 million while cash used for investing activities, including growth-related capital investments, was $40.7 million, resulting in a net change of $13.2 million. Typically, net free cash flow by quarter is affected by the seasonality of our business and the payment of interest on our outstanding debt. The first quarter and the third quarter normally generate positive net free cash flow while the second quarter and the fourth quarter normally generate negative net free cash flow. Over the course of a year, net free cash flow is expected to be positive. For 2005, we expect net free cash flow to be positive at approximately $12.0 million.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Depending on the rate of growth in our business and other factors, we expect to incur capital expenditures of $51.0 to $52.0 million in 2005. Based on expected capital expenditures for 2005 and after giving effect to the 20,700 hurricane-related room reductions, we estimate we will install between 26,000 and 29,000 net new rooms and convert between 50,000 and 52,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolving loan portion of our Credit Facility, which matures in 2007. We believe that our cash on hand and operating cash flow will be sufficient for the foreseeable future to fund our future growth and financing obligations. If this proves not to be the case, we have borrowing capacity under the Credit Facility to fund any shortfall. As of September 30, 2005, working capital was $22.3 million, compared to $18.5 million at December 31, 2004. The change was primarily the result of cash generated from our operations offset by capital investment activities and the $10.1 million debt pay down on the Credit Facility in the first nine months of 2005.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of September 30, 2005, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of September 30, 2005 was $302.7 million versus $312.3 million as of December 31, 2004. As previously noted, $10.1 million of debt repayments were made on the Credit Facility during the first nine months of 2005.
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2005	2004
Actual consolidated total leverage ratio (1) (4)	3.30	3.53
Maximum per covenant	4.25	4.50

Actual consolidated senior secured leverage ratio (2) (4)	1.12	1.27
Maximum per covenant	2.25	2.50

Actual consolidated interest coverage ratio (3) (4)	3.03	2.69
Minimum per covenant	2.50	2.25

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum consolidated senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

	Q4 2005	Q1 2006	Q4 2006
Maximum consolidated total leverage ratio	4.00	3.75	3.50

Maximum senior secured leverage ratio	2.25	2.25	2.25

Minimum consolidated interest coverage ratio	2.50	2.75	2.75
In January 2004, we amended the existing LIBOR margin under our existing Credit Facility to be LIBOR plus a margin of 3.50%. In April 2004, we amended our existing Credit Facility again to establish, for term loans that are LIBOR based loans, the LIBOR pricing at LIBOR plus an applicable LIBOR margin of 2.75% and, as long as our senior secured debt ratings are not less than BB- from Standard and Poor’s and Ba3 from Moody’s, the applicable LIBOR margin is 2.50%. As of September 30, 2005, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was Ba3. As a result of refinancing our 10.25% notes in July 2004, we extended the maturity dates of the term loan and the revolver loan under our Credit Facility, without the payment of any additional costs, expenses or fees, from June 2006 to August 2008 and August 2007, respectively. In July 2005, LodgeNet and the holders of the term loan amended the Credit Facility to establish the LIBOR pricing at LIBOR plus a margin of 2.25%.
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
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of September 30, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
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
Our average interest rate on bank debt, notes payable and capital leases during the third quarter of 2005 was approximately 9.4% as compared to approximately 9.3% during the comparable period of 2004.
In the event of significant international crises, adverse economic conditions, acts of terrorism, public health issues, or catastrophic events, we believe that the general economy and the lodging industry could be negatively affected. If such a crisis is protracted or the effects on the lodging industry are severe, the effect on our financial performance

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
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
Obligations and Commitments as of September 30, 2005 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$302,737	$2,829	$99,786	$122	$200,000
Interest on fixed rate debt	152,000	19,500	38,000	38,000	57,000
Interest on bank term loan (1)	18,809	6,706	12,103	—	—
Interest on derivative instruments (1)	776	776	—	—	—

Other long-term obligations
Hilton payments	5,000	1,250	3,750	—	—
Operating lease payments	1,844	615	891	336	2
Purchase obligations	2,448	2,448	—	—	—

Total contractual obligations	$483,614	$33,624	$154,530	$38,458	$257,002

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$2,522	$2,522	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.
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
Dependence on Performance of Lodging Industry
Our results are linked to the performance of the lodging industry, where occupancy rates may fluctuate as a result of factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as significant international crises, acts of terrorism, war, public health issues, or other catastrophic events such as Hurricane Katrina, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
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
In the event of a reduction in industry occupancy rates, we could implement programs to control expenses and capital spending. We plan to reassess our operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, our room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Our room base concentration is less than 5% in any of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, we mitigate reliance on any one geographic sector. Nonetheless, our financial condition and results of operations could be negatively impacted.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2005 and 2004
Revenue Analysis. Total revenue for the third quarter of 2005 increased 3.5%, or $2.5 million, in comparison to the third quarter of 2004. The following table sets forth the components of revenue (in thousands of dollars) for the quarter ended September 30:

	2005		2004
		Percent		Percent
		of Total		Of Total
	Amount	Revenues	Amount	Revenues

Revenues:
Guest Pay	$71,579	96.5	$69,902	97.6
Other	2,566	3.5	1,748	2.4

	$74,145	100.0	$71,650	100.0

Revenue from Guest Pay interactive services increased $1.7 million, or 2.4% on a 5.7% increase in average number of rooms in operation, and offset by a 3.1% decrease in revenue realized per average Guest Pay room. Guest Pay revenue per room decreased to $23.88 per month in the third quarter of 2005 from $24.65 per month in the third quarter of 2004. Based on the available information, we estimate the negative impact on Guest Pay revenue per room from Hurricane Katrina to be in the range of $0.15 to $0.18 per average Guest Pay Room of which approximately $0.11 to $0.14 is movie related. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended September 30:

	2005	2004
Average monthly revenue per room:
Movie revenue	$18.01	$18.90
Other interactive service revenue	5.87	5.75

Total per Guest Pay room	$23.88	$24.65

Movie revenue per room decreased 4.7% to $18.01 this quarter as compared to $18.90 in the year earlier quarter, due to the impact of Hurricane Katrina and to fewer buys of Hollywood product. Based on the available information, we estimate the negative impact on movie purchases from Hurricane Katrina to be in the range of $0.11 to $0.14 per average Guest Pay Room. Revenue per room from other interactive services increased 2.1%, from $5.75 per month in the third quarter of 2004 to $5.87 in the current year quarter. The increase was primarily due to price changes associated with basic cable services and increased revenue from the high-speed Internet access (HSIA) services, TV on demand, and music products, and was offset in part by our TV Internet initiative that removed poorly performing rooms from service. The TV Internet initiative effectively decreased revenue by approximately $300,000 while lowering direct operating costs by approximately $900,000.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $818,000, or 46.8%, in comparison to 2004, primarily due to increased HSIA equipment sales, offset by a decrease in FTG only revenue.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $762,000, or 2.4% to $32.7 million in the third quarter of 2005 as compared to $32.0 million in the prior year quarter. As a percentage of Guest Pay revenue, Guest Pay direct costs remained level at 45.7% for the third quarter of 2005 compared to the same period last year.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $935,000 to $1.6 million in the third quarter of 2005 as compared to $694,000 in the prior year quarter, driven by increased sales activity of HSIA equipment.
Total direct costs were $34.4 million, an increase of $1.7 million as compared to $32.7 million in the third quarter of 2004. As a percentage of revenue, total direct costs increased to 46.4% in the third quarter of 2005 from 45.6% in the third quarter of 2004. Per average Guest Pay room, total monthly direct costs decreased to $11.47, or 0.4%, in the third quarter of 2005 compared to $11.52 in the prior year quarter.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended September 30:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	46.4%	45.6%	0.8%

Change drivers:
Internet related			-1.1%
Other direct costs (primarily HSIA system sales related)			1.4
Hotel commissions			0.5
			0.8%

     Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended September 30 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues

Operating expenses:
Guest Pay operations	$8,862	12.0	$8,503	11.9
Selling, general and administrative	6,249	8.4	5,939	8.3
Depreciation and amortization	16,729	22.6	19,162	26.7
Other operating expense	250	0.3	—	—

Total operating expenses	$32,090	43.3	$33,604	46.9

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $359,000, or 4.2%, in 2005 from the prior year quarter. The increase was primarily due to the 5.7% increase in the average number of rooms served and other increased costs such as labor, property taxes, freight and fuel and other vehicle related costs. These increases were offset in part by greater operating efficiencies associated with an expanding digital room base. As a percentage of revenue, Guest Pay operations expenses were 12.0% in the third quarter of 2005 as compared to 11.9% in the third quarter of 2004. Per average installed room, Guest Pay operations expense was $2.96 per month in the third quarter of 2005 as compared to $3.00 per month in the prior year quarter.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Selling, general and administrative expenses increased $310,000 or 5.2%, to $6.2 million during the current quarter as compared to $5.9 million the third quarter of 2004. The increase was driven primarily by compensation and energy impacted expenses, offset by lower professional fees related to engineering development costs. SG&A as a percentage of revenue was 8.4% in the current quarter compared to 8.3% in the third quarter of 2004. Per average Guest Pay room, SG&A expenses were $2.08 in the third quarter of 2005 compared to $2.09 in the prior year quarter.
Depreciation and amortization expenses decreased 12.7% to $16.7 million in the current year quarter versus $19.2 million in the third quarter of 2004. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets have been fully depreciated while the cost basis of more recently deployed Guest Pay Systems are lower. Per average Guest Pay room, depreciation and amortization expenses decreased 17.5% to $5.58 in the third quarter of 2005 compared to $6.76 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses decreased to 22.6% in the third quarter of 2005 from 26.7% in the third quarter of 2004.
Hurricanes Katrina and Rita affected approximately 20,700 of our hotel rooms. We are still assessing the damage at hotels affected by the hurricanes, and as of October 28, 2005, the estimated net book value of our equipment known to be a complete loss was in the range of $240,000 to $400,000. In the third quarter of 2005, we recorded an operating expense of $250,000 to cover that portion of the estimated damage to our equipment caused by these hurricanes that will not be covered by insurance. Our insurance coverage provides up to $2.5 million of property damage with a $250,000 deductible and we believe, based on the available information, it is probable that any property loss in excess of the deductible will be covered by our insurance. Our insurance policy also covers business income interruptions caused by these storms. We are working with the insurance company to recover lost profits as a result of these storms and believe we will be in a position to recognize such income in future periods. As of September 30, 2005, we have not recognized any recoveries for such lost business income.
Operating Income. As a result of the factors described above, operating income increased 43.0% to $7.7 million in the third quarter of 2005 compared to $5.4 million in the third quarter of 2004.
Interest Expense. Interest expense decreased $854,000 to $7.3 million in the current quarter versus $8.1 million in the third quarter of 2004. Average debt during the third quarter of 2005 was $303.0 million versus $336.4 million in 2004, a decrease of $33.4 million as compared to the third quarter of 2004. During the first nine months of 2005, we made a $10.1 million pay-down on our long-term debt. The average interest rate was 9.4% for the third quarter of 2005 as compared 9.3% in the prior year quarter.
Other (Expense) Income. In the third quarter of 2005, we recorded $192,000 of interest income and $62,000 of other income. In the third quarter of 2004, we recorded $89,000 of interest income.
Taxes. For the third quarter of 2005, we incurred state franchise taxes of $100,000 versus $26,000 during the third quarter of 2004.
Net Income (Loss). As result of the factors described above, net income was $585,000 for the third quarter of 2005, an increase of $4.1 million, as compared to a $3.5 million net loss in the year earlier quarter.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2005 and 2004
Revenue Analysis. Total revenue for the first nine months of 2005 increased 3.2%, or $6.5 million, in comparison to the first nine months of 2004. The following table sets forth the components of revenue (in thousands of dollars) for the nine months ended September 30:

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$202,013	97.0	$196,443	97.4
Other	6,236	3.0	5,319	2.6

	$208,249	100.0	$201,762	100.0

Revenue from Guest Pay interactive services increased $5.6 million, or 2.8% on a 5.5% increase in average number of rooms in operation, offset by a 2.2% decrease in revenue per room driven by lower movie buys. Guest Pay revenue per room decreased to $22.71 per month in the first nine months of 2005 from $23.30 per month in the first nine months of 2004. The following table sets forth information with respect to revenue per Guest Pay room for the nine months ended September 30:

	2005	2004
Average monthly revenue per room:
Movie revenue	$17.11	$17.75
Other interactive service revenue	5.60	5.55

Total per Guest Pay room	$22.71	$23.30

Movie revenue per room decreased 3.6% to $17.11 during the first nine months of 2005 as compared to $17.75 in the first nine months of 2004. Purchases of Hollywood content and independent films, most of which are unrated and intended for mature audiences, were lower on a per room basis. Revenue per room from other interactive services increased to $5.60 per month in the first nine months of 2005 as compared to $5.55 during the first nine months of 2005. The increase was primarily due to price changes associated with basic cable services and increased revenue from the high-speed Internet access (HSIA) services and TV on demand, offset in part by our TV Internet initiative that removed poorly performing rooms from service. Our TV Internet profit improvement initiative effectively decreased revenue by approximately $1.1 million while lowering direct operating costs by approximately $2.1 million.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $917,000, or 17.2%, in comparison to 2004. The increase is due to an increase in HSIA equipment sales and other revenue, offset by a decrease in FTG only revenue.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services, include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $1.6 million, or 1.8% to $89.4 million in the first nine months of 2005 as compared to $87.8 million in the first nine months of 2004. As a percentage of Guest Pay revenue, Guest Pay direct costs decreased to 44.3% in the first nine months of 2005 as compared to 44.7% for the first nine months of 2004, driven by our TV Internet initiative that removed poorly performing rooms from service.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $1.1 million to $3.3 million in the first nine months of 2005 as compared to $2.2 million in the prior year quarter. The increase was driven by greater sales activity of HSIA equipment, offset by lower FTG only programming costs.
Total direct costs were $92.7 million, an increase of $2.7 million as compared to $90.0 million in the first nine months of 2004. As a percentage of revenue, total direct costs decreased to 44.5% in the first nine months of 2005 from 44.6% in the first nine months of 2004. Per average Guest Pay room, total monthly direct costs decreased to $10.42, or 2.3%, in the first nine months of 2005 compared to $10.67 in the first nine months of 2004.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the nine months ended September 30:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.5%	44.6%	-0.1%

Change drivers:
Internet related			-0.9%
Other direct costs (primarily HSIA system sales related)			0.5
Hotel commissions			0.3

			-0.1%

Operating Expenses. The following table sets forth information in regard to operating expenses for the nine months ended September 30 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$26,311	12.6	$24,980	12.4
Selling, general and administrative	18,560	8.9	17,823	8.8
Depreciation and amortization	52,609	25.3	58,292	28.9
Other operating expense	250	0.1	—	—

Total operating expenses	$97,730	46.9	$101,095	50.1

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.3 million, or 5.3%, in 2005 from the first nine months of 2004. The increase was primarily due to the 5.5% increase in the average number of rooms served and increased costs such as labor, property taxes, freight and fuel. As a percentage of revenue, Guest Pay operations expenses increased to 12.6% in the first nine months of 2005 as compared to 12.4% in the year earlier period. Per average installed room, Guest Pay operations expense remained stable at $2.96 per month in the first nine months of 2005 and the prior year first nine months.
Selling, general and administrative expenses were $18.6 million an increase of $737,000 compared to $17.8 million in the first nine months of 2004. The increase was driven primarily by payroll and compensation related expenses, offset by bad debt recoveries and a decrease in engineering development costs. As a percentage of revenue, SG&A increased to 8.9% in the first nine months of 2005 compared to 8.8% for the first nine months of 2004. Per average Guest Pay room, SG&A expenses decreased to $2.09 in the first nine months of 2005 from $2.11 in the first nine months of the prior year.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Depreciation and amortization expenses decreased to $52.6 million in the first nine months of this year versus $58.3 million in the first nine months of 2004. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets have been fully depreciated while the cost basis of more recently deployed Guest Pay systems are lower. In addition, a technology asset became fully amortized at the end of 2004. As a percentage of revenue, depreciation and amortization expense decreased to 25.3% in the first nine months of 2005 versus 28.9% in the first nine months of 2004.
Hurricanes Katrina and Rita affected approximately 20,700 of our hotel rooms. We are still assessing the damage at hotels affected by the hurricanes, and as of October 28, 2005, the estimated net book value of our equipment known to be a complete loss was in the range of $240,000 to $400,000. In the third quarter of 2005, we recorded an operating expense of $250,000 to cover that portion of the estimated damage to our equipment caused by these hurricanes that will not be covered by insurance. Our insurance coverage provides up to $2.5 million of property damage with a $250,000 deductible and we believe, based on the available information, it is probable that any property loss in excess of the deductible will be covered by our insurance. Our insurance policy also covers business income interruptions caused by these storms. We are working with the insurance company to recover lost profits as a result of these storms and believe we will be in a position to recognize such income in future periods. As of September 30, 2005, we have not recognized any recoveries for such lost business income.
Operating Income. As a result of the factors described above, operating income increased 66.7% to $17.8 million in the first nine months of 2005 compared to $10.7 million in the first nine months of 2004.
Interest Expense. Interest expense decreased $2.3 million, or 9.6%, to $22.1 million during the first nine months of 2005. Average debt during the first nine months of 2005 was $307.5 million versus $339.9 million, a decrease of $32.4 million as compared to the first nine months of 2004. The debt reduction was primarily attributable to the $47.0 million pay-down of our Credit Facility through proceeds from our equity offering in July 2004. We also reduced our long-term debt by $10.1 million during the first nine months of 2005 and as a result, recognized a corresponding write-off of $143,000 in debt issuance costs. The average interest rate was 9.3% for the first nine months of 2005 as compared 9.4% in the same period last year.
Other (Expense) Income. In the first nine months of 2005, we recorded a $210,000 provision for state use tax and a charge of $248,000 for a Canadian music rights settlement. Other expenses were partially offset by interest income of $546,000. In the first nine months of 2004, we recorded $187,000 of interest income.
Taxes. For the first nine months of 2005, we incurred state franchise taxes of $332,000 versus $283,000 during the first nine months of 2004.
Net Loss. For the reasons previously described, net loss decreased to $4.7 million in the first nine months of 2005 from a net loss of $14.7 million in the prior year first nine months.

September 30, 2005

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
Revenue recognition:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three-years.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. Revenue from the sale and installation of our interactive system is recognized ratably over a one-year period after the equipment is installed. Under the contract terms for the first year, the system hardware and software maintenance elements are not separable because we are providing the maintenance service with no additional fee during the first year. The package price of the interactive system and software

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, reverts to a fixed monthly fee, which we recognize ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other provides and utilize the equipment and software installed by us.
•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 – 7
Customer acquisition costs	5 – 7
System components	5 – 7
Software costs	3 – 5
Other equipment	3 – 10

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
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
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005. The adoption of EITF 05-6 did not have an impact on our consolidated financial position or results of operations.
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-01 will not have a material impact on our consolidated financial position or results of operations.

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At September 30, 2005, we had bank, notes, and capital lease debt totaling $302.7 million. We have interest rate swap arrangements covering debt with a notional amount of $100.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $302.7 million and no variable rate debt at September 30, 2005. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Assuming other variables remain constant (such as debt levels), a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $29.9 million. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow from a one percentage point increase in interest rates would be zero as we have no variable rate debt at September 30, 2005. Effective January 1, 2006, the impact on earnings and cash flow from a one percentage point increase in interest rates would be approximately negative $496,000 on an annualized basis due to the maturity of a $50.0 million swap. At our discretion, we can enter into another swap agreement if we determine it to be economically favorable.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. In addition, portions of our assets are based in Canada and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first nine months of 2005 to materially impact consolidated results of operations or financial condition.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2005

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

September 30, 2005

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: November 7, 2005	/s/ Scott C. Petersen Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2005	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

September 30, 2005