Form 10-K
period 2005-12-31
LODGENET ENTERTAINMENT CORP
filed 2006-03-16
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
(605) 988 — 1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $212,000,000.
The number of shares of common stock of the Registrant outstanding as of March 6, 2006, was 18,258,143 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2005, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 77 pages, excluding exhibits. The exhibit index appears on page 46

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiary.
“LodgeNet “, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “SigNETure HDTV, and “Hotel SportsNET” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

LodgeNet Entertainment Corporation	i	Form 10-K 2005

PART I
Item 1 — Business
Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 300 million domestic and international travelers have access to our interactive television network annually, which is designed to make their hotel stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of December 31, 2005, we provided television services to approximately 6,100 hotel properties serving over one million rooms. In addition, LodgeNet began delivery of on-demand patient education, information and entertainment to healthcare facilities in the United States.
We provide a wide range of interactive television services, including on-demand movies, on-demand games, music and music videos, subscription sports programming and television on-demand programming. We generally refer to these products as guest pay interactive services and guests typically purchase these services on a per-view, hourly, or daily basis. Our service package may also include satellite-delivered basic and premium television programming and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge, which we generally refer to as free-to-guest services. In addition, we provide high-speed Internet access services to some of our hotel customers.
We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Starwood Hotels and Resorts (Westin, W Hotels, Sheraton, Four Points), Marriott (The Ritz Carlton, Marriott, Courtyard by Marriott), Carlson Hospitality (Radisson, Park Plaza, Country Inn & Suites, Park Inn), Felcor (Hampton Inn, Homewood Suites, Marriott, Courtyard by Marriott, Westin, Sheraton, Crown Plaza, Fairfield, Holiday Inn), Interstate (Wyndham, Courtyard by Marriott, Radisson, Comfort Inn, Four Points, Amerisuites), Kimpton, LaQuinta, Omni Hotels, Outrigger, Harrah’s, Grand Casinos, and Wingate Inn, as well as many independent properties.
As shown in the table below, over the past five years, we have experienced a 27% increase in revenue and a 148% increase in operating income. Dollar amounts are shown in thousands, except for room data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operations Data:
Total rooms served (1) (3) (4)	1,053,806	1,034,605	994,127	952,673	890,546
Total Guest Pay interactive rooms (1) (4)	1,001,929	974,798	924,643	876,348	812,149
Total Digital rooms (1) (2)	629,085	508,979	385,426	265,097	115,378

Total revenues	$275,771	$266,441	$250,149	$234,990	$216,895
Operating income	22,693	12,970	6,500	5,975	9,120
Depreciation and amortization	69,862	77,045	78,459	75,918	66,008
Share-based compensation	288	198	—	—	—
Interest expense	29,351	31,891	34,239	33,037	30,306
Net loss	$(6,959)	$(20,781)	$(35,052)	$(29,126)	$(26,408)

Cash provided by operating activities	$64,285	$60,614	$48,563	$43,769	$46,477
Cash used for investing activities	(51,455)	(54,350)	(53,618)	(70,708)	(77,995)

Difference	$12,830	$6,264	$(5,055)	$(26,939)	$(31,518)

(1)	End of year statistics. Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition (HD), digital and tape-based systems.

LodgeNet Entertainment Corporation	1	Form 10-K 2005

(2)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within respective hotels. Digital rooms are included with the total Guest Pay interactive rooms and represent 62.8% of the Guest Pay interactive rooms served as of December 31, 2005.

(3)	Total rooms served include Guest Pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	As a result of Hurricane Katrina, room count as of December 31, 2005, was reduced by 8,195 rooms.
We provide our services directly to hotel customers and their guests throughout the United States and Canada, and through licensing arrangements with companies in other select countries. Typically, our contracts with hotels are exclusive and have initial, non-cancelable terms of five to seven years. As of December 31, 2005, the average remaining contract term was approximately 38 months and equals approximately 38.5 million room months under contract. The exclusive nature of these contracts allows us to estimate (based on historical information and certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision. Typically, our contracts with hospital and adjacent markets are structured that we sell the equipment and enter into a software license arrangement plus enter into a three to five year service contract for programming content and maintenance of the system.
We design, develop, and operate the interactive television systems that are installed at hotel properties, the vast majority of these systems are owned by us, although in some cases hotels purchase the systems from us. The interactive system connects each individual hotel room to a server, referred to as the “headend,” located in the hotel. Because of the flexible and modular design of the system architecture, we can typically upgrade our software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.
We also provide high-speed Internet access services through the sale and installation of equipment to subscribing hotels. We receive monthly service fees from such hotels for technical maintenance and call center support services following the initial installation.
In 2001, we began deploying a digital system, which has allowed us to introduce new products such as SigNETure TVSM. As of December 31, 2005, we had installed our digital system in approximately 629,000 rooms, or 62.8% of our installed Guest Pay interactive base. In addition to the on-demand movies, video games, and other services provided by our tape-based systems, the digital system offers the following:
•	increased variety and availability of on-demand movies;

•	television on-demand programming;

•	digital music and music videos;

•	subscription sports programming;

•	Internet on television;

•	access to Internet-sourced content;

•	on-screen controls that allow the guest more viewing control and flexibility;

•	improved guest marketing and merchandising capabilities; and

•	system architecture that receives video and music content via a satellite distribution network, resulting in operating cost reductions.
We plan to continue to install the interactive digital system in all newly installed hotel properties and in selected existing sites as current service contracts are successfully renewed and extended.
In 2004, we announced the formation of a sales and marketing relationship with McKesson Corporation, the world’s largest healthcare services and information technology company, to offer our interactive television system and content as part of McKesson’s Horizon PatientVisionTM system. During 2005, we focused on developing our Healthcare business and had nine facilities under contract as of December 31, 2005. In this market, we sell our

LodgeNet Entertainment Corporation	2	Form 10-K 2005

interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare facilities sold by LodgeNet or through MDM Commercial as a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We will continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2006.
We are focused on executing our long-term business strategy, which is summarized as follows:
•	expand our interactive television and broadband networks

•	increase guest room revenue and gross profit

•	expand into healthcare and other adjacent markets

•	increase the profitability of our business model; and

•	strengthen our balance sheet and generate increasing levels of cash flow
Corporate Information
We are a Delaware corporation with our principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107. Our telephone number is (605) 988-1000.
Markets and Customers
Domestic Market. The primary market for our interactive television network is predominantly the mid-size and large hotel segments within the United States and Canada. Based on industry sources, we estimate that these segments account for approximately 75%, or 3.7 million of the lodging industry’s estimated 4.9 million rooms. In addition to over one million rooms served as of December 31, 2005, we believe that growth opportunities are available through (i) supply growth within the lodging industry, (ii) rooms currently served by other service providers when their contracts expire, and (iii) economically-viable rooms not yet served by any provider.
Diversified Customer Base. We believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2005, no single state or province accounted for more than 11% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Starwood Hotels and Resorts (Westin, W Hotels, Sheraton, Four Points), Marriott (The Ritz Carlton, Marriott, Courtyard by Marriott), Carlson Hospitality (Radisson, Park Plaza, Country Inn & Suites, Park Inn), Felcor (Hampton Inn, Homewood Suites, Marriott, Courtyard by Marriott, Westin, Sheraton, Crown Plaza, Fairfield, Holiday Inn), Interstate (Wyndham, Courtyard by Marriott, Radisson, Comfort Inn, Four Points by Sheraton, Amerisuites), Kimpton, LaQuinta, Omni Hotels, Outrigger, Ritz Carlton, Harrah’s, Grand Casinos, and Wingate Inn, as well as many independent properties. During 2005, hotels covered by the master services agreement with Hilton, which was signed in 2000, represented approximately 18.1% of our consolidated revenue, of which, the Hilton owned properties account for less than 5%. Each property is subject to an individual seven-year property level agreement. No other master service agreement accounts for more than 10% of our consolidated revenue.
International Market. We also provide services in select international markets — primarily countries located in Central and South America — through licensing arrangements with companies in these areas. Under these arrangements, we do not make any capital investment. Instead, we sell equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. Financial information related to our operating segments and international operations is included in Note 17 of our consolidated financial statements. In 2006, we are planning to deploy our digital systems into various international markets.
Healthcare and Adjacent Markets. During 2005, we continued to develop our product offering and presence in the healthcare industry and as of December 31, 2005 had nine facilities under contract. In this market, we sell our interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare

LodgeNet Entertainment Corporation	3	Form 10-K 2005

facilities sold by LodgeNet or through MDM Commercial as a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We will continue to pursue opportunities in the healthcare market and expect to contract and install additional healthcare facilities in 2006. We are also investigating other adjacent markets into which we can sell our interactive television system, including timeshare developments and travel centers.
Services and Products
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of our system architecture enables us to provide interactive features, such as on-demand movies, on-demand games, music and music videos, subscription sports programming, and television on-demand programming. In 2006, we are planning a rollout of our new Hotel SportsNETSM service, which will provide guests the ability to purchase daily subscriptions to certain professional and college sports television packages. In 2005, our programming packages included NBA LEAGUE PASS, NFL SUNDAY TICKET, ESPN’s GamePlan and Full Court packages. Our intention is to secure additional programming rights from other professional sports leagues. Guest Pay interactive revenue packages may also include satellite-delivered basic and premium television programming, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge. Television programming is typically delivered through a long-term agreement with DIRECTV via satellite and distributed to approximately 51% of our guest rooms over the internal hotel network, and typically includes premium channels, such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN.
In 2001, we began wide-scale deployment of our digital system. In addition to the movies and games already offered on our tape-based systems, the digital system allows guests to choose from an expanded menu of video on an on-demand basis as well as other forms of programming, including digital music services, television on-demand programming and access to Internet content through the television. The range of services offered is greater in those rooms equipped with a digital system versus those with a tape-based system and, therefore, digital equipped rooms generated to approximately 50% greater revenue in 2005. Additionally, the interactive digital systems are equipped so that content such as on-demand movies and music content are updated and delivered via satellite to our system within each hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the content, but also ensures that all of the hotels we serve with a digital system can offer the content as of the first date available for exhibition.
In 2003, we launched the SigNETure TVSM configuration of our digital system. This system, coupled with our LodgeNet Media Management System (LMMS), gives us the ability to better market and merchandise our content to hotel guests, and gives our hotel customers many benefits, including allowing hotels to:
•	customize the “look and feel” of the user interface;

•	use the system for the hotel’s internal branding or marketing campaigns; and

•	use the system to provide information regarding other hotel services.
We believe that SigNETure TVSM offers us a competitive advantage and will increase our hotel customers’ loyalty. As a result, we expect that the continued deployment of the SigNETure TVSM system will facilitate revenue growth by enhancing our competitive advantage when signing new hotel contracts and through marketing of our products to hotel guests.
In 2005, we launched our SigNETure HDTVSM offering. This digital system configuration gives us the ability to deliver High Definition (HD) free-to-guest and HD VOD programming to guest rooms where hotels have purchased HD displays. Rooms that do not have HD displays continue to receive our SigNETure TVSM offering. As they transition to HD television service, we believe that we are positioned to meet the needs of our hotel customers.

LodgeNet Entertainment Corporation	4	Form 10-K 2005

The revenues generated from Guest Pay interactive services are dependent upon a number of factors, including:
•	the number of rooms equipped with our interactive television system;

•	the range of interactive television and broadband services offered at each hotel;

•	the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives;

•	the profile of the guest at each property;

•	the price of the service purchased by the hotel guest; and

•	the occupancy rate at the property.
Our ability to increase the number of rooms served by our network is dependent on a number of factors, including the desirability of our technology, new hotel construction, and our ability to market our services to hotels upon expiration of competitors’ contracts with those hotels. Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives. The price charged for each programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. In addition, our LodgeNet Media Management System (LMMS) allows us to refresh interactive menus, promote different products and different titles to different demographics, change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns.
Other Services. In addition to the sales of equipment to our international markets, during 2005 we continued to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides services 7 days a week.
We also generate revenue from the sale of content and services directly to our hotel customers, which are generally provided free to hotel guests. Included in these services is satellite-delivered basic and premium television programming for which the hotel pays us a fixed monthly charge per room. We provide this service to approximately 23,000 rooms and compete with local cable television operators by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel for the services provided.
Operations
Contracts. We provide Guest Pay interactive television services under contracts with lodging properties that generally run for a term of five to seven years. Over the five-year period ended December 31, 2005, the average initial term of new contracts was six and a half years. Our contracts typically provide that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for Guest Pay interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. These contracts also typically grant us a right of first refusal regarding the provision of additional video related services to the hotel. Under these contracts, we generally install our interactive television network in the hotel free of charge and retain ownership of all equipment utilized in providing our services (except for the television sets, which are owned by the hotels). The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. We also offer to certain hotel customers who would not otherwise qualify for installation of our systems, the opportunity to purchase our systems combine with long-term service maintenance and content agreements with us.
For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on

LodgeNet Entertainment Corporation	5	Form 10-K 2005

substantially similar terms. As of December 31, 2005, the average remaining life of our current Guest Pay interactive contracts is approximately 38 months and equals approximately 38.5 million room months under contract. Approximately 19% of current Guest Pay rooms are up for renewal prior to 2007.
Customer Retention and Acquisitions. Over the last five years, we have de-installed an average of approximately 2% to 3% of our installed base per year. In a number of those instances, we elected not to renew the hotel contract as it did not meet our minimum return on investment criteria or credit risk profile. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe and other regions through long-term licensing agreements or other arrangements with entities in those areas.
Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. During 2005, we secured the right from two motion picture studios to distribute major motion pictures in HD format. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming, including HD format programming, through an agreement with DIRECTV, which expires in January 2010, whereby we pay a fixed monthly fee per property served. We also have agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe that our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a third party vendor, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtain the rights to exhibit sporting event content for which we pay a predetermined percentage of gross revenue. Our systems allow us to measure guests’ entertainment selections and adjust our programming and the pricing of the programming to respond to viewing patterns.
Technology, Product Development, and Patents. We design and develop our own interactive television systems. Because such systems utilize an open architecture design incorporating industry standard interfaces, historically we have generally been able to upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. Our interactive television system incorporates our scaleable broadband system architecture with commercially manufactured, off-the-shelf electronic and computer components and hardware.
Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in real time to input commands from guests. This capability combined with our menus and guest interface screens enables us to provide guests with sophisticated interactive television services that include: on-demand movies with pause, skip, forward, back and save functionality, network-based video games, music services, Internet viewing and a variety of other interactive services. Our system also interfaces with the hotel systems allowing guests to review room charges, checkout, take guest surveys and view interactive information about the hotel and its services.
Our interactive television systems consist of equipment located within the guest room and associated equipment required for the generation, reception, storage, amplification and modulation of signals located elsewhere in the hotel. Typical in-room equipment includes a terminal unit and a hand-held television remote control. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard or a video game controller. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s coax network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the Guest Pay

LodgeNet Entertainment Corporation	6	Form 10-K 2005

interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.
In addition, we are securing and developing technologies that enable us to deliver high-definition television (HDTV) and other digital content to our hotels and their guests. These developments extend our digital platform with new technology including “boxless” digital televisions and set-top or set-back boxes that are able to decrypt and decode this digital content in the guestroom. These HD systems are contrasted with our existing systems that deliver an analog signal to the room from either an analog tape-based or digital storage device. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights.
Our LodgeNet Media Management System (LMMS) allows us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
At those properties where we have sold High-Speed Internet Access (HSIA) systems, the systems consists of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. We provide a Visitor Based Networking (VBN) server that manages connections between the guest and the Internet. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.
Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 10 United States patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems. We also license industry-related technology from third parties.
We use a number of registered and unregistered trademarks for our products and services. We have pending applications for registration of certain unregistered trademarks, and those trademarks for which we have not sought registration are governed by common law and state unfair competition laws. Because we believe that these trademarks are significant to our business, we have taken legal steps to protect our trademarks in the past and intend to actively protect these trademarks in the future. We believe that our trademarks are generally well recognized by consumers of our products and are associated with a high level of quality and value.
Sales and Marketing. For the lodging market, we focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our Guest Pay interactive services to hotel guests. Our sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. We market our services and products to hotels by advertising in industry trade publications, attending industry trade shows and direct marketing. Sales activities are coordinated from our headquarters. Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.
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
For the healthcare market, we sell our interactive systems to and earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. In this market, we sell our interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare facilities sold by LodgeNet or through MDM Commercial as a licensed sales agent.
Installation Operations. Once a contract has been signed with a hotel or health care facility, our installation personnel prepare engineering surveys for each site, install our systems, train the site staff to operate the systems and perform quality control tests. Due to our geographically diversified customer base, we have determined that it is usually more cost effective to utilize subcontracted installation teams. In 2005, subcontractors completed approximately 88% and

LodgeNet Entertainment Corporation	7	Form 10-K 2005

95% of our new room and conversion of tape-to-digital installations, respectively. We work closely with our company-trained subcontractors and have a separate quality control department to regularly monitor quality standards. In our Healthcare business, we utilize both internal installation personnel and subcontractors to install the interactive systems we sell to McKesson or individual healthcare facilities.
Service Operations. We believe that high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from 27 locations throughout the United States and Canada, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative. Currently, the company-employed service organization has responsibility for approximately 90% of our Guest Pay interactive hotel rooms. Service personnel are responsible for all preventive and corrective systems maintenance. Our well established service organization is also utilized to support interactive systems sold to healthcare facilities.
We maintain a toll-free customer support hot line, TechConnection, which is staffed 24 hours a day, 365 days a year by company trained and employed support technicians. The on-line diagnostic capability of our systems enables us to identify and resolve approximately 60% of reported system service issues from our service control center without visiting the hotel property. When a service visit is required, the modular design of our systems permits service personnel to replace only those components that are defective at the hotel site.
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
Competition
Based on the number of hotels and rooms served, we are one of the world’s largest providers of interactive television and broadband solutions to hotels, resorts and casino hotels, serving over 6,100 hotels and one million rooms. Competition in this industry is very active. In our competition for the time and attention of the hotel guest we compete against virtually all aspects of the entertainment and communications industry. Market participants include, but are not limited to:
•	other interactive television service providers such as On Command Corporation (a wholly-owned subsidiary of Liberty Media Corporation), Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, InRoom Video, Kool Connect, SeaChange, Verizon, SVI and other international providers, such as Quadriga and Acentic;

•	cable, television and broadband service providers, such as Charter Communications, Comcast, Cox Cable and Time Warner;

•	direct broadcast satellite companies such as DIRECTV and EchoStar Communications;

•	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

•	internet service providers and high-speed portals such as but not limited to iBahn, Wayport, Guest-Tek, Time Warner, Yahoo, Google and T-Mobile;

•	companies offering web sites that provide on-demand movies;

•	rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms and on other portable viewing devices; and

•	hotels that offer in-room laptops with Internet access or other types of Internet access systems.
Lodging industry guests also obtain entertainment and information from print media such as newspapers, magazines and books, concerts, sporting events, movie theatres and other in-room devices such as laptop computers and

LodgeNet Entertainment Corporation	8	Form 10-K 2005

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
Competition with respect to hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are:
•	the features and benefits of the service offering and Internet systems;

•	the quality of the vendor’s technical support and maintenance services;

•	the financial terms and conditions of the proposed contract, including commissions to the hotel; and

•	the ability to complete system installation in a timely and efficient manner.
In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe that our competitive advantages include:
•	our history of innovation;

•	our diverse client base;

•	our proven ability to retain existing customers and secure new ones;

•	our technically-innovative digital platform;

•	our high definition platform;

•	our flexible SigNETure TVSM system;

•	our LodgeNet Media Management System; and

•	our experienced management team and sales organization.
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

LodgeNet Entertainment Corporation	9	Form 10-K 2005

Business Strategy
Expand our interactive television and broadband networks. Within our target market of mid-size and large hotels, we believe opportunity exists for the continued growth of our interactive television and broadband solutions networks. We believe that growth opportunities are available from (i) supply growth within the lodging market, (ii) rooms currently served by other service providers when their contracts expire, and (iii) economically-viable rooms not yet served by any provider. We also believe that the features and benefits of our digital and high-definition SigNETure TVSM platforms, the capabilities of our proprietary content management system, plus the quality of our nationwide service network provide us with a competitive product/service offering that will enable us to continue to secure long-term contracts within the US and Canadian lodging markets. Internationally, we intend to continue to expand into selected countries in Asia, Latin America, South America, Europe and other regions through licensing agreements with entities in those areas. We may also consider select acquisitions to further our network expansion objectives.
Increase guest room revenue and gross profit. We plan to increase the revenue and gross profit we realize per average installed interactive television room by (i) increasing the penetration of the digital platform within our Guest Pay interactive room base, (ii) expanding the scope of the programming and broadband services available through our networks, (iii) enhancing our guest marketing activities, (iv) eliminating unprofitable content services and (v) by creating new, advertising-based revenues. We intend to continue installing our interactive digital system in all newly contracted properties, and in select currently-served properties in exchange for long-term contract extensions for our services. During 2005, our interactive digital system generated approximately 50% more revenue per average installed room than our traditional tape-based rooms. We believe that the digital rooms generated greater revenue because of (a) the increased variety and breadth of content available through the digital system, (b) its enhanced marketing capabilities, (c) its ability for the guest to pause, rewind or save a purchased selection, and (d) the quality of the rooms into which we are installing our digital system. During 2006, we also plan to begin installing Hotel SportsNetSM, our pay-per-day subscription sports service which features games from the NFL, NBA, NHL and ESPN, into approximately 75,000 to 100,000 rooms on our interactive television network. We also plan to remove our TV-based Internet access service from approximately 50,000 to 100,000 rooms where the cost of providing the service approximately equals or exceeds the revenue we generate from the service. Lastly, we are seeking to create a new revenue stream based on the value of presenting advertising or marketing messages to the guests viewing our interactive television network. We believe this revenue source represents new long-term revenue opportunity.
Expand into healthcare and other adjacent markets. In 2005, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we intend to sell our interactive system and license our software to McKesson or individual healthcare facilities, and earn recurring revenues from the provision of hardware and software service and maintenance activities, and the sale of entertainment content. In addition to McKesson, we have a relationship with a healthcare television sales organization, which also represents our interactive television system in the healthcare market.
In addition, we are investigating other adjacent markets into which we can sell our interactive television system. We recently signed an agreement with IdleAire Technologies for the sale and installation of our digital system into travel centers and terminals. IdleAire is planning to install its patented Advanced Truckstop Electrification (ATE) systems in approximately 210 travel centers and terminal locations, having more than 13,000 total spaces, over the next fifteen months. IdleAire will be purchasing our interactive television platform, licensing our software, and contracting with us for a variety of entertainment options as part of its overall service offering.
Additionally, we have sold our system to several timeshare developments on similar terms. We estimate that the timeshare market has approximately 158,000 units in the United States, most of which do not have interactive television services. In these markets, we intend to sell our system and license our software, and earn recurring revenue from the provision of hardware and software maintenance and sale of entertainment content. We may explore other markets in which to sell our interactive television systems or corporate core competencies, including international expansion or other niche markets. In these markets, we will seek to structure business terms and models similar to those described above.
Increase the profitability of our business model. Complementing our room and revenue growth objectives is our continuing goal of increasing the profitability of our business model by (i) reducing direct and overhead expenses

LodgeNet Entertainment Corporation	10	Form 10-K 2005

and (ii) reducing depreciation expense, both measured on a percentage of revenue and on a per-installed room basis. For our digital systems, we distribute our movie, television on-demand programming and music content via satellite, thereby eliminating videotape, copying, shipping and handling costs as well as the cost of a technician’s visit to the hotel to update the content. In addition, our sales, general and administrative costs are no longer closely correlated to the addition of incremental rooms to our network, and it is our intent to manage the growth of these costs at a rate lower than the growth rate of our revenue and room base. Lastly, we intend to continue to segment our product offerings, increase our installation efficiencies, and use our product design and development expertise to make system improvements, all with the goal of decreasing the cost of installing a digital room. In 2005, the cost of installing a new digital room was $340 per average room, which was down from $364 and $405 per average room in 2004 and 2003, respectively.
Strengthen our balance sheet and generate increasing levels of cash flow. We are also focused on strengthening our balance sheet and increasing the level of cash flow we generate from our business. During 2005, we generated $64.3 million of cash from operations, an increase of 6.1% over 2004, and $12.8 million of net free cash flow, which we define as cash from operations minus all capital investment activity. This represented a $6.6 million improvement over 2004. On a pre-expansion basis, cash flow from operations minus general corporate and contract extension-related capital investments equaled $37.2 million in 2005. This result was 9.7% greater than that generated in 2004. Our consolidated total leverage ratio was 3.16 at the end of 2005, compared to 3.48 at the end of 2004. We intend to manage our cash flow and our capital investment activities to generally increase our net free cash flow and decrease our leverage ratios over time.
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

LodgeNet Entertainment Corporation	11	Form 10-K 2005

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
Employees
As of December 31, 2005, we had 809 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. We have not experienced any significant labor problems and believe that our relationships with our employees are good.
Web Site Access to SEC Filings
Our web site address is http://www.lodgenet.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including all amendments to those reports, available free of charge on our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Item 1A — Risk Factors
We have experienced substantial net losses. If we cannot become profitable or generate sustained levels of net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing, it could have a harmful effect on our results of operations, business and the value of our common stock. We experienced net losses of $7.0 million; $20.8 million and $35.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, we had an accumulated deficit of $304.3 million. We expect to continue to reduce the level of net loss in 2006 and expect to have net income on a trailing twelve-month basis in the next 12-15 months, absent of unforeseen events or modifications to our business plan.
We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on the hotel in-room entertainment business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment service providers that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites that provide on-demand movies, rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels that offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business. A continuing trend toward business combinations and alliances in both domestic and foreign entertainment service industry may create significant new competitors for us. Many of these combined entities could have resources far greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. Our competitors may also offer services sooner and at more competitive rates than we do. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases. Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to achieve net free cash flow, which would harm our business.

LodgeNet Entertainment Corporation	12	Form 10-K 2005

Due to the capital commitment required to install our system equipment, it generally has not been cost-effective for us to install our system at hotels with fewer than 75 guest rooms or low occupancy rates or low average room rates. Our competitors who may have substantially greater financial and other resources than we do may develop a technology that is more cost effective than ours. As a result, our competitors may be in a better position than we are to increase market share in the lodging industry and could adversely affect our ability to attract and retain customers.
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
To help mitigate the impact of reductions in hospitality industry occupancy rates on our financial conditions and results of operations, we continue to explore new markets, such as healthcare and travel centers, for our products and services and to control expenses and capital spending. We plan to reassess our operating and capital expenditure plans periodically to respond to changes in the economic environment. Additionally, our room base is geographically diversified, with more than two-thirds of properties served being in highway or suburban locations. Less than 5% of the room base is concentrated in each of the top ten urban areas of the United States. By serving a wide variety of geographically dispersed properties, we mitigate reliance on any one geographic sector.
New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology such as new video formats, downloading or alternative methods of product delivery and distribution channels such as the Internet or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. While we mitigate risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that we will continue to be successful in these efforts. The advent of Digital Television (DTV) and IPTV, including the introduction of high-definition television (HDTV), is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including feature-length movies on personal computers. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes. If other technologies become affordable and viable alternative methods of content delivery that are widely supported by studios and adopted by consumers emerge, our business could be adversely affected.

LodgeNet Entertainment Corporation	13	Form 10-K 2005

If we fail to develop new products and product enhancements, our business and prospects could be harmed. We have a continuing product development program designed to develop new products and to enhance and improve existing products. The successful development of products and product enhancements is subject to numerous risks, both known and unknown, including:
•	unanticipated delays;

•	access to capital;

•	budget overruns; and

•	technical problems.
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
We may have to incur significant capital expenditures in order to adapt to technological change. The television-based interactive service industry has been, and is likely to continue to be subject to:
•	rapid and significant technological change, including continuing developments in technology that do not presently have widely accepted standards; and

•	frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content.
New technologies may emerge that may be superior to, or may not be compatible with some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we may have to incur capital expenditures to support digital or high definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
Our business could be harmed if we are unable to protect our proprietary technology. We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued within the scope of claims sought, if at all, or whether any patent issued will be challenged or invalidated. In addition, we have applied or plan to apply for corresponding patents and patent applications in several foreign countries for some of our existing patents and patent applications. There is a risk that these patent applications will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States can provide patent protection from the date of filing but are not publicly disclosed until 18 months after the patent application has been filed, other patent applications may have been filed in those previous 18 months which relate to our technology and of which we are unaware. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology, which could harm our business.

LodgeNet Entertainment Corporation	14	Form 10-K 2005

If our products or services employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past - and may be in the future — that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting form infringement claims, whether or not proven to be true, may harm our business and prospects.
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
Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of movies and the movies being made available to the home market. We receive our movies directly from movie studios and the timing is at the studios’ discretion. Historically, we have received movies prior to their being more broadly distributed via movie rental or retail stores. The “window of release” has yielded a competitive advantage, as hotel guests have been able to view movies in the hotel rooms prior to being able to rent or purchase them for home viewing. Recently, this advance window of release has been reduced and a further reduction or elimination of this advance window of release could adversely affect our revenue. In addition, if a studio delays release of a movie to us in a manner inconsistent with past practices, we may not be able to generate as much revenue from such movie as we could have with an earlier release date.
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

LodgeNet Entertainment Corporation	15	Form 10-K 2005

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
Our revenue is affected by seasonality and dependent on other factors beyond our control. Our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms that buy movies or other services at the property, and the price of the services. Occupancy rates vary based on the property’s location, its competitive position with the marketplace, seasonal factors, general economic conditions, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises, and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms that buy movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies and other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.
Opportunities to expand our installed customer room base may be limited, so we may be unable to grow our revenue. We believe that growth opportunities are available through (i) supply growth within the lodging industry, (ii) rooms currently served by other service providers when their contracts expire, and (iii) economically-viable rooms not yet served by any provider. However, while new hotel construction and hotel expansions offer an opportunity to expand our customer base, increases in un-served rooms due to the addition of new hotel rooms in any given year are generally not substantial. Additionally, there are no assurances that we will be able to secure contracts from hotels currently being served by other service providers or to secure contracts from properties currently not served by any provider. We may choose not to make capital or other expenditures, which would adversely affect growth if our cash management strategy calls for us to conserve available resources. Even if we are willing to make such expenditures, we may not be successful in our efforts to further expand our installed customer room base. These circumstances may limit our ability to expand our installed room base, which in turn could limit our ability to grow revenue.

LodgeNet Entertainment Corporation	16	Form 10-K 2005

We may not have adequate capital resources to carry out our business plan, which could have a harmful effect on our business and prospects. We may have insufficient capital resources to carry out our business plan if our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms. This would have the following adverse impacts on our business and prospects, among others:
•	we may be required to delay or be unable to make the capital expenditures necessary to expand or maintain our customer base or to continue to deploy our digital systems and other technological advances throughout our installed room base;

•	we may have insufficient capital to make payments on our outstanding indebtedness as they become due;

•	we may have to delay or limit our product development activities; and

•	we may be required to seek additional capital through additional equity or debt financings, asset sales, collaborative arrangements or other sources, which may not be available to us on a timely basis, if at all, or may not be available on acceptable terms.
We have substantial debt and significant interest payment requirements. As of December 31, 2005, we had $292.0 million of debt outstanding. Subject to restrictions on our Credit Facility and instruments governing our debt securities, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our level of debt could have significant consequences on our business, including the following:
•	we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

•	we will need to use a large portion of our cash flow to pay interest on borrowings under our Credit Facility and other debt instruments, which will reduce the amount of money available to fund operations, capital expenditures and other activities;

•	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

•	we are more vulnerable to economic downturns and adverse development in our business;

•	we may not have the flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services; and

•	our various debt instruments contain cross-default provisions; if we default under any of these instruments, such default could constitute a default under our other debt instruments and may result in the acceleration of such indebtedness.
Covenant restrictions under our Credit Facility and instruments governing our debt securities may limit our ability to operate our business. Our Credit Facility and the instruments governing our debt securities contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our Credit Facility and debt securities restrict, among other things, our ability and the ability of our subsidiary to:
•	borrow money;

•	pay dividends or make distributions;

•	purchase or redeem stock;

•	repay subordinated indebtedness before its stated maturity date;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales;

•	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.
In addition, the indenture for our 9.50% Notes and Credit Facility and other material agreements require us to maintain specified financial ratios and satisfy certain financial condition tests that may require us to reduce our debt or to act in a manner contrary to our business objectives. Our Credit Facility also includes a covenant that would

LodgeNet Entertainment Corporation	17	Form 10-K 2005

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
Our data systems could fail or their security could be compromised. Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
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
Item 3 — Legal Proceedings
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

LodgeNet Entertainment Corporation	18	Form 10-K 2005

Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. The various bankruptcy cases were consolidated for court management and trustee administration purposes into one case, which was converted into a Chapter 7 liquidation. As a result of the bankruptcy filings, our claims against the Uries and Gamet are stayed. Based on our prior research, analysis, and other due diligence information, we expected to receive installment payments on the promissory note beginning in June 2005. Subsequent to December 31, 2004, we were informed that the maker of the note that had been assigned to us, had ceased making payments, claiming a right of set-off against the Uries. We are challenging this action as a violation of the automatic stay in the bankruptcy case and are challenging the alleged set-off rights. However, based on this new information, we believe the probability of collection on the Note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note.
Item 4 — Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ National Market System (“NASDAQ NMS”) under the symbol “LNET”. Our common stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of our initial public offering. As of March 6, 2006, there were outstanding 18,258,143 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low closing sales prices of our common stock as reported by NASDAQ NMS.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2005	18.84	16.93	March 31, 2004	19.82	18.26
June 30, 2005	19.51	15.62	June 30, 2004	20.69	16.26
September 30, 2005	18.08	14.00	September 30, 2004	17.01	13.17
December 31, 2005	14.82	11.82	December 31, 2004	17.69	13.43
On March 6, 2006, the closing price of our common stock, as reported by NASDAQ NMS was $14.10. Stockholders are urged to obtain current market quotations for our common stock. As of March 6, 2006, we have 120 stockholders of record with approximately 99.11% of the shares held in “street name”. We estimate that as of March 6, 2006, we had more than 1,300 beneficial owners of our common stock.
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

LodgeNet Entertainment Corporation	19	Form 10-K 2005

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
If we are acquired without the approval of the directors who are neither officers nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 15% of our common stock without such approval, the rights become exercisable for common stock with a market value of two times the exercise price.
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

LodgeNet Entertainment Corporation	20	Form 10-K 2005

Item 6 — Selected Financial Data
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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues:
Guest Pay	$267,754	$258,571	$243,732	$226,238	$206,001
Other	8,017	7,870	6,417	8,752	10,894

Total revenues	275,771	266,441	250,149	234,990	216,895
Direct costs (exclusive of operating expenses and depreciation and amortization)	123,228	119,193	111,947	100,782	92,090
Operating expenses	129,850	134,278	131,702	128,233	115,685

Income from operations	22,693	12,970	6,500	5,975	9,120

Investment gains (losses)	—	—	250	872	(2,790)
Litigation settlements (1)	—	—	—	(2,700)	—
Write-off of debt issuance costs (2)	(272)	(810)	(7,061)	—	(2,091)
Interest expense	(29,351)	(31,891)	(34,239)	(33,037)	(30,306)
Other (expense) income, net	421	(629)	(43)	314	348

Loss before income taxes	(6,509)	(20,360)	(34,593)	(28,576)	(25,719)
Provision for income taxes (3)	(450)	(421)	(459)	(550)	(689)

Net loss	$(6,959)	$(20,781)	$(35,052)	$(29,126)	$(26,408)

Net loss per common share (basic and diluted)	$(0.39)	$(1.36)	$(2.80)	$(2.35)	$(2.16)

Other Data:
Capital expenditures (4)	$51,855	$54,917	$52,868	$72,115	$78,386
Average cost per room — new installation	$340	$364	$405	$438	$456
Depreciation and amortization	$69,862	$77,045	$78,459	$75,918	$66,008
Share-based compensation	$288	$198	—	—	—

Non-Financial Operating Data:
Total rooms served (5) (6) (7)	1,053,806	1,034,605	994,127	952,673	890,546
Guest Pay interactive rooms served (5) (7)	1,001,929	974,798	924,643	876,348	812,149
Rooms with Digital services (5)	629,085	508,979	385,426	265,097	115,378
Free-to-guest rooms served (5)	536,984	525,436	500,170	477,698	449,485
Average monthly revenue per Guest Pay room:
Movie revenue	$17.00	$17.39	$17.55	$17.77	$17.93
Other interactive service revenue	5.53	5.47	5.04	4.57	4.48

Total	$22.53	$22.86	$22.59	$22.34	$22.41

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$20,742	$24,995	$2,772	$1,107	$1,528
Total assets	$263,072	$283,036	$283,268	$298,084	$291,485
Total debt	$292,000	$312,291	$368,248	$353,790	$325,831
Total stockholders’ deficiency	$(70,233)	$(72,118)	$(129,002)	$(101,304)	$(67,568)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Cash Flows Data:
Cash provided by operating activities	$64,285	$60,614	$48,563	$43,769	$46,477
Cash used for investing activities	$(51,455)	$(54,350)	$(53,618)	$(70,708)	$(77,995)

Difference	$12,830	$6,264	$(5,055)	$(26,939)	$(31,518)

LodgeNet Entertainment Corporation	21	Form 10-K 2005

(1)	During 2002, we entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, we recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This charge has been reported as a litigation expense in the accompanying statements of operations.

(2)	We incurred charges of $272,000 during 2005 as a result of $19.0 million in prepayments on our Term B notes under our bank Credit Facility. During the third quarter of 2004, we incurred a charge of $810,000 as a result of the early retirement of $35.0 million of our Term B notes. In June 2003, we retired our 10.25% Senior Notes. As a result of the early retirement, we incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

(3)	The provision for income taxes of $450,000 in 2005, $421,000 in 2004, and $459,000 in 2003, consist of current state franchise taxes.

(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(5)	End of year statistics. Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition, digital and tape-based systems.

(6)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium televisions services.

(7)	As a result of Hurricane Katrina, room count as of December 31, 2005, was reduced by 8,195 rooms.

LodgeNet Entertainment Corporation	22	Form 10-K 2005

Special Note Regarding Forward-Looking Statement
Certain statements in this Report on Form 10-K constitute “forward-looking statements”. When used in this Report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed herein, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, which can be particularly affected by international crises, acts or threats of terrorism and public health issues;, competition from providers of similar services and from alternative systems for accessing in-room entertainment;, changes in demand for our products and services;, programming cost, availability, timeliness and quality;, technological developments by competitors;, developmental costs, difficulties and delays;, changes in relationships with clients and property owners;, the availability of capital to finance growth;, the impact of government regulations;, potential effects of litigation;, risks of expansion into new markets;, risks related to the security of our data systems;, and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this press release. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Executive Overview
In 2005, we continued to execute on our strategic goals of growing our business while simultaneously generating increasing levels of net free cash flow, which we define as having cash provided by operating activities exceeding cash used for investing, and improving profitability. We delivered on our goals by increasing our digital room base during the year by more than 120,000 net rooms. As of December 31, 2005, 63% of our Guest Pay interactive room base, or 629,000 rooms, were equipped with a digital system. Cash from operations increased 6.1% to $64.3 million for the year. After deducting all capital investment activities of $51.5 million, we generated $12.8 million of net free cash flow during 2005. This represents a $6.6 million improvement over 2004. Profitability improved as operating income increased by 75% to $22.7 million compared to $13.0 million in 2004, and net loss was reduced by 67% from $20.8 million in 2004 to $7.0 million in 2005.
In addition to the continued expansion of our digital base, we managed capital expenditures per new or converted room through market and product segmentations and engineering development. New digital room installation costs decreased 6.6% during the year to $340 per room compared to $364 in 2004, while the cost of converting an analog room to our digital platform decreased 7.7% to $262 per room.
During 2005, total revenue increased 3.5%, or $9.3 million as compared to 2004. Movie revenue per room decreased year over year and was primarily attributable to lower purchases of Hollywood movies and the impact from Hurricane Katrina. Due to Katrina, approximately 8,195 rooms were not in service as of December 31, 2005. Revenue per room from other interactive services increased driven by price changes associated with basic cable services and increased revenue from our high-speed Internet access (HSIA) services, TV on demand, and music products, and was offset in part by our TV Internet initiative, which removed the service from poorly performing rooms. The initiative effectively decreased revenue by approximately $1.4 million while lowering direct operating costs by approximately $2.9 million.

LodgeNet Entertainment Corporation	23	Form 10-K 2005

During the year, our Guest Pay direct costs decreased to $10.03 per room as compared to $10.22 per room for 2004. Our Guest Pay operations expenses were $2.96 per average Guest Pay room versus $2.97 in 2004. Our selling, general, and administrative expenses increased to 9.2% for 2005 compared to 8.9% for the prior year. Per average Guest Pay room, SG&A expenses increased to $2.14 per month from $2.09 per month in 2004. The increase was primarily due to higher compensation, benefits and marketing expenses and the effect of a 2004 legal expense recovery of $525,000. Our depreciation and amortization decreased $7.2 million primarily driven by higher-cost assets being fully depreciated while the cost basis of more recently deployed Guest Pay systems are lower. Per average Guest Pay room, depreciation and amortization expenses decreased to $5.88 in 2005 compared to $6.81 in the prior year.
We continue our efforts to de-leverage our balance sheet with the reduction of our equipment investments through market and product segmentations and engineering development, reduction of interest costs by prepaying on our long-term debt, redemption of long-term debt and prudent management of working capital. Cash at December 31, 2005 was $20.7 million compared to $25.0 million at December 31, 2004. The reduction in cash was due to the $19.0 million prepayment on our term loan.
We continue to develop and secure the rights to use technologies that enable us to deliver high-definition television programming. In order to secure distribution rights for HD and other digital content we are required to demonstrate appropriate security measures to protect that content. During 2005, we entered into agreements with DIRECTV, ESPN, Lion’s Gate, and Paramount to provide high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV.
In 2005, our industry-leading SigNETure HDTVSM solution coupled with our LodgeNet Media Management System helped us secure two key contracts. Starwood Hotels & Resorts Worldwide, Inc., selected LodgeNet as Starwood’s sole preferred provider for interactive television services for its Westin, W Hotels, Sheraton, and Four Points by Sheraton brands located in the United States and Canada. This portfolio of hotels currently includes 380 properties having approximately 134,000 rooms of which we currently serve approximately 78,000 rooms. Secondly, The Ritz-Carlton Hotel Company, L.L.C., a wholly-owned subsidiary of Marriott International, Inc., extended its exclusive Master Agreement with us. The agreement, representing approximately 11,000 guest rooms, allows us to serve all properties of The Ritz-Carlton within the United States and Canada through 2011.
We continue to explore revenue growth opportunities within our core lodging business. These include, but are not limited to, new content and products such as Hotel SportsNETSM (our new daily subscription of sports programming including NBA LEAGUE PASS, NFL SUNDAY TICKET and ESPN’s GamePlan and Full Court packages). In addition, we have efforts underway that are focused on enhancing our marketing directly to the hotel guest. These efforts are facilitated by the capabilities of our LodgeNet Media Management System (LMMS) that allows us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
Also during 2005, we expanded our efforts to develop linear and on-demand advertising and promotional messages. We are able to selectively place these messages at properties and to record the number of views and the viewing time per view using LMMS. This business model has the potential of generating revenue from the advertiser in contrast to the hotel or the guest.
In 2004, we announced the formation of a sales and marketing relationship with McKesson Corporation, the world’s largest healthcare services and information technology company, to offer our interactive television system and content as part of McKesson’s Horizon PatientVisionTM system. During 2005, we focused on developing our healthcare business and had nine facilities under contract as of December 31, 2005. In this market, we sell our interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare facilities sold by LodgeNet or through MDM Commercial, a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We will continue to pursue opportunities in the healthcare market in 2006.

LodgeNet Entertainment Corporation	24	Form 10-K 2005

Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts currently served by our competitors.

•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Pay interactive services are:
•	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

•	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

•	internet connectivity costs;

•	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Services. In addition to the sales of equipment to our international markets, we continued to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides service seven days a week.
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

LodgeNet Entertainment Corporation	25	Form 10-K 2005

Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. De-installation activity has not had a material effect on our growth, averaging between 2% to 3% of total installed rooms per year over the last five years. In the years indicated, we installed our systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2005	2004	2003

Total rooms served (3) (4)	1,053,806	1,034,605	994,127
Total Guest Pay interactive rooms (2) (4)	1,001,929	974,798	924,643
New Guest Pay interactive rooms (1)	35,326	50,155	48,295
(1)	Amounts shown are net of de-installations during the period. The gross numbers of new rooms installed were 71,731 in 2005, 75,932 in 2004, and 71,775 in 2003.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition (HD), digital and tape-based systems.

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	As a result of Hurricane Katrina, room count as of December 31, 2005, was reduced by 8,195 rooms.
Digital Room Growth
We continue to expand our digital base as we install our digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for contract extensions. Rooms equipped with our digital system generally generate greater revenue since the range of services is greater than rooms equipped with our tape-based systems. Our goal is to have approximately 75% and of our room base installed with a digital system by the end of 2006.

	2005	2004	2003

Digital room installations	120,106	123,553	120,329
Total Digital rooms installed (1)	629,085	508,979	385,426
Digital rooms as a percent of total Guest Pay interactive rooms	63%	52%	42%
(1)	Total digital room count as of December 31, 2005, was reduced by 3,551 rooms due to the impact of Hurricane Katrina. Total room count was reduced by an additional 4,644 tape-based rooms due to the impact of Hurricane Katrina.

LodgeNet Entertainment Corporation	26	Form 10-K 2005

Cost of Installation
The average per-room cost associated with a digital installation has continued to decline due to our ongoing reengineering, which simplifies the system while adding enhancements, lower component costs, product segmentation and reduced cost of assembly and installation. The following table sets forth our average installation and conversion cost per room during the years ended December 31:

	2005	2004	2003

Average cost per room — new installation	$340	$364	$405
Average cost per room — conversion	$262	$284	$337
Revenue Per Room
Guest Pay revenue can fluctuate based on several factors including the popularity of movie content and the availability and popularity of free alternative programming. The 2005 Guest Pay revenue per room declined primarily due to lower movie purchases, particularly in the first three quarters, our TV Internet profitability enhancement initiative, and the impact from Hurricane Katrina. We estimate the impact from having the Katrina impacted rooms out of service reduced Guest Pay revenue in 2005 by approximately $1.1 million or $0.09 per room. The TV Internet initiative, which removed this service from approximately 53,000 poorly performing rooms, is estimated to have reduced revenue by approximately $1.4 million or $0.15 per average guest pay room. The following table sets forth the components of our Guest Pay revenue per room for the years ended December 31:

	2005	2004	2003
Average monthly revenue per room:
Movies	$17.00	$17.39	$17.55
Other interactive services	5.53	5.47	5.04

Total per Guest Pay room	$22.53	$22.86	$22.59

Direct Costs
Guest Pay direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission retained by the hotel, programming, and other related costs. The following table sets forth our direct expenses per room and as a percent of revenue during the years ended December 31:

	2005	2004	2003

Direct costs per room	$10.03	$10.22	$10.10

Direct costs as a percent of total revenue	44.5%	44.7%	44.7%

LodgeNet Entertainment Corporation	27	Form 10-K 2005

Operating Expense Per Room
We plan to continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (SG&A) primarily includes administrative payroll costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the years ended December 31:

	2005	2004	2003

Guest Pay operating expenses	$2.96	$2.97	$2.93
SG&A expense	2.14	2.09	2.01
Depreciation and amortization (D&A)	5.88	6.81	7.27
Other operating expense (income), net (1)	(.04)	—	—

	$10.94	$11.90	$12.21

Guest Pay operations as a percent of total revenue	12.7%	12.6%	12.6%
SG&A as a percent of total revenue	9.2%	8.9%	8.7%
D&A as a percent of total revenue	25.3%	28.9%	31.4%
(1)	Other operating income included insurance proceeds associated with the Hurricane Katrina recovery offset by a charge for equipment impairment during 2005.
Net Income/(Loss)
We focused on reducing our net loss by improving room and revenue growth coupled with reducing direct costs, overhead expenses, installation costs, depreciation and amortization expenses, and interest costs. The following table sets forth our net loss for the years ended December 31:

	2005	2004	2003

Net Loss	$(6,959)	$(20,781)	$(35,052)

LodgeNet Entertainment Corporation	28	Form 10-K 2005

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
Our progress toward the goal of generating increased levels of net free cash flow is set forth in the following table in thousands of dollars:

	2005	2004	2003

Cash provided by operating activities	$64,285	$60,614	$48,563
Cash used for investing activities	(51,455)	(54,350)	(53,618)

Difference	$12,830	$6,264	$(5,055)

Expansion Capital Investment	$24,230	$27,648	$29,037
The improvement from 2004 was driven by a reduction in the cost to install a digital room, year over year, the management of operating costs and a decrease in interest expense due to the prepayment of $19.0 million of our Term B notes. These factors have eliminated the need for cash provided by external financing in 2004 and 2005.
New Revenue Sources
In 2005, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we sold our interactive system and license our software to McKesson or individual healthcare facilities, and earn recurring revenues from the provision of hardware and software service and maintenance activities, and the sale of entertainment content. In addition to McKesson, we expanded our relationship with a healthcare television sales organization, which also represents our interactive television system in the healthcare market.
In addition, we continued investigating other adjacent markets into which we can sell our interactive television system. We recently signed an agreement with IdleAire Technologies for the sale and installation of our digital system into travel centers and terminals. IdleAire is planning to install its patented Advanced Truckstop Electrification (ATE) systems in approximately 210 travel centers and terminal locations, having more than 13,000 total spaces, over the next fifteen months. IdleAire will be purchasing our interactive television platform, licensing our software, and contracting with us for a variety of entertainment and service options as part of its overall service offering.
Another adjacent market where we have opportunities to generate new revenue growth is the timeshare market. We estimate that the timeshare market has approximately 158,000 units in the United States, most of which do not have interactive television services. In these markets, we intend to sell our system and license our software, and earn recurring revenue from the provision of hardware and software maintenance and sale of entertainment content.

LodgeNet Entertainment Corporation	29	Form 10-K 2005

Liquidity and Capital Resources
Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. Since 2003, we have transitioned to a net free cash flow position. We define net free cash flow as cash provided by operating activities less cash used for investing purposes. During 2005, cash provided by operating activities was $64.3 million while cash used for investing activities, including growth-related capital investments, was $51.5 million, resulting in a net difference of $12.8 million. During 2004, cash provided by operating activities was $60.6 million while cash used for investing activities, including growth-related capital investments, was $54.3 million, resulting in a net change of $6.3 million. Cash on the balance sheet as of December 31, 2005 was $20.7 million versus $25.0 million as of December 31, 2004.
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
Depending on the rate of growth in our business and other factors, we expect to incur capital expenditures of $50.0 to $55.0 million in 2006. Based on expected capital expenditures, we estimate in 2006 we will install between 65,000 and 75,000 gross new rooms and convert between 65,000 and 75,000 existing rooms from tape-based to digital systems in exchange for long-term contract extensions.
Our principal sources of liquidity are our cash on hand, operating cash flow and the Revolver portion of our Credit Facility, which matures in 2007. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of December 31, 2005, working capital was $13.7 million, compared to $18.5 million at December 31, 2004. The decrease was due to the $19.0 million prepayment on our Term B Notes.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of December 31, 2005, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of December 31, 2005 was $292.0 million versus $312.3 million as of December 31, 2004.
Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2005	2004	2003

Actual consolidated total leverage ratio (1) (4)	3.16	3.48	4.39
Maximum per covenant	4.00	4.50	5.00

Actual senior secured leverage ratio (2) (4)	1.00	1.25	1.86
Maximum per covenant	2.25	2.50	2.50

Actual consolidated interest coverage ratio (3) (4)	3.20	2.76	2.44
Minimum per covenant	2.50	2.25	2.25

LodgeNet Entertainment Corporation	30	Form 10-K 2005

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratio changes are as follows:

	Q1 2006	Q4 2006	Q1 2007	Q4 2007

Maximum consolidated total leverage ratio	3.75	3.50	3.50	3.50

Maximum senior secured leverage ratio	2.25	2.25	2.25	2.25

Minimum consolidated interest coverage ratio	2.75	2.75	2.75	2.75
In January 2004, we amended the existing LIBOR margin under our existing Credit Facility to be LIBOR plus a margin of 3.50%. In April 2004, we amended our existing Credit Facility again to establish, for term loans that are LIBOR based loans, the LIBOR pricing at LIBOR plus an applicable LIBOR margin of 2.75% and, as long as our senior secured debt ratings are not less than BB- from Standard and Poor’s and Ba3 from Moody’s, the applicable LIBOR margin is 2.50%. As of December 31,2005, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was B1. The maturity dates of the term loan and the revolver loan under our Credit Facility are August 2008 and August 2007, respectively.
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
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2005, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.

LodgeNet Entertainment Corporation	31	Form 10-K 2005

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
Obligations and Commitments as of December 31, 2005 (in thousands)

		Payments due by period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$292,000	$2,749	$89,182	$69	$200,000
Interest on fixed rate debt	142,500	19,000	38,000	38,000	47,500
Interest on bank term loan	17,021	6,385	10,636	—	—
Interest on derivative instruments (1)	158	158	—	—	—

Other long-term obligations (1)
Acquired intangible asset (2)	3,750	1,250	2,500	—	—
Operating lease payments	1,696	596	840	260	—
Purchase obligations	2,906	2,906	—	—	—
Nintendo minimum royalty (3)	31,150	4,200	8,400	8,400	10,150
Programming related minimum royalty and commissions (4)	9,203	2,459	3,583	3,161	—

Total contractual obligations	$500,384	$39,703	$153,141	$49,890	$257,650

		Amount of commitment expiration per period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$2,020	$2,020	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 10 to the Consolidated Financial Statements.
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

LodgeNet Entertainment Corporation	32	Form 10-K 2005

Results of Operations — Years Ended December 31, 2005 and 2004
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of December 31, 2005, 8,195 rooms remained out of service.
Revenue Analysis
Total revenue for 2005 was $275.8 million, an increase of $9.3 million, or 3.5%, compared to 2004. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$267,754	97.1	$258,571	97.0
Other	8,017	2.9	7,870	3.0

Total	$275,771	100.0	$266,441	100.0

Guest Pay Interactive Services. Revenue from Guest Pay interactive services increased $9.2 million, or 3.6%, resulting from a 5.1% increase in the average number of rooms in operation, offset by a 1.4% decrease in revenue realized per average Guest Pay room. The decrease in revenue per average Guest Pay room was primarily attributable to lower movie purchases, in the first three quarters of the year, our TV Internet profitability enhancement initiative, and the impact from Hurricane Katrina. We estimate the impact from having these rooms out of service due to Hurricane Katrina reduced Guest Pay revenue in 2005 by approximately $1.1 million or $0.09 per room. The TV Internet initiative, which removed poorly performing rooms from service, is estimated to have reduced revenue by approximately $1.4 million or $0.15 per average Guest Pay room, while lowering direct operating costs by approximately $2.9 million. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2005	2004
Average monthly revenue per room:
Movie revenue	$17.00	$17.39
Other interactive service	5.53	5.47

Total per Guest Pay room	$22.53	$22.86

Movie revenue per room decreased 2.2% to $17.00 this year as compared to $17.39 in the prior year. Monthly Guest Pay revenue per room was $22.53 in 2005 as compared to $22.86 in 2004. The decrease was primarily driven by a reduction in the number of movies purchased by hotel guests. Revenue per room from other interactive services increased 1.1%, from $5.47 per month in 2004 to $5.53 in the current year. The increase was primarily due to price changes associated with basic cable services and increased revenue from the high-speed Internet access (HSIA) services.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $147,000, or 1.9%, in comparison to 2004, primarily due to increased high-speed Internet equipment sales, Healthcare equipment sales, sale of equipment to hotels, and reseller commissions received for programming services. The increase was offset by a decrease in FTG services revenue. FTG services revenue is expected to decrease as we continue to decrease our FTG only room base.

LodgeNet Entertainment Corporation	33	Form 10-K 2005

Expense Analysis
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $3.6 million, or 3.1% to $119.2 million in 2005 as compared to $115.6 million in the prior year. As a percentage of Guest Pay revenue, Guest Pay direct costs decreased to 44.5% for 2005 as compared to 44.7% last year. Our TV Internet initiative, which removed this service from hotels that were generating negative cash flow, effectively reduced direct costs by approximately $2.9 million.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $432,000 to $4.0 million in 2005 as compared to $3.6 million in the prior year, primarily driven by increased sales activity of HSIA equipment offset by lower FTG only activity.
Total direct costs were $123.2 million, an increase of $4.0 million as compared to $119.2 million in 2004. As a percentage of revenue, total direct costs remained flat at 44.7% in 2005 as compared to 2004. Per average Guest Pay room, total monthly direct costs decreased to $10.37, or 1.6%, in 2005 compared to $10.54 in the prior year.
In addition to the information provided above, the following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2005	2004	Change

Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.7%	44.7%	0.0%

Change drivers:
Internet related			-0.9%
Programming costs (product mix)			0.5
Hotel incentive commissions			0.4

			0.0%

LodgeNet Entertainment Corporation	34	Form 10-K 2005

Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (in thousands of dollars):

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$35,117	12.7	$33,637	12.6
Selling, general and administrative	25,379	9.2	23,596	8.9
Depreciation and amortization	69,862	25.3	77,045	28.9
Other operating income, net	(508)	-0.2	—	—

Total operating expenses	$129,850	47.1	$134,278	50.4

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $1.5 million, or 4.4%, in 2005 from the prior year. The increase was primarily due to the 5.1% increase in the average number of rooms served and other increased costs such as labor, property taxes, freight and fuel and other vehicle related costs. These increases were offset in part by greater efficiencies associated with an expanding digital room base. As a percentage of revenue, Guest Pay operations expenses were 12.7% in 2005 as compared to 12.6% in 2004. Per average installed room, Guest Pay operations expense decreased to $2.96 per month in 2005 as compared to $2.97 per month in 2004.
Selling, general and administrative expenses (“SG&A”) were $25.4 million, an increase of $1.8 million compared to $23.6 million in 2004. As a percentage of revenue, SG&A increased to 9.2% compared to 8.9% for 2004. The increase was primarily due to higher compensation, benefits and marketing expenses and the effect of a 2004 legal expense recovery of $525,000. The increases were partially offset by a reduction in engineering costs, telecommunication expenses, and recoveries from previously written-off bad debts. Per average Guest Pay room, SG&A expenses increased to $2.14 per month from $2.09 per month in 2004.
Depreciation and amortization expenses decreased 9.3% to $69.9 million in the current year versus $77.0 million in 2004. The decrease was driven by reductions in Guest Pay system depreciation as higher-cost assets have been fully depreciated while the cost basis of more recently deployed Guest Pay systems are lower. The average investment for a new room installation was $340 in 2005 as compared to $364 in 2004, $405 in 2003, and $438 in 2002. Per average Guest Pay room, depreciation and amortization expenses decreased 13.7% to $5.88 in 2005 compared to $6.81 in the prior year. As a percentage of revenue, depreciation and amortization expenses decreased to 25.3% in 2005 from 28.9% in 2004.
Other operating income of $508,000 included insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. In August 2005, Hurricane Katrina affected approximately 20,700 of our hotel rooms. In the third quarter of 2005, we recorded an operating expense of $250,000 to cover that portion of the estimated damage to our equipment caused by these hurricanes that will not be covered by insurance. Our insurance coverage provides up to $2.5 million of property damage with a $250,000 deductible and we believe, based on the available information, it is probable that any property loss in excess of the deductible will be covered by our insurance. Our insurance policy also covers business income interruptions caused by these storms.
In the fourth quarter of 2005, based on physical inspection of the damaged hotel properties and a business income interruption evaluation, we filed an initial claim with our insurance carrier. In addition, we retired $1.1 million of damaged assets with a net book value of $280,000. Accordingly, we recorded $30,000 of additional operating expense for the amount in excess of the $250,000 operating expense recorded in the third quarter. In December 2005, we received an initial payment of $788,000 from our insurance carrier of which $400,000 was related to property damage and $388,000 was related to business interruption indemnification. The total proceeds of $788,000 were recorded as a gain and offset against the $280,000 expense. We expect to receive additional insurance proceeds for property damage and business interruption in 2006. As of December 31, 2005, no amounts have been recognized for future recoveries.

LodgeNet Entertainment Corporation	35	Form 10-K 2005

Operating Income. As a result of the factors described above, operating income increased to $22.7 million in 2005 as compared to $13.0 million in the prior year. The $22.7 million included a net insurance recovery of $508,000 related to the Hurricane Katrina impact.
Write-Off of Debt Issuance Costs. During 2005, we incurred charges of $272,000 as a result of the early retirement of $19.0 million of our Term B notes. In 2004, we incurred a charge of $810,000 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility.
Interest Expense. Interest expense decreased $2.5 million to $29.4 million in the current year versus $31.9 million in 2004. Average debt during 2005 was $302.1 million versus $339.8 million in 2004, a decrease of $37.7 million. During 2005, we made payments of $20.5 million on our long-term debt of which, $19.0 million were pre-payments against our term loan. The average interest rate was 9.4% for 2005 as compared to 9.3% in 2004.
Other Income (Expense). During 2005, we recorded $864,000 of interest income, which was offset by a charge of $248,000 for a Canadian music rights settlement and a $236,000 provision for state use tax. During 2004, we incurred a charge of $1.0 million as a result of reserving fully for the Gamet note as noted in Item 3 — Legal Proceedings. The $1.0 million charge was offset by other income and expense, primarily interest income.
Taxes. During 2005, we incurred state franchise tax of $450,000 versus $421,000 during 2004.
Net Loss. As a result of factors previously described, we incurred a net loss of $7.0 million in 2005, an improvement of $13.8 million as compared to a net loss of $20.8 million in 2004.

LodgeNet Entertainment Corporation	36	Form 10-K 2005

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

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$258,571	97.0	$243,732	97.4
Other	7,870	3.0	6,417	2.6

Total	$266,441	100.0	$250,149	100.0

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

	2004	2003
Average monthly revenue per room:
Movie revenue	$17.39	$17.55
Other interactive service	5.47	5.04

Total per Guest Pay room	$22.86	$22.59

Movie revenue per room was $17.39 this year compared to last year’s $17.55 due to several factors, including less popular movies, and the popularity of the Summer Olympics, offset by higher occupancy rates. Movie revenue was offset by our expansion of product choices available through our interactive digital system. Other interactive revenue per room increased 8.5%, from $5.04 per month in 2003 to $5.47 in the current year. The increase was a result of the continued expansion of interactive television services available through our digital systems, revenue generated by high-speed Internet access systems, and price increases associated with basic cable services.
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

LodgeNet Entertainment Corporation	37	Form 10-K 2005

Expense Analysis
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $6.7 million, or 6.1% to $115.6 million in 2004 as compared to $108.9 million in the prior year. As a percentage of Guest Pay revenue, Guest Pay direct costs remained level at 44.7% for 2005 compared to last year.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $585,000, or 19.3% to $3.6 million in 2004 as compared to $3.0 million in the prior year, primarily driven by increased sales activity of HSIA equipment offset by lower FTG only activity.
Total direct costs were $119.2 million, an increase of $7.2 million as compared to $112.0 million in 2003. As a percentage of revenue, total direct costs decreased to 44.7% in 2004 from 44.8% in 2003. Per average Guest Pay room, total monthly direct costs increased to $10.54, or 1.6%, in 2004 compared to $10.37 in the prior year.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the years ended December 31:

	2004	2003	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.7%	44.8%	-0.1%

Change drivers:
Programming costs (product mix)			-0.4
Hotel incentive commissions			0.3

			-0.1%

Operating Expenses. The following table sets forth information in regard to our operating expenses (in thousands) for the years ended December 31:

	2004		2003
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$33,637	12.6	$31,597	12.6
Selling, general and administrative	23,596	8.9	21,646	8.7
Depreciation and amortization	77,045	28.9	78,459	31.4

Total operating expenses	$134,278	50.4	$131,702	52.7

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

LodgeNet Entertainment Corporation	38	Form 10-K 2005

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
Write-Off of Debt Issuance Costs. We incurred a charge of $810,000 during the third quarter of 2004 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility. As a result of the early retirement of the 10.25% Senior Notes in 2003, we incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.
Interest Expense. Interest expense decreased 6.9% to $31.9 million versus $34.2 million in 2003. The average principal amount of long-term debt outstanding during the year was approximately $340.5 million, at an average interest rate of 9.4%, as compared to an average principal amount outstanding of approximately $360.9 million, at an average interest rate of 9.5% in the prior year. In July, the Term B portion of the bank Credit Facility was reduced by $35.0 million using a portion of the proceeds from the equity offering.
Other Income (Expense). We incurred a charge of $1.0 million during the fourth quarter of 2004 as a result of reserving fully for the Gamet note as noted in Item 3 — Legal Proceedings. The $1.0 million reserve was offset by other income and expense, primarily interest income.
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

LodgeNet Entertainment Corporation	39	Form 10-K 2005

Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three-years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) long-term agreements with the facility to provide software maintenance, programming and system maintenance. Typically, revenue from the sale and installation of our interactive system is recognized ratably over a one-year period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. As more systems are sold and services renewed, VSOE should be established and management expects to recognize the sale of the interactive system upon installation.

LodgeNet Entertainment Corporation	40	Form 10-K 2005

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
Allowance for doubtful accounts. We determine the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) bad debt recoveries, and (4) contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.
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

Years
Buildings	30
Guest Pay systems:
Installed system costs	2 — 7
Customer acquisition costs	5 — 7
System components	5 — 7
Software costs	3 — 5
Other equipment	3 — 10
Allowance for system removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings, and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity has averaged approximately 2% to 3% of our installed room base.

LodgeNet Entertainment Corporation	41	Form 10-K 2005

Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment”. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We adopted the modified prospective application of SFAS 123R, effective January 1, 2006. The adoption will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $1.8 to $2.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of FIN 47, effective December 31, 2005, did not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 will not have an impact on our consolidated financial position or results of operations for 2005.
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
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-01 will not have a material impact on our consolidated financial position or results of operations.
In November 2005, the FASB issued FASB Staff Position (FSP) FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” This FSP amends the guidance in FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The FASB concludes in this FSP that a guarantor should apply the recognition, measurement, and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount. For new minimum revenue guarantees issued or modified on or after January 1, 2006, we will record the fair value of guarantees in our consolidated financial statements. We have adopted the disclosure requirements of this FSP as of December 31, 2005 (see Note 10).

LodgeNet Entertainment Corporation	42	Form 10-K 2005

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At December 31, 2005, we had debt totaling $292.0 million. We have an interest rate swap arrangement covering debt with a notional amount of $50.0 million to effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreement. After giving effect to the interest rate swap arrangement, we had fixed rate debt of $252.4 million and variable rate debt of $39.6 million at December 31, 2005. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $24.8 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $396,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During 2005 our consolidated balance sheet increased $311,000 due to foreign currency fluctuations.
Item 8 — Financial Statements and Supplementary Data
See “Item 15 — Exhibits and Financial Statement Schedules” for LodgeNet’s Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.
Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
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

LodgeNet Entertainment Corporation	43	Form 10-K 2005

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
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During 2005, we added the Internal Audit function, which reports directly to the Audit Committee. The Internal Auditor is responsible for assessing the effectiveness of our internal controls over financial reporting and is responsible for reporting control deficiencies to the Audit Committee.

/s/ Scott C. Petersen

Scott C. Petersen
Chief Executive Officer

/s/ Gary H. Ritondaro

Gary H. Ritondaro
Chief Financial Officer
Item 9B — Other Information
None.

LodgeNet Entertainment Corporation	44	Form 10-K 2005

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
Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors — Corporate Governance and Committees of the Board of Directors —Committees” and “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year
We have adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial officer and accounting officer, controller or persons performing similar functions. The policies are found on our web site, which is http://www.lodgenet.com.
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
Item 12 — Security Ownership of Certain Beneficial Owners and Management
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting—Who are the largest owners of LodgeNet’s stock and how much stock do our directors and executive officers own?” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. We do not know of any arrangement that could, at a subsequent date, result in a change of control.
Item 13 — Certain Relationships and Related Transactions
Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.
Item 14 — Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated by reference from the section entitled “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

LodgeNet Entertainment Corporation	45	Form 10-K 2005

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Entertainment Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2005, included herein.
Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.5, 10.9, 10.14, 10.15, 10.17 and 10.19 constitute management contracts. Exhibits 10.1, 10.2, 10.3, 10.4, 10.8, 10.16, 10.18, 10.20, 10.21, 10.22, 10.25 and 10.26 constitute compensatory plans.
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

Exhibit No.

3.1	Certificate of Incorporation of LodgeNet (1)

3.2	Restated By-Laws of the Registrant (1A)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (7)

4.1	Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

4.2	Form of Notes (included in Exhibit 4.1)

4.3	First Supplemental Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

10.1	LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (2)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (2)

10.4	Form of Executive Severance Agreement between LodgeNet and each of Scott C. Petersen, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (3)

10.5	Form of Employment Agreement between LodgeNet and David M. Bankers (4)

10.6	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (5)

10.7	Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (5)

10.8	Executive Severance Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

10.9	Employment Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

LodgeNet Entertainment Corporation	46	Form 10-K 2005

10.10	Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (7)

10.11	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.12	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.13	First Amendment to Credit Agreement, dated August 19, 2002, by and between LodgeNet Entertainment Corporation and Canadian Imperial Bank, as Administrative Agent for the Lenders named therein (9)

10.14	Employment Agreement between LodgeNet and Scott C. Petersen dated September 23, 2002 (10)

10.15	Employment Agreement between LodgeNet and Stephen D. McCarty dated March 1, 2003 (11)

10.16	Executive Severance Agreement between LodgeNet and Stephen D. McCarty dated March 1, 2003 (11)

10.17	Employment Agreement between the LodgeNet and Steven Pofahl dated March 1, 2003 (11)

10.18	Executive Severance Agreement between LodgeNet and Steven Pofahl dated March 1, 2003 (11)

10.19	Employment Agreement between LodgeNet and Steven D. Truckenmiller dated March 1, 2003 (11)

10.20	LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (12)

10.21	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (13)

10.22	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (13)

10.23	Second Amendment to Credit Agreement dated June 13, 2003 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.24	Third Amendment to Credit Agreement dated January 13, 2004 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.25	Form of Restricted Stock Agreement

10.26	Form of Restricted Stock Agreement for Performance-Based Vesting

12.1	Statement of Computation of Ratios

21.1	Subsidiaries of LodgeNet

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

LodgeNet Entertainment Corporation	47	Form 10-K 2005

†Confidential Treatment has been requested with respect to certain portions of this agreement.
(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(1A)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)	Incorporated by Reference to Exhibits 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(3)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(4)	Incorporated by Reference to Exhibit 10.31 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(5)	Incorporated by Reference to Exhibits 10.32 and 10.33 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by Reference to Exhibits 10.1, 10.35 and 10.36 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(7)	Incorporated by Reference to Exhibits 10.37 and 10.38 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Incorporated by Reference to Exhibits 10.1 and 10.2 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 15, 2002.

(9)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 20, 2002.

(10)	Incorporated by Reference to Exhibit 10.24 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by Reference to Exhibits 10.27, 10.28, 10.29, 10.30 and 10.31 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by Reference to LodgeNet’s 2003 Definitive Proxy Statement.

(13)	Incorporated by Reference to Exhibits 4.1, 4.3, 10.26, 10.27, 10.28 and 10.29 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

LodgeNet Entertainment Corporation	48	Form 10-K 2005

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 13, 2006.

LodgeNet Entertainment Corporation
By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 13, 2006.

Signature	Title	Date

	President, Chief Executive Officer	March 13, 2006
/s/ Scott C. Petersen	and Chairman of the Board of Directors
Scott C. Petersen	(Principal Executive Officer)

	Senior Vice President	March 13, 2006
/s/ Gary H. Ritondaro	Chief Financial Officer
Gary H. Ritondaro	(Principal Financial & Accounting Officer)

/s/ R. Douglas Bradbury	Director	March 13, 2006
R. Douglas Bradbury

/s/ Richard R. Hylland	Director	March 13, 2006

Richard R. Hylland

/s/ R. F. Leyendecker	Director	March 13, 2006

R. F. Leyendecker

/s/ Scott H. Shlecter	Director	March 13, 2006

Scott H. Shlecter

/s/ Vikki I. Pachera	Director	March 13, 2006

Vikki I. Pachera

LodgeNet Entertainment Corporation	49	Form 10-K 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Entertainment Corporation and Subsidiary

LodgeNet Entertainment Corporation	F-1	Form 10-K 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
LodgeNet Entertainment Corporation:
We have completed integrated audits of LodgeNet Entertainment Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

LodgeNet Entertainment Corporation	F-2	Form 10-K 2005

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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2006

LodgeNet Entertainment Corporation	F-3	Form 10-K 2005

Consolidated Balance Sheets
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$20,742	$24,995
Accounts receivable, net	29,617	28,031
Prepaid expenses and other	2,629	1,959

Total current assets	52,988	54,985

Property and equipment, net	199,882	212,659
Debt issuance costs, net	7,423	9,330
Intangible assets, net	2,007	4,628
Other assets	772	1,434

Total assets	$263,072	$283,036

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$16,036	$16,807
Current maturities of long-term debt	2,749	2,543
Accrued expenses	15,322	12,738
Deferred revenue	5,143	4,364

Total current liabilities	39,250	36,452

Long-term debt	289,251	309,748
Other long-term liability	2,541	3,154
Derivative instruments	2,263	5,800

Total liabilities	333,305	355,154

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 18,165,643 and 17,625,364 shares outstanding at December 31, 2005 and 2004, respectively	182	176
Additional paid-in capital	232,327	226,986
Accumulated deficit	(304,307)	(297,348)
Accumulated other comprehensive income (loss)	1,565	(1,932)

Total stockholders’ deficiency	(70,233)	(72,118)

Total liabilities and stockholders’ deficiency	$263,072	$283,036

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-4	Form 10-K 2005

Consolidated Statements of Operations
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Guest Pay	$267,754	$258,571	$243,732
Other	8,017	7,870	6,417

Total revenues	275,771	266,441	250,149

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	119,180	115,577	108,916
Other	4,048	3,616	3,031
Operating expenses:
Guest Pay operations	35,117	33,637	31,597
Selling, general and administrative	25,379	23,596	21,646
Depreciation and amortization	69,862	77,045	78,459
Other operating income, net	(508)	—	—

Total costs and operating expenses	253,078	253,471	243,649

Income from operations	22,693	12,970	6,500

Other Income and Expenses:
Investment gain	—	—	250
Write-off of debt issuance costs	(272)	(810)	(7,061)
Interest expense	(29,351)	(31,891)	(34,239)
Other income (expense)	421	(629)	(43)

Loss before income taxes	(6,509)	(20,360)	(34,593)
Provision for income taxes	(450)	(421)	(459)

Net loss	$(6,959)	$(20,781)	$(35,052)

Net loss per common share (basic and diluted)	$(0.39)	$(1.36)	$(2.80)

Weighted average shares outstanding (basic and diluted)	17,923,297	15,275,867	12,512,725

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-5	Form 10-K 2005

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Dollar amounts in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balance, December 31, 2002	12,431,149	$124	$153,363	$(241,515)	$(13,276)	$(101,304)
Common stock option exercises	291,118	3	1,399	—	—	1,402
Warrants issued (Note 13)	—	—	401	—	—	401
Comprehensive loss:
Net loss	—	—	—	(35,052)	—
Foreign currency translation adjustment	—	—	—	—	2,504
Unrealized gain on derivative instruments	—	—	—	—	3,047
Comprehensive loss	—	—	—	—	—	(29,501)

Balance, December 31, 2003	12,722,267	$127	$155,163	$(276,567)	$(7,725)	$(129,002)
Common stock option exercises	410,341	4	4,447	—	—	4,451
Common stock issuance	4,342,500	43	66,677			66,720
Warrants issued (Note 13)	—	—	503	—	—	503
Warrants exercised	150,256	2	(2)	—	—	—
Share-based compensation	—	—	77	—	—	77
Restricted stock	—	—	121	—	—	121
Comprehensive loss:
Net loss	—	—	—	(20,781)	—
Foreign currency translation adjustment	—	—	—	—	810
Unrealized gain on derivative instruments	—	—	—	—	4,983
Comprehensive loss	—	—	—	—	—	(14,988)

Balance, December 31, 2004	17,625,364	$176	$226,986	$(297,348)	$(1,932)	$(72,118)

Common stock option exercises	288,482	3	3,490	—	—	3,493
Warrants issued (Note 13)	—	—	446	—	—	446
Warrants exercised	207,797	3	1,117	—	—	1,120
Share-based compensation	—	—	57	—	—	57
Restricted stock	44,000	—	231	—	—	231
Comprehensive loss:
Net loss	—	—	—	(6,959)	—
Foreign currency translation adjustment	—	—	—	—	241
Unrealized gain on derivative instruments	—	—	—	—	3,256
Comprehensive loss	—	—	—	—	—	(3,462)

Balance, December 31, 2005	18,165,643	$182	$232,327	$(304,307)	$1,565	$(70,233)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F-6	Form 10-K 2005

Consolidated Statements of Cash Flows
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(6,959)	$(20,781)	$(35,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,862	77,045	78,459
Investment gains	—	—	(250)
Reserve for long-term notes receivable	—	1,000	—
Share-based compensation	288	198	—
Write-off of debt issuance costs	272	810	2,477
Gain due to Katrina	(788)	—	—
Non-cash operating expense due to Katrina	280	—	—
Insurance proceeds related to business interruption	388	—	—
Change in operating assets and liabilities:
Accounts receivable	(1,542)	218	499
Prepaid expenses and other	(855)	160	580
Accounts payable	(786)	1,766	2,120
Accrued expenses and deferred revenue	3,262	(120)	(162)
Other	863	318	(108)

Net cash provided by operating activities	64,285	60,614	48,563

Investing activities:
Property and equipment additions	(51,855)	(54,917)	(52,868)
Insurance proceeds related to property damage	400	—	—
Note receivable repayments (advances)	—	567	(1,000)
Proceeds from affiliates	—	—	250

Net cash used for investing activities	(51,455)	(54,350)	(53,618)

Financing activities:
Proceeds from long-term debt	—	—	200,000
Proceeds from lease transaction	1,022	—	—
Repayment of long-term debt	(20,500)	(48,500)	(158,301)
Payment of capital lease obligations	(1,421)	(1,122)	(1,052)
Borrowings under revolving credit facility	—	13,000	30,500
Repayments of revolving credit facility	—	(20,000)	(57,500)
Debt issuance costs	—	(838)	(7,902)
Proceeds from sale of interest rate swap	—	3,052	—
Proceeds from issuance of common stock, net of offering costs	—	66,720	—
Exercise of stock options and warrants	4,613	4,451	1,402
Change in other long-term liability	(846)	(995)	(779)

Net cash (used for) provided by financing activities	(17,132)	15,768	6,368

Effect of exchange rates on cash	49	191	352

Increase (decrease) in cash and cash equivalents	(4,253)	22,223	1,665
Cash and cash equivalents at beginning of period	24,995	2,772	1,107

Cash and cash equivalents at end of period	$20,742	$24,995	$2,772

The accompanying notes are an integral part of these consolidated financial statements

LodgeNet Entertainment Corporation	F-7	Form 10-K 2005

Notes to Consolidated Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements
Note 1 — The Company
LodgeNet Entertainment Corporation is one of the world’s largest providers of interactive television and broadband solutions to hotels, including resorts and casino hotels, throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 300 million domestic and international travelers have access to our interactive television network annually, which is designed to make their hotel stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of December 31, 2005, we provided television services to approximately 6,100 hotel properties serving over one million rooms. In addition, LodgeNet began delivery of on-demand patient education, information and entertainment to healthcare facilities in the United States.
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
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

LodgeNet Entertainment Corporation	F-8	Form 10-K 2005

•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three-years.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) long-term agreements with the facility to provide software maintenance, programming and system maintenance. Revenue from the sale and installation of our interactive system is recognized ratably over a one-year period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. As more systems are sold and services renewed, VSOE should be established and management expects to recognize the sale of the interactive system upon installation.
•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

LodgeNet Entertainment Corporation	F-9	Form 10-K 2005

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
Allowance for System Removal — We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity has averaged approximately 2% to 3% of our installed room base.
Allowance for Excess or Obsolete System Components — We regularly evaluate component inventory levels to ascertain build requirements based on our backlog, and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within our current installed base, we record a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements.
Software Development — We have capitalized certain costs of developing software for our Guest Pay and Healthcare systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. We capitalized system development costs of $1,496,000, $1,176,000 and $1,993,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of such costs was $2,235,000, $2,420,000 and $2,471,000, during the years ended December 31, 2005, 2004 and 2003, respectively. We charged research and development activities of $566,000, $952,000 and $671,000 for each of the years presented to operating expense.
Concentration of Credit Risks and Customer Data — We derive virtually all of our revenue from entities in the lodging industry. During 2005, hotels owned, managed or franchised by Hilton Hotels Corporation (Hilton) represented approximately 18.1% of our consolidated revenue compared to 14.9% in 2004. The Hilton owned properties account for less than 5%. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. The loss of this hotel chain customer could have a material adverse effect on our results of operations, cash flows and financial condition. No other customer accounts for more than 10% of our total revenue.

LodgeNet Entertainment Corporation	F-10	Form 10-K 2005

Significant Vendors — We obtain most of our basic and premium television programming pursuant to an agreement with DIRECTV, which expires in January 2010. We are not obligated to have any minimum number of hotel rooms under the agreement nor are we obligated to make any minimum payments under the agreement. We pay only for the selected programming provided to a hotel. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services, subject to a monthly minimum. The loss of these vendors could limit our ability to provide such programming to our customers and impact our results of operations, cash flows and financial condition.
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including: historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and LodgeNet. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the monies to us, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $300,000 at December 31, 2005, 2004 and 2003. For periods ended December 31, 2005, 2004 and 2003, charges to the allowance for doubtful account were $135,000, $290,000 and $313,000, respectively.
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
In August 2003, we entered into a $50.0 million interest rate swap agreement, expiring in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. In March 2004, we terminated the swap arrangement and received proceeds of $3.1 million of which $2.6 million was recorded as a deferred gain. The deferred gain is classified within derivative instruments on our consolidated balance sheet and is being recognized ratably over the remaining term of the underlying debt instrument as an offset to interest expense. The unamortized balance of the deferred gain is $2.1 million at December 31, 2005.
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

LodgeNet Entertainment Corporation	F-11	Form 10-K 2005

Comprehensive Loss — We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive loss is disclosed in the consolidated statement of stockholders’ deficiency and comprehensive loss and includes net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Accumulated balances for each component of other comprehensive income (loss) were as follows (in thousands of dollars):

	Unrealized	Foreign	Accumulated
	Gain (Loss) on	Currency	Other
	Derivative	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, December 31, 2002	$(11,442)	$(1,834)	$(13,276)
Change during period	3,047	2,504	5,551

Balance, December 31, 2003	(8,395)	670	(7,725)
Change during period	4,983	810	5,793

Balance, December 31, 2004	(3,412)	1,480	(1,932)
Change during period	3,256	241	3,497

Balance, December 31, 2005	$(156)	$1,721	$1,565

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
The loss per common share for the three years ended December 31, 2005, 2004 and 2003, is based on 17,923,297, 15,275,867 and 12,512,725 weighted average shares outstanding during the respective periods. Weighted average options to purchase 2,587,614, 2,602,572 and 2,858,237 shares of common stock and warrants to purchase 1,876,000, 1,954,000 and 2,122,000 shares of common stock were not included in computing diluted EPS because their effects were antidilutive for each of the years ended December 31, 2005, 2004 and 2003, respectively.
Share-based Compensation — We currently measure compensation costs associated with our stock option plans using the intrinsic value method. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.
On November 16, 2005, the Board of Directors of LodgeNet Entertainment Corporation approved the acceleration of vesting of unvested stock options granted to its employees and executive officers that had an exercise price greater than $17.00 per share. As a result, options to acquire 373,174 shares of common stock became immediately exercisable.
The Board of Directors of LodgeNet took the foregoing action to accelerate vesting in the belief that it is in the best interest of our shareholders to minimize the future non-cash compensation expense associated with stock options upon adoption of SFAS No. 123(R), “Share-Based Payment,” which will occur for us on January 1, 2006. We estimate that the accelerated vesting of out-of-the-money options will reduce our aggregate compensation expense in fiscal year 2006 by approximately $964,000, by approximately $958,000 in 2007, and by approximately $464,000 in 2008.
Had compensation costs been determined based on the fair value methodology at the date of grant for awards, as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation” net loss and loss per share would have changed to the pro forma amounts as follows for the years ended December 31 (in thousands of dollars, except per share amounts):

LodgeNet Entertainment Corporation	F-12	Form 10-K 2005

	2005	2004	2003
Net loss, as reported	$(6,959)	$(20,781)	$(35,052)
Add: share-based employee compensation expense included in reported net loss	288	198	—
Less: share-based employee compensation expense determined under fair value method, net of related tax effects	(5,708)	(3,772)	(3,666)

Net loss, pro forma	$(12,379)	$(24,355)	$(38,718)

Loss per share (basic and diluted)
As reported	$(0.39)	$(1.36)	$(2.80)
Pro forma	(0.69)	(1.59)	(3.09)
Note 12 to the consolidated financial statements contains the significant assumptions used in determining the underlying fair value of options.
Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $29,221,000, $32,480,000 and $34,636,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for taxes, primarily state franchise tax, was $552,000, $455,000 and $410,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Equipment acquired under capital lease arrangements totaled $1,626,000, $657,000 and $785,000 during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, we issued 47,886, 51,663 and 65,808 stock purchase warrants priced at $20.44 per share, valued at $446,000, $503,000 and $401,000, respectively to Hilton Hotels Corporation (Hilton) to acquire rights to deliver interactive television services in Hilton hotels.
Effect of Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment”. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123R to annual reporting periods that begin after June 15, 2005. We adopted the modified prospective application of SFAS 123R, effective January 1, 2006. The adoption will have an impact on our consolidated financial statements. Based on our current Black-Scholes option valuation assumptions, we estimate the annual expense to be $1.8 to $2.0 million. Components of this estimate may change due to the variability of certain assumptions such as expected life and volatility under either of the allowable Black-Scholes or Binomial pricing model.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of FIN 47, effective December 31, 2005, did not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 will not have an impact on our consolidated financial position or results of operations for 2005.
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the

LodgeNet Entertainment Corporation	F-13	Form 10-K 2005

lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005. The adoption of EITF 05-6 did not have an impact on our consolidated financial position or results of operations.
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-01 will not have a material impact on our consolidated financial position or results of operations.
In November 2005, the FASB issued FASB Staff Position (FSP) FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” This FSP amends the guidance in FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The FASB concludes in this FSP that a guarantor should apply the recognition, measurement, and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount. For new minimum revenue guarantees issued or modified on or after January 1, 2006, we will record the fair value of guarantees in our consolidated financial statements. We have adopted the disclosure requirements of this FSP as of December 31, 2005 (see Note 10).
Note 3 — Investments
Gamet and PointOne — In the first quarter of 2003, we entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (“PointOne”). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of our intellectual property. We entered into a technology licensing agreement with PointOne, for which we received a 37.5% equity interest in PointOne. Our contribution consisted of the licensing of certain technology rights to PointOne and, accordingly, we did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne.
In May 2003, PointOne’s operations were suspended. The parties are currently in dispute regarding the ultimate disposition of PointOne and its technology. During the second quarter of 2003, we provided certain services to PointOne for which we invoiced PointOne approximately $100,000. This amount due from PointOne was fully reserved as a bad debt expense during the second quarter of 2003.
During the first quarter of 2003, we advanced $1.0 million to Gamet pursuant to a written promissory note. The note is personally guaranteed by the principal owners of Gamet and collateralized by the unconditional assignment of rights to receive quarterly payments due to the principal owner pursuant to a long-term note held by the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against Steve and Margaret Urie (the “Uries”) Gamet’s principal owners demanding payment of the Gamet note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted a counterclaim against us alleging that we failed to procure private financing for PointOne Technologies, L.L.C., a joint venture between Gamet and us, causing Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. The various bankruptcy cases were consolidated for court management and trustee administration purposes into one case, which was converted into a Chapter 7 liquidation. As a result of the bankruptcy filings, our claims against the Uries and Gamet are stayed. Based on our prior research, analysis, and other

LodgeNet Entertainment Corporation	F-14	Form 10-K 2005

due diligence information, we expected to receive installment payments on the promissory note beginning in June 2005. Subsequent to December 31, 2004, we were informed that the maker of the note that had been assigned to us, had ceased making payments, claiming a right of set-off against the Uries. We are challenging this action as a violation of the automatic stay in the bankruptcy case and are challenging the alleged set-off rights. However, based on this new information, we believe the probability of collection on the Note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note.
ResNet Merger/GICC Investment — In November 1998, the operations of our majority-owned subsidiary, ResNet Communications, LLC (“ResNet”), were merged with two non-affiliated entities to form Global Interactive Communications Corporation (“GICC”). GICC’s business consisted of providing cable television programming and telecommunications services to the multi-family dwelling unit market. We contributed net assets totaling $31.3 million in exchange for a 30% equity interest in GICC and notes receivable totaling $10.8 million. We accounted for our investment in GICC using the equity method of accounting. In the second quarter of 2001, we transferred our equity interest back to GICC and had no further financing obligation to GICC. GICC filed for bankruptcy protection in the third quarter of 2001. In 2002, we recovered the full amount of our receivable, which was $316,000 as of December 31, 2001, and recorded an investment gain of $1.3 million from the $1.7 million in proceeds derived from the sale of GICC’s assets. We received the final proceeds in 2003 and recorded an investment gain of $250,000.
Note 4 — Fair Value of Financial Instruments
Estimated fair values and carrying amounts in the financial statements are as follows at December 31 (in thousands of dollars):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets (Liabilities):
Interest rate swaps	$(156)	$(156)	$(3,412)	$(3,412)
Other long-term liability	$(2,541)	$(2,541)	$(3,154)	$(3,154)
Long-term debt	$(292,000)	$(310,259)	$(312,291)	$(333,290)
Fair values were determined under the following methods: interest rate swaps — quoted amount we would pay to terminate the swap agreements, considering current interest rates; other long-term liability — present value of future cash flows using our current interest rates; and long-term debt — interest rates currently available to us for debt with similar terms and maturities. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.
Note 5 — Property and Equipment
Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2005	2004
Land, building and equipment	$83,267	$80,956
Free-to-guest systems	33,989	32,753
Guest Pay systems:
Installed system costs	450,754	450,495
Customer acquisition costs	52,264	50,869
System components	25,336	25,466
Software costs	21,889	20,393

Total	667,499	660,932
Less — Depreciation and amortization	(467,617)	(448,273)

Property and equipment, net	$199,882	$212,659

LodgeNet Entertainment Corporation	F-15	Form 10-K 2005

We recorded depreciation and amortization expense of $65,620,000, $71,669,000 and $72,856,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Note 6 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. No costs were capitalized during the year ended December 31, 2005. We capitalized $838,000 and $7,902,000 of debt issuance costs during the years ended December 31, 2004 and 2003, respectively. Unamortized debt issuance costs of $272,000, $810,000 and $2,477,000 were written off in 2005, 2004 and 2003, respectively (see Note 18). Amortization of the debt issuance costs was $1,636,000 in 2005, $1,734,000 in 2004, and $1,831,000 in 2003. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2005	2004
Debt issuance costs	$13,842	$14,113
Accumulated amortization	(6,419)	(4,783)

	$7,423	$9,330

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
We have the following intangible assets at December 31 (in thousands of dollars):

	2005		2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$14,291	$14,150	$14,291	$12,786
Acquired intangibles	5,774	3,945	5,774	2,791
Other	497	460	512	372

	$20,562	$18,555	$20,577	$15,949

We recorded amortization expense of $2,606,000, $3,642,000 and $3,772,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We estimate amortization expense for the years ended December 31, as follows: 2006 — $1,313,000; 2007 — $694,000.

LodgeNet Entertainment Corporation	F-16	Form 10-K 2005

Note 8 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2005	2004
Accrued taxes	$3,679	$3,413
Accrued compensation	5,803	4,869
Accrued interest	1,100	970
Other	4,740	3,486

	$15,322	$12,738

Note 9 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2005	2004
Bank Credit Facility:
Bank term loan	$89,625	$110,125
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,375	2,166

	292,000	312,291
Less current maturities	(2,749)	(2,543)

	$289,251	$309,748

Bank Credit Facility — On August 29, 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan weighted interest rate as of December 31, 2005 was 6.72% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of December 31, 2005, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of December 31, 2005, we had $75.0 million of unused borrowing capacity under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2005, we had outstanding letters of credit totaling $2.0 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and place limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. As of December 31, 2005, we were in compliance with the financial covenants of the bank Credit Facility. Our consolidated leverage ratio was 3.16 compared to the maximum allowable of 4.00, the consolidated senior secured leverage ratio was 1.00 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.20 compared to the minimum allowable of 2.50.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated

LodgeNet Entertainment Corporation	F-17	Form 10-K 2005

indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2005, we were in compliance with the financial covenants of the 9.50% Notes.
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
Capital Leases — As of December 31, 2005, we had total capital lease obligations of $2,572,000. Equipment acquired under capital lease arrangements totaled $1,626,000, $657,000 and $785,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,500	$1,500	$86,625	$—	$—	$200,000
Capital leases	1,375	831	296	70	—	—

	2,875	2,331	86,921	70	—	200,000
Less amount representing interest on capital leases	(126)	(54)	(15)	(2)	—	—

	$2,749	$2,277	$86,906	$68	$—	$200,000

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

LodgeNet Entertainment Corporation	F-18	Form 10-K 2005

selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue. These agreements contain various restrictions, including default and termination procedures.
Minimum Guarantees — In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are typically two to five years in length. The unpaid balance of programming related minimum guarantees reflected as a liability in our consolidated balance sheet as of December 31, 2005 was approximately $502,000.
At December 31, 2005, our obligations for programming related guarantees, primarily Nintendo programming, aggregated to approximately $40.4 million. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services. The monthly royalty is subject to a minimum only when the percent of revenue generated does not meet the contractual threshold. Our estimate for future minimum royalty amounts payable are as follows: $6.7 million in 2006, $6.0 million in 2007, $6.0 million in 2008, $5.9 million in 2009, $5.6 million in 2010, and $10.2 million thereafter.
Purchase Commitments — We have purchase commitments in the ordinary course of business, none of which is expected to result in losses.
Operating Leases — We have entered into certain operating leases, which at December 31, 2005, require future minimum lease payments, as follows: 2006 — $596,000; 2007 — $479,000; 2008 — $361,000; 2009 — $226,000; 2010 — $34,000. The leases, which relate to our 27 field service offices, expire at dates ranging from 2006 to 2010. Rental expense under all operating leases was $758,000, $714,000 and $654,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Hilton Agreement — In 2002, we expanded our master services agreement with Hilton Hotels Corporation. We acquired the right from Hilton Hotel Corporation to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base. As consideration, we agreed to pay Hilton $5.8 million, on a present value basis, over a five-year period (see Note 7).
Legal Proceedings — We are subject to legal proceedings and claims arising in the ordinary course of our businesses. As of the date hereof, in the opinion of management, we do not believe that the resolution of such matters will have a material adverse effect on our financial position, results of operations, or cash flows.
Note 11 — Stockholders’ Equity
Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.
Common Stock — In 2004, we completed a public offering of common stock registered pursuant to our shelf registration statement filed with the Securities and Exchange Commission in April 2004. In connection with the offering, we issued 3.95 million shares at a price of $16.50 per share. In addition, in 2004, we issued 392,500 shares as a result of the underwriters’ exercise of their over-allotment option. The net proceeds from the offering (including the over-allotment) were $66.7 million after deducting underwriting and offering expenses of approximately $5.0 million. We used the net proceeds to repay $35.0 million of our bank Credit Facility term loan and the remaining $12.0 million of our 11.50% Notes. The remaining proceeds of approximately $19.7 million were retained as cash for use in general corporate purposes.

LodgeNet Entertainment Corporation	F-19	Form 10-K 2005

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
Restricted Stock — In January 2004 and 2005, we awarded 22,500 and 21,500 shares of restricted stock, respectively, to executive officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted shares on the date of grant is amortized ratably over the vesting period. As a result of these transactions, we recorded $231,000 and $121,000 as compensation expense during the years ended December 31 2004 and 2005, respectively.
Note 12 — Stock Option Plans
We have stock options plans that provide for the granting of up to 4,876,792 non-qualified or incentive stock options on our common stock. As of December 31, 2005, 262,688 stock options were available for grant. Certain officers, directors and key employees have been granted options to purchase common stock of LodgeNet under these plans. Stock options issued under the plans generally have an exercise price equal to the fair market value on the date of grant. Options become exercisable in accordance with vesting schedules determined by a committee of the Board of Directors, and generally expire ten years after the date of grant. Options to purchase 45,738 shares expired as of December 31, 2005, and outstanding options expire in 2006 through 2015. The following is a summary of the stock option activity for the years ended December 31:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2002	2,933,171	$13.83
Options granted	89,965	12.02
Options exercised	(291,118)	6.03
Options forfeited/canceled	(79,357)	10.24

Balance at December 31, 2003	2,652,661	14.73
Options granted	306,455	18.76
Options exercised	(410,341)	10.98
Options forfeited/canceled	(4,275)	19.65

Balance at December 31, 2004	2,544,500	15.81
Options granted	297,920	17.38
Options exercised	(288,482)	12.28
Options forfeited/canceled	(61,863)	18.62

Balance at December 31, 2005	2,492,075	$16.33

LodgeNet Entertainment Corporation	F-20	Form 10-K 2005

The following is a summary of stock options outstanding as of December 31, 2005:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Term	Exercise		Exercise
Price Range	Number	in Years	Price	Number	Price
$6.46 to $9.79	82,300	3.3	$8.96	78,050	$8.98
$10.19 to $13.77	557,675	5.0	10.95	480,925	11.06
$14.00 to $15.84	342,400	4.6	15.69	332,650	15.72
$16.00 to $17.59	770,750	6.5	16.83	755,250	16.83
$18.08 to $24.64	738,950	5.7	21.00	738,950	21.00

	2,492,075	5.6	$16.33	2,385,825	$16.55

The weighted average fair value of options granted during the year ended December 31 was as follows:

	2005	2004	2003
Weighted average fair value per option granted	$8.90	$9.70	$6.30

The fair value of each option granted was estimated as of the grant date using the Black-Scholes option valuation model under the following assumptions: (i) dividend yield — none, (ii) weighted average risk-free interest rate — 3.50% in 2005, 3.43% in 2004, and 2.97% in 2003; (iii) weighted average expected life — 5.0 years, and (iv) weighted average expected volatility — 55.6% in 2005, 55.8% in 2004, and 57.6% in 2003.
On November 16, 2005, the Board of Directors of LodgeNet Entertainment Corporation approved the acceleration of vesting of unvested stock options granted to its employees and executive officers that had an exercise price greater than $17.00 per share. As a result, options to acquire 373,174 shares of common stock became immediately exercisable (see Note 1).
Note 13 — Warrants
In 1995, we issued 480,000 warrants to purchase common stock in connection with the issuance of our 11.50% Senior Notes which were repaid in July 2004. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants included demand registration rights and anti-dilution provisions and expired on August 9, 2005. In January 2004, a holder of the 11.50% Notes exercised 240,000 warrants. In March 2005, a holder of the 11.50% Notes exercised 80,000 warrants. In August 2005, a holder of the 11.50% Notes exercised the remaining 160,000 warrants outstanding.
In October 2000, we entered into an agreement with Hilton Hotels Corporation to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares related to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares related to hotels franchised through Hilton and vested on a per room basis as we obtained contracts for delivery of services to these hotels. The vesting period for these warrant shares ended October 9, 2005. We followed the guidance provided in EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares were measured and similarly accounted for upon delivery of the related room contracts. During 2005, 2004 and 2003, 47,886, 51,663 and 65,808 of these warrant shares were issued with a fair value of $446,000, $503,000 and $401,000, respectively, and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life.

LodgeNet Entertainment Corporation	F-21	Form 10-K 2005

Note 14 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. Our contribution expense was $816,000, $813,000 and $780,000, in 2005, 2004 and 2003, respectively.
Note 15 — Income Taxes
Loss before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2005	2004	2003
Domestic	$(6,288)	$(19,793)	$(33,031)
Foreign	(221)	(567)	(1,562)

Total	$(6,509)	$(20,360)	$(34,593)

The income tax expense (benefit) for financial reporting purposes varied from the federal statutory rate as follows for the years ended December 31 (in thousands of dollars):

	2005	2004	2003
Federal income tax benefit at statutory rate (35%)	$(2,341)	$(7,126)	$(10,002)
State income taxes, net of federal benefit	(241)	(439)	(1,016)
Other non-deductible items	152	306	117
Net change to valuation allowance	2,880	7,680	13,466

	$450	$421	$459

The provisions for income taxes of $450,000 in 2005, $421,000 in 2004, and $459,000 in 2003, consist of current state franchise taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$67,458	$69,491
Capital loss carryforwards	1,431	—
Reserves and accruals	1,084	94
Deferred credits	2,571	1,482
Book over tax depreciation/amortization	20,658	15,580

Total deferred tax assets	93,202	86,647
Total deferred tax liabilities	—	—

Net deferred assets	93,202	86,647
Tax valuation allowance	(93,202)	(86,647)

Net deferred tax assets	$—	$—

The following table shows the current and noncurrent deferred tax assets, had an entry been recorded on our Consolidated Balance Sheet at December 31 (in thousands of dollars):

	2005	2004
Deferred tax assets:
Current deferred tax assets	$2,939	$1,576
Noncurrent deferred tax assets	90,263	85,071

Total deferred tax assets	$93,202	$86,647

LodgeNet Entertainment Corporation	F-22	Form 10-K 2005

For federal income tax purposes, we have net operating loss carryforwards of approximately $197.7 million and capital loss carryforwards of $4.2 million. Such carryforwards expire in 2006 through 2020, and federal tax regulations limit the availability and timing of usage of carryforwards which could result in expiration of loss carryforwards before they can be utilized. Tax loss carryforwards expiring in the next five years are as follows: (in thousands of dollars): 2006 — $3,437; 2007 — $3,748; 2008 — $7,959; 2009 — $7,732; 2010 — $13,188. We established the valuation allowance for deferred tax assets after considering our historical financial performance, existing deferred tax liabilities, and certain information about future years.
Note 16 — Other Related Party Transactions
We had $1.4 million in outstanding advances to a former officer as of December 31, 2003. The advances were made in 2000 and 2001 under the terms of a promissory note. In February 2004, we received a principal payment of $567,000. In June 2004, we received from the former officer, free and clear title to real property located contiguous to our property in Sioux Falls, South Dakota, valued at $574,000 as full payment for the remaining principal amount outstanding on the promissory note. In addition, we entered into a non-competition agreement with the former officer and agreed to pay three annual installments totaling $264,000. We have the option to select the form of such payments, which may include payments in the form of interest forgiveness. As of December 31, 2004 we had an outstanding promissory note in the amount of $39,000 due from the former officer. The note was paid in full in March of 2005.
Note 17 — Segment Information
We operate in one reportable segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2005	2004	2003
United States	$263,927	$255,047	$239,364
Canada	11,083	10,651	10,016
Other	761	743	769

Total	$275,771	$266,441	$250,149

Property and equipment by country based on the location of the assets were as follows at December 31 (in thousands of dollars):

	2005	2004
United States	$191,750	$203,274
Canada	8,132	9,385

Total	$199,882	$212,659

Note 18 — Write-Off of Debt Issuance Costs
In June 2003, we redeemed our 10.25% Notes due December 15, 2006 in conjunction with the issuance of the 9.50% Notes. As a result of this early redemption, we incurred call and tender premiums, and related expenses, in the amount of $4.6 million and wrote off unamortized debt issuance costs of $2.5 million in 2003. In 2004, we incurred a charge of $810,000 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility. During 2005, we incurred a charge of $272,000 as a result of the $19.0 million pay down of our term loan.
Note 19 — Impact of Hurricane Katrina
In August 2005, Hurricane Katrina affected approximately 20,700 of our hotel rooms. In the third quarter of 2005, we recorded an operating expense of $250,000 to cover that portion of the estimated damage to our equipment caused by the hurricane that will not be covered by insurance. Our insurance coverage provides up to $2.5 million of property damage with a $250,000 deductible and we believe, based on the available information, it is probable that any property loss in excess of the deductible will be covered by our insurance. Our insurance policy also covers business income interruptions caused by these storms.

LodgeNet Entertainment Corporation	F-23	Form 10-K 2005

In the fourth quarter of 2005, based on physical inspection of the damaged hotel properties and a business income interruption evaluation, we filed an initial claim with our insurance carrier. In addition, we retired $1.1 million of damaged assets with a net book value of $280,000. Accordingly, we recorded $30,000 of additional operating expense for the amount in excess of the $250,000 deductible. In December 2005, we received an initial payment of $788,000 from our insurance carrier of which $400,000 was related to property damage and $388,000 was related to business interruption indemnification. The $788,000 of proceeds was recorded as a gain and offset against the $280,000 expense, resulting in other operating income, net of $508,000. We expect to receive additional insurance proceeds for property damage and business interruption in 2006. As of December 31, 2005, no amounts have been recognized for future recoveries.
Note 20 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2004:
Revenues	$63,831	$66,281	$71,650	$64,679
Net income (loss)	(6,216)	(5,006)	(3,482)	(6,077)
Per common share (basic and diluted)	$(.48)	$(.38)	$(.20)	$(.34)

2005:
Revenues	$65,989	$68,115	$74,145	$67,522
Net income (loss)	(3,604)	(1,655)	585	(2,285)
Per common share (basic and diluted)	$(.20)	$(.09)	$.03	$(.13)

LodgeNet Entertainment Corporation	F-24	Form 10-K 2005

Schedule II — Valuation and Qualifying Accounts
LodgeNet Entertainment Corporation and Subsidiary
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions
	Balance	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Allowances deducted from related balance sheet accounts:
Year Ended December 31, 2003:
Allowance for Excess or Obsolete System Components	$2,948	$719	$1,969	$1,698
Allowance for Doubtful Accounts	300	313	313	300
Allowance for System Removal	373	1,206	1,186	353

Year Ended December 31, 2004:
Allowance for Excess or Obsolete System Components	$1,698	$1,515	$1,913	$1,300
Allowance for Doubtful Accounts	300	290	290	300
Allowance for System Removal	353	834	781	300

Year Ended December 31, 2005:
Allowance for Excess or Obsolete System Components	$1,300	$725	$1,325	$700
Allowance for Doubtful Accounts	300	135	135	300
Allowance for System Removal	300	994	1,534	840

LodgeNet Entertainment Corporation	F-25	Form 10-K 2005