Form 10-Q
period 2006-03-31
LODGENET ENTERTAINMENT CORP
filed 2006-05-08
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
At May 4, 2006, there were 18,358,093 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiary.
“LodgeNet ”, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “SigNETure HDTV, and “Hotel SportsNET” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,599	$20,742
Accounts receivable, net	31,663	29,617
Prepaid expenses and other	2,458	2,629

Total current assets	53,720	52,988

Property and equipment, net	196,446	199,882
Debt issuance costs, net	6,916	7,423
Intangible assets, net	1,573	2,007
Other assets	2,671	772

Total assets	$261,326	$263,072

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,203	$16,036
Current maturities of long-term debt	2,645	2,749
Accrued expenses	17,867	15,322
Deferred revenue	6,535	5,143

Total current liabilities	46,250	39,250

Long-term debt	278,755	289,251
Other long-term liabilities	4,189	2,541
Derivative instruments	2,036	2,263

Total liabilities	331,230	333,305

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding Common stock, $.01 par value, 50,000,000 shares authorized; 18,286,143 and 18,165,643 shares outstanding at March 31, 2006 and December 31, 2005, respectively	183	182
Additional paid-in capital	233,140	232,327
Accumulated deficit	(304,961)	(304,307)
Accumulated other comprehensive income	1,734	1,565

Total stockholders’ deficiency	(69,904)	(70,233)

Total liabilities and stockholders’ deficiency	$261,326	$263,072

The accompanying notes are an integral part of these consolidated financial statements.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Guest Pay	$68,208	$64,152
Other	1,985	1,837

Total revenues	70,193	65,989

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below) :
Guest Pay	30,686	28,344
Other	909	916
Operating expenses:
Guest Pay operations	8,786	8,622
Selling, general and administrative	6,892	6,072
Depreciation and amortization	16,915	17,992

Total costs and operating expenses	64,188	61,946

Income from operations	6,005	4,043

Other Income and Expenses:
Interest expense	(6,533)	(7,454)
Write-off of debt issuance costs	(129)	—
Other income (expense)	126	(75)

Loss before income taxes	(531)	(3,486)
Provision for income taxes	(123)	(118)

Net loss	$(654)	$(3,604)

Net loss per common share (basic and diluted)	$(0.04)	$(0.20)

Weighted average shares outstanding (basic and diluted)	18,125,623	17,679,872

The accompanying notes are an integral part of these consolidated financial statements.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(654)	$(3,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,915	17,992
Write-off of debt issuance costs	129	—
Share-based compensation	669	57
Change in operating assets and liabilities:
Accounts receivable	(2,041)	(1,417)
Prepaid expenses and other	141	54
Accounts payable	3,164	235
Accrued expenses and deferred revenue	3,612	4,784
Other	31	112

Net cash provided by operating activities	21,966	18,213

Investing activities:
Property and equipment additions	(12,518)	(12,553)

Net cash used for investing activities	(12,518)	(12,553)

Financing activities:
Repayment of long-term debt	(10,375)	(375)
Proceeds from lease transaction	—	1,022
Payment of capital lease obligations	(354)	(291)
Exercise of stock options	145	1,870

Net cash (used for) provided by financing activities	(10,584)	2,226

Effect of exchange rates on cash	(7)	—

Increase (decrease) in cash and cash equivalents	(1,143)	7,886
Cash and cash equivalents at beginning of period	20,742	24,995

Cash and cash equivalents at end of period	$19,599	$32,881

The accompanying notes are an integral part of these consolidated financial statements.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2005, as filed with the Commission. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Share-Based Compensation
The LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock (non-vested shares), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting. As of March 31, 2006 there were 900,000 shares authorized under this plan and 157,378 shares available for grant. The Board of Directors has recommended an amendment to the 2003 Plan that would allow for an additional 600,000 shares to be authorized. This amendment is scheduled for shareholder consideration and vote at our Annual Meeting, to be held in May 2006. If approved, the total authorized shares under the 2003 Plan would be 1,500,000. The amendment also does the following: 1) prohibits the re-pricing of options without shareholder approval, except in the case of adjustments required by stock splits, recapitalization, plans of exchange and similar transactions, 2) limits the number of options and the value of restricted stock (non-vested shares) granted to any single participant in any fiscal year, and 3) allows the Administrator the appropriate discretion in determining the form and level of awards to non-employee directors. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
Certain officers, directors and key employees have been awarded non-vested shares (restricted stock) and options to purchase common stock of LodgeNet under the 2003 Plan and other prior plans. Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant. The options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. Restrictions applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Compensation Committee of the Board of Directors. We currently do not have a stock repurchase program, which would allow us to issue awards from treasury shares, therefore stock option exercises and non-vested share awards are new issues of common stock.
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly,
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized in 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
As a result of adopting Statement 123(R), we recognized compensation expense related to stock options of $493,000 for the quarter ended March 31, 2006. Additionally, compensation expense related to non-vested shares (restricted stock) in the amount of $176,000 was recognized during the period, for a total share-based compensation expense of $669,000 in the first quarter of 2006. As a result of the adoption, included within the reported net loss of $(654,000) was an additional expense of $612,000 or $(0.04) per share in the first quarter of 2006 versus an expense of $57,000 in the first quarter of 2005. For the quarter ended March 31, 2006, we did not issue stock options to employees. We may issue stock options only to non-employee directors for the balance of 2006.
Cash received from stock option exercises for the quarters ended March 31, 2006 and 2005 was $145,000 and $1,870,000, respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. As a result of adopting Statement 123(R), our cash flow from operating activities for the quarter ended March 31, 2006 included non-cash compensation expense related to stock options of $493,000 and non-cash compensation expense in the amount of $176,000 related to non-vested shares (restricted stock).
Pro Forma Information under Statement 123
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options’ vesting periods (dollars amounts in thousands, except per share data).

March 31,
2005
Net loss, as reported	$(3,604)
Add: stock based employee compensation expense included in reported net loss	57
Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(768)

Net loss, pro forma	$(4,315)

Loss per share (basic and diluted)
As reported	$(0.20)
Pro forma	(0.24)
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Stock Option Valuation and Expense Information under Statement 123(R)
We did not grant stock options during the quarter ended March 31, 2006. Had options been granted, the applicable valuation methodology would be the Black-Scholes-Merton option-pricing model, which is an acceptable model to estimate the fair value of stock options in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. We do not pay dividends therefore the dividend rate variable in the Black-Scholes-Merton model is zero.
The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of our stock options and is calculated by using the average monthly yield for the twelve months preceding the grant date.
The volatility assumption is calculated as the annualized standard deviation of the natural logarithms of relative stock prices over the option’s expected term and is based on monthly historical stock prices through the month preceding the grant date.
The expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 107 (“SAB 107”). The expected life of stock options granted to non-employee directors represents the weighted average period that those options are expected to remain outstanding and is based on analysis of historical behavior of non-employee director option holders. There were no options granted during the quarter ended March 31, 2006. Prior to the adoption of Statement 123(R), we used five years as the expected term for the purposes of pro forma information under Statement 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
Share-based compensation expense recognized in our results for the quarter ended March 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarters ended March 31 are set forth in the table below. There were no options granted during the quarter ended March 31, 2006. If options had been granted during the quarter, the assumptions used would have approximated these values.

	March 31, 2006	March 31, 2005
Weighted average fair value of options granted	n/a	$9.02
Dividend yield	0.0%	0.0%
Weighted average risk-free interest	4.4%	3.4%
Weighted average expected volatility	53.4%	55.8%
Weighted average expected life — employee	6.25 years	5.0 years
Weighted average expected life — non-employee director	8.47 years	5.0 years
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
The following is a summary of the stock option activity for the quarter ended March 31, 2006:

	Three Months Ended
	March 31, 2006		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, beginning of period	2,492,075	$16.33
Granted	—	—
Exercised	(14,300)	10.09
Forfeited/canceled	(27,200)	22.71

Outstanding, end of period	2,450,575	$16.30	5.4	$3,077,335

Outstanding, net of expected forfeiture	2,446,237	$16.31	5.6	$3,059,346

Options exercisable, end of period	2,349,200	$16.50	5.3	$2,659,394

The aggregate intrinsic value in the table above represents the difference between the closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The total intrinsic value of options exercised during the quarter was approximately $79,000.
As of March 31, 2006, unrecognized share-based compensation related to unvested options was approximately $441,000, net of estimated forfeitures. These costs are to be recognized over a weighted average period of 13 months. Outstanding options to purchase shares expire in 2006 though 2015. 26,450 share options with a weighted average exercise price of $23.06 expired in the first quarter of 2006.
Non-Vested Shares (Restricted Stock)
In January 2006, 2005 and 2004, we awarded 21,500, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. We recorded $79,000 and $57,000 as compensation expense related to time-based restricted stock during the quarters ended March 31, 2006 and 2005, respectively. Also in January 2006, we awarded 84,700 shares of performance-based restricted stock (non-vested shares) to certain officers that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the Performance-Based restricted stock is currently being amortized ratably over the period that the performance metric is being measured. We currently expect to achieve these performance goals. If such goals are not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed. We recorded $97,000 as compensation expense related to performance-based restricted stock during the quarter ended March 31, 2006.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
A summary of the status of non-vested shares and changes as of March 31, 2006 is set forth below:

Three Months Ended
March 31, 2006
	Time Based		Performance Based
		Weighted		Weighted
	Non-	Average	Non-	Average
	vested	Grant-date	vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares outstanding, beginning of period	44,000	$18.01	—	$—
Granted	21,500	13.76	84,700	13.71
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—

Non-vested shares outstanding, end of period	65,500	$16.61	84,700	$13.71

As of March 31, 2006, unrecognized stock based compensation related to non-vested time based vesting shares and performance based vesting shares was approximately $657,000 and $1,064,000, respectively. These costs are to be recognized over a weighted average period of 33 months. No non-vested shares vested during the quarter ended March 31, 2006.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Land, building and equipment	$83,705	$83,267
Free-to-guest equipment	34,192	33,989
Guest Pay systems:
Installed system costs	451,575	450,754
Customer acquisition costs	52,795	52,264
System components	25,446	25,336
Software costs	22,219	21,889

Total	669,932	667,499
Less — depreciation and amortization	(473,486)	(467,617)

Property and equipment, net	$196,446	$199,882

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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
We have the following intangible assets (in thousands of dollars):

	March 31, 2006		December 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$10,280	$10,280	$14,291	$14,150
Acquired intangibles	5,774	4,234	5,774	3,945
Other	454	421	497	460

	$16,508	$14,935	$20,562	$18,555

In the first quarter of 2006, we retired an asset no longer in service and reduced the carrying amount and related accumulated amortization of $4.0 million. We recorded amortization expense of $435,000 and $655,000, respectively, for the three months ended March 31, 2006 and 2005. We estimate amortization expense for the nine months remaining in 2006 to be $878,000 and for the full year ending December 31, 2007 — $695,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
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
The loss per common share for the three months ended March 31, 2006 and 2005 is based on 18,125,623 and 17,679,872 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of March 31, 2006 and 2005, the number of potential dilutive common shares was approximately 4,360,000 and 4,540,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	March 31, 2006	December 31, 2005
Accrued taxes	$3,845	$3,679
Accrued compensation	3,501	5,803
Accrued interest	5,963	1,100
Other	4,558	4,740

	$17,867	$15,322

March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Bank Credit Facility:
Bank term loan	$79,250	$89,625
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,150	2,375

	281,400	292,000
Less current maturities	(2,645)	(2,749)

	$278,755	$289,251

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments of $375,000 began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of March 31, 2006 was 7.08% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of March 31, 2006, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of March 31, 2006, we had $69.0 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2006, we had outstanding letters of credit totaling $2.0 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. Our consolidated total leverage ratio was 2.99 compared to the maximum allowable of 3.75, the consolidated senior secured leverage ratio was 0.87 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.38 compared to the minimum allowable of 2.75. As of March 31, 2006, we were in compliance with the financial covenants of the bank Credit Facility.
9.50% Senior Notes — In September 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due September 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2006, we were in compliance with the financial covenants of the 9.50% Notes.
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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Capital Leases — As of March 31, 2006, we have total capital lease obligations of $2,331,000. Equipment acquired under capital lease arrangements during the three months ended March 31, 2006 totaled $128,000.
Long-term debt has the following scheduled maturities for the nine months remaining in 2006 and the full years ending December 31, 2007 and after (in thousands of dollars):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,125	$1,500	$76,625	$—	$—	$200,000
Capital leases	1,009	871	335	107	9	—

	2,134	2,371	76,960	107	9	200,000

Less amount representing interest on capital leases	(93)	(61)	(21)	(5)	(1)	—

	$2,041	$2,310	$76,939	$102	$8	$200,000

During the first quarter of 2006, we prepaid $10.0 million on our term loan and wrote-off $129,000 of related debt issuance costs.
We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Income (Loss)
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions and other events and circumstances. Comprehensive income (loss) was as follows for the periods ended March 31 (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(654)	$(3,604)
Foreign currency translation adjustment	13	(95)
Unrealized gain on derivative instruments	156	1,254

Comprehensive income (loss)	$(485)	$(2,445)

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Unrealized loss on derivative instruments	$—	$(156)
Foreign currency translation adjustment	1,734	1,721

Accumulated other comprehensive income (loss)	$1,734	$1,565

Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $1,670,000 and $2,573,000, respectively, for the three months ended March 31, 2006 and 2005. Cash paid for taxes, primarily state franchise tax, was $92,000 and $134,000 for the three months ended March 31, 2006 and 2005, respectively.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Note 10 — Effect of Recently Issued Accounting Standards
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 did not have an impact on our consolidated financial position or results of operations.
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
In November 2005, the FASB issued FASB Staff Position (FSP) FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” This FSP amends the guidance in FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The FASB concludes in this FSP that a guarantor should apply the recognition, measurement, and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount. For new minimum revenue guarantees issued or modified on or after January 1, 2006, we will record the fair value of guarantees in our consolidated financial statements. The adoption of this FSP did not have a material impact on our consolidated financial position or results of operations.
Note 11 — Insurance Proceeds from the Impact of Hurricane Katrina
On August 29, 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained significant property damage to its systems installed at the hotels located within those states. The initial damage estimate included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. In December 2005, we received insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. As of March 31, 2006, approximately 5,800 rooms remain out of service and no amounts were recognized for future recoveries. In April 2006, we received $200,000 from our insurance carrier related to business interruption indemnification.
March 31, 2006

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
Executive Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 300 million domestic and international travelers have access to our interactive television network annually, which is designed to make their hotel stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of March 31, 2006, we provided interactive and basic cable television services to approximately 6,100 hotel properties serving over one million rooms. In addition, LodgeNet began delivery of on-demand patient education, information and entertainment to healthcare facilities in the United States.
In the first quarter of 2006, we continued to execute on our strategic plan focused on growth, profitability and the generation of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. We increased our digital room base during the quarter by more than 29,000 net digital rooms. As of March 31, 2006, more than 65% of our Guest Pay interactive room base, or 658,000 rooms, were equipped with a digital system. In addition, we continued to move toward our profitability goal. Our operating income was up 48.5% to $6.0 million in the first quarter of 2006, while our net loss decreased from $3.6 million in the first quarter of 2005 to $654,000 in the current year quarter. Cash from operations increased 20.6% to $22.0 million in the first quarter of 2006. After deducting all capital investment activities of $12.5 million, we generated $9.5 million of net free cash flow during first quarter of 2006. This represents a $3.8 million, or 66.7%, improvement over the prior year quarter.
During first quarter of 2006, total revenue increased 6.4%, or $4.2 million as compared to the first quarter of 2005. The growth was driven in part by our expanding digital room base, and in part by a 4.2% increase in per-room movie revenue. The increase in movie revenue was not attributable to any specific genre or major title in our window. On a per room basis, monthly Guest Pay revenue increased 3.7% to $22.66 in the first quarter of 2006 as compared to $21.86 for the first quarter of 2005. Revenue per room from other interactive services also grew driven in part by price increases associated with basic cable services and increased revenue from our TV on-demand and music products, offset in part by our TV Internet profitability enhancement initiative that removed this service from poorly
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
performing rooms. For the first quarter of 2006, we estimate that the TV Internet initiative decreased revenue by approximately $306,000, or about $0.10 per room, while lowering direct operating costs by approximately $384,000 as compared to the first quarter of 2005.
During the quarter, our Guest Pay direct costs varied directly with our revenue growth and increased to $10.20 per room as compared to $9.66 per room for the first quarter of 2005. The increase was primarily a result of our “pay for performance” commission structure whereby an increase in revenue per room may result in a higher commission paid to the hotel. Our Guest Pay operations expenses were $2.92 per average Guest Pay room versus $2.94 in the first quarter of 2005 driven by the economy of scale from our expanded room base. Our selling, general, and administrative expenses increased to 9.8% of revenue for the first quarter of 2006 compared to 9.2% for the prior year quarter. Per average Guest Pay room, SG&A expenses increased to $2.29 per month in the first quarter of 2006 from $2.07 per month in the prior year quarter. The increase was primarily due to the expensing of share-based compensation required under Financial Accounting Standard 123(R) and professional fees. Share-based compensation expenses were $669,000 for the first quarter of 2006, compared to $57,000 in the same period of last year. Our depreciation and amortization decreased 6.0%, or $1.1 million, primarily driven by higher-cost assets being fully depreciated while the cost basis of more recently deployed Guest Pay systems are lower. We expect this trend to level off during 2006 as most of our older systems become fully depreciated. Per average Guest Pay room, depreciation and amortization expenses decreased to $5.62 in the first quarter of 2006 compared to $6.13 in the prior year quarter.
We continue to de-leverage our balance sheet with the reduction of our investment of equipment into hotels through market and product segmentations and engineering development, reduction of interest costs by prepaying on our long-term debt, and prudent management of working capital. Cash at March 31, 2006 was $19.6 million compared to $20.7 million at December 31, 2005. The reduction in cash was due to the $10.0 million prepayment on our term loan offset by cash generated from operations.
We continue to promote our industry-leading SigNETure HDTVSM solution that enables us to deliver high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV. We have programming agreements with DIRECTV, ESPN, Lion’s Gate, and Paramount to provide high-definition television content. Additionally, our SigNETure HDTVSM solution coupled with our LodgeNet Media Management System (LMMS) helped us secure two key contracts during 2005 with Starwood Hotels & Resorts Worldwide, Inc., and The Ritz-Carlton Hotel Company, L.L.C., a wholly-owned subsidiary of Marriott International, Inc.
We continue to explore revenue growth opportunities within our core lodging business. These include, but are not limited to, new content and products such as Hotel SportsNETSM (our daily subscription of sports programming), which recently added NHL Center Ice to its programming line up. Other Hotel SportsNETSM programming includes NBA LEAGUE PASS, NFL SUNDAY TICKET and ESPN’s GamePlan and Full Court packages. In addition, we continue to focus on marketing directly to the hotel guest through the capabilities of LMMS. LMMS allows us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
We plan to expand our advertising initiative by developing linear and on-demand advertising and promotional messages. We are able to selectively place these messages at properties and to record the number of views and the viewing time per view using LMMS. This business model has the potential of generating revenue from the advertiser in contrast to the hotel or the guest. We believe the additional capital investment required for this initiative will be minimal.
Our Healthcare initiative continues to expand with three new hospitals going “live” during the first quarter of 2006. As of March 31, 2006, our interactive system is installed at five healthcare sites. In addition, we have four contracted healthcare sites that are in process or pending installation. We offer our interactive television system and content as part of McKesson’s Horizon PatientVisionTM system and sell our interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare facilities sold by LodgeNet or through MDM Commercial, a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
As we move through 2006, we will continue to execute on our strategic plan and maximize on the flexible technology aspects of our platform which has allowed us to diversify our customer base, tap new revenue opportunities with additional content offerings and enter vertical markets such as healthcare and travel centers with business models that require little or no incremental capital investment on our part. We are committed to prudently leveraging our technology, content expertise and nationwide service presence to expand our overall customer base, and we remain focused on driving growth, improving profitability and increasing cash flow.
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts currently served by our competitors.
•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	internet connectivity costs;
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
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
Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. De-installation activity has not had a material effect on our growth, averaging between 2% to 3% of total installed rooms per year over the last five years. During the three-month period indicated, we installed our systems in the following number of net new rooms and had the following total rooms installed as of March 31:

	March 31,
	2006	2005
Total rooms served (3) (4)	1,057,953	1,043,278
Total Guest Pay interactive rooms (2) (4)	1,006,513	986,024
New Guest Pay interactive rooms (1)	4,584	11,226

(1)	Amounts shown are net of de-installations during the period. The gross numbers of new rooms installed were 12,625 in the first quarter of 2006 and 18,509 in the first quarter of 2005.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition (HD), digital and tape-based systems.

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	As a result of Hurricane Katrina, room count as of March 31, 2006 was reduced by 5,842 rooms.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
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

	March 31,
	2006	2005
Digital room installations for the three months ended	29,091	31,988
Total Digital rooms installed (1)	658,176	540,967
Digital rooms as a percent of total Guest Pay interactive rooms	65%	55%

(1)	Total digital room count as of March 31, 2006, was reduced by 2,387 rooms due to the impact of Hurricane Katrina. Total room count was reduced by an additional 3,455 tape-based rooms due to the impact of Hurricane Katrina.
Capital Investment Per Room
The average investment per-room associated with a digital installation has continued to decline over the past several years due to our ongoing engineering efforts, while adding enhancements, lower component costs, product segmentation, and reduced cost of assembly and installation. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Average investment per room — new installation	$348	$351
Average investment per room — conversion	$262	$260
The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, average property size, and certain fixed costs.
Direct Costs
Guest Pay direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission retained by the hotel, programming and other related costs. The following table sets forth our Guest Pay direct expenses per room and as a percent of revenue during the three months ended March 31:

	2006	2005
Guest Pay direct costs per room	$10.20	$9.66
Guest Pay direct costs as a percent of total revenue	45.0%	44.2%
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Guest Pay direct costs increased to 45.0% in the first quarter of 2006 from 44.2% in the first quarter of 2005 driven by higher hotel commissions resulting from our “pay for performance” commission structure whereby an increase in revenue per room may result in a higher commission paid to the hotel.
Operating Expense Per Room
We plan to continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (SG&A) primarily includes administrative payroll costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the three months ended March 31:

	2006	2005
Guest Pay operating expenses	$2.92	$2.94
SG&A expense	2.29	2.07
Depreciation and amortization (D&A)	5.62	6.13

	$10.83	$11.14

Guest Pay operations as a percent of total revenue	12.5%	13.1%
SG&A as a percent of total revenue	9.8%	9.2%
D&A as a percent of total revenue	24.1%	27.3%
For the first quarter of 2006, share-based compensation expense included in SG&A was $669,000 or $0.22 per average Guest Pay room or 1.0% of revenue, as compared to $57,000 or $0.02 per average Guest Pay room or 0.1% of revenue for the first quarter of 2005.
Net Income/(Loss)
We focused on reducing our net loss by improving room and revenue growth coupled with reducing direct costs, overhead expenses, installation costs, depreciation and amortization expenses, and interest costs. The following table sets forth our net loss for the three months ended March 31 (in thousands of dollars):

	2006	2005
Net loss	$(654)	$(3,604)
Free Cash Flow
One of our goals is to generate net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. We generally seek to generate net free cash flow to reduce our historical reliance on external financing to grow our business. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. Over the past twelve months we have generated $16.6 million of net free cash flow while having simultaneously installed more than 122,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the quarter, we strengthened our balance sheet by reducing long-term debt to $281.4 million.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Our progress toward the goal of continuing to generate increased levels of net free cash flow is set forth in the following table (in thousands of dollars):

	Three Months Ended
	March 31,
	2006	2005
Cash provided by operating activities	$21,966	$18,213
Cash used for investing activities	(12,518)	(12,553)

Difference	$9,448	$5,660

Expansion capital investment	$3,900	$6,407
New Revenue Sources
In 2005, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we sold our interactive system and license our software to McKesson or individual healthcare facilities, and earn recurring revenues from the provision of hardware and software service and maintenance activities, and the sale of entertainment content. In addition to McKesson, we have entered into an agreement with MDM Commercial, a leading distributor of audio-visual equipment and systems to the healthcare industry. The agreement designates MDM Commercial as a sales representative for our Horizon PatientVisionTM healthcare solution.
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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Liquidity and Capital Resources
Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. Since 2003, we have transitioned to a net free cash flow position. We define net free cash flow as cash provided by operating activities less cash used for investing activities, including growth-related capital. For the first quarter of 2006, cash provided by operating activities was $22.0 million while cash used for investing activities, including growth-related capital investments, was $12.5 million, resulting in a net difference of $9.5 million. During the first quarter of 2005, cash provided by operating activities was $18.2 million while cash used for investing activities, including growth-related capital investments, was $12.5 million, resulting in a net change of $5.7 million. Cash as of March 31, 2006 was $19.6 million versus $20.7 million as of December 31, 2005.
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolver portion of our Credit Facility, which matures in 2007. Over the past twelve months we have generated $16.6 million of net free cash flow while having simultaneously installed more than 122,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the quarter, we strengthened our balance sheet by reducing long-term debt by $10.0 million. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of March 31, 2006, working capital was $7.5 million, compared to $13.7 million at December 31, 2005. The decrease was primarily caused by the $10.0 million prepayment on our term loan.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of March 31, 2006, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of March 31, 2006 was $281.4 million versus $292.0 million as of December 31, 2005.
Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2006	2005
Actual consolidated total leverage ratio (1) (4)	2.99	3.47
Maximum per covenant	3.75	4.25

Actual senior secured leverage ratio (2) (4)	0.87	1.25
Maximum per covenant	2.25	2.25

Actual consolidated interest coverage ratio (3) (4)	3.38	2.83
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum consolidated senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q

(4)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

Q4 2006
Maximum consolidated total leverage ratio	3.50

Maximum senior secured leverage ratio	2.25

Minimum consolidated interest coverage ratio	2.75
In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of March 31, 2006 was 7.08% based on LIBOR pricing. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of March 31, 2006, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was B1. The maturity dates of the term loan and the revolver loan under our Credit Facility are August 2008 and August 2007, respectively.
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
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2006, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Obligations and Commitments as of March 31, 2006 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$281,400	$2,645	$78,685	$70	$200,000
Interest on fixed rate debt	142,500	19,000	38,000	38,000	47,500
Interest on bank term loan (1)	13,480	5,461	8,019	—	—

Other long-term obligations
Acquired intangible asset (2)	3,750	1,250	2,500	—	—
Operating lease payments	1,680	580	835	265	—
Purchase obligations	5,356	5,356	—	—	—
Nintendo minimum royalty (3)	30,100	4,200	8,400	8,400	9,100
Programming related minimum royalty and commissions (4)	10,570	2,490	4,549	3,531	—

Total contractual obligations	$488,836	$40,982	$140,988	$50,266	$256,600

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,969	$1,969	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
Seasonality
Our quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters. We have no control over when new content is released or how popular it will be.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2006 and 2005
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of March 31, 2006, 5,842 rooms remained out of service.
Revenue Analysis
Total revenue for the first quarter of 2006 was $70.2 million, an increase of $4.2 million, or 6.4%, compared to the first quarter of 2005. The following table sets forth the components of our revenue (in thousands) for the three months ended March 31:

	2006		2005
		Percent		Percent
		of Total		Of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$68,208	97.2	$64,152	97.2
Other	1,985	2.8	1,837	2.8

	$70,193	100.0	$65,989	100.0

Revenue from Guest Pay services was $68.2 million, an increase of $4.1 million or 6.3%, driven by a 2.5% increase in the average number of rooms in operation and a 3.7% increase in revenue realized per average Guest Pay room. At the end of the quarter, 65% of the interactive room base was installed with the digital system. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended March 31:

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.11	$16.42
Other interactive service revenue	5.55	5.44

Total per Guest Pay room	$22.66	$21.86

On a per room basis, monthly Guest Pay revenue increased 3.7% to $22.66 in the first quarter of 2006 as compared to $21.86 for the first quarter of 2005. Movie revenue per room increased 4.2% to $17.11 this quarter as compared to $16.42 in the year earlier quarter. The revenue growth was driven in part by our expanding digital room base and in part by price increases. The increase in movie revenue was not attributable to any specific genre or major title in our window. Revenue per room from other interactive services also increased 2.0%, from $5.44 per month in the first quarter of 2005 to $5.55 in the current year quarter. This increase was primarily due to price increases associated with basic cable services and increased revenue from our TV on-demand and music products, offset in part by our TV Internet profitability enhancement initiative that removed this service from poorly performing rooms. For the first quarter of 2006, we estimate that the TV Internet initiative decreased revenue by approximately $306,000, or about $0.10 per room, while lowering direct operating costs by approximately $384,000.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $148,000, or 8.1%, in comparison to the first quarter of 2005, primarily due to increased Healthcare system sales and the sale of equipment to hotels. The increase was offset by a decrease in FTG services revenue. FTG services revenue is expected to decrease as we continue to decrease our FTG only room base.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Expense Analysis
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $2.3 million, or 8.3% to $30.7 million in the first quarter of 2006 as compared to $28.3 million in the prior year quarter. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 45.0% for the first quarter of 2006 compared to 44.2% in the same period last year. The increase was due to higher costs associated with basic cable services and higher hotel commissions as a result of our “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs decreased $7,000 to $909,000 in the first quarter of 2006 as compared to $916,000 in the prior year quarter.
Total direct costs were $31.6 million, an increase of $2.3 million as compared to $29.3 million in the first quarter of 2005. As a percentage of revenue, total direct costs increased to 45.0% in the first quarter of 2006 from 44.3% in the first quarter of 2005. Per average Guest Pay room, total monthly direct costs increased to $10.50, or 5.3%, in the first quarter of 2006 compared to $9.97 in the prior year quarter.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended March 31:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	45.0%	44.3%	0.7%

Change drivers:
Internet related			-0.4%
Programming costs (product mix)			0.3
Hotel incentive commissions			0.8

			0.7%

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended March 31 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,786	12.5	$8,622	13.1
Selling, general and administrative	6,892	9.8	6,072	9.2
Depreciation and amortization	16,915	24.1	17,992	27.3

Total operating expenses	$32,593	46.4	$32,686	49.6

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $164,000, or 1.9%, in the first quarter of 2006 from the prior year quarter. The increase was primarily due to the 2.5% increase in the average number of rooms served. As a percentage of revenue, Guest Pay operations expenses were 12.5% in the first quarter of 2006 as compared to 13.1% in the first quarter of 2005. Per average installed room, Guest Pay operations expenses decreased to $2.92 per month in the first quarter of 2006, compared to $2.94 per month in the prior year quarter.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Selling, general and administrative expenses increased $820,000 or 13.5%, to $6.9 million during the current quarter as compared to $6.1 million the first quarter of 2005. The increase was primarily due to the expensing of share-based compensation required under Financial Accounting Standard 123(R), engineering development activities and professional fees, offset by decreases in telecom expenses, trade show and marketing expenses. Share-based compensation expenses were $669,000 for the first quarter of 2006, compared to $57,000 in the same period of last year. SG&A as a percentage of revenue was 9.8% in the current quarter compared to 9.2% in the first quarter of 2005. Per average Guest Pay room, SG&A expenses were $2.29 in the first quarter of 2006, compared to $2.07 in the prior year quarter. Share-based compensation expense was $0.22 per average Guest Pay room or 0.9% of revenue in the first quarter of 2006.
Depreciation and amortization expenses decreased 6.0% to $16.9 million in the current year quarter versus $18.0 million in the first quarter of 2005. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets continue to become fully depreciated while the cost basis of our more recently deployed Guest Pay systems is lower. Per average Guest Pay room, depreciation and amortization expenses decreased 8.3% to $5.62 in the first quarter of 2006 compared to $6.13 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses decreased to 24.1% in the first quarter of 2006 from 27.3% in the first quarter of 2005. We expect this trend to level off during 2006 as most of our older systems become fully depreciated.
Operating Income. As a result of the factors described above, operating income increased 48.5% to $6.0 million in the first quarter of 2006 compared to $4.0 million in the first quarter of 2005.
Interest Expense. Interest expense was $6.5 million in the current quarter versus $7.5 million in the first quarter of 2005, a decrease of $921,000. The decrease was driven by a 9.0% reduction of our average outstanding long-term debt from $312.0 million during the first quarter of 2005 to $284.0 million in the first quarter of 2006 along with the expiration of our interest rate swaps previously required under our bank covenant. The average interest rate on the outstanding debt, decreased to 9.19% in the first quarter of 2006 versus 9.55% for the first quarter of 2005.
Write-Off of Debt Issuance Costs. During the first quarter of 2006, we recorded an expense of $129,000 as a result of the early retirement of $10.0 million on our term loan.
Other (Expense) Income. In the first quarter of 2006, we recorded $126,000 of interest income. In the first quarter of 2005, we recorded a $210,000 provision for state use tax. The provision was offset by interest income of $135,000.
Taxes. For the first quarter of 2006, we incurred state franchise taxes of $123,000 versus $118,000 during the first quarter of 2005.
Net Loss. As result of the factors described above, net loss was $654,000 for the first quarter of 2006, an improvement of $3.0 million, as compared to a $3.6 million net loss in the year earlier quarter.
March 31, 2006

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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three-years.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) long-term agreements with the facility to provide software maintenance, programming and system maintenance. Typically, revenue from the sale and installation of our interactive system is recognized ratably over a one-year period after the equipment is installed. The contracted system hardware, installation and
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
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
Recent Accounting Developments
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 did not have an impact on our consolidated financial position or results of operations.
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
In November 2005, the FASB issued FASB Staff Position (FSP) FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” This FSP amends the guidance in FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The FASB concludes in this FSP that a guarantor should apply the recognition, measurement, and disclosure provisions of FIN 45 to a guarantee granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount. For new minimum revenue guarantees issued or modified on or after January 1, 2006, we will record the fair value of guarantees in our consolidated financial statements. The adoption of this FSP did not have a material impact on our consolidated financial position or results of operations.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment”. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock (non-vested shares), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting. As of March 31, 2006 there were 900,000 shares authorized under this plan and 157,378 shares available for grant. The Board of Directors has recommended an amendment to the 2003 Plan that would allow for an additional 600,000 shares to be authorized. This amendment is scheduled for shareholder consideration and vote at our Annual Meeting, to be held in May 2006. If approved, the total authorized shares under the 2003 Plan would be 1,500,000. The amendment also does the following: 1) prohibits the re-pricing of options without shareholder approval, except in the case of adjustments required by stock splits, recapitalization, plans of exchange and similar transactions, 2) limits the number of options and the value of restricted stock (non-vested shares) granted to any single participant in any fiscal year, and 3) allows the Administrator the appropriate discretion in determining the form and level of awards to non-employee directors. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
Certain officers, directors and key employees have been awarded non-vested shares (restricted stock) and options to purchase common stock of LodgeNet under the 2003 Plan and other prior plans. Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant. The options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. Restrictions applicable to non-vested shares (restricted stock) lapse based either on performance or service standards as determined by the Compensation Committee of the Board of Directors. We currently do not have a stock repurchase program, which would allow us to issue awards from treasury shares, therefore stock option exercises and non-vested share awards are new issues of common stock.
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized in 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
As a result of adopting Statement 123(R), we recognized compensation expense related to stock options of $493,000 for the quarter ended March 31, 2006. Additionally, compensation expense related to non-vested shares (restricted stock) in the amount of $176,000 was recognized during the period, for a total share-based compensation expense of $669,000 in the first quarter of 2006. As a result of the adoption, included within the reported net loss of $(654,000) was an additional expense of $612,000 or $(0.04) per share in the first quarter of 2006 versus an expense of $57,000 in the first quarter of 2005. For the quarter ended March 31, 2006, we did not issue stock options to employees. We may issue stock options only to non-employee directors for the balance of 2006.
As of March 31, 2006, unrecognized share-based compensation related to unvested options was approximately $441,000, net of estimated forfeitures. These costs are to be recognized over a weighted average period of 13 months. Outstanding options to purchase shares expire in 2006 though 2015. 26,450 share options with a weighted average exercise price of $23.06 expired in the first quarter of 2006.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Cash received from stock option exercises for the quarters ended March 31, 2006 and 2005 was $145,000 and $1,870,000, respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. As a result of adopting Statement 123(R), our cash flow from operating activities for the quarter ended March 31, 2006 included non-cash compensation expense related to stock options of $493,000 and non-cash compensation expense in the amount of $176,000 related to non-vested shares (restricted stock).
In January 2006, 2005 and 2004, we awarded 21,500, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. We recorded $79,000 and $57,000 as compensation expense related to time-based restricted stock during the quarters ended March 31, 2006 and 2005, respectively. Also in January 2006, we awarded 84,700 shares of performance-based restricted stock (non-vested shares) to certain officers that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the Performance-Based restricted stock is currently being amortized ratably over the period that the performance metric is being measured. We currently expect to achieve these performance goals. If such goals are not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed. We recorded $97,000 as compensation expense related to performance-based restricted stock during the quarter ended March 31, 2006.
As of March 31, 2006, unrecognized stock based compensation related to non-vested time based vesting shares and performance based vesting shares was approximately $657,000 and $1,064,000, respectively. These costs are to be recognized over a weighted average period of 33 months. No non-vested shares vested during the quarter ended March 31, 2006.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At March 31, 2006, we had debt totaling $281.4 million. We had fixed rate debt of $202.1 million and variable rate debt of $79.3 million at March 31, 2006. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $19.3 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $793,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first three months of 2006 to materially impact consolidated results of operations or financial condition.
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
Changes in Internal Control over Financial Reporting. In the first quarter of 2006, we upgraded our Oracle application to a newer version. Although many process improvements were implemented, there was no significant change to the major design or operation of the overall system, which could adversely affect our ability to record, process, summarize and report financial data. Additionally, there was no significant change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
In connection with our effort to support the development of technology, which could utilize our interactive system, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly deferred payments due to the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted counterclaims against us alleging our failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between us and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. In January 2005 we became aware that the purchaser of the prior business owned by the Uries had ceased making deferred payments, claiming a right of set-off against the Uries. We have challenged this action as a violation of the automatic stay in the bankruptcy case and have also challenged the alleged set-off rights. However, based on this information, we believe the probability of collection on the note has been significantly reduced and, accordingly, in the fourth quarter of 2004 we fully reserved for the $1.0 million promissory note. In May 2005 the U.S. Bankruptcy Court converted the case from a Chapter 11 reorganization to a Chapter 7 liquidation. As of March 31, 2006, there were no new developments.
Item 1A — Risk Factors
     No material change.
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
March 31, 2006

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: May 5, 2006	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2006	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)
March 31, 2006