Form 10-Q
period 2006-06-30
LODGENET ENTERTAINMENT CORP
filed 2006-08-08
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
At August 3, 2006, there were 18,517,043 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$23,266	$20,742
Accounts receivable, net	29,770	29,617
Prepaid expenses and other	4,707	2,629

Total current assets	57,743	52,988

Property and equipment, net	193,511	199,882
Debt issuance costs, net	6,537	7,423
Intangible assets, net	1,280	2,007
Other assets	2,815	772

Total assets	$261,886	$263,072

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$18,383	$16,036
Current maturities of long-term debt	2,599	2,749
Accrued expenses	15,489	15,322
Deferred revenue	6,656	5,143

Total current liabilities	43,127	39,250

Long-term debt	278,340	289,251
Other long-term liabilities	4,872	2,541
Derivative instruments	1,966	2,263

Total liabilities	328,305	333,305

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 18,474,206 and 18,165,643 shares outstanding at June 30, 2006 and December 31, 2005, respectively	185	182
Additional paid-in capital	235,777	232,327
Accumulated deficit	(304,528)	(304,307)
Accumulated other comprehensive income	2,147	1,565

Total stockholders’ deficiency	(66,419)	(70,233)

Total liabilities and stockholders’ deficiency	$261,886	$263,072

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Guest Pay	$69,149	$66,282	$137,357	$130,434
Other	2,722	1,833	4,707	3,670

Total revenues	71,871	68,115	142,064	134,104

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	31,010	28,352	61,696	56,696
Other	1,270	731	2,179	1,647
Operating expenses:
Guest Pay operations	9,064	8,827	17,850	17,449
Selling, general and administrative	7,128	6,239	14,020	12,311
Depreciation and amortization	16,868	17,888	33,783	35,880
Other operating income, net	(198)	—	(198)	—

Total costs and operating expenses	65,142	62,037	129,330	123,983

Income from operations	6,729	6,078	12,734	10,121

Other Income and Expenses:
Interest expense	(6,548)	(7,425)	(13,081)	(14,879)
Write-off of debt issuance costs	—	(143)	(129)	(143)
Other income (expense)	434	(51)	560	(126)

Income (loss) before income taxes	615	(1,541)	84	(5,027)
Provision for income taxes	(182)	(114)	(305)	(232)

Net income (loss)	$433	$(1,655)	$(221)	$(5,259)

Net income (loss) per common share (basic)	$0.02	$(0.09)	$(0.01)	$(0.30)

Net income (loss) per common share (diluted)	$0.02	$(0.09)	$(0.01)	$(0.30)

Weighted average shares outstanding (basic)	18,245,841	17,937,777	18,186,064	17,809,537

Weighted average shares outstanding (diluted)	18,579,380	17,937,777	18,186,064	17,809,537

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(221)	$(5,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,783	35,880
Investment (gains) losses	(238)	—
Write-off of debt issuance costs	129	143
Share-based compensation	927	115
Gain due to insurance proceeds	(200)	—
Insurance proceeds related to business interruption	200	—
Change in operating assets and liabilities:
Accounts receivable	(84)	(1,020)
Prepaid expenses and other	(1,524)	(384)
Accounts payable	2,325	2,484
Accrued expenses and deferred revenue	3,791	1,016
Other	(2,597)	265

Net cash provided by operating activities	36,291	33,240

Investing activities:
Property and equipment additions	(25,157)	(28,104)
Note receivable repayment	238	—

Net cash used for investing activities	(24,919)	(28,104)

Financing activities:
Repayment of long-term debt	(10,750)	(9,750)
Proceeds from lease transaction	—	1,022
Payment of capital lease obligations	(716)	(686)
Exercise of stock options	2,526	3,052

Net cash used for financing activities	(8,940)	(6,362)

Effect of exchange rates on cash	92	(25)

Increase (decrease) in cash and cash equivalents	2,524	(1,251)
Cash and cash equivalents at beginning of period	20,742	24,995

Cash and cash equivalents at end of period	$23,266	$23,744

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2005, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Share-Based Compensation
The LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock (non-vested shares), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of June 30, 2006, there were 1,500,000 shares authorized under this plan and 722,238 shares available for grant. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
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
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options were issued at an exercise price equal to the fair market value on the date of grant therefore no compensation cost was recognized. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized in 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Compensation Cost:
Stock options	$(78)	$—	$415	$—
Non-vested shares	336	58	512	115

Total share based compensation expense	$258	$58	$927	$115

Compensation expense per share:	$0.01	$0.00	$0.05	$0.01

During the first quarter of 2006, we recorded $369,000 of share-based compensation expense related to non-employee stock options that were expected to be awarded in May 2006. In May 2006, non-employee share-based awards for stock options and non-vested shares (restricted stock) were granted. The actual quantity, requisite service period and fair value of the awards were measured and determined in accordance with the provisions of Statement 123(R), and the compensation cost was cumulatively adjusted to reflect the actual cost of the grant. The compensation cost recognized in the second quarter of 2006 related to the actual grant was $317,000 resulting in a net reversal of $52,000.
Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $2,526,000 and $3,052,000, respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the six months ended June 30, 2006 included non-cash compensation expense related to stock options of $415,000 and non-cash compensation expense in the amount of $512,000 related to non-vested shares (restricted stock).

Pro Forma Information under Statement 123
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options’ vesting periods (dollar amounts in thousands, except per share data).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,655)	$(5,259)
Add: stock based employee compensation expense included in reported net loss	58	115
Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(536)	(1,252)

Net loss, pro forma	$(2,133)	$(6,396)

Loss per share (basic and diluted)
As reported	$(0.09)	$(0.30)
Pro forma	(0.12)	(0.36)
Stock Option Valuation and Expense Information under Statement 123(R)
For the quarter ended June 30, 2006 we did not grant stock options to employees and granted 25,000 stock options to non-employee directors of the Company. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. We do not pay dividends therefore the dividend rate variable in the Black-Scholes-Merton model is zero.
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
Share-based compensation expense recognized in our results for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarter ended June 30 are set forth in the table below.

	June 30,	June 30,
	2006	2005
Weighted average fair value of options granted	$12.23	$8.47

Dividend yield	0.0%	0.0%
Weighted average risk-free interest	4.4%	3.7%
Weighted average expected volatility	53.5%	55.2%
Weighted average expected life – employee	6.25 years	5.0 years
Weighted average expected life – non-employee director	8.47 years	5.0 years
The following is a summary of the stock option activity for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, beginning of period	2,492,075	$16.33
Granted	25,000	19.09
Exercised	(191,863)	13.16
Forfeited/canceled	(36,800)	22.48

Outstanding, end of period	2,288,412	$16.53	5.4	$6,513,396

Outstanding, net of expected forfeiture	2,284,244	$16.54	5.7	$6,483,735

Options exercisable, end of period	2,174,622	$16.73	5.3	$5,824,363

The aggregate intrinsic value in the table above represents the difference between the closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The total intrinsic value of options exercised during the quarter was approximately $1,053,000.
In the first six months of 2006, 35,050 of vested options to purchase shares with a weighted average exercise price of $23.09 expired. The remaining outstanding share options expire in 2007 though 2016.
Non-Vested Shares (Restricted Stock)
For the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, we awarded 24,500, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.

Also in 2006, we awarded 92,200 shares of performance-based restricted stock (non-vested shares) to certain officers that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the Performance-Based restricted stock is currently being amortized ratably over the period that the performance metric is being measured. We currently expect to achieve these performance goals. If such goals are not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed.
We recorded the following amounts in our consolidated statement of income related to non-vested shares (restricted stock) for the three and six months ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Compensation cost — non-vested shares:
Time-based vesting	$234	$58	$314	$115
Performance-based vesting	102	—	198	—

Total share based compensation expense — non-vested shares	$336	$58	$512	$115

A summary of the status of non-vested shares and changes as of June 30, 2006 is set forth below:

Six Months Ended
June 30, 2006
	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Non-vested	Grant-date	Non-vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares outstanding, beginning of period	44,000	$18.01	—	—
Granted	24,500	14.32	92,200	$14.08
Vested	—	—	—	—
Forfeited/canceled	—	—	—	—

Non-vested shares outstanding, end of period	68,500	$16.69	92,200	$14.08

Unrecognized Compensation Expense
As of June 30, 2006 unrecorded compensation costs related to awards issued under the Company’s various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	June 30,	recognition period
	2006	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$449	11.4
Non-vested shares — time based vesting	631	30.6
Non-vested shares — performance based vesting	1,101	30.4

Total unrecognized compensation cost	$2,181

Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Land, building and equipment	$84,827	$83,267
Free-to-guest equipment	34,465	33,989
Guest Pay systems:
Installed system costs	449,355	450,754
Customer acquisition costs	52,651	52,264
System components	25,643	25,336
Software costs	21,840	21,889

Total	668,781	667,499
Less — depreciation and amortization	(475,270)	(467,617)

Property and equipment, net	$193,511	$199,882

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
We have the following intangible assets (in thousands of dollars):

	June 30, 2006		December 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$10,280	$10,280	$14,291	$14,150
Acquired intangibles	5,774	4,523	5,774	3,945
Other	454	425	497	460

	$16,508	$15,228	$20,562	$18,555

In the first quarter of 2006, we retired an asset no longer in service and reduced both the carrying amount and the related accumulated amortization by $4.0 million. We recorded amortization expense of $728,000 and $1,310,000, respectively, for the six months ended June 30, 2006 and 2005. We estimate amortization expense for the six months remaining in 2006 to be $585,000 and for the full year ending December 31, 2007 to be $695,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
Note 5 — Earnings Per Share Computation
We calculate earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share” as amended by SFAS 123(R) “Share Based Payment”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants and are calculated using the ‘treasury stock method’ as defined by SFAS 128. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended June 30. Potential common shares with exercise prices greater than the average market price of our common stock during the quarter ended June 30, 2006 are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the three months ended June 30, 2005, and the six months ended June 30, 2006 and 2005, potential dilutive common shares were not included in the computation of diluted earnings per share as we were in a loss position and their inclusion would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average shares outstanding – basic	18,245,841	17,937,777	18,186,064	17,809,537
Dilutive effect of stock options, non-vested shares and warrants	333,539	—	—	—

Average shares outstanding – diluted	18,579,380	17,937,777	18,186,064	17,809,537

Antidilutive securities excluded from calculation	2,451,005	—	—	—

The total number of potential dilutive common shares outstanding at June 30 is set forth below:

	June 30,	June 30,
	2006	2005
Potential dilutive common shares	4,210,667	4,525,320

Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Accrued taxes	$4,100	$3,679
Accrued compensation	4,864	5,803
Accrued interest	1,435	1,100
Accrued programming related	1,819	1,637
Other	3,271	3,103

	$15,489	$15,322

Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Bank Credit Facility:
Bank term loan	$78,875	$89,625
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,064	2,375

	280,939	292,000
Less current maturities	(2,599)	(2,749)

	$278,340	$289,251

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments of $375,000 began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of June 30, 2006 was 7.88%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of June 30, 2006, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of June 30, 2006, we had $69.2 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of June 30, 2006, we had outstanding letters of credit totaling $1.9 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. Our consolidated total leverage ratio was 2.99 compared to the maximum allowable of 3.75, the consolidated senior secured leverage ratio was 0.86 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.55 compared to the minimum allowable of 2.75. As of June 30, 2006, we were in compliance with the financial covenants of the bank Credit Facility.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2006, we were in compliance with the financial covenants of the 9.50% Notes.
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest), declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, the 9.50% Notes were redeemable up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.
Capital Leases — As of June 30, 2006, we have total capital lease obligations of $2,255,000. Equipment acquired under capital lease arrangements during the six months ended June 30, 2006 totaled $402,000.
Long-term debt has the following scheduled maturities for the six months remaining in 2006 and the full years ending December 31, 2007 and after (in thousands of dollars):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$750	$1,500	$76,625	$—	$—	$200,000
Capital leases	680	955	407	178	35	—

	1,430	2,455	77,032	178	35	200,000
Less amount representing interest on capital leases	(67)	(78)	(32)	(11)	(3)	—

	$1,363	$2,377	$77,000	$167	$32	$200,000

During the first half of 2006, we prepaid $10.0 million on our term loan and wrote-off $129,000 of related debt issuance costs. In July 2006, we prepaid an additional $5.0 million on our term loan and wrote-off $52,000 of related debt issuance costs.
We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Income (Loss)
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions and other events and circumstances. Comprehensive income (loss) was as follows for the periods ended June 30 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$433	$(1,655)	$(221)	$(5,259)
Foreign currency translation adjustment	415	(106)	426	(201)
Unrealized gain on derivative instruments	—	672	156	1,926

Comprehensive income (loss)	$848	$(1,089)	$361	$(3,534)

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Unrealized loss on derivative instruments	$—	$(156)
Foreign currency translation adjustment	2,147	1,721

Accumulated other comprehensive income	$2,147	$1,565

Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $12,746,000 and $14,626,000, respectively, for the six months ended June 30, 2006 and 2005. Cash paid for taxes was $217,000 and $284,000 for the six months ended June 30, 2006 and 2005, respectively.

Note 10 — Effect of Recently Issued Accounting Standards
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-1 will not have a material impact on our consolidated financial position or results of operations.
In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statement. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement. We believe the adoption of FIN 48 may require expanded disclosure related to the classification of certain tax assets and/or liabilities, and we believe the adoption will not have a material impact on our consolidated financial position or results of operations.
In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our consolidated financial position or results of operations.
Note 11 — Insurance Proceeds from the Impact of Hurricane Katrina
On August 29, 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained property damage to its systems installed at the hotels located within those states. The initial damage estimate included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. In December 2005, we received insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. In April 2006, we received $200,000 from our insurance carrier related to business interruption indemnification. The insurance proceeds were recorded within Other Operating Income. As of June 30, 2006, approximately 5,400 rooms remain out of service, and no amounts have been recognized for future recoveries.
Note 12 — Gamet Note Settlement
In June 2006, we received a settlement of $238,000 and recorded within Other Income related to the Chapter 7 liquidation of Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We fully reserved for the $1.0 million promissory note in the fourth quarter of 2004.

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
Executive Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as select international markets. It is estimated that, currently, more than 300 million domestic and international travelers have access to our interactive television network annually, which is designed to make their hotel stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of June 30, 2006, we provided interactive and basic cable television services to approximately 6,100 hotel properties serving over one million rooms. LodgeNet also delivers on-demand patient education, information and entertainment to healthcare facilities. In addition, we began selling our interactive system, licensing software and delivering entertainment and service options to travel centers in the United States.
In the second quarter of 2006, we continued to execute on our strategic plan focused on growth, profitability and the generation of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. We increased our digital room base during the quarter by more than 28,000 net digital rooms. As of June 30, 2006, more than 68% of our Guest Pay interactive room base, or 686,000 rooms, were equipped with a digital system. In addition, we continued to make progress with respect to our profitability goal, achieving net income in a second quarter for the first time in our company’s history. During the quarter, we had net income of $433,000, a $2.1 million increase from a net loss of $1.7 million in the second quarter of 2005. Year to date, we reduced our net loss from $5.3 million last year to $221,000 in the current six months. Our operating income was up 10.7% to $6.7 million in the second quarter of 2006 from $6.1 million in the second quarter of 2005. During the first six months of 2006, we generated $11.4 million of net free cash flow. This represents a $6.3 million improvement over the first six months of last year.
During the second quarter of 2006, total revenue increased 5.5%, or $3.8 million, as compared to the second quarter of 2005. The growth was driven in part by our expanding digital room base, and in part by a 2.2% increase in revenue realized per average Guest Pay room. On a per room basis, monthly Guest Pay revenue increased to $22.87 in the second quarter of 2006 as compared to $22.38 for the second quarter of 2005. Movie revenue per room increased 0.8% to $17.02 this quarter as compared to $16.89 in the prior year quarter. Revenue per room from other interactive services increased 6.6%, from $5.49 per month in the second quarter of 2005 to $5.85 in the current year quarter. This change was primarily due to price increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet.
During the quarter, our Guest Pay direct costs varied directly with our revenue growth and increased to $10.26 per room as compared to $9.57 per room for the second quarter of 2005. The increase was primarily due to higher royalties for content due to the mix of products sold, higher costs associated with basic cable services and higher hotel commissions resulting from our “pay for performance” commission structure whereby an increase in revenue per room may result in a higher commission paid to the hotel. Our Guest Pay operations expenses were $3.00 per average Guest Pay room versus $2.98 in the second quarter of 2005. Our selling, general, and administrative expenses increased to 9.9% of revenue for the second quarter of 2006 compared to 9.2% for the prior year quarter. Per average Guest Pay room, SG&A expenses increased to $2.36 per month in the second quarter of 2006 from $2.11 per month in the prior year quarter. The increase was primarily due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R) and an increase in professional and consulting fees. Share-based compensation expenses were $258,000 for the second quarter of 2006, compared to $58,000 in the same period of last year. Professional and consulting fees were $512,000 during this year’s second quarter, compared to $119,000 last year. A significant part of that increase was related to the various strategic initiatives of the company. Our depreciation and amortization decreased 5.7%, or $1.0 million, primarily driven by reductions in Guest Pay system depreciation as higher-cost assets continue to become fully depreciated while the cost basis of our more recently deployed Guest Pay systems is lower. We expect this trend to level off during the second half of 2006 as most of our older systems become fully depreciated. Per average Guest Pay room, depreciation and amortization expenses decreased to $5.58 in the second quarter of 2006 compared to $6.04 in the prior year quarter.
We continue to de-leverage our balance sheet with the reduction of our investment of equipment into hotels through market and product segmentations and engineering development, reduction of interest costs by prepaying on our long-term debt, and prudent management of working capital. Cash at June 30, 2006 was $23.3 million compared to $20.7 million at December 31, 2005. The increase in cash is due to cash from operations offset by the $10.0 million prepayment on our term loan made during the first half of 2006. We made another prepayment of $5.0 million on our term loan in early July 2006.
We continue to promote our industry-leading SigNETure HDTVSM solution that enables us to deliver high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV. We have programming agreements with DIRECTV, ESPN, Lion’s Gate, and Paramount to provide high-definition television content. Additionally, we have partnered with Sharp Electronics Corporation and Panasonic Broadcast & Television Systems Company to integrate their television displays with our HDTV platform. As part of the integration effort, Panasonic and Sharp will also adopt Pro:Idiom(TM) premium content copy protection technology enabling LodgeNet served hotels with Panasonic plasma screens and Sharp AQUOS LC-TVs to display HD premium satellite and VOD entertainment licensed by satellite programmers and movie studios that have accepted the Pro:Idiom security standard. Our SigNETure HDTVSM solution coupled with our LodgeNet Media Management System (LMMS) helped us recently secure Global Hyatt Corporation as a customer. We were selected as the exclusive provider of interactive TV and HDTV services for Global Hyatt’s new upscale select service brand Hyatt Place. During 2005, two key contracts with Starwood Hotels & Resorts Worldwide, Inc., and The Ritz-Carlton Hotel Company, L.L.C., a wholly-owned subsidiary of Marriott International, Inc., were secured as a result of our SigNETure HDTVSM solution.
We continue to explore revenue growth opportunities within our core lodging business. These include, but are not limited to, new content and products such as Hotel SportsNETSM (our daily subscription of sports programming), which recently added MLB EXTRA INNINGS to its programming line up. Other Hotel SportsNETSM programming includes NHL Center Ice, NBA LEAGUE PASS, NFL SUNDAY TICKET and ESPN’s GamePlan and Full Court packages. As of June 30 2006, Hotel SportsNETSM was installed in approximately 13,000 rooms. We expect to have approximately 80,000 rooms installed by the end of 2006. In addition, we continue to focus on marketing directly to the hotel guest through the capabilities of LMMS. LMMS allows us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.

Our Healthcare initiative continues to expand with five new hospitals installed during the second quarter of 2006. As of June 30, 2006, our interactive system is installed at ten healthcare sites. We offer our interactive television system and content and sell our interactive systems to McKesson Corporation for resale to their customers, and also contract directly with healthcare facilities sold by LodgeNet or through MDM Commercial, a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service.
In the second quarter of 2006, we began selling our digital system combined with a multi-year maintenance contract to IdleAire Technologies for installation into travel centers. As of June 30, 2006, 51 interactive systems had been sold to IdleAire, with 175 targeted for 2006. IdleAire purchases our interactive television platform, licenses our software, and contracts with us for a variety of entertainment and service options as part of its overall service offering. IdleAire is planning to install its patented Advanced Truckstop Electrification (ATE) systems in approximately 230 travel centers, having more than 13,000 total spaces, over the next twelve months.
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

Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. Historically, de-installation activity has not had a material effect on our growth, averaging between 2% to 3% of total installed rooms per year over the last five years. In the second quarter of 2006, net new room growth was impacted by the deinstallation of certain Red Roof Inn properties as a result of their transition to a competitor. Additionally, as lower revenue tape-based systems come up for contract renewal the overall economics may not support upgrading the site to our digital system. A certain number of these sites will be removed from our interactive room base. We expect this trend to continue as we focus on the quality of rooms installed and upgraded with greater returns when investing our capital expenditure dollars. We installed our systems in the following number of net new rooms and had the following total rooms installed as of June 30:

	June 30,
	2006	2005
Total rooms served (3) (4)	1,055,854	1,051,010
Total Guest Pay interactive rooms (2) (4)	1,006,613	995,507
New Guest Pay interactive rooms for the three months ended (1)	100	9,483
New Guest Pay interactive rooms for the six months ended (1)	4,684	20,709

(1)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 17,244 and 20,237 for the three months ended June 30, 2006 and 2005, respectively, and 29,869 and 38,746 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition (HD), digital and tape-based systems.

(3)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(4)	As a result of Hurricane Katrina, room count as of June 30, 2006 was reduced by 5,419 rooms.
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

	June 30,
	2006	2005
Digital room installations for the three months ended	28,377	31,848
Digital room installations for the six months ended	57,468	63,836
Total Digital rooms installed	686,553	572,815
Digital rooms as a percent of total Guest Pay interactive rooms	68.2%	57.5%

Capital Investment Per Room
The average investment per-room associated with a digital installation has continued to decline over the past several years due to our ongoing engineering efforts, while adding enhancements, lower component costs, product segmentation, and reduced cost of assembly and installation. The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, average property size, certain fixed costs, and the expanding number of high-definition installations, which have a higher cost per room. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,	December 31,
	2006	2005	2005	2004	2003
Average cost per room – new installation	$346	$335	$340	$364	$405
Average cost per room – conversion	$240	$265	$262	$284	$337
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Guest Pay direct costs per room	$10.26	$9.57	$10.23	$9.61

Guest Pay direct costs as a percent of total revenue	43.1%	41.6%	43.4%	42.3%
Guest Pay direct costs increased to 43.1% in the second quarter of 2006 from 41.6% in the second quarter of 2005. The increase was due to higher royalties for content due to mix of products sold, higher costs associated with basic cable services and higher hotel commissions resulting from our “pay for performance” commission structure whereby an increase in revenue per room may result in a higher commission paid to the hotel. In the second quarter of 2006, Guest Pay direct costs were offset by a recovery of approximately $280,000 of connectivity costs as a result of a telecommunications audit.
Operating Expense Per Room
We plan to continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (SG&A) primarily includes administrative payroll costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Guest Pay operating expenses	$3.00	$2.98	$2.96	$2.96
SG&A expense	2.36	2.11	2.32	2.09
Depreciation and amortization (D&A)	5.58	6.04	5.60	6.08
Other operating income, net (1)	(0.07)	—	(0.03)	—

	$10.87	$11.13	$10.85	$11.13

Guest Pay operations as a percent of total revenue	12.6%	13.0%	12.6%	13.0%
SG&A as a percent of total revenue	9.9%	9.2%	9.9%	9.2%
D&A as a percent of total revenue	23.5%	26.3%	23.8%	26.8%

(1)	Insurance proceeds received for business interruption losses due to hurricane Katrina.
The following table sets forth share-based compensation expense included in SG&A during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Share-based compensation	$258,000	$58,000	$927,000	$115,000
Share-based compensation as a percent of total revenue	0.4%	0.1%	0.7%	0.1%
Share-based compensation per room	$0.09	$0.02	$0.15	$0.02
Net Income/(Loss)
We focused on attaining profitability by improving room and revenue growth coupled with reducing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. The following table sets forth our net income (loss) for the three and six months ended June 30 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$433	$(1,655)	$(221)	$(5,259)
Free Cash Flow
One of our goals is to generate net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. Over the past twelve months, we have generated $19.1 million of net free cash flow while having simultaneously installed more than 119,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the quarter, we strengthened our balance sheet by reducing long-term debt to $280.9 million.

Our progress toward the goal of continuing to generate increased levels of net free cash flow is set forth in the following table (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash provided by operating activities	$14,325	$15,027	$36,291	$33,240
Cash used for investing activities	(12,401)	(15,551)	(24,919)	(28,104)

Difference	$1,924	$(524)	$11,372	$5,136

Expansion capital investment	$5,784	$6,776	$9,684	$13,183
New Revenue Sources
In 2005, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we sell our interactive system and license our software to McKesson or individual healthcare facilities, and earn recurring revenues from the provision of hardware and software service and maintenance activities, and the sale of entertainment content. In addition to McKesson, we have entered into an agreement with MDM Commercial, a leading distributor of audio-visual equipment and systems to the healthcare industry. The agreement designates MDM Commercial as a sales representative for our LodgeNet Interactive healthcare solution.
In addition, we continued investigating other adjacent markets into which we can sell our interactive television system. In the second quarter of 2006, we began selling our digital system combined with a multi-year maintenance contract to IdleAire Technologies for installation into travel centers. IdleAire purchases our interactive television platform, licenses our software, and contracts with us for a variety of entertainment and service options as part of its overall service offering. IdleAire is planning to install its patented Advanced Truckstop Electrification (ATE) systems in approximately 230 travel centers, having more than 13,000 total spaces, over the next twelve months.
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

Liquidity and Capital Resources
Historically, we have required substantial amounts of capital to fund operations, expand our business and service existing indebtedness. Since 2003, we have transitioned to a net free cash flow position. We define net free cash flow as cash provided by operating activities less cash used for investing activities, including growth-related capital. For the second quarter of 2006, cash provided by operating activities was $14.3 million while cash used for investing activities, including growth-related capital investments, was $12.4 million, resulting in a net difference of $1.9 million. During the second quarter of 2005, cash provided by operating activities was $15.0 million while cash used for investing activities, including growth-related capital investments, was $15.5 million, resulting in a net change of $(0.5) million. Cash as of June 30, 2006 was $23.3 million versus $20.7 million as of December 31, 2005.
For the first six months of 2006, cash provided by operating activities was $36.3 million while cash used for investing activities, including growth-related capital investments, was $24.9 million, resulting in a net change of $11.4 million. For the first six months of 2005, cash provided by operating activities was $33.2 million while cash used for investing activities, including growth-related capital investments, was $28.1 million, resulting in a net change of $5.1 million. Typically, net free cash flow by quarter is affected by the seasonality of our business and the payment of interest on our outstanding debt. The first quarter and the third quarter normally generate higher net free cash flow while the second quarter and the fourth quarter generate lower to negative net free cash flow however over the course of a year, net free cash flow is expected to be positive. For 2006, we expect net free cash flow to be positive in the range of $17.0 million to $19.0 million.
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolver portion of our Credit Facility, which matures in 2007. Over the past twelve months we have generated $19.1 million of net free cash flow while having simultaneously installed more than 119,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the first half of 2006, we reduced long-term debt by $11.1 million. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of June 30, 2006, working capital was $14.6 million, compared to $13.7 million at December 31, 2005.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of June 30, 2006, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of June 30, 2006 was $280.9 million versus $292.0 million as of December 31, 2005.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2006	2005
Actual consolidated total leverage ratio (1) (4)	2.99	3.31
Maximum per covenant	3.75	4.25

Actual senior secured leverage ratio (2) (4)	0.86	1.13
Maximum per covenant	2.25	2.25

Actual consolidated interest coverage ratio (3) (4)	3.55	2.93
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum consolidated senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

Q4 2006
Maximum consolidated total leverage ratio	3.50

Maximum senior secured leverage ratio	2.25

Minimum consolidated interest coverage ratio	2.75
In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of June 30, 2006 was 7.88%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of June 30, 2006, our senior secured debt rating from Standard and Poor’s was B+ and our rating from Moody’s was B1. The maturity dates of the term loan and the revolver loan under our Credit Facility are August 2008 and August 2007, respectively.
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
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of June 30, 2006, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011. At any time prior to June 15, 2006, the 9.50% Notes were redeemable up to 35% of the aggregate principal amount at 109.50% of the principal amount (plus accrued and unpaid interest) with the cash proceeds of certain equity offerings.
Obligations and Commitments as of June 30, 2006 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$280,939	$2,599	$78,254	$86	$200,000
Interest on fixed rate debt	133,000	19,000	38,000	38,000	38,000
Interest on bank term loan (1)	12,594	6,004	6,590	—	—

Other long-term obligations
Acquired intangible asset (2)	3,750	1,250	2,500	—	—
Operating lease payments	1,677	605	878	194	—
Purchase obligations	4,221	4,221	—	—	—
Nintendo minimum royalty (3)	29,050	4,200	8,400	8,400	8,050
Programming related minimum royalties and commissions (4)	10,389	2,912	4,562	2,915	—

Total contractual obligations	$475,620	$40,791	$139,184	$49,595	$246,050

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,867	$1,867	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2006 and 2005
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of June 30, 2006, 5,419 rooms remained out of service.
Revenue Analysis
Total revenue for the second quarter of 2006 was $71.9 million, an increase of $3.8 million, or 5.5%, compared to the second quarter of 2005. The following table sets forth the components of our revenue (in thousands) for the quarter ended June 30:

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$69,149	96.2	$66,282	97.3
Other	2,722	3.8	1,833	2.7

	$71,871	100.0	$68,115	100.0

Revenue from Guest Pay services was $69.1 million, an increase of $2.9 million or 4.3%, driven by a 2.1% increase in the average number of rooms in operation and a 2.2% increase in revenue realized per average Guest Pay room. At the end of the quarter, 68.2% of the interactive room base was installed with the digital system. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended June 30:

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.02	$16.89
Other interactive service revenue	5.85	5.49

Total per Guest Pay room	$22.87	$22.38

On a per room basis, monthly Guest Pay revenue increased 2.2% to $22.87 in the second quarter of 2006 as compared to $22.38 for the second quarter of 2005. Movie revenue per room increased 0.8% to $17.02 this quarter as compared to $16.89 in the year earlier quarter driven by a diverse base of Hollywood films. The revenue growth was driven in part by our expanding digital room base and in part by price increases. Revenue per room from other interactive services also increased 6.6%, from $5.49 per month in the second quarter of 2005 to $5.85 in the current year quarter. This increase was primarily due to price increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $889,000, or 48.5%, in comparison to the second quarter of 2005, primarily due to increased healthcare system sales and the sale of equipment to hotels and travel centers. The increase was offset by a decrease in FTG services revenue. FTG services revenue is expected to decrease as we continue to eliminate our FTG only business and related room base.

Expense Analysis
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $2.7 million, or 9.4% to $31.0 million in the second quarter of 2006 as compared to $28.4 million in the prior year quarter. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 44.8% for the second quarter of 2006 compared to 42.8% in the same period last year. The increase was due to higher royalties for content due to the mix of products sold, higher costs associated with basic cable services and higher hotel commissions as a result of our “pay for performance” commission structure whereby an increase in revenue per room could result in a higher commission paid to the hotel. In the second quarter of 2006, Guest Pay direct costs were offset by a recovery of approximately $280,000 of connectivity costs as a result of a telecommunications audit.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $539,000 to $1.3 million in the second quarter of 2006 as compared to $731,000 in the prior year quarter. The increase was driven by the increase in healthcare system sales and sales of equipment to hotels and travel centers.
Total direct costs were $32.3 million, an increase of $3.2 million as compared to $29.1 million in the second quarter of 2005. As a percentage of revenue, total direct costs increased to 44.9% in the second quarter of 2006 from 42.7% in the second quarter of 2005. Per average Guest Pay room, total monthly direct costs increased to $10.68, or 8.8%, in the second quarter of 2006 compared to $9.82 in the prior year quarter.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended June 30:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.9%	42.7%	2.2%

Change drivers:
Internet related			-0.3%
Programming costs (product mix)			2.1
Hotel incentive commissions			0.4

			2.2%

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended June 30 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$9,064	12.6	$8,827	13.0
Selling, general and administrative	7,128	9.9	6,239	9.2
Depreciation and amortization	16,868	23.5	17,888	26.3
Other operating income, net	(198)	(0.3)	—	—

Total operating expenses	$32,862	45.7	$32,954	48.4

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $237,000, or 2.7%, in the second quarter of 2006 from the prior year quarter. The increase was primarily due to the 2.1% increase in the average number of rooms served. As a percentage of revenue, Guest Pay operations expenses were 12.6% in the second quarter of 2006 as compared to 13.0% in the second quarter of 2005. Per average installed room, Guest Pay operations expenses increased to $3.00 per month in the second quarter of 2006, compared to $2.98 per month in the prior year quarter.
Selling, general and administrative expenses increased $889,000 or 14.2%, to $7.1 million during the current quarter as compared to $6.2 million the second quarter of 2005. The increase was primarily due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R) and an increase in professional and consulting fees. Share-based compensation expenses were $258,000 for the second quarter of 2006, compared to $58,000 in the same period of last year. Professional and consulting fees increased to $512,000 in the current year second quarter, compared to $119,000 in the prior year second quarter, primarily due to the various strategic initiatives of the company. We incurred consulting fees related to a telecommunications audit that resulted in the recovery of approximately $307,000 of telecommunication costs during the quarter. Telecommunication costs are a component of both direct costs and SG&A. SG&A as a percentage of revenue was 9.9% in the current quarter compared to 9.2% in the second quarter of 2005. Per average Guest Pay room, SG&A expenses were $2.36 in the second quarter of 2006, compared to $2.11 in the prior year quarter. Share-based compensation expense was $0.09 per average Guest Pay room or 0.4% of revenue in the second quarter of 2006.
Depreciation and amortization expenses decreased 5.7% to $16.9 million in the current year quarter versus $17.9 million in the second quarter of 2005. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets continue to become fully depreciated while the cost basis of our more recently deployed Guest Pay systems is lower. We expect this trend to level off during 2006 as most of our older systems become fully depreciated. The decrease was partially offset by a $492,000 increase in system removal activity, primarily due to the deinstallation of certain Red Roof Inn properties as a result of their transition to a competitor. Per average Guest Pay room, depreciation and amortization expenses decreased 7.6% to $5.58 in the second quarter of 2006 compared to $6.04 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses decreased to 23.5% in the second quarter of 2006 from 26.3% in the second quarter of 2005.
Other operating income of $198,000 included insurance proceeds received for business interruption losses due to hurricane Katrina.
Operating Income. As a result of the factors described above, operating income increased 10.7% to $6.7 million in the second quarter of 2006 compared to $6.1 million in the second quarter of 2005.
Interest Expense. Interest expense was $6.5 million in the current quarter versus $7.4 million in the second quarter of 2005, a decrease of $877,000. The decrease was driven by a 9.3% reduction of our average outstanding long-term debt from $310.0 million during the second quarter of 2005 to $281.0 million in the second quarter of 2006 along with the expiration of our interest rate swaps in March 2006. The swaps were previously required under our bank covenant. The average interest rate on the outstanding debt, decreased to 9.31% in the second quarter of 2006 versus 9.57% for the second quarter of 2005.
Other (Expense) Income. In the second quarter of 2006, we recorded a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. In addition, we recorded interest income of $197,000. In the second quarter of 2005, we recorded a charge of $248,000 for a Canadian music rights settlement, which was partially offset by interest income of $218,000.
Taxes. For the second quarter of 2006, we incurred state franchise taxes of $92,000 and recorded a $90,000 provision for federal alternative minimum tax. During the second quarter of 2005, we incurred state franchise taxes of $114,000.
Net Income (Loss). As result of the factors described above, net income was $433,000 for the second quarter of 2006, an improvement of $2.1 million, as compared to a $1.7 million net loss in the year earlier quarter.

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2006 and 2005
Revenue Analysis. Total revenue for the first half of 2006 increased 5.9%, or $8.0 million, in comparison to the first half of 2005. The following table sets forth the components of revenue (in thousands of dollars) for the six months ended June 30:

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$137,357	96.7	$130,434	97.3
Other	4,707	3.3	3,670	2.7

	$142,064	100.0	$134,104	100.0

Revenue from Guest Pay interactive services increased $6.9 million, or 5.3% driven by a 2.3% increase in average number of rooms in operation and a 2.9% increase in Guest Pay revenue per room. Guest Pay revenue per room increased to $22.77 per month in the first half of 2006 from $22.12 per month in the first half of 2005. The following table sets forth information with respect to revenue per Guest Pay room for the six months ended June 30:

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.07	$16.66
Other interactive service revenue	5.70	5.46

Total per Guest Pay room	$22.77	$22.12

Movie revenue per room increased 2.5% to $17.07 during the first half of 2006 as compared to $16.66 in the first half of 2005. The revenue growth was driven in part by our expanding digital room base and in part by price increases. Revenue per room from other interactive services increased to $5.70 per month in the first half of 2006 as compared to $5.46 during the first half of 2005. The increase was primarily due to price increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $1.0 million, or 28.3%, in comparison to 2005, primarily due to increased healthcare system sales and the sale of equipment to hotels and travel centers, offset by a decrease in FTG only revenue. FTG services revenue is expected to decrease as we continue to eliminate our FTG only business and related room base.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services, include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs, which generally vary with related revenue, increased $5.0 million, or 8.8% to $61.7 million in the first half of 2006 as compared to $56.7 million in the first half of 2005. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 44.9% in the first half of 2006 as compared to 43.5% for the first half of 2005. The increase was due to higher movie royalties, costs associated with basic cable services and higher hotel commissions resulting from our “pay for performance” commission structure whereby an increase in revenue per room may result in a higher commission paid to the hotel. In the first half of 2006, Guest Pay direct costs were offset by a recovery of approximately $280,000 of connectivity costs as a result of a telecommunications audit.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $532,000 million to $2.2 million in the first half of 2006 as compared to $1.6 million in the prior year first half. The increase was driven by the increase in healthcare system sales and sales of equipment to hotels and travel centers.
Total direct costs were $63.9 million, an increase of $5.5 million as compared to $58.3 million in the first half of 2005. As a percentage of revenue, total direct costs increased to 45.0% in the first half of 2006 from 43.5% in the first half of 2005. Per average Guest Pay room, total monthly direct costs decreased to $10.59, or 7.1%, in the first half of 2006 compared to $9.89 in the first half of 2005.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the six months ended June 30:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	45.0%	43.5%	1.5%

Change drivers:
Internet related			-0.3%
Programming costs (product mix)			1.2
Hotel commissions			0.6

			1.5%

Operating Expenses. The following table sets forth information in regard to operating expenses for the six months ended June 30 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$17,850	12.6	$17,449	13.0
Selling, general and administrative	14,020	9.9	12,311	9.2
Depreciation and amortization	33,783	23.8	35,880	26.7
Other operating income, net	(198)	(0.1)	—	—

Total operating expenses	$65,455	46.1	$65,640	48.9

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $401,000, or 2.3%, in 2006 from the first half of 2005. The increase was driven by the 2.3% increase in the average number of rooms served. As a percentage of revenue, Guest Pay operations expenses decreased to 12.6% in the first half of 2006 as compared to 13.0% in the year earlier period. Per average installed room, Guest Pay operations expense remained stable at $2.96 per month in the first half of 2006 and the first half of 2005.
Selling, general and administrative expenses were $14.0 million an increase of $1.7 million compared to $12.3 million in the first half of 2005. The increase was primarily due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R) and an increase in professional and consulting fees. Share-based compensation expenses were $927,000 for the first half of 2006, compared to $115,000 in the same period of last year. Professional and consulting fees were $797,000 during this year’s first half, compared to $252,000 last year. A significant part of that increase was related to the various strategic initiatives of the company. We incurred consulting fees related to a telecommunications audit that resulted in the recovery of approximately

$478,000 of telecommunication costs during the first half of 2006. Telecommunication costs are a component of both direct costs and SG&A. As a percentage of revenue, SG&A increased to 9.9% in the first half of 2006 compared to 9.2% for the first half of 2005. Per average Guest Pay room, SG&A expenses increased to $2.32 in the first half of 2006 from $2.09 in the first half of the prior year. Share-based compensation expense was $0.15 per average Guest Pay room or 0.7% of revenue in the first half of 2006.
Depreciation and amortization expenses decreased 5.8% to $33.8 million in the first half of 2006 versus $35.9 million in the first half of 2005. The decrease was primarily due to reductions in Guest Pay system depreciation as higher-cost assets continue to become fully depreciated while the cost basis of our more recently deployed Guest Pay systems is lower. We expect this trend to level off during 2006 as most of our older systems become fully depreciated. The decrease was partially offset by a $467,000 increase in system removal activity, primarily due to the deinstallation of certain Red Roof Inn properties as a result of their transition to a competitor. Per average Guest Pay room, depreciation and amortization expenses decreased 7.9% to $5.60 in the first half of 2006 compared to $6.08 in the prior year first half. As a percentage of revenue, depreciation and amortization expenses decreased to 23.8% in the first half of 2006 from 26.7% in the first half of 2005.
Other operating income of $198,000 included insurance proceeds received for business interruption losses due to hurricane Katrina.
Operating Income. As a result of the factors described above, operating income increased 25.8% to $12.7 million in the first half of 2006 compared to $10.1 million in the first half of 2005.
Interest Expense. Interest expense decreased $1.8 million, or 12.1%, to $13.1 million during the first half of 2006. The decrease was driven by a 9.0% reduction of our average outstanding long-term debt from $311.0 million during the first half of 2005 to $283.0 million in the first half of 2006 along with the expiration of our interest rate swaps in March 2006. The swaps were previously required under our bank covenant. The average interest rate was 9.2% for the first half of 2006 as compared 9.6% in the same period last year.
Other (Expense) Income. In the first half of 2006, we recorded a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. In addition, we recorded interest income of $322,000. In the first half of 2005, we recorded a $210,000 provision for state use tax and a charge of $248,000 for a Canadian music rights settlement. During the first half of 2005, other expenses were partially offset by interest income of $353,000.
Taxes. For the first half of 2006, we incurred state franchise taxes of $215,000 and recorded a $90,000 provision for federal alternative minimum tax. During the first half of 2005, we incurred state franchise taxes of $232,000.
Net Income (Loss). For the reasons previously described, net loss decreased to $221,000 in the first half of 2006 from a net loss of $5.3 million in the prior year first six months.

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

evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. As more systems are sold and services renewed, VSOE will be established and management expects to recognize the sale of the interactive system upon installation.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over a three-year period after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. As more systems are sold and services renewed, VSOE will be established and management expects to recognize the sale of the interactive system upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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
Recent Accounting Developments
In September 2005, the American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-1 will not have a material impact on our consolidated financial position or results of operations.
In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statement. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement. We believe the adoption of FIN 48 may require expanded disclosure related to the classification of certain tax assets and/or liabilities, and we believe the adoption will not have a material impact on our consolidated financial position or results of operations.
In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our consolidated financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At June 30, 2006, we had debt totaling $280.9 million. We had fixed rate debt of $202.0 million and variable rate debt of $78.9 million at June 30, 2006. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $19.3 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $789,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During the first half of 2006, our consolidated assets increased by approximately $500,000 due to foreign currency fluctuations.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
In connection with our effort to support the development of technology, which could utilize our interactive system, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly deferred payments due to the principal owner in connection with the sale of a prior business. The Gamet note was due and payable on April 18, 2003. On July 2, 2003, we filed a lawsuit in U.S. District Court, Southern Division, in South Dakota, against Gamet and against the Uries, demanding payment of the Note. On August 12, 2003, the defendants submitted an answer denying liability on the Gamet note. Gamet also asserted counterclaims against us alleging our failure to procure private financing for PointOne Technologies, L.L.C., a joint venture between us and Gamet, caused Gamet to suffer damages in an undetermined amount. On December 29, 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization in the U.S. Bankruptcy Court of the District of Nevada. In January 2005, we became aware that the purchaser of the prior business owned by the Uries (Argosy) had ceased making deferred payments, claiming a right of set-off against the Uries. We challenged this action as a violation of the automatic stay in the bankruptcy case and also challenged the alleged set-off rights in an adversary proceeding in the Bankruptcy Court (the “Adversary Proceeding”). In the fourth quarter of 2004, we also fully reserved for the full amount of the note in light of the reduced probability of collection. In May 2005, the U.S. Bankruptcy Court converted the case from a Chapter 11 reorganization to a Chapter 7 liquidation. In June 2006, we entered into a settlement agreement pursuant to which we received $238,000 from Argosy in return for a dismissal of the Adversary Proceeding. While we have retained our rights against the Uries and Gamet in the bankruptcy proceedings, we do not expect to recover the balance of the note.
Item 1A — Risk Factors
     No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on May 10, 2006, for the following purposes:
•	To elect two directors to three year terms expiring in 2009.

•	To amend the 2003 Stock Option and Incentive Plan to (i) increase the number of shares authorized for issuance under the Plan; (ii) prohibit repricing without stockholder approval; (iii) limit the number of options and the value of restricted stock that may be granted to any individual in a given year; and (iv) allow the Plan administrator appropriate discretion in determining awards to non-employee directors.

•	To ratify the appointment of PricewaterhouseCoopers LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

The results of the voting were as follows:
Election of Directors

	For	Withhold
R. Douglas Bradbury	17,409,982	14,019
Richard R. Hylland	17,350,374	73,627
The following directors were not subject to election and their terms of office continued after the meeting: R.F. Leyendecker, Vikki I. Pachera, Scott C. Petersen and Scott H. Shlecter.
Amendment of 2003 Stock Option and Incentive Plan

For	Against	Abstain	Non-Votes
13,830,698	1,061,777	4,031	2,527,495
Ratification of Appointment of PricewaterhouseCoopers

For	Against	Abstain	Non-Votes
17,416,434	6,350	1,217	0
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

LodgeNet Entertainment Corporation and Subsidiary
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: August 8, 2006	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2006	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

Page 39