Form 10-Q
period 2006-09-30
LODGENET ENTERTAINMENT CORP
filed 2006-11-06
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
(605) 988-1000

(Registrant’s telephone number,
including area code)
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
At November 2, 2006, there were 18,589,293 shares outstanding of the Registrant’s common stock, $0.01 par value.

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
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$31,107	$20,742
Accounts receivable, net	32,897	29,617
Other current assets	4,507	2,629

Total current assets	68,511	52,988

Property and equipment, net	190,210	199,882
Debt issuance costs, net	6,113	7,423
Intangible assets, net	982	2,007
Other assets	3,119	772

Total assets	$268,935	$263,072

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$21,307	$16,036
Current maturities of long-term debt	2,587	2,749
Accrued expenses	20,134	15,322
Deferred revenue	6,838	5,143

Total current liabilities	50,866	39,250

Long-term debt	273,054	289,251
Other long-term liabilities	7,387	4,804

Total liabilities	331,307	333,305

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 18,593,443 and 18,165,643 shares outstanding at September 30, 2006 and December 31, 2005, respectively	186	182
Additional paid-in capital	237,565	232,327
Accumulated deficit	(302,344)	(304,307)
Accumulated other comprehensive income	2,221	1,565

Total stockholders’ deficiency	(62,372)	(70,233)

Total liabilities and stockholders’ deficiency	$268,935	$263,072

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2006	Page 3

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Guest Pay	$73,861	$71,579	$211,218	$202,013
Other	2,649	2,566	7,356	6,236

Total revenues	76,510	74,145	218,574	208,249

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	34,743	32,741	96,439	89,437
Other	1,293	1,629	3,472	3,276
Operating expenses:
Guest Pay operations	8,902	8,862	26,752	26,311
Selling, general and administrative	7,069	6,249	21,089	18,560
Depreciation and amortization	16,099	16,729	49,882	52,609
Other operating expense (income), net	—	250	(198)	250

Total costs and operating expenses	68,106	66,460	197,436	190,443

Income from operations	8,404	7,685	21,138	17,806

Other Income and Expenses:
Interest expense	(6,402)	(7,254)	(19,483)	(22,133)
Write-off of debt issuance costs	(52)	—	(181)	(143)
Other income	234	254	794	128

Income (loss) before income taxes	2,184	685	2,268	(4,342)
Provision for income taxes	—	(100)	(305)	(332)

Net income (loss)	$2,184	$585	$1,963	$(4,674)

Net income (loss) per common share (basic)	$0.12	$0.03	$0.11	$(0.26)

Net income (loss) per common share (diluted)	$0.12	$0.03	$0.11	$(0.26)

Weighted average shares outstanding (basic)	18,377,629	18,010,017	18,250,620	17,863,076

Weighted average shares outstanding (diluted)	18,743,251	18,238,914	18,611,981	17,863,076

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2006	Page 4

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income (loss)	$1,963	$(4,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,882	52,609
Investment (gains) losses	(238)	—
Write-off of debt issuance costs	181	143
Share-based compensation	1,297	223
Gain due to insurance proceeds	(200)	—
Non-cash other operating expense	—	250
Insurance proceeds related to business interruption	200	—
Change in operating assets and liabilities:
Accounts receivable	(3,193)	(4,866)
Other current assets	(1,919)	(840)
Accounts payable	5,239	2,774
Accrued expenses and deferred revenue	9,152	5,797
Other	(2,297)	781

Net cash provided by operating activities	60,067	52,197

Investing activities:
Property and equipment additions	(36,825)	(39,232)
Note receivable repayment	238	—

Net cash used for investing activities	(36,587)	(39,232)

Financing activities:
Repayment of long-term debt	(16,125)	(10,125)
Proceeds from lease transaction	—	1,022
Payment of capital lease obligations	(1,049)	(1,057)
Exercise of stock options	3,945	4,184

Net cash used for financing activities	(13,229)	(5,976)

Effect of exchange rates on cash	114	44

Increase in cash and cash equivalents	10,365	7,033
Cash and cash equivalents at beginning of period	20,742	24,995

Cash and cash equivalents at end of period	$31,107	$32,028

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2006	Page 5

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2005, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Share-Based Compensation
The LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, non-vested shares (restricted stock), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of September 30, 2006, there were 1,500,000 shares authorized under this plan and 696,638 shares available for grant. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
Certain officers, directors and key employees have been awarded non-vested shares (restricted stock) and options to purchase common stock of LodgeNet under the 2003 Plan and other prior plans. Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant. The stock options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. Restrictions applicable to non-vested shares lapse based either on performance or service standards as determined by the Compensation Committee of the Board of Directors. We currently do not have a stock repurchase program, which would allow us to issue awards from treasury shares, therefore stock option exercises and non-vested share awards are new issues of common stock.
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options were issued at an exercise price equal to the fair market value on the date of grant therefore no compensation cost was recognized at the time of the grant. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC

September 30, 2006	Page 6

LodgeNet Entertainment Corporation	Form 10-Q
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
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Compensation Cost:
Stock options	$141	$50	$556	$50
Non-vested (restricted) shares	229	58	741	173

Total share-based compensation expense	$370	$108	$1,297	$223

Compensation expense per common share:	$0.02	$0.01	$0.07	$0.01

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $3,945,000 and $4,184,000, respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the nine months ended September 30, 2006 included non-cash compensation expense related to stock options of $556,000 and non-cash compensation expense in the amount of $741,000 related to non-vested shares (restricted stock).
Pro Forma Information under Statement 123
The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options’ vesting periods (dollar amounts in thousands, except per share data).

	Three	Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$585	$(4,674)
Add: stock based employee compensation expense included in reported net income (loss)	108	223
Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(206)	(1,573)

Net income (loss), pro forma	$487	$(6,024)

Net income (loss) per common share (basic and diluted)
As reported	$0.03	$(0.26)
Pro forma	$0.03	$(0.34)

September 30, 2006	Page 7

LodgeNet Entertainment Corporation	Form 10-Q
Stock Option Valuation and Expense Information under Statement 123(R)
We did not grant any stock options during the quarter ended September 30, 2006. Had options been granted, the applicable valuation methodology would be the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
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
Share-based compensation expense recognized in our results for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the quarters ended September 30 are set forth in the table below. There were no options granted during the quarter ended September 30, 2006. If options had been granted during the quarter, the assumptions used would have approximated these values.

	September 30,	September 30,
	2006	2005
Weighted average fair value of options granted	Not applicable	$8.70

Dividend yield	0.0%	0.0%
Weighted average risk-free interest	4.8%	3.7%
Weighted average expected volatility	52.7%	54.8%
Weighted average expected life — employee	6.25 years	5.0 years
Weighted average expected life — non-employee director	8.47 years	5.0 years

September 30, 2006	Page 8

LodgeNet Entertainment Corporation	Form 10-Q
The following is a summary of the stock option activity for the nine months ended September 30, 2006:

	Nine Months Ended
	September 30, 2006		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, beginning of period	2,492,075	$16.33
Granted	25,000	19.09
Exercised	(285,500)	13.81
Forfeited/canceled	(55,800)	21.77

Outstanding, end of period	2,175,775	$16.56	5.2	$6,166,104

Outstanding, net of expected forfeiture	2,172,105	$16.57	5.5	$6,138,592

Options exercisable, end of period	2,074,985	$16.76	5.1	$5,534,427

The aggregate intrinsic value in the table above represents the difference between the closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of options exercised during the quarter was approximately $1,381,000.
In the first nine months of 2006, 53,650 vested options to purchase shares with a weighted average exercise price of $22.21 expired. The remaining outstanding share options expire in 2007 though 2016.
Non-Vested Shares (Restricted Stock)
For the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004, we awarded 28,250, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
During the third quarter of 2006, we awarded 12,500 shares of time-based restricted stock (non-vested shares) to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
Also in 2006, we awarded 101,550 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the performance-based restricted stock is being amortized ratably over the period that the performance metric is being measured. We currently expect to achieve these performance goals. If such goals are not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed.

September 30, 2006	Page 9

LodgeNet Entertainment Corporation	Form 10-Q
We recorded the following amounts in our consolidated statement of operations related to non-vested shares (restricted stock) for the three and nine months ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Compensation cost — non-vested shares:
Time-based vesting	$88	$58	$247	$173
Performance-based vesting	141	—	494	—

Total share based compensation expense — non-vested shares	$229	$58	$741	$173

A summary of the status of non-vested shares and changes as of September 30, 2006 is set forth below:

	Nine Months Ended
	September 30, 2006
	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Non-vested	Grant-date	Non-vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	44,000	$18.01	—	$—
Granted	40,750	16.02	101,550	14.47
Vested	(6,250)	18.65	—	—
Forfeited/canceled	—	—	—	—

Outstanding, end of period	78,500	$16.93	101,550	$14.47

Unrecognized Compensation Expense
As of September 30, 2006 unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	September 30,	recognition period
	2006	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$308	8.9
Non-vested shares — time based vesting	672	27.0
Non-vested shares — performance based vesting	1,150	27.0

Total unrecognized compensation cost	$2,130

September 30, 2006	Page 10

LodgeNet Entertainment Corporation	Form 10-Q
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Land, building and equipment	$85,138	$83,267
Free-to-guest equipment	34,663	33,989
Guest Pay systems:
Installed system costs	444,960	450,754
Customer acquisition costs	52,863	52,264
System components	26,318	25,336
Software costs	22,195	21,889

Total	666,137	667,499
Less — depreciation and amortization	(475,927)	(467,617)

Property and equipment, net	$190,210	$199,882

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
We have the following intangible assets (in thousands of dollars):

	September 30, 2006		December 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$10,280	$10,280	$14,291	$14,150
Acquired intangibles	5,774	4,812	5,774	3,945
Other	449	429	497	460

	$16,503	$15,521	$20,562	$18,555

In the first quarter of 2006, we retired an asset no longer in service and reduced both the carrying amount and the related accumulated amortization by $4.0 million. We recorded amortization expense of $1,020,000 and $1,965,000, respectively, for the nine months ended September 30, 2006 and 2005. We estimate amortization expense for the three months remaining in 2006 to be $292,000 and for the full year ending December 31, 2007 to be $690,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
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

September 30, 2006	Page 11

LodgeNet Entertainment Corporation	Form 10-Q
common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants and are calculated using the ‘treasury stock method’ as defined by SFAS 128. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. For the three and nine months ended September 30, 2006, and the three months ended September 30, 2005, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2005, potential dilutive common shares were not included in the computation of diluted earnings per share as we were in a loss position and their inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2006	2005	2006	2005
Average shares outstanding — basic	18,377,629	18,010,017	18,250,620	17,863,076
Dilutive effect of stock options, non- vested shares and warrants	365,622	228,897	361,361	—

Average shares outstanding — diluted	18,743,251	18,238,914	18,611,981	17,863,076

Antidilutive securities excluded from calculation	2,225,255	3,525,912	2,225,255	3,525,912

The total number of potential dilutive common shares outstanding at September 30 is set forth below:

	September 30,	September 30,
	2006	2005
Potential dilutive common shares	4,117,380	4,340,087

Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Accrued taxes	$4,203	$3,679
Accrued compensation	4,890	5,803
Accrued interest	5,931	1,100
Accrued programming related	1,533	1,637
Other	3,577	3,103

	$20,134	$15,322

September 30, 2006	Page 12

LodgeNet Entertainment Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Bank Credit Facility:
Bank term loan	$73,500	$89,625
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	2,141	2,375

	275,641	292,000
Less current maturities	(2,587)	(2,749)

	$273,054	$289,251

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments of $375,000 began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of September 30, 2006 was 7.73%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of September 30, 2006, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of September 30, 2006, we had $73.2 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2006, we had outstanding letters of credit totaling $1.8 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. Our consolidated total leverage ratio was 2.93 compared to the maximum allowable of 3.75, the consolidated senior secured leverage ratio was 0.80 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.67 compared to the minimum allowable of 2.75. As of September 30, 2006, we were in compliance with the financial covenants of the bank Credit Facility.
In October 2006, LodgeNet and the holders of the term loan executed an amendment to the Credit Facility to increase the maximum amount allowed for other investments from $5.0 million to $25.0 million. In addition, the allowable amount for Restricted Junior Payments, as defined by the bank facility agreement, increased to a maximum of $25.0 million from a maximum of $15.0 million and removed the leverage ratio requirement. The amendment also lowered the revolver loan commitment fee rate from .750% per annum to .375% per annum.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of September 30, 2006, we were in compliance with the financial covenants of the 9.50% Notes.

September 30, 2006	Page 13

LodgeNet Entertainment Corporation	Form 10-Q
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest), declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011.
Capital Leases — As of September 30, 2006, we have total capital lease obligations of $2,372,000. Equipment acquired under capital lease arrangements during the nine months ended September 30, 2006 totaled $811,000.
Long-term debt has the following scheduled maturities for the three months remaining in 2006 and the full years ending December 31, 2007 and after (in thousands of dollars):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$375	$1,500	$71,625	$—	$—	$200,000
Capital leases	369	1,082	526	289	106	—

	744	2,582	72,151	289	106	200,000
Less amount representing interest on capital leases	(39)	(106)	(53)	(24)	(9)	—

	$705	$2,476	$72,098	$265	$97	$200,000

During the first nine months of 2006, we prepaid $15.0 million on our term loan and wrote-off $181,000 of related debt issuance costs. In October 2006, we prepaid an additional $5.0 million on our term loan and wrote-off $46,000 of related debt issuance costs.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$2,184	$585	$1,963	$(4,674)
Foreign currency translation adjustment	74	436	500	234
Unrealized gain on derivative instruments	—	773	156	2,699

Comprehensive income (loss)	$2,258	$1,794	$2,619	$(1,741)

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Unrealized loss on derivative instruments	$—	$(156)
Foreign currency translation adjustment	2,221	1,721

Accumulated other comprehensive income	$2,221	$1,565

September 30, 2006	Page 14

LodgeNet Entertainment Corporation	Form 10-Q
Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $14,652,000 and $17,044,000, respectively, for the nine months ended September 30, 2006 and 2005. Cash paid for taxes was $202,000 and $432,000 for the nine months ended September 30, 2006 and 2005, respectively.
Note 10 — Effect of Recently Issued Accounting Standards
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contract” (“SOP 05-1”). This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-1 will not have a material impact on our consolidated financial position or results of operations.
In June 2006, the Emerging Issues Task Force (EITF) reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have an impact on our consolidated financial position or results of operations.
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement.
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. We believe the adoption of SAB 108 will not have an impact on our consolidated financial position or results of operations
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

September 30, 2006	Page 15

LodgeNet Entertainment Corporation	Form 10-Q
This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not have a company sponsored defined benefit pension or postretirement plan. We believe the adoption of SFAS No. 158 will not have an impact on our consolidated financial position or results of operations.
Note 11 — Insurance Proceeds from the Impact of Hurricane Katrina
On August 29, 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained property damage to its systems installed at the hotels located within those states. The initial damage estimate included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. In December 2005, we received insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. In April 2006, we received $200,000 from our insurance carrier related to business interruption indemnification. The insurance proceeds were recorded within Other Operating Income. As of September 30, 2006, approximately 4,900 rooms remain out of service, and no amounts had been recognized for future recoveries. In October 2006, we received the final payment of insurance proceeds related to property damage and business interruption in the amount of $291,000 and $326,000, respectively.
Note 12 — Gamet Note Settlement
In June 2006, we received a settlement of $238,000 related to the Chapter 7 liquidation of Gamet Technology, Inc. The settlement was recorded as Other Income. The settlement amount related to a 2003 advance of $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We had fully reserved for the $1.0 million promissory note in the fourth quarter of 2004.

September 30, 2006	Page 16

LodgeNet Entertainment Corporation	Form 10-Q
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
Executive Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as select international markets. It is estimated that more than 300 million domestic and international travelers have access to our interactive television network annually, which is designed to make their hotel stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of September 30, 2006, we provided interactive and basic cable television services to approximately 6,100 hotel properties serving over one million rooms.
In the third quarter of 2006, we continued to execute on our strategic plan focused on growth, profitability and the generation of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. We increased our digital room base during the quarter by more than 24,000 net digital rooms. As of September 30, 2006, approximately 71% of our Guest Pay interactive room base, or 711,000 rooms, were equipped with a digital system. In addition, we continued to make progress with respect to our profitability goal, achieving net income for a second consecutive quarter. During the quarter, we had net income of $2.2 million, a $1.6 million increase from net income of $585,000 in the third quarter of 2005. Year to date, we generated net income of $2.0 million as compared to a $4.7 million net loss last year for the nine months. Our operating income was up 9.4% to $8.4 million in the third quarter of 2006 from $7.7 million in the third quarter of 2005. During the first nine months of 2006, we generated $23.5 million of net free cash flow, representing a $10.5 million improvement over the first nine months of last year.
During the third quarter of 2006, total revenue increased 3.2%, or $2.4 million, compared to the third quarter of 2005. The growth was driven in part by our expanding digital room base, and in part by a 2.8% increase in revenue per average Guest Pay room. On a per room basis, monthly Guest Pay revenue increased to $24.55 in the third quarter of 2006 compared to $23.88 for the third quarter of 2005. Movie revenue per room increased 3.1% to $18.56 this quarter as compared to $18.01 in the prior year quarter. Revenue per room from other interactive services increased 2.0%, from $5.87 per month in the third quarter of 2005 to $5.99 in the current year quarter. This change was primarily due to price increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet. Guest Pay revenue per room from digital systems increased 2.1% to $28.08 this quarter compared to $27.50 in the prior year quarter.

September 30, 2006	Page 17

LodgeNet Entertainment Corporation	Form 10-Q
For the third quarter of 2006, our Guest Pay direct costs increased to $11.55 per room as compared to $10.92 per room for the third quarter of 2005. The increase was primarily due to higher royalties for content due to the mix of products sold, higher costs associated with basic cable services and higher hotel commissions resulting from our “pay for performance” commission structure. Guest Pay operations expenses remained level at $2.96 per average Guest Pay room quarter over quarter. Selling, general, and administrative expenses increased to 9.2% of revenue for the third quarter of 2006 compared to 8.4% for the prior year quarter. Per average Guest Pay room, SG&A expenses increased to $2.35 per month in the third quarter of 2006 from $2.09 per month in the prior year quarter. The increase was primarily due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R) and an increase in professional and consulting fees. Share-based compensation expenses were $370,000 for the third quarter of 2006, compared to $108,000 in the same period of last year. Professional and consulting fees were $628,000 during this year’s third quarter, compared to $428,000 in the third quarter last year. A large part of that increase was related to the various strategic initiatives explored by the company. Our depreciation and amortization decreased 3.8%, or $630,000, driven by reductions in depreciation for Guest Pay systems as higher-cost assets continue to become fully depreciated. We expect this trend to level off during the remainder of 2006 as most of our older, higher cost systems become fully depreciated. Per average Guest Pay room, depreciation and amortization expenses decreased to $5.35 in the third quarter of 2006 compared to $5.58 in the prior year quarter.
We continue to de-leverage our balance sheet with the reduction of our investment of equipment into hotels through market and product segmentations and engineering development, reduction of interest costs by prepaying on our long-term debt, and prudent management of working capital. Cash at September 30, 2006 was $31.1 million compared to $20.7 million at December 31, 2005. The increase in cash is due to cash from operations offset by $15.0 million in prepayments made on our term loan during the first nine months of 2006. We made another prepayment of $5.0 million on our term loan in early October 2006.
We continue to promote our industry-leading SigNETure HDTVSM solution that enables us to deliver high-definition entertainment content to guests in the hotels we serve that are equipped to receive and display HDTV. As of September 30, 2006, we have nearly 12,000 rooms equipped with high-definition capabilities. We have programming agreements with DIRECTV to deliver HBO HD, ESPN HD, ESPN 2 HD, Discovery HD and HD NET television programming, as well as with movie studios such as Lion’s Gate, Paramount, and Magnolia Pictures to provide high-definition movie content. Additionally, we are actively working with a number of major television manufacturers to integrate their television displays with our HDTV platform solution. As part of the integration effort, several manufacturers have adopted Pro:Idiom(™) premium content copy protection technology to enable LodgeNet served hotels to display HD premium satellite and VOD entertainment licensed by satellite programmers and movie studios. Our SigNETure HDTVSM solution combined with our LodgeNet Media Management System (LMMS) has helped us to secure Global Hyatt Corporation as a customer. We were selected as the exclusive provider of interactive TV and HDTV services for Global Hyatt’s new upscale select service brand Hyatt Place. During 2005, two key contracts with Starwood Hotels & Resorts Worldwide, Inc., and The Ritz-Carlton Hotel Company, L.L.C., a wholly-owned subsidiary of Marriott International, Inc., were secured as a result of our SigNETure HDTVSM solution leadership.
We continue to explore revenue growth opportunities within our core lodging business. This includes, but is not limited to, products such as Hotel SportsNETSM (our daily subscription of sports programming). Our Hotel SportsNETSM programming line up includes NFL SUNDAY TICKET, NHL Center Ice, NBA LEAGUE PASS, MLB EXTRA INNINGS and college sports programming including ESPN’s GamePlan, ESPN’s Full Court and College Sports TV (CSTV). As of September 30, 2006, Hotel SportsNETSM was installed in approximately 40,000 rooms. We expect to have 70,000 to 75,000 rooms installed by the end of 2006. In addition, we continue to focus on marketing directly to the hotel guest through the capabilities of LMMS. LMMS allows us to refresh interactive menus, promote different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.

September 30, 2006	Page 18

LodgeNet Entertainment Corporation	Form 10-Q
Expanding further on our diversification program, we sell on-demand systems to healthcare facilities. These systems provide programming for on-demand patient education, information and entertainment. In addition, in 2006 we began selling our digital system, licensing software and delivering entertainment and service options to travel centers in the United States.
Our Healthcare initiative continues to expand with ten hospitals installed with our digital system as of September 30, 2006, and three additional hospitals secured under contract during the third quarter of 2006. In this market, we sell our interactive systems to McKesson Corporation for resale to their customers. In addition, we contract directly with healthcare facilities and through MDM Commercial as a licensed sales agent. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service.
In the second quarter of 2006, we began selling our digital system combined with a multi-year maintenance contract to IdleAire Technologies for installation into travel centers. IdleAire purchases our interactive television platform, licenses our software, and contracts with us for a variety of entertainment and service options as part of its overall service offering.
For the balance of 2006 and into 2007, we will continue to execute on our strategic plan and maximize on the flexible technology aspects of our platform which has allowed us to diversify our customer base, tap new revenue opportunities with additional content offerings and enter vertical markets such as healthcare and travel centers with business models that require little or no incremental capital investment on our part. We continue to be committed to leveraging our technology, content expertise and nationwide service presence to expand our overall customer base, and we remain focused on driving growth, improving profitability and increasing cash flow.
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, television on-demand programming, daily sports programming and Internet on television (which does not require a laptop).
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts currently served by our competitors.
•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.

September 30, 2006	Page 19

LodgeNet Entertainment Corporation	Form 10-Q
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Pay interactive services are:
•	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

•	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

•	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming;

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences; and

•	Internet connectivity costs.
Other Services. We continue to promote the sale and installation of high-speed Internet equipment coupled with maintenance and customer support services. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides service seven days a week.
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
We also provide services in select international markets, primarily countries located in Central and South America, through licensing arrangements with companies in these areas. Under these arrangements, we do not make any capital investment. Instead, we sell equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue.

September 30, 2006	Page 20

LodgeNet Entertainment Corporation	Form 10-Q
Key Metrics:
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. Historically, de-installation activity has not had a material effect on our growth, averaging between 2% to 3% of total installed rooms per year over the last five years. In the third quarter of 2006, net new room growth was impacted by the de-installation of certain Red Roof Inn properties as a result of their transition to a competitor. Additionally, as lower revenue tape-based systems come up for contract renewal the overall economics may not support upgrading the site to our digital system. A certain number of these sites will be removed from our interactive room base. We expect this trend to continue as we focus on the quality of rooms installed and upgraded with greater returns when investing our capital dollars. We installed our systems in the following number of net new rooms and had the following total rooms installed as of September 30:

	September 30,
	2006	2005
Total rooms served (1) (2)	1,051,046	1,038,529
Total Guest Pay interactive rooms (2) (3)	1,003,602	985,378
Net new Guest Pay interactive rooms for the three months ended (4)	(3,011)	10,564
Net new Guest Pay interactive rooms for the nine months ended (4)	1,673	31,273

(1)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(2)	As a result of Hurricane Katrina, room count as of September 30 was reduced by 4,902 rooms in 2006 and 20,693 rooms in 2005.

(3)	Guest Pay interactive rooms are equipped with our interactive television system, which includes high-definition (HD), digital and tape-based systems.

(4)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 18,295 and 19,566 for the three months ended September 30, 2006 and 2005, respectively, and 48,164 and 58,312 for the nine months ended September 30, 2006 and 2005, respectively.
Digital Room Growth
We continue to expand our digital base as we install our digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for long-term contract extensions. Rooms equipped with our digital system typically generate higher revenue since the range of services is greater than rooms equipped with our tape-based systems. Our goal is to have approximately 73% of our room base installed with a digital system by the end of 2006.

	September 30,
	2006	2005
Digital room installations for the three months ended	24,240	32,165
Digital room installations for the nine months ended	81,708	96,001
Total digital rooms installed	710,793	592,380
Digital rooms as a percent of total Guest Pay interactive rooms	70.8%	60.1%

September 30, 2006	Page 21

LodgeNet Entertainment Corporation	Form 10-Q
Capital Investment Per Room
The average investment per-room associated with a digital installation has continued to decline over the past several years due to our ongoing engineering efforts, lower component costs, product segmentation, and reduced cost of assembly and installation. The cost of installation can fluctuate from quarter to quarter due to the mix of services installed, average property size, certain fixed costs, and the expanding number of high-definition installations, which have a higher cost per room. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,	December 31,
	2006	2005	2005	2004	2003
Average cost per room — new installation	$356	$321	$340	$364	$405
Average cost per room — conversion	$235	$276	$262	$284	$337
The increase in the average cost per new room from the third quarter of 2005 to 2006 is primarily driven by high definition installations, which have a higher cost per room. The decrease in the average cost per conversion room from the third quarter 2005 to 2006 is primarily driven by average room size, product segmentation and hotel capital contributions to help offset the cost of high definition services.
Direct Costs
Guest Pay direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission retained by the hotel, and programming and other related costs. The following table sets forth our Guest Pay direct expenses per room and as a percent of revenue during the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Guest Pay direct costs per room	$11.55	$10.92	$10.67	$10.06

Guest Pay direct costs as a percent of total revenue	47.0%	45.7%	45.7%	44.3%
Guest Pay direct costs increased to 47.0% in the third quarter of 2006 from 45.7% in the third quarter of 2005. The increase was due to higher content royalties, which varies with movies and other product mix; higher costs associated with basic cable services; and higher hotel commissions resulting from our “pay for performance” commission structure.
Operating Expense Per Room
We plan to continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (SG&A) primarily includes administrative payroll costs, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the three and nine months ended September 30:

September 30, 2006	Page 22

LodgeNet Entertainment Corporation	Form 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Guest Pay operating expenses	$2.96	$2.96	$2.96	$2.96
SG&A expense	2.35	2.09	2.33	2.09
Depreciation and amortization (D&A)	5.35	5.58	5.52	5.91
Other operating expense (income), net (1)	—	0.08	(0.02)	0.03

	$10.66	$10.71	$10.79	$10.99

Guest Pay operations as a percent of total revenue	11.6%	12.0%	12.2%	12.6%
SG&A as a percent of total revenue	9.2%	8.4%	9.6%	8.9%
D&A as a percent of total revenue	21.0%	22.6%	22.8%	25.3%

(1)	Insurance proceeds received for business interruption losses due to Hurricane Katrina in 2006 and equipment impairment charge related to the impact of hurricane Katrina in 2005.
The following table sets forth share-based compensation expense included in SG&A during the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Share-based compensation	$370,000	$108,000	$1,297,000	$223,000
Share-based compensation as a percent of total revenue	0.5%	0.1%	0.6%	0.1%
Share-based compensation per room	$0.12	$0.04	$0.14	$0.03
Net Income/(Loss)
We focused on attaining profitability by improving room and revenue growth coupled with reducing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. The following table sets forth our net income (loss) for the three and nine months ended September 30 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$2,184	$585	$1,963	$(4,674)
Free Cash Flow
One of our goals is to generate net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. Over the past twelve months, we have generated $23.3 million of net free cash flow while having simultaneously installed or upgraded more than 118,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the quarter, we reduced long-term debt to $275.6 million. We made another prepayment of $5.0 million on our term loan in early October 2006.

September 30, 2006	Page 23

LodgeNet Entertainment Corporation	Form 10-Q
Our progress toward the goal of continuing to generate increased levels of net free cash flow is set forth in the following table (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash provided by operating activities	$23,776	$18,957	$60,067	$52,197
Cash used for investing activities	(11,668)	(11,128)	(36,587)	(39,232)

Difference	$12,108	$7,829	$23,480	$12,965

Expansion capital investment	$6,315	$6,272	$15,999	$19,455
New Revenue Sources
In 2005, we began offering our interactive television systems into the healthcare industry through a sales and marketing relationship with McKesson Corporation. In this market, we sell our interactive system and license our software to McKesson or individual healthcare facilities, and earn recurring revenues from the provision of hardware and software service and maintenance activities, and the sale of entertainment content. In addition to McKesson, we contract directly with healthcare facilities or through an agreement with MDM Commercial, a leading distributor of audio-visual equipment and systems to the healthcare industry. The agreement designates MDM Commercial as a sales representative for our LodgeNet interactive healthcare solution.
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
We also continue to expand our efforts to develop linear and on-demand advertising and promotional messages. This business model has the potential to generate revenue from the advertiser in contrast to the hotel or the guest.

September 30, 2006	Page 24

LodgeNet Entertainment Corporation	Form 10-Q
Liquidity and Capital Resources
For the third quarter of 2006, cash provided by operating activities was $23.8 million while cash used for investing activities, including growth-related capital investments, was $11.7 million, resulting in a net difference of $12.1 million. During the third quarter of 2005, cash provided by operating activities was $19.0 million while cash used for investing activities, including growth-related capital investments, was $11.2 million, resulting in a net change of $7.8 million. Cash as of September 30, 2006 was $31.1 million versus $20.7 million as of December 31, 2005.
For the first nine months of 2006, cash provided by operating activities was $60.1 million while cash used for investing activities, including growth-related capital investments, was $36.6 million, resulting in a net change of $23.5 million. For the first nine months of 2005, cash provided by operating activities was $52.2 million while cash used for investing activities, including growth-related capital investments, was $39.2 million, resulting in a net change of $13.0 million. Typically, net free cash flow by quarter is affected by the seasonality of our business and the payment of interest on our outstanding debt. The first quarter and the third quarter normally generate higher net free cash flow while the second quarter and the fourth quarter generate lower to negative net free cash flow, however, over the course of a year, net free cash flow is expected to be positive. For 2006, we expect net free cash flow to be positive in the range of $21.0 million to $23.0 million.
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolver portion of our Credit Facility, which matures in 2007. Over the past twelve months we have generated $23.3 million of net free cash flow, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital, while having simultaneously installed or upgraded more than 118,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the first nine months of 2006, we reduced long-term debt by $16.4 million. We made another prepayment of $5.0 million on our term loan in early October 2006. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of September 30, 2006, working capital was $17.6 million, compared to $13.7 million at December 31, 2005.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of September 30, 2006, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of September 30, 2006 was $275.6 million versus $292.0 million as of December 31, 2005.
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2006	2005
Actual consolidated total leverage ratio (1) (4)	2.93	3.30
Maximum per covenant	3.75	4.25

Actual senior secured leverage ratio (2) (4)	0.80	1.12
Maximum per covenant	2.25	2.25

Actual consolidated interest coverage ratio (3) (4)	3.67	3.03
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum consolidated senior secured leverage ratio is a function of total indebtedness less total

September 30, 2006	Page 25

LodgeNet Entertainment Corporation	Form 10-Q

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
Our debt covenant ratios remain the same for periods subsequent to the fourth quarter of 2006.
In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of September 30, 2006 was 7.73%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. The maturity dates of the term loan and the revolver loan under our Credit Facility are August 2008 and August 2007, respectively.
In October 2006, LodgeNet and the holders of the term loan executed an amendment to the Credit Facility to increase the maximum amount allowed for other investments from $5.0 million to $25.0 million. In addition, the allowable amount for Restricted Junior Payments, as defined by the bank facility agreement, increased to a maximum of $25.0 million from a maximum of $15.0 million and removed the leverage ratio requirement. The amendment also lowered the revolver loan commitment fee rate from .750% per annum to .375% per annum.
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

September 30, 2006	Page 26

LodgeNet Entertainment Corporation	Form 10-Q
transactions with affiliates or stockholders. As of September 30, 2006, we were in compliance with all covenants, terms, and conditions of the 9.50% Notes.
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011.
Obligations and Commitments as of September 30, 2006 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$275,641	$2,587	$72,907	$147	$200,000
Interest on fixed rate debt	133,000	19,000	38,000	38,000	38,000
Interest on bank term loan (1)	10,084	5,317	4,767	—	—

Other long-term obligations Acquired intangible asset (2)	3,750	1,250	2,500	—	—
Operating lease payments	1,511	578	800	133	—
Purchase obligations	2,967	2,967	—	—	—
Nintendo minimum royalty (3)	28,000	4,200	8,400	8,400	7,000
Programming related minimum royalties and commissions (4)	9,559	2,302	4,864	2,358	35

Total contractual obligations	$464,512	$38,201	$132,238	$49,038	$245,035

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,795	$1,795	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

September 30, 2006	Page 27

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2006 and 2005
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of September 30, 2006, 4,902 rooms remained out of service compared to 20,693 rooms as of September 30, 2005.
Revenue Analysis. Total revenue for the third quarter of 2006 was $76.5 million, an increase of $2.4 million, or 3.2%, compared to the third quarter of 2005. The following table sets forth the components of our revenue (in thousands) for the quarter ended September 30:

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$73,861	96.5%	$71,579	96.5%
Other	2,649	3.5%	2,566	3.5%

	$76,510	100.0%	$74,145	100.0%

Revenue from Guest Pay services was $73.9 million, an increase of $2.3 million or 3.2%, resulting in part from a 2.8% increase in revenue realized per average Guest Pay room and a 0.4% increase in the average number of rooms in operation. At the end of the quarter, 70.8% of the interactive room base was installed with the digital system. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended September 30:

	2006	2005
Average monthly revenue per room:
Movie revenue	$18.56	$18.01
Other interactive service revenue	5.99	5.87

Total per Guest Pay room	$24.55	$23.88

On a per room basis, monthly Guest Pay revenue increased 2.8% to $24.55 in the third quarter of 2006 as compared to $23.88 for the third quarter of 2005. Movie revenue per room increased 3.1% to $18.56 this quarter as compared to $18.01 in the prior year quarter driven by a diverse base of Hollywood films. The revenue growth was driven in part by our expanding digital room base and in part by price variations, which are dependent upon product mix and guest purchase patterns. Revenue per room from other interactive services also increased 2.0%, from $5.87 per month in the third quarter of 2005 to $5.99 in the current year quarter. This change was primarily due to revenue increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet. Guest Pay revenue per room from digital systems increased 2.1% to $28.08 this quarter compared to $27.50 in the prior year quarter.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $83,000, or 3.2%, in comparison to the third quarter of 2005, primarily due to increased healthcare system sales and the sale of equipment to hotels and travel centers, offset by a decrease in high-speed Internet equipment sales and FTG only revenue. FTG services revenue is expected to decrease as we continue to eliminate our FTG only business and related room base.

September 30, 2006	Page 28

LodgeNet Entertainment Corporation	Form 10-Q
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs increased $2.0 million, or 6.1% to $34.7 million in the third quarter of 2006 as compared to $32.7 million in the prior year quarter. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 47.0% for the third quarter of 2006 compared to 45.7% in the same period last year. The increase was due to higher royalties for content due to the mix of products sold, higher costs associated with basic cable services and higher hotel commissions as a result of our “pay for performance” commission structure.
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs decreased $336,000 to $1.3 million in the third quarter of 2006 as compared to $1.6 million in the prior year quarter. The change was driven by the decrease in high-speed Internet equipment sales and FTG only revenue offset in part by the increase in healthcare system sales and sales of equipment to hotels and travel centers.
Total direct costs were $36.0 million, an increase of $1.6 million as compared to $34.4 million in the third quarter of 2005. As a percentage of revenue, total direct costs increased to 47.1% in the third quarter of 2006 from 46.4% in the third quarter of 2005. Per average Guest Pay room, total monthly direct costs increased to $11.98, or 4.4%, in the third quarter of 2006 compared to $11.47 in the prior year quarter.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarters ended September 30:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	47.1%	46.4%	0.7%

Change drivers:
Internet related			-0.2%
Programming costs (product mix)			0.6%
Hotel incentive commissions			0.3%

			0.7%

Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended September 30 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,902	11.6%	$8,862	12.0%
Selling, general and administrative	7,069	9.2%	6,249	8.4%
Depreciation and amortization	16,099	21.0%	16,729	22.6%
Other operating expense (income), net	—	—	250	0.3%

Total operating expenses	$32,070	41.9%	$32,090	43.3%

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses were flat at $8.9 million in the third quarter of 2006 as compared to the third quarter of 2005. Guest Pay operations expenses as a percentage of revenue were 11.6% as compared to 12.0% in the third quarter of 2005. Per average installed room, Guest Pay operations expenses remained level at $2.96 per room per month quarter over quarter.

September 30, 2006	Page 29

LodgeNet Entertainment Corporation	Form 10-Q
Selling, general and administrative expenses increased $820,000 to $7.1 million during the current quarter. The increase was primarily due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R), and an increase in professional and consulting fees. These increases were partially offset by reduced expenses related to marketing and bad debt. Share-based compensation expenses were $370,000 for the third quarter of 2006, compared to $108,000 in the same period of last year. Professional and consulting fees were $628,000 during this year’s third quarter, compared to $428,000 last year. A large part of that increase was related to various strategic initiatives of the company. SG&A as a percentage of revenue was 9.2% in the current quarter compared to 8.4% in the third quarter of 2005. Per average Guest Pay room, SG&A expenses were $2.35 in the third quarter of 2006, compared to $2.09 in the prior year quarter.
Depreciation and amortization expenses decreased 3.8% to $16.1 million in the current year quarter versus $16.7 million in the third quarter of 2005. The decrease was primarily attributable to fully amortized technology licenses and to reductions in depreciation for Guest Pay systems as higher cost assets continue to become fully depreciated. Depreciation and amortization expenses per average Guest Pay room decreased 4.1% to $5.35 in the third quarter of 2006 compared to $5.58 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses decreased to 21.0% in the third quarter of 2006 from 22.6% in the third quarter of 2005.
Operating Income. As a result of the factors described above, operating income increased 9.4% to $8.4 million in the third quarter of 2006 compared to $7.7 million in the third quarter of 2005.
Interest Expense. Interest expense was $6.4 million in the current quarter versus $7.3 million in the third quarter of 2005, a decrease of $852,000. The decrease was driven by a 8.6% reduction of our average outstanding long-term debt from $303.0 million during the third quarter of 2005 to $277.0 million in the third quarter of 2006 along with the expiration of our interest rate swaps in March 2006. The swaps were previously required under our bank facility. The average interest rate on the outstanding debt, decreased to 9.24% in the third quarter of 2006 versus 9.57% for the third quarter of 2005.
Other (Expense) Income. In the third quarter of 2006, we recorded $234,000 of interest income. In the third quarter of 2005, we recorded $192,000 of interest income and $62,000 of other income.
Taxes. For the third quarter of 2006, we incurred state franchise taxes of $104,000 which was offset by the $104,000 refund received for overpayments of 2005 Canada income tax. During the third quarter of 2005, we incurred state franchise taxes of $100,000.
Net Income (Loss). As a result of the factors described above, net income was $2.2 million for the third quarter of 2006, an improvement of $1.6 million, as compared to net income of $585,000 in the year earlier quarter.

September 30, 2006	Page 30

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2006 and 2005
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of September 30, 2006, 4,902 rooms remained out of service compared to 20,693 rooms as of September 30, 2005.
Revenue Analysis. Total revenue for the first nine months of 2006 increased 5.0%, or $10.3 million, in comparison to the first nine months of 2005. The following table sets forth the components of revenue (in thousands of dollars) for the nine months ended September 30:

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$211,218	96.6%	$202,013	97.0%
Other	7,356	3.4%	6,236	3.0%

	$218,574	100.0%	$208,249	100.0%

Revenue from Guest Pay services was $211.2 million, an increase of $9.2 million or 4.6%, resulting in part from a 2.9% increase in revenue realized per average Guest Pay room and a 1.7% increase in the average number of rooms in operation. Guest Pay revenue per room increased to $23.36 per month in the first nine months of 2006 from $22.71 per month in the first nine months of 2005. The following table sets forth information with respect to revenue per Guest Pay room for the nine months ended September 30:

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.56	$17.11
Other interactive service revenue	5.80	5.60

Total per Guest Pay room	$23.36	$22.71

Movie revenue per room increased 2.6% to $17.56 during the first nine months of 2006 as compared to $17.11 in the first nine months of 2005. The revenue growth was driven in part by our expanding digital room base and in part by price variations, which are dependent upon product mix and guest purchase patterns. Revenue per room from other interactive services increased to $5.80 per month in the first nine months of 2006 as compared to $5.60 during the first nine months of 2005. The increase was primarily due to price increases associated with basic cable services and our TV on-demand and music services, offset in part by a decrease in revenue from games and TV Internet. Guest Pay revenue per room from digital systems increased 2.1% to $27.11 during the first nine months of 2006 compared to $26.54 during the first nine months of 2005.
Other revenue includes revenue from free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, sales of system equipment and service parts and labor, and other revenue. Other revenue increased $1.1 million, or 18.0%, in comparison to 2005, primarily due to increased healthcare system sales and the sale of equipment to hotels and travel centers, offset by a decrease in high-speed Internet equipment sales and FTG only revenue. FTG services revenue is expected to decrease as we continue to eliminate our FTG only business and related room base.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs for interactive services include movie license fees, license fees for other interactive services, and the commission paid to the hotel. Guest Pay direct costs increased $7.0 million, or 7.8% to $96.4 million in the first nine months of 2006 as compared to $89.4 million in the first nine months of 2005. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 45.7% in the first nine months of 2006 as compared to 44.3% for the first nine months of 2005. The increase was due to higher royalties for content due to the mix of products sold, higher costs associated with basic cable services and higher hotel commissions as a result of our “pay for performance” commission structure. In the first nine months of 2006, Guest Pay direct costs were offset by a recovery of approximately $406,000 of connectivity costs as a result of a telecommunications audit.

September 30, 2006	Page 31

LodgeNet Entertainment Corporation	Form 10-Q
Other direct costs include FTG only programming fees, costs related to system sales and international royalties. Other direct costs increased $196,000 to $3.5 million in the first nine months of 2006 as compared to $3.3 million in the prior year first nine months. The change was driven by the increase in healthcare system sales and sales of equipment to hotels and travel centers offset in part by the decrease in high-speed Internet equipment sales and FTG only revenue.
Total direct costs were $99.9 million, an increase of $7.2 million as compared to $92.7 million in the first nine months of 2005. As a percentage of revenue, total direct costs increased to 45.7% in the first nine months of 2006 from 44.5% in the first nine months of 2005. Per average Guest Pay room, total monthly direct costs increased to $11.05, or 6.0%, in the first nine months of 2006 compared to $10.42 in the first nine months of 2005.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the nine months ended September 30:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	45.7%	44.5%	1.2%

Change drivers:
Internet related			-0.3%
Programming costs (product mix)			1.0%
Hotel incentive commissions			0.5%

			1.2%

Operating Expenses. The following table sets forth information in regard to operating expenses for the nine months ended September 30 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$26,752	12.2%	$26,311	12.6%
Selling, general and administrative	21,089	9.6%	18,560	8.9%
Depreciation and amortization	49,882	22.8%	52,609	25.3%
Other operating expense (income), net	(198)	(0.1)%	250	0.1%

Total operating expenses	$97,525	44.6%	$97,730	46.9%

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses increased by $441,000, or 1.7%, in 2006 from the first nine months of 2005. The increase was driven by the 1.7% increase in the average number of rooms served. As a percentage of revenue, Guest Pay operations expenses decreased to 12.2% in the first nine months of 2006 as compared to 12.6% in the year earlier period. Per average installed room, Guest Pay operations expense remained stable at $2.96 per month in the first nine months of 2006 and the first nine months of 2005.
Selling, general and administrative expenses were $21.1 million during the first nine months of 2006, an increase of $2.5 million compared to $18.6 million in the first nine months of 2005. The increase was due to compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R) and an increase in professional and consulting fees. Share-based compensation expenses were $1.3 million for the first nine months of 2006, compared to $223,000 in the same period of last year. Professional

September 30, 2006	Page 32

LodgeNet Entertainment Corporation	Form 10-Q
and consulting fees were $2,091,000 during the first nine months of 2006, compared to $1,177,000 last year. A significant part of that increase was related to the various strategic initiatives of the company. We incurred consulting fees related to a telecommunications audit that resulted in the recovery of approximately $628,000 of telecommunication costs during the first nine months of 2006. Telecommunication costs are a component of both direct costs and SG&A. As a percentage of revenue, SG&A increased to 9.6% in the first nine months of 2006 compared to 8.9% for the first nine months of 2005. Per average Guest Pay room, SG&A expenses increased to $2.33 in the first nine months of 2006 from $2.09 in the first nine months of the prior year. Share-based compensation expense was $0.14 per average Guest Pay room or 0.6% of revenue in the first nine months of 2006.
Depreciation and amortization expenses decreased 5.2% to $49.9 million in the first nine months of 2006 versus $52.6 million in the first nine months of 2005. The decrease was primarily due to reductions in depreciation for Guest Pay systems as higher-cost assets continue to become fully depreciated while the cost basis of our more recently deployed Guest Pay systems is lower. We expect this trend to level off during 2006 as most of our older, higher cost systems become fully depreciated. The decrease was also due to a reduction in amortization expense as our acquired technology asset became fully amortized this year. The decrease was partially offset by a $503,000 increase in system removal activity, primarily due to the de-installation of certain Red Roof Inn properties as a result of their transition to a competitor. Per average Guest Pay room, depreciation and amortization expenses decreased 6.6% to $5.52 in the first nine months of 2006 compared to $5.91 in the prior year first nine months. As a percentage of revenue, depreciation and amortization expenses decreased to 22.8% in the first nine months of 2006 from 25.3% in the first nine months of 2005.
Other operating income of $198,000 included insurance proceeds received for business interruption losses due to hurricane Katrina. In 2005, other operating expense of $250,000 included a charge for equipment impairment related to the impact of hurricane Katrina.
Operating Income. As a result of the factors described above, operating income increased 18.7% to $21.1 million in the first nine months of 2006 compared to $17.8 million in the first nine months of 2005.
Interest Expense. Interest expense decreased $2.7 million, or 12.0%, to $19.5 million during the first nine months of 2006. The decrease was driven by a 9.0% reduction of our average outstanding long-term debt from $309.0 million during the first nine months of 2005 to $281.0 million in the first nine months of 2006 along with the expiration of our interest rate swaps in March 2006. The swaps were previously required under our bank facility. The average interest rate was 9.3% for the first nine months of 2006 as compared 9.6% in the same period last year.
Other (Expense) Income. In the first nine months of 2006, we recorded a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We had fully reserved for the $1.0 million promissory note in the fourth quarter of 2004. In addition, we recorded interest income of $556,000 in the first nine months of 2006. In the first nine months of 2005, we recorded interest income of $546,000, which was partially offset by a $210,000 provision for state use tax and a charge of $248,000 for a Canadian music rights settlement.
Taxes. For the first nine months of 2006, we incurred state franchise taxes of $319,000 and recorded a $90,000 provision for federal alternative minimum tax, which was offset by a $104,000 refund received for overpayments of 2005 Canada income tax. During the first nine months of 2005, we incurred state franchise taxes of $332,000.
Net Income (Loss). As a result of the factors described above, net income was $2.0 million for the first nine months of 2006, an improvement of $6.6 million, as compared to net loss of $4.7 million in the first nine months of 2005.

September 30, 2006	Page 33

LodgeNet Entertainment Corporation	Form 10-Q
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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment has stand-alone value to the customer. The software used within these systems is not proprietary and can be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) long-term agreements with the facility to provide software maintenance, programming and system maintenance. Typically, revenue from the sale and installation of our interactive system is recognized ratably over a one-year period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of

September 30, 2006	Page 34

LodgeNet Entertainment Corporation	Form 10-Q
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

September 30, 2006	Page 35

LodgeNet Entertainment Corporation	Form 10-Q
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
Recent Accounting Developments
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contract” (“SOP 05-1”). This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-1 will not have a material impact on our consolidated financial position or results of operations.
In June 2006, the Emerging Issues Task Force (EITF) reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have an impact on our consolidated financial position or results of operations.
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income

September 30, 2006	Page 36

LodgeNet Entertainment Corporation	Form 10-Q
tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement.
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. We believe the adoption of SAB 108 will not have an impact on our consolidated financial position or results of operations
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not have a company sponsored defined benefit pension or postretirement plan. We believe the adoption of SFAS No. 158 will not have an impact on our consolidated financial position or results of operations.

September 30, 2006	Page 37

LodgeNet Entertainment Corporation	Form 10-Q
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At September 30, 2006, we had debt totaling $275.6 million. We had fixed rate debt of $202.1 million and variable rate debt of $73.5 million at September 30, 2006. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $19.3 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $735,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During the first nine months of 2006, our consolidated assets increased by approximately $656,000 due to foreign currency fluctuations.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2006	Page 38

LodgeNet Entertainment Corporation	Form 10-Q
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
Item 4 — Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

September 30, 2006	Page 39

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiary
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation

(Registrant)

Date: November 6, 2006	/s/ Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2006	/s/ Gary H. Ritondaro
Gary H. Ritondaro Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

September 30, 2006	Page 40