Form 10-K
period 2006-12-31
LODGENET ENTERTAINMENT CORP
filed 2007-03-14
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Securities registered pursuant to Section 12(b) of the Act:     Common Stock, $.01 par value.
Securities registered pursuant to Section 12(g) of the Act:     None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $253,727,000
The number of shares of common stock of the Registrant outstanding as of March 6, 2007, was 19,251,294 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 85 pages, excluding exhibits. The exhibit index appears on page 49

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiaries.
“LodgeNet ”, “LodgeNetRx”, the LodgeNet logo, “SigNETure TV”, “SigNETure PC”, “SigNETure HDTV, “Hotel SportsNET” and “Entertainment2GO” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

PART I
Item 1 — Business
Overview
We are one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as to select international markets. As of December 31, 2006, we provided interactive television services to approximately 6,000 hotel properties serving over one million hotel rooms. In addition, LodgeNet delivers on-demand patient education, information and entertainment to healthcare facilities in the United States. As of December 31, 2006, our systems were installed in twelve healthcare facilities and we had six additional hospitals under contract.
As part of our service to the hotel industry, we provide a wide range of interactive television services, including on-demand movies, on-demand games, music and music videos, subscription sports programming and television on-demand programming. We generally refer to these products as guest pay interactive services and guests typically purchase these services on a per-view, hourly, or daily basis. Our service package may also include satellite-delivered basic and premium television programming and other interactive entertainment and information services that are paid for by the hotel and provided to guests at no charge, which we generally refer to as free-to-guest services. In addition, we provide high-speed Internet access, or “HSIA” services to some of our hotel customers. Our ability to provide high-speed Internet access was enhanced by our acquisition of substantially all the assets of StayOnline, Inc., in a transaction that was completed on February 1, 2007. With the close of this acquisition, we now provide HSIA services to approximately 175,000 rooms.
With regard to the healthcare industry, we sell our interactive systems and license our software to individual healthcare facilities. We generate revenue from the initial sale of the system hardware, software license and installation services. Additionally, we earn recurring revenues from the provision of on-demand and television entertainment content, software maintenance and technical services.
Our focus is on the execution of our long-term business strategy, which is summarized as follows:
➢	expand our interactive television and broadband networks within the lodging industry;

➢	increase hotel guest room revenue and gross profit;

➢	diversify our business into healthcare and other adjacent markets; and

➢	generate increasing levels of cash flow.
As shown in the table below, revenue and operating income have been increasing over the past five years. In 2006, we reported net income for the first time in our history. Dollar amounts are shown in thousands, except for room data.

LodgeNet Entertainment Corporation	1	Form 10-K 2006

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operations Data:
Total rooms served (1) (4)	1,052,025	1,053,806	1,034,605	994,127	952,673
Total Guest Pay interactive rooms (2) (4)	1,004,937	1,001,929	974,798	924,643	876,348
Total Digital rooms (3)	733,362	629,085	508,979	385,426	265,097

Total revenues	$288,213	$275,771	$266,441	$250,149	$234,990
Operating income	26,932	22,693	12,970	6,500	5,975
Depreciation and amortization	66,311	69,862	77,045	78,459	75,918
Share-based compensation	1,677	288	198	—	—
Interest expense	25,730	29,351	31,891	34,239	33,037
Net income (loss)	$1,841	$(6,959)	$(20,781)	$(35,052)	$(29,126)

Cash provided by operating activities	$72,301	$64,285	$60,614	$48,563	$43,769
Cash used for investing activities	(50,604)	(51,455)	(54,350)	(53,618)	(70,708)

Difference	$21,697	$12,830	$6,264	$(5,055)	$(26,939)

(1)	Total rooms served include Guest Pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(2)	Guest Pay interactive rooms are equipped with our interactive television systems.

(3)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within respective hotels. Digital rooms are included in total Guest Pay interactive rooms and represent 73% of the Guest Pay interactive rooms served as of December 31, 2006.

(4)	As a result of Hurricane Katrina, room count as of December 31 was reduced by 4,053 rooms in 2006 and 8,195 rooms in 2005.
Overview of Markets Served
We provide our services directly to hotel customers and their guests throughout the United States and Canada, and through licensing arrangements with companies in other select countries. Typically, our contracts with hotels are exclusive and have initial, non-cancelable terms of five to seven years. As of December 31, 2006, the average remaining contract term was approximately 39 months and equated to approximately 39.2 million room months under contract. The exclusive nature of these contracts allows us to estimate (based on historical information and certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.
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

LodgeNet Entertainment Corporation	2	Form 10-K 2006

In 2001, we began deploying a digital system, which has allowed us to expand the array of features and content available through our systems. As of December 31, 2006, we had installed our digital system in approximately 733,400 rooms, or 73% of our installed Guest Pay interactive base. In addition to the on-demand movies, video games, and other services provided by our tape-based systems, the digital system offers the following:
➢	increased variety and availability of on-demand movies;

➢	television on-demand programming;

➢	on-demand digital music programming;

➢	subscription sports programming;

➢	Internet on television;

➢	access to Internet-sourced content;

➢	on-screen controls that allow the guest more viewing control and flexibility;

➢	improved guest marketing and merchandising capabilities; and

➢	system architecture that receives video and music content via a satellite distribution network, resulting in operating cost reductions.
We plan to continue to install the interactive digital system in all newly installed hotel properties and in selected existing sites as current service contracts are successfully renewed and extended.
We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Starwood Hotels and Resorts (Westin, W Hotels, Sheraton, Four Points), Marriott (The Ritz Carlton, Marriott, Courtyard by Marriott), Global Hyatt Corporation (Hyatt Place), Carlson Hospitality (Radisson, Park Plaza, Country Inn & Suites, Park Inn), Felcor (Hampton Inn, Homewood Suites, Marriott, Courtyard by Marriott, Westin, Sheraton, Crown Plaza, Fairfield, Holiday Inn), Interstate (Wyndham, Courtyard by Marriott, Radisson, Comfort Inn, Four Points, Amerisuites), Kimpton, LaQuinta, Omni Hotels, Outrigger, Grand Casinos, and Wingate Inn, as well as many independent properties.
In 2004, we began to offer our interactive television system to healthcare facilities in the United States. As of December 31, 2006, twelve hospitals had installed our system and we had an additional six facilities under contract. In this market, we sell our interactive systems to healthcare facilities or licensed resellers. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2007.
Pending Acquisition of Ascent Entertainment Group, Inc.
On December 13, 2006, we entered into a definitive agreement with Liberty Satellite Technology, Inc., a wholly- owned subsidiary of Liberty Media Corporation, to purchase 100% of the outstanding stock of Ascent Entertainment Group, Inc. and its subsidiaries (“Ascent”). On Command Corporation, a competitor of the Company, is a wholly- owned subsidiary of Ascent. On Command also owns 80% of The Hotel Network, Inc., a provider of advertising supported television services to hotels. On Command currently serves approximately 832,000 hotel rooms in the United States, Canada and Mexico. The purchase price of Ascent is $380.0 million, of which $332.0 million will be paid in cash and the balance of which will be paid by the issuance of 2,050,000 shares of common stock of the Company. Following the completion of the proposed transaction, Liberty Satellite will own approximately 9.9% of our total shares outstanding. The transaction is awaiting antitrust clearance by the U.S. government, and is subject to the satisfaction or waiver of certain other standard conditions. In a related transaction, PAR Capital Advisors has agreed to purchase an additional 1,000,000 shares of the Company’s common stock, the proceeds of which will be used to pay a portion of the cash consideration for the Ascent transaction. Both the Liberty Satellite stock and the Par Capital Advisors stock will be sold at $23.65 per share, a purchase price equal to the average closing price of the common stock of the Company on the NASDAQ stock market for a period of ten trading days prior to the execution of these agreements.

LodgeNet Entertainment Corporation	3	Form 10-K 2006

Hotel Market and Customers
U.S. and Canadian Market. The primary market for our interactive television network is the mid-size and large hotel segments within the United States and Canada. Based on industry sources, we estimate that these segments account for approximately 74%, or 3.6 million of the lodging industry’s estimated 4.9 million rooms. In addition, we believe that growth opportunities are available through (i) supply growth within the lodging industry, (ii) rooms currently served by other service providers when their contracts expire, and (iii) economically-viable rooms not yet served by any provider.
Diversified Customer Base. We believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2006, no single state or province accounted for more than 13% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups, and management companies, including Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn, Hilton Garden Inn, Homewood Suites, Conrad), Starwood Hotels and Resorts (Westin, W Hotels, Sheraton, Four Points), Marriott (The Ritz Carlton, Marriott, Courtyard by Marriott), Global Hyatt Corporation (Hyatt Place), Carlson Hospitality (Radisson, Park Plaza, Country Inn & Suites, Park Inn), Felcor (Hampton Inn, Homewood Suites, Marriott, Courtyard by Marriott, Westin, Sheraton, Crown Plaza, Fairfield, Holiday Inn), Interstate (Wyndham, Courtyard by Marriott, Radisson, Comfort Inn, Four Points by Sheraton, Amerisuites), Kimpton, LaQuinta, Omni Hotels, Outrigger, Grand Casinos, and Wingate Inn, as well as many independent properties. During 2006, hotels covered by the master services agreement with Hilton Hotels Corporation, which was signed in 2000, represented approximately 20.8% of our consolidated revenue, of which, the Hilton owned properties accounted for less than 5% of consolidated revenue. Each property is subject to an individual seven-year property level agreement. No other master service agreement accounted for more than 10% of our consolidated revenue.
International Hotel Markets. We also provide services in select international markets — primarily countries located in Central and South America — through licensing arrangements with companies in these areas. Under these arrangements, we do not make any capital investment. Instead, we sell equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. Financial information related to our operating segments and international operations is included in Note 17 of our consolidated financial statements. In 2007, we plan to continue to expand our business in various international markets.
Hotel Market Services and Products
Guest Pay Interactive Services. Our primary source of revenue is providing interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. The high-speed, two-way digital communications design of our system architecture enables us to provide interactive features, such as on-demand movies, network-based video games, music and music videos, television on-demand programming, daily sports programming and Internet on television (which does not require a laptop). Guest Pay interactive revenue packages may also include satellite-delivered basic and premium television programming, video review of room charges, video checkout, guest surveying, and merchandising services that are paid for by the hotel and provided to guests at no charge. Television programming is delivered via satellite through DIRECTV pursuant to a long-term agreement and distributed to approximately 51% of our guest rooms over the internal hotel network, and typically includes premium channels, such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN.
In 2001, we began wide-scale deployment of our digital system. In addition to the movies and games already offered on our tape-based systems, the digital system allows guests to choose from an expanded menu of video on an on-demand basis as well as other forms of programming, including digital music services, television on-demand programming and access to Internet content through the television. The range of services offered is greater in those rooms equipped with a digital system versus those with a tape-based system and, therefore, rooms equipped with our digital system generate greater revenue than rooms equipped with a tape-based system. Additionally, the interactive digital systems are equipped so that content such as on-demand movies and music content are updated and delivered via satellite to our system within each hotel. This not only eliminates videotapes and shipping costs and reduces the need for technician visits to update the

LodgeNet Entertainment Corporation	4	Form 10-K 2006

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
We believe that SigNETure TVSM offers us a competitive advantage and will increase our hotel customers’ loyalty. As a result, we expect that the continued deployment of the SigNETure TVSM system will facilitate revenue growth by enhancing our competitive advantage when signing new hotel contracts and through marketing of our services and products to hotel guests.
In 2005, we introduced our new Hotel SportsNETSM service, which provides guests the ability to purchase daily subscriptions to certain professional and college sports television packages. During 2006, our Hotel SportsNETSM line up included NFL SUNDAY TICKET, NHL CENTER ICE, NBA LEAGUE PASS, MLB EXTRA INNINGS and college sports programming including ESPN’s GamePlan, ESPN’s Full Court and College Sports TV (CSTV). As of December 31, 2006, Hotel SportsNETSM was installed in approximately 76,000 rooms.
In 2005, we launched our SigNETure HDTVSM offering. This digital system configuration enables us to deliver high-definition entertainment content to guests in the hotels we serve that are equipped to receive and display HDTV. As of December 31, 2006, we had more than 17,000 rooms equipped with high-definition capabilities. We have programming agreements with DIRECTV to deliver HBO HD, ESPN HD, ESPN 2 HD, Discovery HD and HD NET television programming. We also have agreements or other arrangements with DIRECTV, ESPN, Paramount, Universal, MGM, DreamWorks, Lion’s Gate, Magnolia and First Independent Pictures to provide high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV. We plan to pursue agreements with additional providers of HD television and movie content, and we are actively working with a number of major television manufacturers to integrate their television displays with our HDTV platform solution. As part of the integration effort, several manufacturers have adopted Pro:IdiomTM premium content copy protection technology to enable LodgeNet-served hotels to display HD premium satellite and video-on-demand entertainment licensed by satellite programmers and movie studios. During 2006, we believe our SigNETure HDTVSM solution combined with our LMMS helped us to secure Global Hyatt Corporation as a customer. We were selected as the exclusive provider of interactive TV and HDTV services for Global Hyatt’s new upscale select service brand, Hyatt Place. During 2005, we believe key contracts with Starwood Hotels & Resorts Worldwide, Inc., and The Ritz-Carlton Hotel Company, L.L.C., a wholly-owned subsidiary of Marriott International, Inc., were secured as a result of our SigNETure HDTVSM solution leadership.
The revenues generated from Guest Pay interactive services are dependent upon a number of factors, including:
➢	the number of rooms equipped with our interactive television system;

➢	the range of interactive television and broadband services offered at each hotel;

➢	the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives;

➢	the profile of the guest at each property;

➢	the price of the service purchased by the hotel guest; and

➢	the occupancy rate at the property.
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

LodgeNet Entertainment Corporation	5	Form 10-K 2006

LMMS allows us to refresh interactive menus, promote different products and different titles to different demographics, change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest. Our systems allow us to measure guests’ entertainment selections and adjust our programming and the pricing of the programming to respond to viewing patterns. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest financial results.
High Speed Internet Access System Sales, Service and Support. During 2006, we continued to promote the sale and installation of high-speed Internet equipment and services. We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. We provide, in some cases, the hotel property with the portal to access the Internet. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our 24-hour call center which provides services 7 days a week. In November 2006, we signed an agreement to acquire substantially all of the assets of StayOnline, Inc., a provider of HSIA services to hotels. This transaction was completed on February 1, 2007. With the close of this acquisition, we serve approximately 175,000 rooms with HSIA services.
Other Services. In addition to the sale of equipment to our international markets, we also generate revenue from the sale of content and services directly to our hotel customers, which are generally provided free to hotel guests. Included in these services is satellite-delivered basic and premium television programming for which the hotel pays us a fixed monthly charge per room. We provide this service to approximately 18,000 rooms in hotels which choose not to offer VOD services, and we compete with local cable television operators for providing such services by tailoring different programming packages to provide specific channels desired by the hotel subscriber, which typically reduces the overall cost to the hotel for the services provided.
Contracts. We provide Guest Pay interactive television services under contracts with lodging properties that generally run for a term of five to seven years. Over the five-year period ended December 31, 2006, the average initial term of new contracts was approximately six and a half years. Our contracts typically provide that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for Guest Pay interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. Under these contracts, we generally install our interactive television network in the hotel free of charge and retain ownership of all equipment utilized in providing our services (except for the television sets, which are owned by the hotels). The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. We also offer to certain hotel customers who would not otherwise qualify for installation of our systems, the opportunity to purchase our systems combined with long-term service maintenance and content agreements with us.
For Guest Pay interactive services which are paid for by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on substantially similar terms. As of December 31, 2006, the average remaining life of our current Guest Pay interactive contracts was approximately 39 months and equated to approximately 39.2 million room months under contract. Approximately 19% of current Guest Pay rooms are subject to renewal prior to 2008. Over the last five years, we have de-installed an average of approximately 3% of our installed base per year. During 2006, we de-installed approximately 65,000 rooms. In addition to certain sites switching to their local cable provider, we have chosen not to renew contracts at select properties, primarily limited service and extended stay properties, as the revenue generated at these properties does not meet our minimum payback criteria. We believe it is a sound business decision as we intend to deploy our capital for renewals and for new rooms where we believe we can generate the highest return on our investment. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe and other regions through long-term licensing agreements or other arrangements with entities in those areas.

LodgeNet Entertainment Corporation	6	Form 10-K 2006

Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming, including HD format programming, through a long-term agreement with DIRECTV, which expires in January 2010, whereby we pay a fixed monthly fee per property served. We also have agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe that our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a third party vendor, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming we obtained the rights to exhibit sporting event content from the NFL, NHL, NBA, MLB, ESPN and College Sports TV (CSTV), for which we pay a predetermined percentage of gross revenue.
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
In addition, we are continuing to develop and integrate technologies that enable us to deliver high-definition television (HDTV) and other digital content to our hotels and their guests. These developments extend our digital platform with new technology including “boxless” digital televisions and set-top or set-back boxes that are able to decrypt and decode this digital content in the guestroom. These HD systems are contrasted with our existing systems that deliver an analog signal to the room from either an analog tape-based or digital storage device. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights.

LodgeNet Entertainment Corporation	7	Form 10-K 2006

Our LMMS allows us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
At those properties where we have sold HSIA systems, the systems consist of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. We license Visitor Based Network (VBN) software that manages connections between the guest and the Internet. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.
Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 10 United States patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems. We also license industry-related technology from third parties.
Healthcare and Adjacent Markets
During 2006, we continued to develop our product offering and presence in the healthcare industry and, as of December 31, 2006, had twelve facilities installed with our interactive system and six additional facilities under contract. In this market, we sell our interactive systems to healthcare facilities or licensed resellers. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2007.
In the second quarter of 2006, we began selling our digital system combined with a multi-year maintenance contract to IdleAire Technologies Corp., which produces and markets technology for installation at truck stops that provide various services for sleeper cabs in long-haul trucks. IdleAire purchases our interactive television platform, licenses our software, and contracts with us for a variety of entertainment and service options as part of its overall service offering. We are also investigating other adjacent markets into which we can sell our interactive television system including timeshare developments.
Programming. Our healthcare programming is provided by various third party distributors. We obtain the non-exclusive rights to show major motion pictures as well as patient education content pursuant to programming agreements. These agreements are typically three to five years in length with programming royalties based on the number of beds at each healthcare facility receiving services. In addition, we also utilize our existing relationships with DIRECTV for our cable and premium television programming and Nintendo for video game services.
The programming provided in the travel center market is comparable with the programming in the hotel market; accordingly, we utilize our existing vendor relationships and programming arrangements.
Technology, Product Development: We have been able to leverage the technology and product development utilized in the hotel market to the healthcare and travel center markets with limited modifications.
Corporate Operations Utilized Across Multiple Markets
Trademarks. We use a number of registered and unregistered trademarks for our products and services. We have pending applications for registration of certain unregistered trademarks, and those trademarks for which we have not sought registration are governed by common law and state unfair competition laws. Because we believe that these trademarks are significant to our business, we have taken legal steps to protect our trademarks in the past and intend to actively protect these trademarks in the future. We believe that our trademarks are generally well recognized by consumers of our products and are associated with a high level of quality and value.
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

LodgeNet Entertainment Corporation	8	Form 10-K 2006

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
For the healthcare market, we sell our interactive systems to healthcare facilities and earn recurring revenues under long-term contracts, by providing entertainment content, software maintenance and technical field service. In this market, we sell our interactive systems to healthcare facilities or licensed resellers. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2007. Our business model for the healthcare market differs from the business model for the hotel market. For healthcare we do not deploy a system using our capital but rather sell the system to the hospitals.
Installation Operations. Once a contract has been signed with a hotel or healthcare facility, our installation personnel prepare engineering surveys for each site, install our systems, train the site staff to operate the systems and perform quality control tests. Due to our geographically diversified customer base, we have determined that it is usually more cost effective to utilize subcontracted installation teams. In 2006, subcontractors completed approximately 90% of our new room and conversion of tape-to-digital installations. We work closely with our company-trained subcontractors and have a separate quality control department to regularly monitor quality standards. In our healthcare business, we utilize both internal installation personnel and subcontractors to install the interactive systems we sell to individual healthcare facilities.
Service Operations. We believe that high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from 27 locations throughout the United States and Canada, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative. Currently, the company-employed service organization has responsibility for approximately 90% of our Guest Pay interactive hotel rooms. Service personnel are responsible for all preventive and corrective systems maintenance. Our service organization is also utilized to support our HSIA systems and interactive systems sold to healthcare facilities.
We maintain a toll-free customer support hot line, TechConnection, which is staffed 24 hours a day, 365 days a year by company trained and employed support technicians. The on-line diagnostic capability of our systems enables us to identify and resolve approximately 70% of reported system service issues from our service control center without visiting the hotel or healthcare facility. When a service visit is required, the modular design of our systems permits service personnel to replace only those components that are defective at the site.
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

LodgeNet Entertainment Corporation	9	Form 10-K 2006

Competition
Based on the number of hotels and rooms served, we are one of the world’s largest providers of interactive television and broadband solutions to hotels serving approximately 6,000 hotel properties and over one million hotel rooms. Competition in this industry is very active. In our competition for the time and attention of the hotel guest we compete against virtually all aspects of the entertainment and communications industry. Competitors for pay-per view services include, but are not limited to:
➢	other interactive television service providers such as On Command Corporation (a wholly-owned subsidiary of Liberty Media Corporation), Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, Oxford SVI, SeaChange, TotalVision and other international providers, such as Quadriga, GalaVu Entertainment, Guest-Tek, MagiNet and Acentic;

➢	cable, television and broadband service providers, such as Charter Communications, Comcast, Cox Cable and Time Warner;

➢	direct broadcast satellite companies such as DIRECTV and EchoStar Communications;

➢	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	Internet service providers and high-speed portals such as but not limited to iBahn, Wayport, Guest-Tek, Time Warner, Yahoo, Google and T-Mobile;

➢	companies offering web sites that provide on-demand movies;

➢	rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms and on other portable viewing devices; and

➢	hotels that offer in-room laptops with Internet access or other types of Internet access systems.
Other indirect competition for guest attention and revenue include free-to-guest programming, portable media devises such as MP3 players, iPods, and DVD players, other devices such as laptop computers and cell phones, and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events, and movie theaters. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.
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
In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe that our competitive advantages include:
➢	our history of innovation;

➢	our diverse client base;

➢	our proven ability to retain existing customers and secure new ones;

➢	our technically-innovative digital platform;

➢	our high definition platform;

➢	our flexible SigNETure TVSM system; and

➢	our content management system.

LodgeNet Entertainment Corporation	10	Form 10-K 2006

We believe that our past success in securing contracts reflects the strong competitive position of our products and services.
While we believe that our system architecture is comparable or superior to the systems currently being used by our competitors in the lodging industry, our competitors may develop cost-effective systems that are comparable or superior to ours. Also, we may not be able to continue our current level of success in obtaining new contracts from hotels currently served by other providers or previously un-served, and we may not be able to retain contracts with hotels we serve when our contracts expire.
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
As we pursue further opportunities within the healthcare market, competitive pressures could result in lower margins and increased expenditures for marketing and product development, each of which could adversely affect our operating results and our ability to expand market share. Our main competitors in this market include, but are not limited to video on demand entertainment and education providers such as GetWell Network, Allen Technologies and Skylight as well as television and equipment rental companies such as TeleHealth and TVRC.
Competition to provide HSIA services to hotels is also intense. Market participants include, but are not limited to hotel-specific providers such as Guest-Tek, I-bahn and Wayport, as well as telecom providers such as Verizon, AT&T, MCI, Sprint and many others.
Business Strategy
Expand our interactive television and broadband networks. Within the lodging market, we believe opportunity exists for the continued growth of our interactive television and broadband networks. We believe that growth opportunities are available from (i) supply growth within the lodging market, (ii) rooms currently served by other service providers when their contracts expire, and (iii) economically-viable rooms not yet served by any provider. We also believe that the features and benefits of our digital and high-definition SigNETure TVSM platforms and our LodgeNet StayOnline HSIA system software, the capabilities of our proprietary content management system, plus the quality of our nationwide service network provide us with a competitive product and service offering that will enable us to continue to secure long-term contracts within the US and Canadian lodging markets. Internationally, we intend to continue to expand into selected countries in Asia, Latin America, South America, Europe and other regions through licensing agreements with entities in those areas. We may also consider select acquisitions to further our network expansion objectives.
Increase guest room revenue and gross profit. We plan to increase the revenue and gross profit we realize per average installed interactive television room by (i) increasing the penetration of our digital television platform and HSIA services within our Guest Pay interactive room base, (ii) expanding the scope of the programming and broadband services available through our networks, (iii) enhancing our guest marketing activities, (iv) eliminating unprofitable content services and (v) creating new, advertising-based revenues. We intend to continue installing our interactive digital system in all newly contracted properties, and in select currently-served properties in exchange for long-term contract extensions for our services as our interactive digital system generates more revenue per average installed room than our traditional tape-based rooms. We believe that the digital system generates greater revenue per room because of (a) the increased variety and breadth of content available through the digital system, (b) its enhanced marketing capabilities, (c) its ability for the guest to pause, rewind or save a purchased selection, and (d) the quality of the rooms into which we are installing our digital system. We also believe the recent acquisition of StayOnline,

LodgeNet Entertainment Corporation	11	Form 10-K 2006

Inc. will increase our ability to expand the number of properties and rooms that contract with us for HSIA services. During 2006, we installed Hotel SportsNetSM, our pay-per-day subscription sports service that features games from the NFL, NBA, NHL, MLB, ESPN and CSTV, into approximately 72,000 rooms on our interactive television network, and removed approximately 88,000 TV-based Internet rooms from service where the cost of providing the service approximately equaled or exceeded the revenue we generated from the service. Lastly, we continue to seek creating a new revenue stream based on the value of presenting advertising or marketing messages to the guests viewing our interactive television network. We believe this revenue source represents new long-term revenue opportunity.
Diversify our business into healthcare and other adjacent markets. In 2004, we began offering our interactive television systems into the healthcare facilities in the United States. In this market, we sell our interactive system and license our software, and earn recurring revenues from the provision of hardware and software service and maintenance activities and the sale of entertainment content. During 2006, we continued to develop our product offering and presence in the healthcare industry and as of December 31, 2006 had twelve facilities installed with our interactive system and six additional facilities under contract. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2007.
In 2006, we began selling our digital system combined with a multi-year maintenance contract to IdleAire Technologies Corp., which produces and markets technology for installation at truck stops that provide various services for sleeper cabs in long-haul trucks. IdleAire purchases our interactive television platform, licenses our software, and contracts with us for a variety of entertainment and service options as part of its overall service offering.
Additionally, we may explore other adjacent markets in which to sell our interactive television systems or corporate core competencies, including international expansion or other niche markets such as the education and timeshare markets. In these markets, we intend to sell our system and license our software, and earn recurring revenue from the provision of hardware and software maintenance and sale of entertainment or other content.
Generate increasing levels of cash flow. We are also focused on increasing the level of cash flow we generate from our business. During 2006, we generated $72.3 million of cash from operations, an increase of 12.4% over 2005, and $21.7 million of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities. This represented an $8.9 million increase over 2005. On a pre-expansion basis, cash flow from operations minus general corporate and contract extension-related capital investments equaled $47.0 million in 2006. This result was 26.7% greater than that generated in 2005. Further, we intend to manage our cash flow and our capital investment activities to generally increase our net free cash flow and decrease our leverage ratios over time.
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
The FCC rules define multi-channel video programming distributor as “a person such as, but not limited to, a cable operator, a multi-channel multipoint distribution service, a direct broadcast satellite service, or a television receive-only satellite program distributor, who make available for purchase, multiple channels of video programming.” We may be considered to be a multi-channel multipoint distribution service. As such, we may be subject to various provisions of the Communications Act. The Communications Act includes laws and regulations that would benefit

LodgeNet Entertainment Corporation	12	Form 10-K 2006

our operations, such as provisions that ensure our access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject us to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signal over our systems.
Healthcare Regulation. The Health Insurance Portability and Accountability Act (“HIPAA”) addresses the security and privacy of health data. The privacy and security rules promulgated under HIPAA apply only to “covered entities” – health plans, healthcare clearinghouses and healthcare providers. If LodgeNet enters into a contract with a healthcare facility that makes it a business associate, or a company which performs functions or activities involving the use or disclosure of protected health information on behalf of a covered entity, LodgeNet must comply with the terms and conditions of such contract, which will require LodgeNet to appropriately safeguard the confidentiality, integrity and availability of the protected health information that it receives or transmits on behalf of the covered entity.
High-Speed Internet Access. The FCC has classified high-speed Internet access as an interstate information service as defined by the Communications Act. To date, the FCC has not imposed any regulations on information service providers, although it may do so in the future.
The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to our business. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors, and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact upon our operations at this time.
Employees
As of December 31, 2006, we had 803 employees in the United States and Canada, none of which are covered by a collective bargaining agreement. We have not experienced any significant labor problems and believe that our relationships with our employees are good.
Corporate Information and Web Site Access to SEC Filings
We are a Delaware corporation with our principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107. Our telephone number is (605) 988-1000.
Our web site address is http://www.lodgenet.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including all amendments to those reports, available free of charge on our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

LodgeNet Entertainment Corporation	13	Form 10-K 2006

Item 1A — Risk Factors
We have experienced substantial net losses. If we do not remain profitable or generate sustained levels of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations, business and the value of our common stock. We experienced net losses of $7.0 million, $20.8 million and $35.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2006, we had an accumulated deficit of $302.5 million. While we generated net income of $1.8 million for the fiscal year ended December 31, 2006, and expect to generate net income from our current operations for fiscal year 2007, we may report a net loss due to expenses incurred with respect to the acquisition of the assets of StayOnline, Inc. and pending acquisition of the stock of Ascent Entertainment Group, expenses related to the integration of the operations of StayOnline Inc. and On Command and increased interest and amortization expenses related thereto.
Acquisitions of companies or technologies may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention, and could result in significant incremental expenses. During the last year, we entered into definitive agreements to acquire substantially all of the assets of StayOnline, Inc., an HSIA provider to hotels, and to acquire 100% of the capital stock of Ascent Entertainment Group, Inc. which owns 100% of the capital stock of On Command Corporation, a provider of in-room entertainment systems to hotels. In addition, we may seek to acquire or invest in businesses, products or technologies that we believe could, among other things, complement or expand our business or otherwise offer growth opportunities. However, current or future acquisitions could create risk for us, including difficulties in assimilation of acquired personnel, operations, technologies or products, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. Any acquisition may not generate any additional revenue or provide any benefit to our business. In addition, we do not have significant experience in acquiring and integrating companies, which could impair our ability to make successful acquisitions. Moreover, the acquisitions of companies or technologies require that we incur significant expenses related to these transactions, such as incremental legal fees, accounting fees, and investment banking fees. While these expenses are capitalized as part of the acquisition cost, if a transaction is not completed, the fees we incur must be expensed. In addition, if the acquisition of On Command is not approved through the Hart-Scott-Rodino process, we will incur a $5.0 million break-up fee, which will also be expensed. These fees, if expensed, are likely to exceed the net income we generate from our ongoing business operations.
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

LodgeNet Entertainment Corporation	14	Form 10-K 2006

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
New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology such as new video formats, downloading or alternative methods of product delivery and distribution channels such as the Internet or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. While we mitigate risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that we will continue to be successful in these efforts. The advent of Digital Television (DTV) and Internet Protocol television (IPTV), including the introduction of high-definition television (HDTV), is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including feature-length movies on personal computers. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes. If other technologies become affordable and viable alternative methods of content delivery that are widely supported by studios and adopted by consumers emerge, our business could be adversely affected.
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

LodgeNet Entertainment Corporation	15	Form 10-K 2006

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
New technologies may emerge that may be superior to, or may not be compatible with some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we may have to incur capital expenditures to support digital or high-definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
Our business could be harmed if we are unable to protect our proprietary technology. We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe, copy, or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued within the scope of claims sought, if at all or whether any patent issued will be challenged or invalidated. In addition, we have applied or plan to apply for corresponding patents and patent applications in several foreign countries for some of our existing patents and patent applications. There is a risk that these patent applications will not provide significant protection for our products and technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the United States can provide patent protection from the date of filing but are not publicly disclosed until approximately 18 months after the patent application has been filed, other patent applications may have been filed in those previous 18 months which relate to our technology and of which we are unaware. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology, which could harm our business.
If our products or services employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past — and may be in the future — that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting form infringement claims, whether or not proven to be true, may harm our business and prospects.
Diversification activities may not be successful and may divert management attention from our core business. In the past year, we have sought to diversify our business and decrease reliance on revenue from the hotel industry. These activities

LodgeNet Entertainment Corporation	16	Form 10-K 2006

have included sales of systems to healthcare facilities and travel centers and may include additional markets in the future that we consider to be complimentary to our other businesses. However, the diversification into areas in which we do not have the same experience as our core business involves a variety of risks, such as diversion of limited resources and personnel from our core business as well as management’s time and attention.
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

LodgeNet Entertainment Corporation	17	Form 10-K 2006

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
We may not have adequate capital resources to carry out our business plan, which could have a harmful effect on our business and prospects. We may have insufficient capital resources to carry out our business plan if our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms. This would have the following adverse impacts on our business and prospects, among others:
➢	we may be required to delay or be unable to make the capital expenditures necessary to expand or maintain our customer base or to continue to deploy our digital systems and other technological advances throughout our installed room base;

➢	we may have insufficient capital to make payments on our outstanding indebtedness as they become due;

➢	we may have to delay or limit our product development activities; and

➢	we may be required to seek additional capital through additional equity or debt financings, asset sales, collaborative arrangements or other sources, which may not be available to us on a timely basis, if at all, or may not be available on acceptable terms.

LodgeNet Entertainment Corporation	18	Form 10-K 2006

We have substantial debt and significant interest payment requirements, which will increase in connection with the On Command acquisition. As of December 31, 2006, we had $270.2 million of debt outstanding, and we are currently negotiating a new $450.0 million facility to repay current bank debt and to finance the cash component of the On Command transaction. Subject to restrictions on our Credit Facility and instruments governing our current and future debt securities, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our level of debt could have significant consequences on our business, including the following:
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
Covenant restrictions under our current Credit Facility, a New Credit Facility related to the acquisition of On Command or other instruments governing our debt securities may limit our ability to operate our business. Our current Credit Facility, a new proposed Credit Facility related to the acquisition of On Command and the instruments governing our debt securities contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, a proposed new Credit Facility related to the acquisition of On Command and debt securities restrict, or will restrict, among other things, our ability and the ability of our subsidiary to:
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

LodgeNet Entertainment Corporation	19	Form 10-K 2006

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
We lease 26 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States and Canada. No individual facility occupies greater than 8,000 square feet.
Item 3 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
Item 4 — Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.
PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ National Market System (“NASDAQ NMS”) under the symbol “LNET”. Our common stock began trading on the NASDAQ NMS on October 14, 1993 upon the effectiveness of our initial public offering. As of March 6, 2007, there were outstanding 19,251,294 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low closing sales prices of our common stock as reported by NASDAQ NMS.

LodgeNet Entertainment Corporation	20	Form 10-K 2006

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2006	15.70	13.05	March 31, 2005	18.84	16.93
June 30, 2006	19.33	15.41	June 30, 2005	19.51	15.62
September 30, 2006	19.41	17.80	September 30, 2005	18.08	14.00
December 31, 2006	26.75	17.63	December 31, 2005	14.82	11.82
On March 6, 2007, the closing price of our common stock, as reported by NASDAQ NMS was $25.01. Stockholders are urged to obtain current market quotations for our common stock. As of March 6, 2007, we have 121 stockholders of record with approximately 98.9% of the shares held in “street name”. We estimate that as of March 6, 2007, we had more than 1,500 beneficial owners of our common stock.
Dividends
No dividends have been paid to date on our common stock. The terms and conditions of our 9.5% Senior Notes and of our bank Credit Facility both contain covenants which restrict and limit payments or distributions in respect of our common stock.
Stockholder Rights Plan
In February 1997, we adopted a stockholder rights plan, which was amended and restated effective in February 2007. The restated Stockholder Rights Plan will be submitted to a vote of the shareholders at the Company’s next annual meeting scheduled for May 2007. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for LodgeNet is received that is either inadequate or not in the best interest of all stockholders.
Under the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on March 10, 1997. Each right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of a new series of Series A Participating Preferred Stock, at a price of $60.00.
Initially, the rights are “attached” to the common stock and trade with the common stock. They separate from the common stock if a person or group acquires 20% or more of the outstanding shares of common stock or a public announcement of a tender offer or exchange offer is made which would result in someone becoming the owner of 20% or more of the outstanding common stock. Following a separation, the rights become exercisable, are separately tradable and we will mail separate rights certificates to stockholders.
The rights expire on the earliest of February 28, 2016, the date of the consummation of a merger with a person who acquired common stock with the approval of the Board of Directors or the redemption of the rights by us, either by the board of directors or upon the presentation of an offer meeting certain minimum criteria, by a vote of two-thirds of the shareholders.
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
If we are acquired without the approval of the directors who are neither officers, nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 20% of our common stock without such approval, the rights become exercisable for common stock with a market value of two times the exercise price.
Prior to a 20% acquisition or the expiration of the rights, we may redeem the rights at a price of $.01 per right. The rights are also redeemable in connection with a merger or other similar transaction not involving a 20% acquirer or if the acquirer has acquired less than 20% and there are no other acquirers.

LodgeNet Entertainment Corporation	21	Form 10-K 2006

In addition, the Board of Directors may, after a 20% acquisition (but less than a 50% acquisition), exchange the rights for shares of common stock on a one for one basis or for cash or other assets or securities of ours.
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
The 2007 Amended Rights Plan provides for a “TIDE Committee,” selected by and composed solely of independent directors of the Board, to review the Amended Rights Plan every three years, and to provide recommendations to the Board concerning the Rights Plan, including any modifications to the Amended Rights Plan, up to and including termination thereof.
The 2007 Amended Rights Plan incorporates a provision which requires that any offer meeting specified criteria (a “Qualified Offer”) will be submitted to the Company’s stockholders for consideration in certain circumstances. Under the Amended Rights Plan a Qualified Offer must include the following criteria:
➢	For all shares of the Company;

➢	At the same price for all shares acquired and such price must be greater than the highest reported market price per share during the prior 2 years and represents a premium above the average closing prices for the previous five trading days;

➢	Conditioned on tender of at least 90% of the shares; and

➢	Paid with at least 80% cash consideration, and any share consideration must be limited to publicly traded securities listed on the NASDAQ or NYSE.

LodgeNet Entertainment Corporation	22	Form 10-K 2006

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
Guest Pay	$277,433	$267,754	$258,571	$243,732	$226,238
Other	10,780	8,017	7,870	6,417	8,752

Total revenues	288,213	275,771	266,441	250,149	234,990
Direct costs (exclusive of operating expenses and depreciation and amortization)	131,953	123,228	119,193	111,947	100,782
Operating expenses	129,328	129,850	134,278	131,702	128,233

Income from operations	26,932	22,693	12,970	6,500	5,975

Investment gains	—	—	—	250	872
Litigation settlements (1)	—	—	—	—	(2,700)
Write-off of debt issuance costs (2)	(227)	(272)	(810)	(7,061)	—
Interest expense	(25,730)	(29,351)	(31,891)	(34,239)	(33,037)
Other (expense) income, net	1,165	421	(629)	(43)	314

Income (loss) before income taxes	2,140	(6,509)	(20,360)	(34,593)	(28,576)
Provision for income taxes (3)	(299)	(450)	(421)	(459)	(550)

Net income (loss)	$1,841	$(6,959)	$(20,781)	$(35,052)	$(29,126)

Net income (loss) per common share (basic and diluted)	$0.10	$(0.39)	$(1.36)	$(2.80)	$(2.35)

Other Data:
Capital expenditures (4)	$48,268	$51,855	$54,917	$52,868	$72,115
Average cost per room – new installation	$354	$340	$364	$405	$438
Depreciation and amortization	$66,311	$69,862	$77,045	$78,459	$75,918
Share-based compensation	$1,677	$288	$198	$—	$—

Non-Financial Operating Data:
Total rooms served (5) (8)	1,052,025	1,053,806	1,034,605	994,127	952,673
Guest Pay interactive rooms served (6) (8)	1,004,937	1,001,929	974,798	924,643	876,348
Rooms with Digital services (7)	733,362	629,085	508,979	385,426	265,097
Free-to-guest rooms served (9)	535,777	536,984	525,436	500,170	477,698
Average monthly revenue per Guest Pay room:
Movie revenue	$17.27	$17.00	$17.39	$17.55	$17.77
Other interactive service revenue	5.75	5.53	5.47	5.04	4.57

Total	$23.02	$22.53	$22.86	$22.59	$22.34

LodgeNet Entertainment Corporation	23	Form 10-K 2006

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$22,795	$20,742	$24,995	$2,772	$1,107
Total assets	$263,209	$263,072	$283,036	$283,268	$298,084
Total debt	$270,169	$292,000	$312,291	$368,248	$353,790
Total stockholders’ deficiency	$(58,122)	$(70,233)	$(72,118)	$(129,002)	$(101,304)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Cash Flows Data:
Cash provided by operating activities	$72,301	$64,285	$60,614	$48,563	$43,769
Cash used for investing activities	$(50,604)	$(51,455)	$(54,350)	$(53,618)	$(70,708)

Difference	$21,697	$12,830	$6,264	$(5,055)	$(26,939)

(1)	During 2002, we entered into settlement agreements with Broadcast Music Inc. (BMI) and the American Society of Composers, Authors and Publishers (ASCAP), which resolved claims for alleged nonpayment of royalties on copyrighted musical works performed in major motion pictures. BMI and ASCAP had asserted that the music, primarily background music, used within major motion pictures required licensing. BMI and ASCAP sought damages for public performances of such music from their respective catalogues. As a result of the settlements, we recorded a provision for the litigation settlements of $2.7 million that is related to pre-2002 reporting periods. This charge has been reported as a litigation expense in the accompanying statements of operations.

(2)	During 2006, we wrote off debt issuance costs of $227,000 as a result of $20.0 million in prepayments on our Term B notes under our bank Credit Facility. We wrote off debt issuance costs of $272,000 during 2005 as a result of $19.0 million in prepayments on our Term B notes under our bank Credit Facility. During 2004, we incurred a charge of $810,000 as a result of the early retirement of $35.0 million of our Term B notes. In 2003, we retired our 10.25% Senior Notes and incurred a $7.1 million loss on the write-off of related debt issuance costs and payment of call and tender premiums, and transaction expenses.

(3)	The provision for income taxes consists of current federal income and state franchise taxes.

(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(5)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium televisions services.

(6)	Guest Pay interactive rooms are equipped with our interactive television system digital and tape-based systems.

(7)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within respective hotels. Digital rooms are included in total Guest Pay interactive rooms and represent 73% of the Guest Pay interactive rooms served as of December 31, 2006.

(8)	As a result of Hurricane Katrina, room count as of December 31 was reduced by 4,053 rooms in 2006 and 8,195 in 2005.

(9)	Free-to-guest (FTG) rooms are equipped to provide satellite-delivered basic and premium television programming. FTG rooms are included in total rooms served.

LodgeNet Entertainment Corporation	24	Form 10-K 2006

Special Note Regarding Forward-Looking Statements
Certain statements in this Report on form 10K constitute “forward-looking statements”. When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to estimated free cash flow, cash earnings per share, debt ratios and synergies, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed herein, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, which can be particularly affected by international crisis, acts or threats of terrorism and public health issues; competition from providers of similar services and from alternative sources; changes in demand for our products and services; programming costs, availability, timeliness, and quality; technological developments by competitors; developmental costs, difficulties, and delays; relationships with clients and property owners; the availability of capital to finance growth; the impact of government regulations; potential effects of litigation; risks of expansion into new markets; risks related to the security of our data systems; and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. With respect to any proposed acquisition, we are subject to risks that integration costs will exceed expectations, that synergies we anticipate will not be realized, or will take longer than anticipated to realize, that our management and management systems will encounter difficulties in dealing with a bigger, more diversified enterprise, and that the financial results we expect from the acquisition will not be realized. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Executive Overview
2006 marked a historic year for us as we achieved net income of $1.8 million for the full year. We continued to execute on our strategic plan focused on growth, profitability and the generation of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital, which is capital used for new room installations. We increased our digital room base during the year by more than 100,000 net digital rooms. As of December 31, 2006, approximately 73% of our Guest Pay interactive room base, or 733,000 rooms, were equipped with a digital system. In addition, we continued to make progress with respect to our profitability goal, achieving net income for the year. During the year, we had net income of $1.8 million, an $8.8 million improvement from a net loss of $(7.0) million in 2005. Our operating income was up 18.7% to $26.9 million in 2006 from $22.7 million in 2005. During 2006, we generated $21.7 million of net free cash flow, representing an $8.9 million improvement over last year.
We continue to build upon our corporate strategy of expanding our networks and integrating additional market-valued solutions. The recent acquisition by our subsidiary, LodgeNet StayOnline, Inc., of substantially all of the assets of StayOnline, Inc., a leading provider of high-speed Internet access solutions focused on the lodging industry, presents an excellent opportunity to drive additional revenue streams through our customer base by providing high-speed Internet access solutions and services – one of the most highly demanded services of the traveling business person. The combination of StayOnline’s expertise and industry relationships, with our significant resources will allow us to enhance the array of IP-based solutions we can deliver to our customers, all backed by our nationwide customer service organization. With the closing of this acquisition, we now provide Internet access services to more than 175,000 hotel rooms nationwide.

LodgeNet Entertainment Corporation	25	Form 10-K 2006

Another significant step forward in the execution of our strategy to expand our networks and integrate a broader range of solutions for our customers is our pending acquisition of On Command Corporation. In December 2006, we announced that we had entered into a definitive agreement with Liberty Media Corporation to purchase all of the capital stock of Ascent Entertainment Group, Inc., the owner of 100% of the capital stock of On Command Corporation for $380.0 million. The purchase price will be paid at closing by the issuance of 2.05 million shares of our common stock and $332.0 million in cash. The acquisition holds the promise of creating significant new benefits for our lodging customers and shareholders as we combine the technologies and talents of the two organizations. On Command Corporation, based in Denver, Colorado, provides interactive media services to approximately 832,000 hotel rooms throughout the United States, Canada, and Mexico. It also owns 80% of the capital stock of The Hotel Networks, Inc., a distributor of advertising-supported, satellite-delivered television programming to approximately 300,000 rooms throughout the United States. Subject to regulatory approval, we expect the acquisition to close mid-2007.
During 2006, total revenue increased 4.5%, or $12.4 million, compared to 2005. The growth was driven in part by our diversification into healthcare and travel centers, which together produced $3.6 million of revenue, or approximately 30% of our revenue growth during the year. Our expanding digital room base and a 1.4% increase in revenue per average Guest Pay room contributed the balance of the incremental revenue. On a per room basis, monthly Guest Pay revenue increased to $23.02 in 2006 compared to $22.53 in 2005. In addition, movie revenue per room increased 1.6% to $17.27 this year as compared to $17.00 in the prior year. Revenue per room from other interactive services increased 4.0%, from $5.53 per month in 2005 to $5.75 in the current year. This change was primarily due to revenue increases associated with basic cable services, TV on-demand, music products and high-speed Internet access (HSIA) services, offset in part by a decrease in revenue from on demand video games and TV Internet.
For 2006, our Guest Pay direct costs increased to $10.51 per room as compared to $10.03 per room in 2005. The increase was primarily due to an increase in royalties for content, which varies with changes in the mix of movies and other products; higher costs associated with basic cable services; and higher hotel commissions resulting from our “pay for performance” commission structure. Guest Pay operations expenses decreased to $2.92 per average Guest Pay room per month in 2006 compared to $2.96 per month in the prior year. Selling, general, and administrative expenses increased to 10.1% of revenue for 2006 compared to 9.2% in 2005. Per average Guest Pay room, SG&A expenses increased to $2.41 per month in 2006 from $2.14 per month in the prior year. The increase was primarily due to increases in compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R), and an increase in professional and consulting fees. Share-based compensation expenses were $1.7 million in 2006, compared to $288,000 in 2005. Professional and consulting fees were $2.9 million this year, compared to $1.9 million in 2005. A large part of that increase was related to the various strategic initiatives explored by the company. Depreciation and amortization expenses decreased 5.1% to $66.3 million in 2006 versus $69.9 million in 2005. The decrease was primarily attributable to a reduction in depreciation for Guest Pay systems as higher-cost assets became fully depreciated while the cost basis of more recently installed Guest Pay systems were relatively lower. Amortization expense also decreased due to intangible assets becoming fully amortized. Depreciation and amortization expenses per average Guest Pay room decreased 6.5% to $5.50 in 2006 compared to $5.88 in the prior year.
We continued to improve our financial position with the reduction of our investment of equipment into hotels through market and product segmentations and engineering development, reduction of interest costs by prepaying on our long-term debt, and prudent management of working capital. Cash at December 31, 2006 was $22.8 million compared to $20.7 million at December 31, 2005. The increase in cash was due to cash from operations offset by $20.0 million in discretionary pre-payments made on our term loan during 2006.
We continued to develop and secure the rights to use technologies that enable us to deliver high-definition television programming. In order to secure distribution rights for HD and other digital content, we are required to demonstrate appropriate security measures to protect that content. We have agreements or other arrangements with DIRECTV, ESPN, Paramount, Universal, MGM, DreamWorks, Lion’s Gate, Magnolia and First Independent Pictures to provide high-definition guest room entertainment content to the hotels we serve that are equipped to receive and display HDTV.

LodgeNet Entertainment Corporation	26	Form 10-K 2006

We continued to explore revenue growth opportunities within our core lodging business. These include, but are not limited to, new content and products such as Hotel SportsNETSM service, which provides guests the ability to purchase daily subscriptions to certain professional and college sports television packages. During 2006, our Hotel SportsNETSM line up included NFL SUNDAY TICKET, NHL CENTER ICE, NBA LEAGUE PASS, MLB EXTRA INNINGS and college sports programming including ESPN’s GamePlan, ESPN’s Full Court and College Sports TV (CSTV). As of December 31, 2006, Hotel SportsNETSM was installed in approximately 76,000 rooms. We expect to have 140,000 to 150,000 rooms installed by the end of 2007.
Also, we continued to expand our efforts to develop linear and on-demand advertising and promotional messages. We are able to selectively place these messages at properties and to record the number of views and the viewing time per view using our LMMS. This business model has the potential of generating revenue from the advertiser in contrast to the hotel or the guest.
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts currently served by our competitors.
•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

LodgeNet Entertainment Corporation	27	Form 10-K 2006

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	Internet connectivity costs;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Products and Services. Our revenue from other services continued to expand and was $10.8 million in 2006, an increase of $2.8 million or 34.5%, compared to 2005. The increase was driven by our new revenue streams related to the sale of systems and service to healthcare facilities and travel centers. Components of our other revenue sources are as follows:
Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from the sale and installation of system equipment and long-term agreements with the healthcare facility to provide software maintenance, programming and system maintenance. During 2006, we continued to focus on developing our healthcare business and had 18 facilities under contract as of December 31, 2006. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. During 2006, we generated $2.3 million in healthcare related revenue, compared to $201,000 in 2005, and had 12 interactive systems installed as of December 31, 2006. In 2007, we expect to continue expanding our presence in the healthcare market.
High Speed Internet Access System Sales, Service and Support. We generate revenue through the sale and installation of high-speed Internet access equipment. In addition, we provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. We provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. In 2006, we generated $4.1 million of HSIA related revenue compared to $4.4 million in 2005. During 2007, we expect to greatly expand our HSIA market based on our purchase of substantially all of the assets of StayOnline, Inc. and the increase in our HSIA room base from approximately 38,000 rooms to more than 175,000 rooms at the acquisition closing date. We expect that the expertise acquired from StayOnline, together with access to our significantly larger room base will result in significant growth in our HSIA business in 2007.
System Sales and Support to Travel Centers. We also market and sell our interactive systems to IdleAire Technologies Corp. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment and a non-exclusive, non-transferable right to use the initial software package 2) extended service and maintenance agreements, which include future software upgrades as they become available and 3) entertainment programming.
Other. Revenue generated from other sources includes the following:
➢	Revenue generated from the sale of our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	Revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor;

➢	Revenues from the sale of equipment to our international markets;

➢	Revenues from the installation of master antenna wiring and related infrastructure;

➢	Revenues from the sale and installation of DirecTV satellite systems; and

➢	Revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.

LodgeNet Entertainment Corporation	28	Form 10-K 2006

Key Metrics:
Special Note Regarding the Use of Non-GAAP Financial Information
To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use net free cash flow, a non-GAAP measure that is derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of, or as a substitute for results prepared in accordance with GAAP.
We define net free cash flow as cash provided by operating activities less cash used for investing activities. Net free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about net free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) that do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting net free cash flow information. Our definition of net free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, net free cash flow is not necessarily indicative of amounts of cash that may be available to us for discretionary purposes. Our method of computing net free cash flow may not be comparable to other similarly titled measures of other companies.
Free Cash Flow
One of our goals is to generate net free cash flow. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. Over the past twelve months, we have generated $21.7 million of net free cash flow while having simultaneously installed or upgraded more than 118,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the year, we reduced total debt to $270.2 million.
Our progress toward the goal of generating increased levels of net free cash flow is set forth in the following table in thousands of dollars:

	2006	2005	2004
Cash provided by operating activities	$72,301	$64,285	$60,614
Cash used for investing activities	(50,604)	(51,455)	(54,350)

Difference	$21,697	$12,830	$6,264

The improvement from 2005 was driven by the management of operating costs and capital expenditures and a decrease in interest expense due to the discretionary pre-payment of $20.0 million of our Term B notes. These factors have eliminated the need for cash provided by external financing over the past three years.
Expansion capital investment, which we define as capital used for new room installations, is set forth in the following table in thousands of dollars:

	2006	2005	2004
Expansion Capital Investment	$22,292	$24,230	$27,648

LodgeNet Entertainment Corporation	29	Form 10-K 2006

Rooms Served
One of the metrics we manage is controlled-growth, net of de-installations, of our hotel television network. Over the last five years, de-installation activity averaged approximately 3% of our total installed room base. In 2006, net new room growth was impacted by increased de-installation activity, including the de-installation of many Red Roof Inn properties, as a result of their transition to a different provider and the de-installation of other lower revenue properties at the end of their contract term. As lower revenue tape-based systems come up for contract renewal, the overall economics may not support upgrading the site to our digital system. In these situations, many properties decide to switch to their local cable provider or we may elect to remove a certain number of these sites from our interactive room base. We expect this trend to continue as we focus on the quality of rooms installed and upgraded with greater returns when investing our capital dollars. We installed our systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2006	2005	2004
Total rooms served (1) (3)	1,052,025	1,053,806	1,034,605
Total Guest Pay interactive rooms (2) (3)	1,004,937	1,001,929	974,798
Net new Guest Pay interactive rooms (4)	3,008	35,326	50,155

(1)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium television services.

(2)	Guest Pay interactive rooms are equipped with our interactive television systems.

(3)	As a result of Hurricane Katrina, room count as of December 31 was reduced by 4,053 rooms in 2006 and 8,195 rooms in 2005.

(4)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 65,993, 71,731 and 75,932 in 2006, 2005 and 2004, respectively.
Digital Room Growth
We continue to expand our digital base as we install our digital system in all newly contracted rooms as well as converting select tape-based served rooms to the digital system in exchange for long-term contract extensions. Rooms equipped with our digital system typically generate higher revenue since the range of services is greater than rooms equipped with our tape-based systems. We expect to have more than 80% of our room base installed with a digital system by the end of 2007.

	2006	2005	2004
Digital room installations	104,277	120,106	123,553
Total digital rooms installed	733,362	629,085	508,979
Digital rooms as a percent of total Guest Pay interactive rooms	73%	63%	52%

LodgeNet Entertainment Corporation	30	Form 10-K 2006

Capital Investment Per Room
The average investment per-room associated with a digital installation has generally declined over the past several years due to our ongoing engineering efforts, lower component costs, product segmentation, and reduced cost of assembly and installation. The cost of installation can fluctuate due to the mix of services installed, average property size, certain fixed costs, hotel capital contributions and the expanding number of high-definition installations, which have a higher cost per room. The following table sets forth our average installation and conversion investment cost per room during the years ended December 31:

	2006	2005	2004
Average cost per room — new installation	$354	$340	$364
Average cost per room — conversion	$252	$262	$284
The increase in the average cost per new room from 2005 to 2006 is primarily driven by the increase in high definition installations, which have a higher cost per room. The incremental cost for a high-definition installation ranges from approximately $50 to $100 per room depending upon the average room size, the mix of high-definition services and the amount of hotel capital contributions.
Revenue Per Room
Guest Pay revenue can fluctuate based on several factors including the popularity of movie content, mix of movies purchased and the availability and popularity of free alternative programming. The 2006 Guest Pay revenue per room increased due in part by our expanding digital room base and in part by price variations, which are dependent upon product mix and guest purchase patterns. The following table sets forth the components of our Guest Pay revenue per room for the years ended December 31:

	2006	2005	2004
Average monthly revenue per room:
Movie revenue	$17.27	$17.00	$17.39
Other interactive service revenue	5.75	5.53	5.47

Total per Guest Pay room	$23.02	$22.53	$22.86

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

	2006	2005	2004
Guest Pay direct costs per room	$10.51	$10.03	$10.22
Guest Pay direct costs as a percent of total revenue	45.6%	44.5%	44.7%

LodgeNet Entertainment Corporation	31	Form 10-K 2006

Operating Expense Per Room
We continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (SG&A) primarily includes administrative payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. The following table sets forth our operating expenses per room and SG&A as a percent of revenue during the years ended December 31:

	2006	2005	2004
Guest Pay operating expenses	$2.92	$2.96	$2.97
SG&A expense	2.41	2.14	2.09
Depreciation and amortization (D&A)	5.50	5.88	6.81
Other operating income, net (1)	(0.10)	(0.04)	—

	$10.73	$10.94	$11.87

Guest Pay operations as a percent of total revenue	12.2%	12.7%	12.6%
SG&A as a percent of total revenue	10.1%	9.2%	8.9%
D&A as a percent of total revenue	23.0%	25.3%	28.9%

(1)	Other operating income includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina and recoveries related to early contract terminations.
Net Income/(Loss)
We focused on attaining profitability by improving room and revenue growth coupled with reducing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. The following table sets forth our net income (loss) for the years ended December 31 (in thousands of dollars):

	2006	2005	2004
Net income (loss)	$1,841	$(6,959)	$(20,781)

LodgeNet Entertainment Corporation	32	Form 10-K 2006

Liquidity and Capital Resources
During 2006, cash provided by operating activities was $72.3 million while cash used for property and equipment additions, including growth-related investments, was $48.3 million. Total cash used for investing activities during 2006, including business acquisition investments of $2.8 million, was $50.6 million. Excluding the acquisition investments, net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, was $24.5 million. During 2005, cash provided by operating activities was $64.3 million while cash used for investing activities, including growth-related capital investments, was $51.5 million, resulting in a net change of $12.8 million. Cash as of December 31, 2006 was $22.8 million versus $20.7 million as of December 31, 2005.
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
Our principal sources of liquidity are our cash on hand, operating cash flow and the revolver portion of our Credit Facility, which matures in 2007. Over the past twelve months, we have generated $21.7 million of net free cash flow while having simultaneously installed or upgraded more than 118,000 digital rooms. Since existing operations more than fully funded our growth capital needs during the year, we reduced long-term debt by $21.8 million. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of December 31, 2006, working capital was $19.5 million, compared to $13.7 million at December 31, 2005.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of December 31, 2006, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of December 31, 2006 was $270.2 million versus $292.0 million as of December 31, 2005.
Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2006	2005	2004
Actual consolidated total leverage ratio (1) (4)	2.86	3.16	3.48
Maximum per covenant	3.50	4.00	4.50

Actual senior secured leverage ratio (2) (4)	0.74	1.00	1.25
Maximum per covenant	2.25	2.25	2.50

Actual consolidated interest coverage ratio (3) (4)	3.85	3.20	2.76
Minimum per covenant	2.75	2.50	2.25

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

LodgeNet Entertainment Corporation	33	Form 10-K 2006

(2)	Our maximum senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
Our debt covenant ratios under the existing Credit Facility will remain the same for periods subsequent to 2006.
We do not utilize special purpose entities or off balance sheet financial arrangements.
In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of December 31, 2006 was 7.60%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. The maturity dates of the term loan and the revolver loan under our Credit Facility are August 2008 and August 2007, respectively.
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
In December 2006, LodgeNet and the holders of the term loan executed an amendment to the Credit Facility to allow LodgeNet to make and own investments in Ascent Entertainment Group, Inc., the owner of 100% of the capital stock of On Command Corporation.
In 2007, we expect to enter into a new credit facility to provide the necessary funding to acquire the shares of Ascent Entertainment Group, Inc. and to repay the existing credit facility. We have a firm commitment with Bear, Stearns & Co. Inc. and Credit Suisse Securities (USA) LLC to underwrite this facility.
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

LodgeNet Entertainment Corporation	34	Form 10-K 2006

or stockholders. As of December 31, 2006, we were in compliance with all financial covenants, terms and conditions of the 9.50% Notes.
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest) declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011.
Obligations and Commitments as of December 31, 2006 (in thousands)

	Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$270,169	$2,536	$67,477	$156	$200,000
Interest on fixed rate debt	123,500	19,000	38,000	38,000	28,500
Interest on bank term loan (1)	8,579	5,206	3,373	—	—

Other long-term obligations
Acquired intangible asset (2)	2,500	2,500	—	—	—
Operating lease payments	1,622	608	851	163	—
Purchase obligations	3,462	3,462	—	—	—
Nintendo minimum royalty (3)	26,950	4,200	8,400	8,400	5,950
Programming related minimum royalties and commissions (4)	10,613	2,609	5,846	2,158	—

Total contractual obligations	$447,395	$40,121	$123,947	$48,877	$234,450

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$1,213	$1,213	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.7

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 10 to the Consolidated Financial Statements.
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

LodgeNet Entertainment Corporation	35	Form 10-K 2006

Results of Operations — Years Ended December 31, 2006 and 2005
Metrics are calculated based on reduced room counts due to the impact of Hurricane Katrina. As of December 31, 2006, 4,053 rooms remained out of service.
Revenue Analysis
Total revenue for 2006 was $288.2 million, an increase of $12.4 million, or 4.5%, compared to 2005. New revenue streams, including healthcare facilities and travel centers, produced revenue of $3.6 million, which was approximately 30% of our revenue growth during the year. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$277,433	96.3%	$267,754	97.1%
Other	10,780	3.7%	8,017	2.9%

	$288,213	100.0%	$275,771	100.0%

Guest Pay Interactive Services. Revenue from Guest Pay services was $277.4 million, an increase of $9.7 million or 3.6%, resulting in part from a 2.2% increase in revenue realized per average Guest Pay room and a 1.4% increase in the average number of rooms in operation. Guest Pay revenue per room increased to $23.02 per month in 2006 from $22.53 per month in 2005. The following table sets forth information with respect to revenue per Guest Pay room for the years ended December 31:

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.27	$17.00
Other interactive service revenue	5.75	5.53

Total per Guest Pay room	$23.02	$22.53

Movie revenue per room increased 1.6% to $17.27 during 2006 as compared to $17.00 in the prior year. The revenue growth was driven in part by our expanding digital room base and in part by price variations, which are dependent upon product mix and guest purchase patterns. Revenue per room from other interactive services increased to $5.75 per month in 2006 as compared to $5.53 during 2005. The increase was primarily due to revenue increases associated with basic cable services, TV on-demand, music products, and high-speed Internet access (HSIA) services, offset in part by a decrease in revenue from on demand games and TV Internet.
Other revenue includes revenue from sales of system equipment and service parts and labor, free-to-guest (FTG) services provided to hotels not receiving Guest Pay services, and other revenue. Other revenue increased $2.8 million, or 34.5%, in comparison to 2005, primarily driven by our new revenue streams related to the sale of systems and service to healthcare facilities and travel centers. The increase was offset in part by a decrease in high-speed Internet equipment sales and FTG only revenue. FTG services revenue is expected to decrease as we continue to eliminate our FTG only business and related room base.

LodgeNet Entertainment Corporation	36	Form 10-K 2006

Expense Analysis
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Guest Pay direct costs increased $7.5 million or 6.3% to $126.6 million in 2006 as compared to $119.2 million in the prior year. As a percentage of Guest Pay revenue, Guest Pay direct costs increased to 45.6% for 2006 as compared to 44.5% last year. The increase was due to an increase in royalties for content, which varies with changes in the mix of movies and other products; higher costs associated with basic cable services; and higher hotel commissions resulting from our “pay for performance” commission structure.
Other direct costs include costs related to system sales, FTG only programming fees, and international royalties. Other direct costs increased $1.3 million to $5.3 million in 2006 as compared to $4.0 million in the prior year. The change was driven by our new revenue streams related to the sale of systems and service to healthcare facilities and travel centers offset in part by the decrease in high-speed Internet equipment sales and FTG only revenue.
Total direct costs were $132.0 million, an increase of $8.7 million as compared to $123.2 million in 2005. As a percentage of revenue, total direct costs increased to 45.8% in 2006 as compared to 44.7% last year. Per average Guest Pay room, total monthly direct costs increased to $10.95, or 5.6%, in 2006 compared to $10.37 in the prior year.
In addition to the information provided above, the following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2006	2005	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	45.8%	44.7%	1.1%

Change drivers:
Internet related			-0.3%
Programming costs (product mix)			1.1%
Hotel incentive commissions			0.3%

			1.1%

Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (in thousands of dollars):

	2006		2005
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$35,223	12.2%	$35,117	12.7%
Selling, general and administrative	28,999	10.1%	25,379	9.2%
Depreciation and amortization	66,311	23.0%	69,862	25.3%
Other operating income, net	(1,205)	(0.4)%	(508)	-0.2%

Total operating expenses	$129,328	44.9%	$129,850	47.1%

Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Guest Pay operations expenses remained level at $35.2 million in 2006 compared to $35.1 million last year. As a percentage of revenue, Guest Pay operations expenses were 12.2% in 2006 as compared to 12.7% in 2005. Per average installed room, Guest Pay operations expense decreased to $2.92 per month in 2006 as compared to $2.96 per month in 2005.

LodgeNet Entertainment Corporation	37	Form 10-K 2006

Selling, general and administrative expenses (“SG&A”) were $29.0 million, an increase of $3.6 million compared to $25.4 million in 2005. The increase was primarily due to increases in compensation expense, including the expensing of share-based compensation required under the new Financial Accounting Standard 123(R), and an increase in professional and consulting fees. Share-based compensation expenses were $1.7 million in 2006, compared to $288,000 last year. Professional and consulting fees were $2.9 million during 2006, compared to $1.9 million last year. A large part of that increase was related to various strategic initiatives of the Company. SG&A as a percentage of revenue was 10.1% in 2006 compared to 9.2% in 2005. Per average Guest Pay room, SG&A expenses were $2.41 in 2006, compared to $2.14 in the prior year.
Depreciation and amortization expenses decreased 5.1% to $66.3 million in 2006 versus $69.9 million in 2005. The decrease was primarily attributable to a reduction in depreciation for Guest Pay systems as higher-cost assets became fully depreciated while the cost basis of more recently deployed Guest Pay systems is lower. Amortization expense also decreased due to intangible assets becoming fully amortized. The decrease was partially offset by a $667,000 increase in system removal costs due to increased de-installations. Depreciation and amortization expenses per average Guest Pay room decreased 6.5% to $5.50 in 2006 compared to $5.88 in the prior year. As a percentage of revenue, depreciation and amortization expenses decreased to 23.0% in 2006 from 25.3% in 2005.
Other operating income of $1.2 million includes $817,000 of proceeds received from the Company’s insurance carrier for business interruption insurance and property damage related to Hurricane Katrina. In addition, we realized $390,000 in recoveries related to early contract terminations. In 2005, other operating income of $508,000 included insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment.
In August 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained property damage to its systems installed at the hotels located within those states. The damage included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. As of December 31, 2006, 4,053 rooms remain out of service, and no amounts had been recognized for future recoveries.
Operating Income. As a result of the factors described above, operating income increased to $26.9 million in 2006 as compared to $22.7 million in the prior year.
Write-Off of Debt Issuance Costs. During 2006, we incurred charges of $227,000 as a result of the early retirement of $20.0 million of our Term B notes as compared to charges of $272,000 as a result of the early retirement of $19.0 million of our Term B notes under our bank Credit Facility in 2005.
Interest Expense. Interest expense was $25.7 million in the 2006 versus $29.4 million in 2005. The decrease was driven in part by a 9.1% reduction of our average outstanding long-term debt, which was $278.4 million during 2006 compared to $306.5 million in 2005, along with the expiration of our interest rate swaps in March 2006. The swaps were previously required under our bank Credit Facility. During 2006, we made payments of $21.5 million on our long-term debt, of which $20.0 million were discretionary pre-payments on our term loan. The average interest rate on our outstanding debt decreased to 9.2% in 2006 versus 9.6% for 2005.
Other Income (Expense). During 2006, we recorded a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We had fully reserved for the $1.0 million promissory note in the fourth quarter of 2004. In addition, we recorded $846,000 of interest income in 2006. During 2005, we recorded $864,000 of interest income, which was offset by a charge of $248,000 for a Canadian music rights settlement and a $236,000 provision for state use tax.
Taxes. During 2006, we incurred federal income and state franchise tax of $299,000 versus $450,000 during 2005.
Net Income (Loss). As a result of the factors described above, net income was $1.8 million for 2006, an improvement of $8.8 million as compared to a net loss of $(7.0) million in 2005.

LodgeNet Entertainment Corporation	38	Form 10-K 2006

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
Revenue Analysis
Total revenue for 2005 was $275.8 million, an increase of $9.3 million, or 3.5%, compared to 2004. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

	2005		2004
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$267,754	97.1%	$258,571	97.0%
Other	8,017	2.9%	7,870	3.0%

	$275,771	100.0%	$266,441	100.0%

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

	2006	2005
Average monthly revenue per room:
Movie revenue	$17.27	$17.00
Other interactive service revenue	5.75	5.53

Total per Guest Pay room	$23.02	$22.53

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

LodgeNet Entertainment Corporation	39	Form 10-K 2006

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
In addition to the information provided above, the following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2005	2004	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	44.7%	44.7%	0.0%

Change drivers:
Internet related			-0.9%
Programming costs (product mix)			0.5%
Hotel incentive commissions			0.4%

			0.0%

Operating Expenses. The following table sets forth information in regard to our operating expenses (in thousands) for the years ended December 31:

	2005		2004
		Percent		Percen
		of Total		of Total
	Amount	Revenues	Amoun	Revenues
Operating expenses:
Guest Pay operations	$35,117	12.7%	$33,637	12.6%
Selling, general and administrative	25,379	9.2%	23,596	8.9%
Depreciation and amortization	69,862	25.3%	77,045	28.9%
Other operating income, net	(508)	(0.2)%	—	—

Total operating expenses	$129,850	47.1%	$134,278	50.4%

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

LodgeNet Entertainment Corporation	40	Form 10-K 2006

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
Other Income (Expense). During 2005, we recorded $864,000 of interest income, which was offset by a charge of $248,000 for a Canadian music rights settlement and a $236,000 provision for state use tax. During 2004, we incurred a charge of $1.0 million as a result of reserving fully for the Gamet note. The $1.0 million charge was offset by other income and expense, primarily interest income.
Taxes. During 2005, we incurred state franchise tax of $450,000 versus $421,000 during 2004.

LodgeNet Entertainment Corporation	41	Form 10-K 2006

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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment

LodgeNet Entertainment Corporation	42	Form 10-K 2006

and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Typically, revenue from the sale and installation of our interactive system is recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon installation.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DirecTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DirecTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.

LodgeNet Entertainment Corporation	43	Form 10-K 2006

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
Long-Lived Assets. We review the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.
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
Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings, and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity averaged approximately 3% of our installed room base.

LodgeNet Entertainment Corporation	44	Form 10-K 2006

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
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.
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

LodgeNet Entertainment Corporation	45	Form 10-K 2006

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At December 31, 2006, we had debt totaling $270.2 million. We had fixed rate debt of $202.1 million and variable rate debt of $68.1 million at December 31, 2006. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $19.3 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $681,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. During 2006 our consolidated assets increased $92,000 due to foreign currency fluctuations.
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

LodgeNet Entertainment Corporation	46	Form 10-K 2006

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
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Scott C. Petersen
Scott C. Petersen
Chief Executive Officer

/s/ Gary H. Ritondaro
Gary H. Ritondaro
Chief Financial Officer

Item 9B — Other Information
None.

LodgeNet Entertainment Corporation	47	Form 10-K 2006

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
Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors – Corporate Governance and Committees of the Board of Directors —Committees” and “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year
We have adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial officer and accounting officer, controller or persons performing similar functions. The policies are found on our web site, which is http://www.lodgenet.com.
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

LodgeNet Entertainment Corporation	48	Form 10-K 2006

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Entertainment Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2006, included herein.
Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.5, 10.9, 10.14, 10.15, 10.17, 10.19, 10.32 and 10.34 constitute management contracts. Exhibits 10.1, 10.2, 10.3, 10.4, 10.8, 10.16, 10.18, 10.20, 10.21, 10.22, 10.30, 10.31, 10.33 and 10.35 constitute compensatory plans.
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
Exhibit No.
3.1	Certificate of Incorporation of LodgeNet (1)

3.2	Restated By-Laws of the Registrant (1A)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (7)

4.1	Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

4.2	Form of Notes (included in Exhibit 4.1)

4.3	First Supplemental Indenture dated June 18, 2003 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (13)

4.4	Amended and Restated Rights Plan dated February 28, 2007 between LodgeNet Entertainment Corporation and Computershare, a Delaware limited liability company as Rights Agent

4.5	Second Supplemental Indenture dated January 16, 2007 between LodgeNet Entertainment Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013

10.1	LodgeNet Entertainment Corporation Stock Option Plan (as amended and restated effective May 8, 2001) (6)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (2)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (2)

10.4	Form of Executive Severance Agreement between LodgeNet and each of Scott C. Petersen, David M. Bankers and Steven D. Truckenmiller; all dated of July 25, 1995 (3)

10.5	Form of Employment Agreement between LodgeNet and David M. Bankers (4)

10.6	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Entertainment Corporation dated October 9, 2000 † (5)

LodgeNet Entertainment Corporation	49	Form 10-K 2006

10.7	Warrant to Purchase Common Stock of LodgeNet Entertainment Corporation dated October 9, 2000 (5)

10.8	Executive Severance Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

10.9	Employment Agreement between LodgeNet and Gary H. Ritondaro dated March 1, 2001 (6)

10.10	Credit Agreement dated August 29, 2001 by and among LodgeNet Entertainment Corporation, Canadian Imperial Bank of Commerce, Bear Stearns Corporate Lending, Inc., U. S. Bank National Association, Fleet National Bank and the Lenders Named Therein (7)

10.11	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.12	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Entertainment Corporation (8)

10.13	First Amendment to Credit Agreement, dated August 19, 2002, by and between LodgeNet Entertainment Corporation and Canadian Imperial Bank, as Administrative Agent for the Lenders named therein (9)

10.14	Employment Agreement between LodgeNet and Scott C. Petersen dated September 23, 2002 (10)

10.15	Employment Agreement between LodgeNet and Stephen D. McCarty dated March 1, 2003 (11)

10.16	Executive Severance Agreement between LodgeNet and Stephen D. McCarty dated March 1, 2003 (11)

10.17	Employment Agreement between the LodgeNet and Steven Pofahl dated March 1, 2003 (11)

10.18	Executive Severance Agreement between LodgeNet and Steven Pofahl dated March 1, 2003 (11)

10.19	Employment Agreement between LodgeNet and Steven D. Truckenmiller dated March 1, 2003 (11)

10.20	LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (12)

10.21	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (13)

10.22	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (13)

10.23	Second Amendment to Credit Agreement dated June 2, 2003 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.24	Third Amendment to Credit Agreement dated January 13, 2004 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein (13)

10.25	Form of Restricted Stock Agreement for Time-based Vesting (14)

10.26	Form of Restricted Stock Agreement for Performance-Based Vesting (14)

10.27	Seventh Amendment to Credit Agreement dated October 18, 2006 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein

10.28	Eighth Amendment to Credit Agreement dated December 13, 2006 among LodgeNet Entertainment Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders named therein

LodgeNet Entertainment Corporation	50	Form 10-K 2006

10.29	Employment Agreement between LodgeNet Entertainment Corp and James G. Naro dated June 26, 2006 (15)

10.30	Executive Severance Agreement between LodgeNet Entertainment Corp and James G. Naro dated June 26, 2006 (15)

10.31	Employment Agreement between LodgeNet Entertainment Corp and Scott E. Young dated August 17, 2006 (16)

10.32	Executive Severance Agreement between LodgeNet Entertainment Corp and Scott E. Young dated August 17, 2006 (16)

10.33	Asset Purchase Agreement, dated November 14, 2006, between StayOnline, Inc. and LodgeNet StayOnline, Inc., as assignee of LodgeNet Entertainment Corporation

10.34	Stock Purchase Agreement, dated December 13, 2006, between LodgeNet Entertainment Corp and Liberty Satellite Technology, Inc.

10.35	Shareholders Agreement, dated December 13, 2006, between LodgeNet Entertainment Corp and Liberty Satellite Technology, Inc.

10.36	Stock Purchase Agreement, dated December 13, 2006, between LodgeNet Entertainment Corp and PAR Capital Partners, LLC.

12.1	Statement of Computation of Ratios

21.1	Subsidiaries of LodgeNet

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

LodgeNet Entertainment Corporation	51	Form 10-K 2006

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(1A)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)	Incorporated by Reference to Exhibits 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(3)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(4)	Incorporated by Reference to Exhibit 10.31 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(5)	Incorporated by Reference to Exhibits 10.32 and 10.33 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by Reference to Exhibits 10.1, 10.35 and 10.36 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(7)	Incorporated by Reference to Exhibits 10.37 and 10.38 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Incorporated by Reference to Exhibits 10.1 and 10.2 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 15, 2002.

(9)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 20, 2002.

(10)	Incorporated by Reference to Exhibit 10.24 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by Reference to Exhibits 10.27, 10.28, 10.29, 10.30 and 10.31 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)	Incorporated by Reference to LodgeNet’s 2003 Definitive Proxy Statement.

(13)	Incorporated by Reference to Exhibits 4.1, 4.3, 10.26. 10.27, 10.28 and 10.29 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by Reference to Exhibits 10.25 and 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(15)	Incorporated by Reference to Exhibit 10.1 and 10.2 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, June 29, 2006.

(16)	Incorporated by Reference to Exhibit 10.1 and 10.2 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission, August 23, 2006.

LodgeNet Entertainment Corporation	52	Form 10-K 2006

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 13, 2007.

LodgeNet Entertainment Corporation
By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 13, 2007.

Signature	Title	Date
/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2007

/s/ Gary H. Ritondaro Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 13, 2007

/s/ R. Douglas Bradbury	Director	March 13, 2007
R. Douglas Bradbury

/s/ Richard R. Hylland	Director	March 13, 2007
Richard R. Hylland

/s/ R. F. Leyendecker	Director	March 13, 2007
R. F. Leyendecker

/s/ Vikki I. Pachera	Director	March 13, 2007
Vikki I. Pachera

/s/ Scott H. Shlecter	Director	March 13, 2007
Scott H. Shlecter

LodgeNet Entertainment Corporation	53	Form 10-K 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Entertainment Corporation and Subsidiary

LodgeNet Entertainment Corporation	F — 1	Form 10-K 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
LodgeNet Entertainment Corporation:
We have completed integrated audits of LodgeNet Entertainment Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of LodgeNet Entertainment Corporation and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 12, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

LodgeNet Entertainment Corporation	F — 2	Form 10-K 2006

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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2007

LodgeNet Entertainment Corporation	F — 3	Form 10-K 2006

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,795	$20,742
Restricted cash	1,006	—
Accounts receivable, net	32,959	29,617
Other current assets	10,728	2,629

Total current assets	67,488	52,988

Property and equipment, net	185,770	199,882
Debt issuance costs, net	5,704	7,423
Intangible assets, net	690	2,007
Other assets	3,557	772

Total assets	$263,209	$263,072

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$19,165	$16,036
Current maturities of long-term debt	2,536	2,749
Accrued expenses	18,193	15,322
Deferred revenue	8,076	5,143

Total current liabilities	47,970	39,250

Long-term debt	267,633	289,251
Other long-term liabilities	5,728	4,804

Total liabilities	321,331	333,305

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 19,084,734 and 18,165,643 shares outstanding at December 31, 2006 and December 31, 2005, respectively	191	182
Additional paid-in capital	242,383	232,327
Accumulated deficit	(302,466)	(304,307)
Accumulated other comprehensive income	1,770	1,565

Total stockholders’ deficiency	(58,122)	(70,233)

Total liabilities and stockholders’ deficiency	$263,209	$263,072

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F — 4	Form 10-K 2006

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Guest Pay	$277,433	$267,754	$258,571
Other	10,780	8,017	7,870

Total revenues	288,213	275,771	266,441

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	126,635	119,180	115,577
Other	5,318	4,048	3,616
Operating expenses:
Guest Pay operations	35,223	35,117	33,637
Selling, general and administrative	28,999	25,379	23,596
Depreciation and amortization	66,311	69,862	77,045
Other operating income, net	(1,205)	(508)	—

Total costs and operating expenses	261,281	253,078	253,471

Income from operations	26,932	22,693	12,970

Other Income and Expenses:
Interest expense	(25,730)	(29,351)	(31,891)
Write-off of debt issuance costs	(227)	(272)	(810)
Other income (loss)	1,165	421	(629)

Income (loss) before income taxes	2,140	(6,509)	(20,360)
Provision for income taxes	(299)	(450)	(421)

Net income (loss)	$1,841	$(6,959)	$(20,781)

Net income (loss) per common share (basic)	$0.10	$(0.39)	$(1.36)

Net income (loss) per common share (diluted)	$0.10	$(0.39)	$(1.36)

Weighted average shares outstanding (basic)	18,332,824	17,923,297	15,275,867

Weighted average shares outstanding (diluted)	18,840,917	17,923,297	15,275,867

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F — 5	Form 10-K 2006

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Dollar amounts in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balance, December 31, 2003	12,722,267	$127	$155,163	$(276,567)	$(7,725)	$(129,002)
Common stock option exercises	410,341	4	4,447	—	—	4,451
Common stock issuance	4,342,500	43	66,677			66,720
Warrants issued (Note 13)	—	—	503	—	—	503
Warrants exercised	150,256	2	(2)	—	—	—
Share-based compensation	—	—	77	—	—	77
Restricted stock	—	—	121	—	—	121
Comprehensive loss:
Net loss	—	—	—	(20,781)	—
Foreign currency translation adjustment	—	—	—	—	810
Unrealized gain on derivative instruments	—	—	—	—	4,983
Comprehensive loss	—	—	—	—	—	(14,988)

Balance, December 31, 2004	17,625,364	$176	$226,986	$(297,348)	$(1,932)	$(72,118)

Common stock option exercises	288,482	3	3,490	—	—	3,493
Warrants issued (Note 13)	—	—	446	—	—	446
Warrants exercised	207,797	3	1,117	—	—	1,120
Share-based compensation	—	—	57	—	—	57
Restricted stock	44,000	—	231	—	—	231
Comprehensive loss:
Net loss	—	—	—	(6,959)	—
Foreign currency translation adjustment	—	—	—	—	241
Unrealized gain on derivative instruments	—	—	—	—	3,256
Comprehensive loss	—	—	—	—	—	(3,462)

Balance, December 31, 2005	18,165,643	$182	$232,327	$(304,307)	$1,565	$(70,233)

Common stock option exercises	587,721	6	8,382	—	—	8,388
Warrants exercised (Note 13)	196,570	2	(2)	—	—	—
Share-based compensation	—	—	700	—	—	700
Restricted stock	134,800	1	976	—	—	977
Comprehensive income:
Net income	—	—	—	1,841	—
Foreign currency translation adjustment	—	—	—	—	49
Unrealized gain on derivative instruments	—	—	—	—	156
Comprehensive income	—	—	—	—	—	2,046

Balance, December 31, 2006	19,084,734	$191	$242,383	$(302,466)	$1,770	$(58,122)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F — 6	Form 10-K 2006

LodgeNet Entertainment Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$1,841	$(6,959)	$(20,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,311	69,862	77,045
Loss (recovery) on long-term notes receivable	(238)	—	1,000
Write-off of debt issuance costs	227	272	810
Share-based compensation	1,677	288	198
Gain due to insurance proceeds	(817)	(788)	—
Non-cash other operating expense	—	280	—
Insurance proceeds related to business interruption	526	388	—
Change in operating assets and liabilities:
Accounts receivable	(3,332)	(1,542)	218
Other current assets	(2,070)	(855)	160
Accounts payable	3,126	(786)	1,766
Accrued expenses and deferred revenue	7,795	3,262	(120)
Other	(2,745)	863	318

Net cash provided by operating activities	72,301	64,285	60,614

Investing activities:
Property and equipment additions	(48,268)	(51,855)	(54,917)
Insurance proceeds related to property damage	291	400	—
Cash deposit related to acquisition	(1,006)	—	—
Deferred acquisition costs	(1,859)	—	—
Note receivable repayment	238	—	567

Net cash used for investing activities	(50,604)	(51,455)	(54,350)

Financing activities:
Repayment of long-term debt	(21,500)	(20,500)	(48,500)
Proceeds from lease transaction	—	1,022	—
Payment of capital lease obligations	(1,380)	(1,421)	(1,122)
Borrowings of revolving credit facility	—	—	13,000
Repayments of revolving credit facility	—	—	(20,000)
Debt issuance costs	—	—	(838)
Proceeds from sale of interest rate swap	—	—	3,052
Proceeds from issuance of common stock, net of offering costs	—	—	66,720
Exercise of stock options	4,179	4,613	4,451
Change in other long-term liability	(930)	(846)	(995)

Net cash (used for) provided by financing activities	(19,631)	(17,132)	15,768

Effect of exchange rates on cash	(13)	49	191

Increase (decrease) in cash and cash equivalents	2,053	(4,253)	22,223
Cash and cash equivalents at beginning of period	20,742	24,995	2,772

Cash and cash equivalents at end of period	$22,795	$20,742	$24,995

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Entertainment Corporation	F — 7	Form 10-K 2006

LodgeNet Entertainment Corporation and Subsidiary
Notes to Consolidated Financial Statements
Note 1 — The Company
LodgeNet Entertainment Corporation is one of the world’s largest providers of interactive television and broadband solutions to hotels throughout the United States and Canada, as well as select international markets. Our interactive television network is designed to make the hotel guest’s stay more enjoyable, productive and convenient, and to allow our hotel customers to provide greater guest services and promote hotel brand loyalty. As of December 31, 2006, we provided interactive television services to approximately 6,000 hotel properties serving over one million rooms. In addition, LodgeNet delivers on-demand patient education, information and entertainment to healthcare facilities in the United States.
Our operating performance and outlook are strongly influenced by such factors as hotel occupancy levels, economic conditions in the lodging industry, the number of hotel rooms equipped with our interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	High Speed Internet Access Service and Support. We provide, through our wholly-owned subsidiary LodgeNet StayOnline, ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services are known due to objective and reliable evidence from contracts and stand-alone sales.

LodgeNet Entertainment Corporation	F — 8	Form 10-K 2006

Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) long-term agreements with the facility to provide software maintenance, programming and system maintenance for one year. Typically, revenue from the sale and installation of our interactive system is recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon installation.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DirecTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DirecTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.

LodgeNet Entertainment Corporation	F — 9	Form 10-K 2006

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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
Allowance for System Removal — We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings, and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity averaged approximately 3% of our installed room base.
Allowance for Excess or Obsolete System Components — We regularly evaluate component inventory levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within our current installed base, we record a provision for excess and obsolete component inventory based on estimated forecasts of product demand and service requirements. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however any significant

LodgeNet Entertainment Corporation	F — 10	Form 10-K 2006

unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
Software Development — We have capitalized certain costs of developing software for our Guest Pay and Healthcare systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. We capitalized system development costs of $1,399,000, $1,496,000 and $1,176,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of such costs was $1,793,000, $2,235,000 and $2,420,000, during the years ended December 31, 2006, 2005 and 2004, respectively. We charged research and development activities of $635,000, $566,000 and $952,000 for each of the years presented to operating expense.
Concentration of Credit Risks and Customer Data — We derive virtually all of our revenue from entities in the lodging industry. During 2006, hotels owned, managed or franchised by Hilton Hotels Corporation (Hilton) represented approximately 20.8% of our consolidated revenue compared to 18.1% in 2005. The Hilton owned properties account for less than 5% of total properties operating under the Hilton brand within our room base. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. The loss of this hotel chain customer could have a material adverse effect on our results of operations, cash flows and financial condition. No other customer accounts for more than 10% of our total revenue.
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
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including: historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and LodgeNet. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the monies to us, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $175,000, $300,000 and $300,000 at December 31, 2006, 2005 and 2004, respectively
Derivative Financial Instruments — LodgeNet follows Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
In August 2003, we entered into a $50.0 million interest rate swap agreement, expiring in June 2013, to effectively change the underlying debt from a fixed interest rate to a variable interest rate. In March 2004, we terminated the swap arrangement and received proceeds of $3.1 million of which $2.6 million was recorded as a deferred gain. The deferred gain is classified within other long-term liabilities on our consolidated balance sheet and is being recognized ratably over the remaining term of the underlying debt instrument as an offset to interest expense. The unamortized balance of the deferred gain is $1.8 million at December 31, 2006.

LodgeNet Entertainment Corporation	F — 11	Form 10-K 2006

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
Comprehensive Income (Loss) — We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive income (loss) is disclosed in the consolidated statement of stockholders’ deficiency and comprehensive income (loss) and includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Accumulated balances for each component of other comprehensive income (loss) were as follows (in thousands of dollars):

	Unrealized Gain	Foreign	Accumulated
	(Loss) on	Currency	Other
	Derivative	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, December 31, 2003	$(8,395)	$670	$(7,725)
Change during period	4,983	810	5,793

Balance, December 31, 2004	(3,412)	1,480	(1,932)
Change during period	3,256	241	3,497

Balance, December 31, 2005	(156)	1,721	1,565
Change during period	156	49	205

Balance, December 31, 2006	$—	$1,770	$1,770

Earnings Per Share Computation — We calculate earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share” as amended by SFAS 123(R) “Share Based Payment”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants and are calculated using the ‘treasury stock method’ as defined by SFAS 128. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31. For the year ended December 31, 2006, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the years ended December 31, 2005 and 2004, potential dilutive common shares were not included in the computation of diluted earnings per share as we were in a loss position and their inclusion would have been anti-dilutive.

	2006	2005	2004
Average shares outstanding – basic	18,332,824	17,923,297	15,275,867
Dilutive effect of stock options, non- vested shares and warrants	508,093	—	—

Average shares outstanding – diluted	18,840,917	17,923,297	15,275,867

Antidilutive securities excluded from calculation	295,100	4,295,749	4,498,169

LodgeNet Entertainment Corporation	F — 12	Form 10-K 2006

The total number of potential dilutive common shares outstanding at December 31 is set forth below:

	2006	2005	2004
Potential dilutive common shares	2,056,754	3,611,774	2,745,251
Share-based Compensation — Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for Statement 123(R). We have applied the provisions of SAB 107 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized in 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”).
Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $25,884,000, $29,221,000 and $32,480,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Cash paid for taxes, primarily state franchise tax, was $281,000, $552,000 and $455,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Equipment acquired under capital lease arrangements totaled $1,048,000, $1,626,000 and $657,000 during the years ended December 31, 2006, 2005 and 2004, respectively. During 2005 and 2004, we issued 47,886 and 51,663 stock purchase warrants priced at $20.44 per share, valued at $446,000 and $503,000, respectively to Hilton Hotels Corporation (Hilton) to acquire rights to deliver interactive television services in Hilton hotels.
Effect of Recently Issued Accounting Standards — In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contract” (“SOP 05-1”). This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. We believe the adoption of SOP 05-1 will not have a material impact on our consolidated financial position or results of operations.
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

LodgeNet Entertainment Corporation	F — 13	Form 10-K 2006

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have an impact on our consolidated financial position or results of operations.
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.
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
Note 3 — Investments
Gamet and PointOne — In the first quarter of 2003, we entered into an agreement with Gamet Technology, Inc (“Gamet”), a company engaged in the casino system technology industry, to form a limited liability company, PointOne Technologies, LLC (“PointOne”). The business purpose of PointOne was to engage in the development of server-based gaming systems for the casino industry by utilizing some of our intellectual property. We entered into a technology licensing agreement with PointOne, for which we received a 37.5% equity interest in PointOne. Our contribution consisted of the licensing of certain technology rights to PointOne and, accordingly, we did not record an investment in PointOne as an asset. Gamet also contributed certain intellectual property related to server-based gaming to PointOne and entered into a technology licensing agreement with PointOne for other owned software, pursuant to which Gamet received a 62.5% equity interest in PointOne. In May 2003, PointOne’s operations were suspended. In connection with our effort to support the development of technology, we advanced $1.0 million to Gamet pursuant to a written promissory note during the first quarter of 2003. The Gamet note was personally guaranteed by Steve and Margaret Urie, the principal owners of Gamet, and was collateralized by the unconditional assignment of rights to receive quarterly deferred payments due to the principal owner in connection with the sale of a prior business. The Gamet note was due and payable in April 2003. In July 2003, we filed a lawsuit against Gamet and the Uries, demanding payment of the note. In August 2003, the defendants submitted an answer denying liability on the note and also asserted counterclaims against us alleging our failure to procure private financing for PointOne, which caused Gamet to suffer damages in an undetermined amount. In December 2003, the Uries and various companies owned or controlled by the Uries, including Gamet, filed for Chapter 11 reorganization. In January 2005, we became aware that the purchaser of the prior business owned by the Uries (Argosy) had ceased making deferred payments, claiming a right of set-off against the Uries. We challenged this action as a violation of the automatic stay in the bankruptcy case and also challenged the alleged set-off rights in an adversary proceeding in the bankruptcy court. In the fourth quarter of 2004, we fully reserved for the full amount of the note in light of the reduced probability of collection. In May 2005, the U.S. Bankruptcy Court converted the case from a Chapter 11 reorganization to a Chapter 7 liquidation. In June 2006, we entered into a settlement agreement pursuant to which we received $238,000 from Argosy in return for a dismissal of the adversary proceeding, which is shown as an investment gain in operating activities in the consolidated statement of cash flows. While we have retained our rights against the Uries and Gamet in the bankruptcy proceedings, we do not expect to recover the balance of the note.

LodgeNet Entertainment Corporation	F — 14	Form 10-K 2006

Note 4 — Fair Value of Financial Instruments
Estimated fair values and carrying amounts of financial instruments in the financial statements are as follows at December 31 (in thousands of dollars):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets (Liabilities):
Interest rate swaps	$—	$—	$(156)	$(156)
Other long-term liability	$(2,225)	$(2,225)	$(2,541)	$(2,541)
Long-term debt	$(270,169)	$(285,669)	$(292,000)	$(310,259)
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
Note 5 — Property and Equipment
Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2006	2005
Land, building and equipment	$85,642	$83,267
Free-to-guest equipment	35,065	33,989
Guest Pay systems:
Installed system costs	438,865	450,754
Customer acquisition costs	53,156	52,264
System components	26,464	25,336
Software costs	22,520	21,889

Total	661,712	667,499
Less — depreciation and amortization	(475,942)	(467,617)

Property and equipment, net	$185,770	$199,882

We recorded depreciation and amortization expense of $63,504,000, $65,620,000 and $71,669,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Note 6 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. We capitalized $838,000 of debt issuance costs during the year ended December 31, 2004. No costs were capitalized during the years ended December 31, 2006 and 2005. Unamortized debt issuance costs of $227,000, $272,000 and $810,000 were written off in 2006, 2005 and 2004, respectively (see Note 18). Amortization of the debt issuance costs was $1,494,000 in 2006, $1,636,000 in 2005, and $1,734,000 in 2004. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2006	2005
Debt issuance costs	$13,617	$13,842
Accumulated amortization	(7,913)	(6,419)

	$5,704	$7,423

LodgeNet Entertainment Corporation	F — 15	Form 10-K 2006

Note 7 — Intangible Assets
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
We have the following intangible assets at December 31 (in thousands of dollars):

	2006		2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$10,280	$10,280	$14,291	$14,150
Acquired intangibles	5,774	5,101	5,774	3,945
Other	449	432	497	460

	$16,503	$15,813	$20,562	$18,555

During 2006, we retired an asset no longer in service and reduced both the carrying amount and the related accumulated amortization by $4.0 million. We recorded amortization expense of $1,312,000, $2,606,000 and $3,642,000 during the years ended December 31, 2006, 2005 and 2004, respectively. We estimate amortization expense of $690,000 for the year ending December 31, 2007.
Note 8 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2006	2005
Accrued taxes	$4,088	$3,679
Accrued compensation	6,842	5,803
Accrued interest	946	1,100
Accrued programming related	1,748	1,637
Other	4,569	3,103

	$18,193	$15,322

LodgeNet Entertainment Corporation	F — 16	Form 10-K 2006

Note 9 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2006	2005
Bank Credit Facility:
Bank term loan	$68,125	$89,625
Revolving credit facility	-	-
9.50% senior notes	200,000	200,000
Capital leases	2,044	2,375

	270,169	292,000
Less current maturities	(2,536)	(2,749)

	$267,633	$289,251

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that may be increased to $100.0 million, subject to certain limitations. The term loan matures in August 2008 and quarterly repayments of $375,000 began in December 2001. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of December 31, 2006 was 7.60%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of December 31, 2006, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of December 31, 2006, we had $59.8 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2006, we had outstanding letters of credit totaling $1.2 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. Our consolidated total leverage ratio was 2.86 compared to the maximum allowable of 3.50, the consolidated senior secured leverage ratio was 0.74 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.85 compared to the minimum allowable of 2.75. As of December 31, 2006, we were in compliance with all financial covenants of our bank Credit Facility.
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
In December 2006, LodgeNet and the holders of the term loan executed an amendment to the Credit Facility to allow LodgeNet to make and own investments in Ascent Entertainment Group, Inc., the owner of 100% of the capital stock of On Command Corporation.
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

LodgeNet Entertainment Corporation	F — 17	Form 10-K 2006

covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of December 31, 2006, we were in compliance with all financial covenants of the 9.50% Notes.
The 9.50% Notes are redeemable at our option, in whole or in part, on or after June 15, 2008, initially at 104.75% of their principal amount (plus accrued and unpaid interest), declining ratably to 100% of their principal amount (plus accrued and unpaid interest) on or after June 15, 2011.
Capital Leases — As of December 31, 2006, we had total capital lease obligations of $2,283,000. Equipment acquired under capital lease arrangements totaled $1,048,000, $1,626,000 and $657,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,500	$66,625	$—	$—	$—	$200,000
Capital leases	1,162	596	355	167	3	—

	2,662	67,221	355	167	3	200,000

Less amount representing interest on capital leases	(126)	(66)	(33)	(14)	—	—

	$2,536	$67,155	$322	$153	$3	$200,000

We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 10 — Commitments and Contingencies
Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For our television on-demand programming, we obtain rights to release television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a third party vendor, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue, subject to a minimum guarantee. These agreements contain various restrictions, including default and termination procedures.
Minimum Guarantees — In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are typically two to five years in length. The unpaid balance of programming related minimum guarantees reflected as a liability in our consolidated balance sheet as of December 31, 2006 was approximately $2.0 million.
At December 31, 2006, our obligations for programming related guarantees, primarily Nintendo programming, aggregated to approximately $37.6 million. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services. The monthly royalty is subject to a minimum only when the percent of revenue generated does not meet the contractual threshold. Our estimate for future minimum royalty amounts payable are as follows: $6.8 million in 2007, $7.6 million in 2008, $6.7 million in 2009, $6.2 million in 2010, $4.3 million in 2011, and $6.0 million thereafter.

LodgeNet Entertainment Corporation	F — 18	Form 10-K 2006

Purchase Commitments — We have purchase commitments in the ordinary course of business, none of which is expected to result in losses.
Operating Leases — We have entered into certain operating leases, which at December 31, 2006, require future minimum lease payments, as follows: 2007 — $608,000; 2008 — $498,000; 2009 — $353,000; 2010 — $111,000; 2011 — $51,000. The leases, which relate to our 26 field service offices, expire at dates ranging from 2007 to 2011. Rental expense under all operating leases was $734,000, $758,000 and $714,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Stockholder Rights Plan — In February 1997, we adopted a stockholder rights plan, which was amended and restated effective in February 2007. The restated Stockholder Rights Plan will be submitted to a vote of the shareholders at the Company’s next annual meeting scheduled for May 2007. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for LodgeNet is received that is either inadequate or not in the best interest of all stockholders.
Under the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on March 10, 1997. Each right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of a new series of Series A Participating Preferred Stock, at a price of $60.00.
Initially, the rights are “attached” to the common stock and trade with the common stock. They separate from the common stock if a person or group acquires 20% or more of the outstanding shares of common stock or a public announcement of a tender offer or exchange offer is made which would result in someone becoming the owner of 20% or more of the outstanding common stock. Following a separation, the rights become exercisable, are separately tradable and we will mail separate rights certificates to stockholders.
The rights expire on the earliest of February 28, 2016, the date of the consummation of a merger with a person who acquired common stock with the approval of the Board of Directors or the redemption of the rights by us, either by the board of directors or upon the presentation of an offer meeting certain minimum criteria, by a vote of two-thirds of the shareholders.

LodgeNet Entertainment Corporation	F — 19	Form 10-K 2006

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

If we are acquired without the approval of the directors who are neither officers, nor related to the acquirer, the rights become exercisable for shares of common stock of the acquiring company with a market value of two times the exercise price. If there is merely an acquisition of at least 20% of our common stock without such approval, the rights become exercisable for common stock with a market value of two times the exercise price.

Prior to a 20% acquisition or the expiration of the rights, we may redeem the rights at a price of $.01 per right. The rights are also redeemable in connection with a merger or other similar transaction not involving a 20% acquirer or if the acquirer has acquired less than 20% and there are no other acquirers.

In addition, the Board of Directors may, after a 20% acquisition (but less than a 50% acquisition), exchange the rights for shares of common stock on a one for one basis or for cash or other assets or securities of ours.

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

The 2007 Amended Rights Plan provides for a “TIDE Committee,” selected by and composed solely of independent directors of the Board, to review the Amended Rights Plan every three years, and to provide recommendations to the Board concerning the Rights Plan, including any modifications to the Amended Rights Plan, up to and including termination thereof.

The 2007 Amended Rights Plan incorporates a provision which requires that any offer meeting specified criteria (a “Qualified Offer”) will be submitted to the Company’s stockholders for consideration in certain circumstances. Under the Amended Rights Plan a Qualified Offer must include the following criteria:
•	For all shares of the Company;

•	At the same price for all shares acquired and such price must be greater than the highest reported market price per share during the prior 2 years and represents a premium above the average closing prices for the previous five trading days;

•	Conditioned on tender of at least 90% of the shares; and

•	Paid with at least 80% cash consideration, and any share consideration must be limited to publicly traded securities listed on the NASDAQ or NYSE.
Restricted Stock — For the years ended December 31, 2006, 2005 and 2004, we awarded 28,250, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our amended 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
During 2006, we awarded 12,500 shares of time-based restricted stock (non-vested shares) to our non-employee directors pursuant to our amended 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant

LodgeNet Entertainment Corporation	F — 20	Form 10-K 2006

and 50% on the one-year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
Also in 2006, we awarded 101,550 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The vesting of the performance based restricted stock (non-vested shares) is contingent on the Company’s financial achievement of cumulative earnings for 2006, 2007, and 2008 of at least $1.10 per share. We currently expect to achieve the performance goal and are ratably amortizing the fair value over the period the performance metric is being measured. If the goal is not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed.
Note 12 — Stock Option Plans
The LodgeNet Entertainment Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, non-vested shares (restricted stock), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of December 31, 2006, there were 1,500,000 shares authorized under this plan and 696,638 shares available for grant. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
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
On November 16, 2005, the Board of Directors of LodgeNet Entertainment Corporation approved the acceleration of vesting of unvested stock options granted to its employees and executive officers that had an exercise price greater than $17.00 per share. The action was taken in the belief that it was in the best interest of our shareholders to minimize the future non-cash compensation expense associated with stock options upon adoption of Statement 123(R) on January 1, 2006. As a result of the acceleration, options to acquire 373,174 shares of common stock became immediately exercisable on that date.

LodgeNet Entertainment Corporation	F — 21	Form 10-K 2006

The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Compensation Cost:
Stock options	$700	$57	$77
Non-vested (restricted) shares	977	231	121

Total share-based compensation expense	$1,677	$288	$198

Compensation expense per common share:	$0.09	$0.02	$0.01

Cash received from stock option exercises for the years ended December 31, 2006, 2005, and 2004 was $4,179,000, $4,613,000, and $4,451,000 respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the year ended December 31, 2006 included non-cash compensation expense related to stock options of $700,000 and non-cash compensation expense in the amount of $977,000 related to non-vested shares (restricted stock).
Pro Forma Information under Statement 123
The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options’ vesting periods (dollar amounts in thousands, except per share data).

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$(6,959)	$(20,781)
Add: stock based employee compensation expense included in reported net income (loss)	288	198
Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(5,708)	(3,772)

Net income (loss), pro forma	$(12,379)	$(24,355)

Net income (loss) per common share (basic and diluted)
As reported	$(0.39)	$(1.36)
Pro forma	$(0.69)	$(1.59)
Stock Option Valuation and Expense Information under Statement 123(R)
For the year ended December 31, 2006, we did not grant stock options to employees and granted 25,000 stock options to non-employee directors of the Company. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free

LodgeNet Entertainment Corporation	F — 22	Form 10-K 2006

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
The volatility assumption is measured as the fluctuation or movement of the Company’s stock price over a time period corresponding to the expected life of the option. We calculate volatility as the annualized standard deviation of the natural logarithms of relative stock prices over the option’s expected term and is based on monthly historical stock prices through the month preceding the grant date.
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
Share-based compensation expense recognized in our results for the years ended December 31, 2006, 2005, and 2004 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31, are set forth in the table below.

	Years Ended December 31,
	2006	2005	2004
Weighted average fair value of options granted	$12.23	$8.90	$9.70
Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.36%	3.5%	3.0%
Weighted average expected volatility	53.5%	55.6%	57.4%
Weighted average expected life – employee	N/A	5.0 years	5.0 years
Weighted average expected life – non-employee director	8.47 years	5.0 years	5.0 years

LodgeNet Entertainment Corporation	F — 23	Form 10-K 2006

The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, December 31, 2003	2,652,661	$14.73
Granted	306,455	18.76
Exercised	(410,341)	10.98
Forfeited/canceled	(4,275)	19.65

Outstanding, December 31, 2004	2,544,500	15.81
Granted	297,920	17.38
Exercised	(288,482)	12.28
Forfeited/canceled	(61,863)	18.62

Outstanding, December 31, 2005	2,492,075	16.33
Granted	25,000	19.09
Exercised	(587,721)	14.28
Forfeited/canceled	(56,400)	21.79

Outstanding, December 31, 2006	1,872,954	$16.85	5.1	$15,320,666

Outstanding, December 31, 2006, (net of expected forfeiture)	1,872,169	$16.85	5.2	$15,312,496

Options exercisable, December 31, 2006	1,837,414	$16.85	5.0	$15,023,353

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised the years ended December 31, 2006, 2005, and 2004 was approximately $4,302,000, $1,595,000, and $3,417,000, respectively.
The fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was approximately $650,000, $5,564,000, and $4,286,000, respectively.
For the year ended December 31, 2006, 54,250 vested options to purchase shares with a weighted average exercise price of $22.23 expired. The remaining outstanding share options expire in 2007 though 2016.
Non-Vested Shares (Restricted Stock)
For the years ended December 31, 2006, 2005 and 2004, we awarded 28,250, 21,500 and 22,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
During 2006, we awarded 12,500 shares of time-based restricted stock (non-vested shares) to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
Also in 2006, we awarded 101,550 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The vesting of the performance based restricted stock (non-vested shares) is contingent on the Company’s financial

LodgeNet Entertainment Corporation	F — 24	Form 10-K 2006

achievement of cumulative earnings for 2006, 2007, and 2008 of at least $1.10 per share. The Compensation Committee of the Board of Directors has the right to amend the performance contingency. We currently expect to achieve the performance goal and are ratably amortizing the fair value over the period the performance metric is being measured. If the goal is not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed.
We recorded the following amounts in our consolidated statement of operations related to non-vested shares (restricted stock) for the years ended December 31 (dollar amounts in thousands):

	Years Ended December 31,
	2006	2005	2004
Compensation cost – non-vested shares:
Time-based vesting	$530	$231	$121
Performance-based vesting	447	—	—

Total share-based compensation expense – non-vested shares	$977	$231	$121

A summary of the status of non-vested shares and changes as of December 31, 2006 is set forth below:

	Year Ended
	December 31, 2006
	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Non-vested	Grant-date	Non-vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	44,000	$18.01	—	$—
Granted	40,750	16.02	101,550	14.47
Vested	(6,250)	18.65	—	—
Forfeited/canceled	—	—	—	—

Outstanding, end of period	78,500	$16.93	101,550	$14.47

Unrecognized Compensation Expense
As of December 31, 2006 unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2006	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$174	16.4
Non-vested shares — time based vesting	564	24.0
Non-vested shares — performance based vesting	1,022	24.0

Total unrecognized compensation cost	$1,760

LodgeNet Entertainment Corporation	F — 25	Form 10-K 2006

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
In October 2000, we entered into an agreement with Hilton Hotels Corporation to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares related to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares related to hotels franchised through Hilton and vested on a per room basis as we obtained contracts for delivery of services to these hotels. The vesting period for these warrant shares ended October 9, 2005. We followed the guidance provided in EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares were measured and similarly accounted for upon delivery of the related room contracts. During 2005 and 2004, 47,886 and 51,663 of these warrant shares were issued with a fair value of $446,000 and $503,000, respectively, and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life. As of December 31, 2005, there were 1,761,555 warrant shares outstanding under this agreement with Hilton.
In December 2006, we issued 196,570 shares of our common stock pursuant to the exercise by Hilton, on a cashless basis, permissible by the agreement, of its warrant to purchase 1,761,555 shares of common stock. This represented all of the shares of our common stock that Hilton was entitled to purchase pursuant to the warrant.
As of December 31, 2006, we do not have any warrants outstanding.
Note 14 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. Our contribution expense was $869,000, $816,000 and $813,000, in 2006, 2005 and 2004, respectively.
Note 15 — Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2006	2005	2004
Domestic	$1,159	$(6,288)	$(19,793)
Foreign	981	(221)	(567)

Total	$2,140	$(6,509)	$(20,360)

The income tax expense (benefit) for financial reporting purposes varied from the federal statutory rate as follows for the years ended December 31 (in thousands of dollars):

LodgeNet Entertainment Corporation	F — 26	Form 10-K 2006

	2006	2005	2004
Federal income tax benefit at statutory rate (35%)	$749	$(2,341)	$(7,126)
State income taxes, net of federal benefit	441	(241)	(439)
Other non-deductible items	134	152	306
Net change to valuation allowance	(1,025)	2,880	7,680

	$299	$450	$421

The provision for income taxes of $299,000 in 2006 consists of current federal income and state franchise taxes. The provisions for income taxes of $450,000 in 2005 and $421,000 in 2004 consist of current state franchise taxes. Such amounts differ from that which would be obtained by applying the statutory federal income tax rate to income or loss before income taxes due primarily to changes in the valuation allowance reflecting changes in net deferred tax assets.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows at December 31 (in thousands of dollars):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$64,096	$67,458
Capital loss carryforwards	1,431	1,431
Reserves and accruals	1,588	1,084
Deferred credits, net	3,371	2,571
Book over tax depreciation/amortization	21,692	20,658

Total deferred tax assets	92,178	93,202
Total deferred tax liabilities	—	—

Net deferred assets	92,178	93,202
Tax valuation allowance	(92,178)	(93,202)

Net deferred tax assets	$—	$—

We evaluated the realization of deferred tax assets and reduced the carrying amount of these deferred tax assets by a valuation allowance. We considered various factors when assessing the future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment, and it is very difficult to predict when and by how much our current deferred tax assets are realizable.
The following table shows the current and noncurrent deferred tax assets, had an entry been recorded on our Consolidated Balance Sheet at December 31 (in thousands of dollars):

	2006	2005
Deferred tax assets:
Current deferred tax assets	$4,243	$2,939
Noncurrent deferred tax assets	87,935	90,263

Total deferred tax assets	$92,178	$93,202

In 2006 we utilized approximately $10.0 million in net operating loss carryforwards for federal tax purposes. We currently have a remaining net operating loss carryforward of approximately $188.0 million and a capital loss carryforward of $4.2 million. Such carryforwards expire in 2008 through 2021, and federal tax regulations limit the availability and timing of usage of carryforwards, which could result in expiration of loss carryforwards before they can be utilized. Tax loss carryforwards expiring in the next five years are as follows: (in thousands of dollars): 2007 — $0, 2008 — $2,074; 2009 — $8,434; 2010 — $13,188; and 2011—$17,631.

LodgeNet Entertainment Corporation	F — 27	Form 10-K 2006

Note 16 — Other Receivable
As of December 31, 2006, $4.2 million of proceeds from the exercise of employee stock options had not been received due to the timing of the transactions. The related receivable is included in other current assets on our consolidated balance sheet.
Note 17 — Segment Information
We operate in one reportable segment, the distribution of entertainment and information services to the lodging industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2006	2005	2004
United States	$275,190	$263,927	$255,047
Canada	12,310	11,083	10,651
Other	713	761	743

Total	$288,213	$275,771	$266,441

Property and equipment by country based on the location of the assets were as follows at December 31 (in thousands of dollars):

	2006	2005
United States	$177,979	$191,750
Canada	7,791	8,132

Total	$185,770	$199,882

Note 18 — Write-Off of Debt Issuance Costs
In 2004, we incurred a charge of $810,000 as a result of the early retirement of $35.0 million of our Term B notes under our bank Credit Facility. In 2006 and 2005 we made discretionary pre-payments on our term loan of $20.0 million and $19.0 million, respectively. As a result of these pre-payments, we incurred charges of $227,000 and $272,000 in 2006 and 2005, respectively.
Note 19 — Impact of Hurricane Katrina
In August 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained property damage to its systems installed at the hotels located within those states. The damage included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. In December 2005, we received insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. During 2006, we received payments from our insurance carrier totaling $817,000 of which $291,000 was related to property damage and $526,000 was related to business interruption indemnification. The insurance proceeds were recorded within other operating income. As of December 31, 2006, approximately 4,000 rooms remain out of service, and no amounts had been recognized for future recoveries.

LodgeNet Entertainment Corporation	F — 28	Form 10-K 2006

Note 20 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenues	$65,989	$68,115	$74,145	$67,522
Net income (loss)	(3,604)	(1,655)	585	(2,285)
Per common share (basic and diluted)	$(0.20)	$(0.09)	$0.03	$(0.13)

2006
Revenues	$70,193	$71,871	$76,510	$69,639
Net income (loss)	(654)	433	2,184	(122)
Per common share (basic and diluted)	$(0.04)	$0.02	$0.12	$(0.01)
Note 21 — Subsequent Events
On November 15, 2006, we entered into a definitive agreement to acquire the substantially all of StayOnline, Inc. for $15.0 million in cash. StayOnline, Inc., based in Atlanta, Georgia, is a leading provider of high-speed Internet access solutions focused on the lodging industry. On February 1, 2007, LodgeNet Entertainment Corporation, through its wholly-owned subsidiary, LodgeNet StayOnline, Inc., completed the acquisition of the operating assets, including technology and intellectual property, of StayOnline, Inc. The $15.0 million purchase will be subject to certain post-closing adjustments.
On December 13, 2006, we entered into a definitive agreement with Liberty Satellite Technology, Inc., a wholly owned subsidiary of Liberty Media Corporation to purchase 100% of the outstanding stock of Ascent Entertainment Group, Inc. and its subsidiaries (“Ascent”). On Command Corporation, a competitor of the Company, is a wholly- owned subsidiary of Ascent. Ascent also owns 80% of The Hotel Network, Inc., a provider of advertising supported television services to hotels. On Command currently serves approximately 830,000 hotel rooms in the United States and Canada. The purchase price of Ascent and its subsidiaries is approximately $380.0 million, of which $332.0 million will be paid in cash and the balance of which will be paid in the common stock of the Company. Following the completion of the proposed transaction, Liberty Satellite will own approximately 2,050,000 shares of the Company’s common stock, representing approximately 9.95% of the total shares outstanding. The transaction is awaiting antitrust clearance by the U.S. government, and is subject to the satisfaction or waiver of certain other standard conditions. In a related transaction, PAR Capital Advisors has agreed to acquire, from the Company, an additional 1,000,000 shares of the Company’s common stock, the proceeds of which will be used to pay a portion of the cash consideration for the Ascent transaction. Both the Liberty Satellite stock and the Par Capital Advisors stock will be sold at $23.65 per share, the average closing price of the common stock of the Company on the NASDAQ stock market for a period of ten trading days prior to the execution of these agreements.
During 2006, we recorded $2.8 million of deferred acquisition costs related to these agreements, $1.8 million of which was paid prior to December 31, 2006.

LodgeNet Entertainment Corporation	F — 29	Form 10-K 2006

LodgeNet Entertainment Corporation and
Subsidiary Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions
	Balance	Charged to		Balance
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2004:
Allowance for Excess or Obsolete	$1,698	$1,515	$1,913	$1,300
System Components
Allowance for Doubtful Accounts	300	290	290	300
Allowance for System Removal	353	781	834	300

Year Ended December 31, 2005:
Allowance for Excess or Obsolete
System Components	$1,300	$725	$1,325	$700
Allowance for Doubtful Accounts	300	135	135	300
Allowance for System Removal	300	1,534	994	840

Year Ended December 31, 2006:
Allowance for Excess or Obsolete
System Components	$700	$946	$1,186	$460
Allowance for Doubtful Accounts	300	(154)	(29)	175
Allowance for System Removal	840	2,155	2,175	820

LodgeNet Entertainment Corporation	F — 30	Form 10-K 2006