Form 10-Q
period 2007-03-31
LODGENET ENTERTAINMENT CORP
filed 2007-05-08
CIK 911002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
At May 3, 2007, there were 22,724,919 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

March 31, 2007	Page 2

LodgeNet Entertainment Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,320	$22,795
Restricted cash	—	1,006
Accounts receivable, net	37,655	32,959
Other current assets	9,689	10,728

Total current assets	63,664	67,488

Property and equipment, net	187,003	185,770
Debt issuance costs, net	5,338	5,704
Intangible assets, net	5,174	690
Goodwill	9,707	—
Other assets	3,578	3,557

Total assets	$274,464	$263,209

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$22,070	$19,165
Current maturities of long-term debt	2,115	2,536
Accrued expenses	20,820	18,193
Deferred revenue	10,500	8,076

Total current liabilities	55,505	47,970

Long-term debt	267,200	267,633
Other long-term liabilities	5,749	5,728

Total liabilities	328,454	321,331

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 19,323,469 and 19,084,734 shares outstanding at March 31, 2007 and December 31, 2006, respectively	193	191
Additional paid-in capital	246,528	242,383
Accumulated deficit	(302,494)	(302,466)
Accumulated other comprehensive income	1,783	1,770

Total stockholders’ deficiency	(53,990)	(58,122)

Total liabilities and stockholders’ deficiency	$274,464	$263,209

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2007	Page 3

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Guest Pay	$70,270	$68,208
Other	5,015	1,985

Total revenues	75,285	70,193

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	33,150	30,686
Other	3,363	909
Operating expenses:
Guest Pay operations	8,534	8,786
Selling, general and administrative	7,791	6,892
Depreciation and amortization	16,089	16,915
Restructuring expense	241	—

Total costs and operating expenses	69,168	64,188

Income from operations	6,117	6,005

Other Income and Expenses:
Interest expense	(6,204)	(6,533)
Write-off of debt issuance costs	—	(129
Other income	160	126

Income (loss) before income taxes	73	(531)
Provision for income taxes	(101)	(123)

Net loss	$(28)	$(654)

Net loss per common share (basic and diluted)	$(0.00)	$(0.04)

Weighted average shares outstanding (basic and diluted)	19,040,156	18,125,623

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2007	Page 4

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(28)	$(654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,089	16,915
Write-off of debt issuance costs	—	129
Share-based compensation	265	669
Change in operating assets and liabilities:
Accounts receivable	(2,613)	(2,041)
Other current assets	(1,260)	141
Accounts payable	1,777	3,164
Accrued expenses and deferred revenue	3,823	3,612
Other	(26)	31

Net cash provided by operating activities	18,027	21,966

Investing activities:
Property and equipment additions	(15,897)	(12,518)
Deferred acquisition costs	(447)	—
Acquisition of StayOnline	(14,422)	—

Net cash used for investing activities	(30,766)	(12,518)

Financing activities:
Repayment of long-term debt	(375)	(10,375)
Payment of capital lease obligations	(636)	(354)
Exercise of stock options	7,272	145

Net cash provided by (used for) financing activities	6,261	(10,584)

Effect of exchange rates on cash	3	(7)

Decrease in cash and cash equivalents	(6,475)	(1,143)
Cash and cash equivalents at beginning of period	22,795	20,742

Cash and cash equivalents at end of period	$16,320	$19,599

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2007	Page 5

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2006, as filed with the Commission. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. We adopted Statement 123(R), effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 107 (“SAB 107”) in our adoption of Statement 123(R). Share-based compensation expense recognized in the three months ended March 31, 2007 and 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the period ended March 31 (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Compensation Cost:
Stock options	$47	$493
Non-vested (restricted) shares	218	176

Total share-based compensation expense	$265	$669

Compensation expense per common share:	$0.01	$0.04

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $7,272,000 and $145,000, respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of

March 31, 2007	Page 6

LodgeNet Entertainment Corporation	Form 10-Q
employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended March 31, 2007 and 2006, included non-cash compensation expense related to stock options of $47,000 and $493,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $218,000 and $176,000, respectively. In the first quarter of 2007, we did not issue any share-based awards.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Land, building and equipment	$87,164	$85,642
Free-to-guest equipment	35,436	35,065
Guest Pay systems:
Installed system costs	437,698	438,865
Customer acquisition costs	53,357	53,156
System components	27,254	26,464
Software costs	22,909	22,520

Total	663,818	661,712
Less — depreciation and amortization	(476,815)	(475,942)

Property and equipment, net	$187,003	$185,770

Note 4 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In the first quarter of 2007, we recorded $9.7 million of goodwill in connection with the acquisition of StayOnline, Inc. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually.
In the first quarter of 2007, we recorded $4.9 million of other intangibles in connection with the acquisition of StayOnline, Inc. (Note 11). Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million was assigned to customer relationships with an estimated economic life of 10 years. Estimated amortization expense resulting from this acquisition for the nine months remaining in 2007 and the five years following the acquisition are as follows: 2007 — $597,000; 2008 — $765,000; 2009 — $726,000; 2010 — $634,000; 2011 — $499,000 and 2012 — $343,000.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 142. These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to ten years.
We have the following intangible assets (in thousands of dollars):

	March 31, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired technology	$11,780	$10,343	$10,280	$10,280
Acquired intangibles	9,174	5,458	5,774	5,101
Other	459	438	449	432

	$21,413	$16,239	$16,503	$15,813

March 31, 2007	Page 7

LodgeNet Entertainment Corporation	Form 10-Q
We recorded amortization expense of $421,000 and $435,000, respectively, for the three months ended March 31, 2007 and 2006. We estimate total amortization expense for the nine months remaining in 2007 and the years ending December 31, as follows: 2007 — $982,000; 2008 — $780,000; 2009 — $726,000; 2010 — $634,000; 2011 — $499,000; 2012 — $343,000. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
Note 5 — Earnings Per Share Computation
We follow SFAS No. 128, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares that have an anti-dilutive effect are excluded from diluted earnings per share.
The loss per common share for the three months ended March 31, 2007 and 2006 is based on 19,040,156 and 18,125,623 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of March 31, 2007 and 2006, the number of potential dilutive common shares was approximately 1,792,000 and 4,360,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Accrued taxes	$4,026	$4,088
Accrued compensation	3,759	6,842
Accrued interest	5,783	946
Accrued programming related	2,745	1,748
Other	4,507	4,569

	$20,820	$18,193

Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Bank Credit Facility:
Bank term loan	$67,750	$68,125
Revolving credit facility	—	—
9.50% senior notes	200,000	200,000
Capital leases	1,565	2,044

	269,315	270,169
Less current maturities	(2,115)	(2,536)

	$267,200	$267,633

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

March 31, 2007	Page 8

LodgeNet Entertainment Corporation	Form 10-Q
(2) LIBOR plus a margin originally established at 4.00%. In January 2004, LodgeNet and the holders of the term loan amended the LIBOR pricing to be LIBOR plus a margin of 3.50%. In April 2004, LodgeNet and the holders of the term loan executed another amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.75%. In July 2005, LodgeNet and the holders of the term loan again executed an amendment to establish the LIBOR pricing at LIBOR plus a margin of 2.25%. The term loan interest rate as of March 31, 2007 was 7.60%. The revolving credit facility matures in August 2007 and loans bear interest at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. As of March 31, 2007, there were no amounts outstanding under the revolving credit facility. Loans under the Credit Facility are collateralized by a first priority interest in all of our assets. As of March 31, 2007, we had $59.8 million of borrowing available under the revolver portion of the bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2007, we had outstanding letters of credit totaling $1.2 million.
The facility includes terms and conditions which require compliance with a material adverse effect covenant as well as the maintenance of certain financial ratios and places limitations on capital expenditures, additional indebtedness, liens, investments, guarantees, asset sales and certain payments or distributions in respect of the common stock. Our consolidated total leverage ratio was 2.87 compared to the maximum allowable of 3.50, the consolidated senior secured leverage ratio was 0.74 compared to the maximum allowable of 2.25 and the consolidated interest coverage ratio was 3.87 compared to the minimum allowable of 2.75. As of March 31, 2007, we were in compliance with all financial covenants of our bank Credit Facility.
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
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes a maximum consolidated leverage ratio of 5.00 times and a minimum consolidated interest coverage ratio of 2.25 times. The Credit Facility agreement also stipulates that the company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 70% of the outstanding term loan at an average interest rate of 5.05%. Proceeds from the Credit Facility were used to repay the outstanding balance under the old Credit Facility, fund the acquisition of Ascent Entertainment, and to fund the tender offer for the 9.50% Senior Notes.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “9.50% Notes”), due June 15, 2013. The 9.50% Notes are unsecured, are subordinated in right of payment to all existing and future senior debt of LodgeNet and rank pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2007, we were in compliance with all financial covenants of the 9.50% Notes.
On March 26, 2007, the company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal

March 31, 2007	Page 9

LodgeNet Entertainment Corporation	Form 10-Q
to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes were tendered out of the total 200,000 Notes outstanding. In total, the company paid $18.0 million, plus accrued interest to tender for the 9.5% Notes.
Capital Leases — As of March 31, 2007, we have total capital lease obligations of $1,782,000. Equipment acquired under capital lease arrangements during the three months ended March 31, 2007 totaled $157,000.
As of March 31, 2007, long-term debt has the following scheduled maturities for the nine months remaining in 2007 and the full years ending December 31, 2008 and after (in thousands of dollars):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$1,125	$66,625	$—	$—	$—	$200,000
Capital leases	558	609	399	207	9	—

	1,683	67,234	399	207	9	200,000

Less amount representing interest on capital leases	(85)	(75)	(39)	(17)	(1)	—

	$1,598	$67,159	$360	$190	$8	$200,000

1) The current long-term debt will be superseded by the new $675.0 million Credit Facility with the following payment schedule (in thousands): 2007 — $3,125; 2008 — $6,250; 2009 — $6,250; 2010 — 6,250; 2011 — 6,250; thereafter $596,875.
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

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$(28)	$(654)
Foreign currency translation adjustment	13	13
Unrealized gain on derivative instruments	—	156

Comprehensive income (loss)	$(15)	$(485)

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustment	$1,783	$1,770
Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $1,367,000 and $1,670,000, respectively, for the three months ended March 31, 2007 and 2006. Cash paid for taxes was $135,000 and $92,000 for the three months ended March 31, 2007 and 2006, respectively.

March 31, 2007	Page 10

LodgeNet Entertainment Corporation	Form 10-Q
Note 10 — Effect of Recently Issued Accounting Standards
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contract” (“SOP 05-1”). This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. The adoption of SOP 05-1 did not have a material impact on our consolidated financial position or results of operations.
In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-03 did not have an impact on our consolidated financial position or results of operations.
In July 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated results of operations.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.
Note 11 — Business Combination
In February 2007, LodgeNet Entertainment Corporation, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”), a leading provider of high-speed Internet access solutions focused on the lodging industry. The purchase price of the

March 31, 2007	Page 11

LodgeNet Entertainment Corporation	Form 10-Q
acquisition was $15.6 million in cash.
In accordance with SFAS 141, “Business Combinations”, the purchase consideration of $15.6 million was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. LodgeNet did not assume any of the debt of StayOnline except for certain trade payables associated with normal business operations. The fair values were determined using an independent appraisal firm. Such allocation resulted in goodwill of approximately $9.7 million. Subject to final working capital adjustments, the preliminary purchase consideration was allocated as follows (in thousands of dollars):

Receivables	$2,082
Other current assets	794
Property and equipment	474
Intangible assets	4,900
Goodwill	9,707
Other assets	17
Accounts payable	(1,127)
Deferred revenue	(1,251)

Total purchase consideration	$15,596

Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million assigned to customer relationships with an estimated economic life of 10 years. StayOnline’s acquired customer list included a room base of more than 135,000 high-speed Internet rooms.
The following table presents our unaudited pro forma condensed statements of operations for the first quarter of 2007 and 2006 as if the acquisition of StayOnline was completed as of January 1, 2007 and 2006, respectively (dollar amounts in thousands, except per share data):

	Pro Forma
	Three Months Ended
	March 31,
	2007	2006
Total revenue	$76,812	$72,314
Net loss	$(956)	$(2,297)
Net loss per share	$(0.05)	$(0.13)
The unaudited pro forma results are presented for comparative purposes only and are not indicative of operating results that would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results.
Note 12 — Subsequent Event
On April 4, 2007, pursuant to the Stock Purchase Agreement, dated December 13, 2006, among LodgeNet, Liberty Satellite & Technology, Inc. (“Liberty Satellite”) and Liberty Satellite’s parent company, Liberty Media Corporation, LodgeNet acquired 100% of the capital stock of Ascent Entertainment Group, Inc. (“Ascent”), which was a wholly owned subsidiary of Liberty Satellite (the “Acquisition”). Ascent owns 100% of the capital stock of On Command Corporation and On Command Corporation is now a subsidiary of LodgeNet. LodgeNet paid approximately $332.0 million in cash and issued 2.05 million shares of its common stock as the purchase price for the Acquisition. The share consideration was valued at $23.35 per share by the parties at the time of the execution of the Stock Purchase Agreement on December 13, 2006. LodgeNet also incurred other acquisition related costs of approximately $5.0 to $6.0 million.
In connection with the Acquisition, on April 4, 2007, LodgeNet completed the sale of one million shares of its common stock to PAR Investment Partners, L.P. in exchange for $23.35 million in cash. The proceeds from this transaction were used to fund a portion of the acquisition purchase price.

March 31, 2007	Page 12

LodgeNet Entertainment Corporation	Form 10-Q
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline, for the first quarter of 2007 and 2006 as if the acquisition of Ascent was completed as of January 1, 2007 and 2006, respectively (dollar amounts in thousands, except per share data):

	Pro Forma
	Three Months Ended
	March 31,
	2007	2006
Total revenue	$135,291	$129,181
Net loss	$(10,807)	$(13,451)
Net loss per share	$(0.57)	$(0.74)
The unaudited pro forma results are presented for comparative purposes only and are not indicative of operating results that would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results. The pro forma results exclude the effect of any potential adjustments including interest and amortization of intangibles.
In connection with the acquisition, we entered into a $675.0 million bank Credit Facility, the details of which are disclosed in Note 7.

March 31, 2007	Page 13

LodgeNet Entertainment Corporation	Form 10-Q
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this Report on form 10Q constitute “forward-looking statements”. When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to estimated free cash flow, cash earnings per share, debt ratios and synergies, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed herein, such factors include, among others, the following: the effects of economic conditions, including in particular the economic condition of the lodging industry, which can be particularly affected by international crisis, acts or threats of terrorism and public health issues; competition from providers of similar services and from alternative sources; changes in demand for our products and services; programming costs, availability, timeliness, and quality; technological developments by competitors; developmental costs, difficulties, and delays; relationships with clients and property owners; the availability of capital to finance growth; the impact of government regulations; potential effects of litigation; risks of expansion into new markets; risks related to the security of our data systems; and other factors detailed, from time to time, in our filings with the Securities and Exchange Commission. With respect to any acquisition, we are subject to risks that integration costs will exceed expectations, that synergies we anticipate will not be realized, or will take longer than anticipated to realize, that our management and management systems will encounter difficulties in dealing with a bigger, more diversified enterprise, and that the financial results we expect from the acquisition will not be realized. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Executive Overview
We are the leading provider of media and connectivity services designed to meet the unique needs of hospitality, healthcare and other visitor and guest-based businesses. LodgeNet serves more than 1.8 million hotel rooms, representing 9,300 hotel properties worldwide, in addition to 16 healthcare facilities throughout the United States. Our services include on-demand movies, games, television programming, music and information, along with subscription sports programming and high-speed Internet access.
During the first quarter, we made significant strides forward on the execution of our strategy to expand our networks and to integrate new market valued solutions to our customer offerings. The first landmark event was the closing of the StayOnline acquisition, which not only expanded the scope of our broadband network with the addition of 135,000 high-speed Internet access rooms, but it also broadened the scope of our IP based solutions and competencies. The inclusion of the StayOnline business for the months of February and March also assisted in driving both total and per room revenue during the quarter, which increased 7.3% and 3.3%, respectively. The second landmark event was the receipt of Hart-Scott-Rodino clearance on March 15, 2007, which allowed us to close the acquisition of On Command on April 4, 2007.
The On Command and StayOnline acquisitions are transforming events that will significantly enhance our ability to serve our customers and their guests now and in the future. The combination of the three companies provides the scale, resources, competencies, and operating efficiencies that will enable us to remain the leader in developing new, innovative, interactive solutions for hotels and other guest based businesses. With these acquisitions, we believe we have created a new strategic platform from which we will be able to drive cash flow growth from our core operations and diversified revenue growth from the introduction of new and innovative solutions. The StayOnline acquisition greatly enhances our solutions and capabilities in the area of Internet based technology and

March 31, 2007	Page 14

LodgeNet Entertainment Corporation	Form 10-Q
On Command expands our customer base into which we can sell these enhanced solutions.
Also, in the first quarter of 2007, we continued to execute on our other strategic initiatives focused on growth of our core business, profitability and the generation of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital, which is capital used for new room installations. We increased our digital room base during the quarter by more than 26,000 net digital rooms. As of March 31, 2007, approximately 75% of our Guest Pay interactive room base, or 759,000 rooms, were equipped with a digital system. Our operating income increased 1.9% to $6.1 million in the first quarter of 2007 as compared to $6.0 million in the prior year quarter. Excluding the cash used for acquisition related activities, net free cash flow was $2.1 million for the quarter.
Revenue from Guest Pay services was $70.3 million, an increase of $2.1 million or 3.0%. Monthly Guest Pay revenue per room increased 3.3% to $23.40 in the first quarter of 2007 as compared to $22.66 for the first quarter of 2006. Movie revenue per room increased 0.1% to $17.13 this quarter as compared to $17.11 in the prior year quarter; HSIA service revenue per room was $0.69 this quarter compared to $0.24 for the first quarter of 2006; and, revenue per room from other interactive services increased 5.1%, from $5.31 per month in the first quarter of 2006 to $5.58 in the current year quarter, primarily due to revenue increases associated with basic cable services.
Other revenue increased $3.0 million to $5.0 million during the first quarter of 2007 versus $2.0 million in the first quarter of 2006. Our newly acquired HSIA business contributed $1.2 million of that revenue growth. Healthcare revenue of $800,000 increased more than $600,000 over the revenue generated in the first quarter of 2006. Equipment sales to travel centers and hotels, mainly equipment to deliver high-definition cable programming, increased revenue more than $600,000 compared to the first quarter of 2006.
For the first quarter of 2007, total operating costs and expenses increased $5.0 million, primarily attributable to our acquired HSIA business. Our Guest Pay direct costs increased to $33.2 million as compared to $30.7 million for the first quarter of 2006. The increase was primarily due to an expanded support staff associated with our HSIA business, higher costs associated with basic cable television services, and increased content royalties related to changes in the mix of products purchased during the quarter. Guest Pay operations expenses decreased to $8.5 million compared to $8.8 million in the prior year quarter. SG&A expenses were $7.8 million in the first quarter of 2007, compared to $6.9 in the prior year quarter. SG&A as a percentage of revenue was 10.3% in the current quarter compared to 9.8% in the first quarter of 2006. The increase was primarily due to the $675,000 of SG&A expense associated with our newly acquired HSIA business. Depreciation and amortization expenses decreased 4.9% to $16.1 million in the current year quarter versus $16.9 million in the first quarter of 2006. The decrease was primarily attributable to a reduction in depreciation for Guest Pay systems as higher-cost assets became fully depreciated.
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
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our products include on-demand movies, network-based video games, music and music videos, high-speed Internet access and service fees, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. With the acquisition of On Command, we have expanded our room base to over 1.8 million rooms. Our ability to continue expanding our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system and newly constructed hotel properties.

March 31, 2007	Page 15

LodgeNet Entertainment Corporation	Form 10-Q
•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	HSIA customer support costs;

➢	Internet connectivity costs;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Products and Services. Our revenue from other services continued to expand and was $5.0 million in the first quarter of 2007, an increase of $3.0 million compared to the prior year quarter. The increase was driven by an increase in HSIA sales from our newly acquired HSIA business and revenue streams related to the sale of systems and service to healthcare and travel center facilities. Components of our other revenue sources are as follows:
High Speed Internet Access System Sales, Service and Support. We generate revenue through the sale and installation of high-speed Internet access equipment. In addition, we provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In some cases, we provide the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. In the first quarter of 2007, we generated $3.4 million of HSIA related revenue compared to $900,000 in 2006. During the remainder of 2007, we expect to greatly expand our HSIA market based on our purchase of substantially all of the assets of StayOnline, Inc. As a result of this purchase, we increased our HSIA room base from approximately 35,000 rooms in the first quarter of last year to approximately 178,000 rooms as of March 31, 2007. We expect that the expertise acquired from StayOnline, together with access to our significantly larger room base, will result in significant growth in our HSIA business in 2007.

March 31, 2007	Page 16

LodgeNet Entertainment Corporation	Form 10-Q
Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from the sale and installation of system equipment and long-term agreements with the healthcare facility to provide software maintenance, programming and system maintenance. In the first quarter of 2007, we continued to focus on developing our healthcare business and had 20 facilities under contract as of March 31, 2007. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. During the first quarter of 2007, we generated $810,000 in healthcare related revenue, compared to $190,000 in the first quarter of 2006, and had 16 interactive systems installed as of March 31, 2006. For the remainder of 2007, we expect to continue expanding our presence in the healthcare market.
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
Other. Revenue generated from other sources includes the following:
➢	revenue generated from the sale of our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor;

➢	revenues from the sale of equipment to our international licensees;

➢	revenues from the installation of master antenna wiring and related infrastructure;

➢	revenues from the sale and installation of DirecTV satellite systems; and

➢	revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.

March 31, 2007	Page 17

LodgeNet Entertainment Corporation	Form 10-Q
Key Metrics:
Special Note Regarding the Use of Non-GAAP Financial Information
To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use net free cash flow, a non-GAAP measure that is derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of, or as a substitute for, results prepared in accordance with GAAP.
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

	March 31,
	2007	2006
Total rooms served (1)	1,136,411	1,057,953
Total Guest Pay interactive rooms (2)	1,010,975	1,006,513
Total HSIA rooms (3)	178,430	34,972
Net new Guest Pay interactive rooms for the three months ended (4)	6,038	4,584

(1)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, properties receiving only basic and premium television services and properties receiving only HSIA services.

(2)	Guest Pay interactive rooms are equipped with our interactive television systems.

(3)	Represents rooms receiving high-speed Internet service included in total rooms served.

(4)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 17,664 in the first quarter of 2007 and 12,625 in the first quarter of 2006.

March 31, 2007	Page 18

LodgeNet Entertainment Corporation	Form 10-Q
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

	March 31,
	2007	2006
Digital room installations for the three months ended	26,017	29,091
Total digital rooms installed	759,379	658,176
Digital rooms as a percent of total Guest Pay interactive rooms	75.1%	65.4%
Capital Investment Per Room
The average investment per-room associated with a digital installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs, hotel capital contributions and the expanding number of high-definition installations, which have a higher cost per room. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,	December 31,
	2007	2006	2006	2005	2004
Average cost per room – new installation	$366	$348	$354	$340	$364
Average cost per room – conversion	$285	$262	$252	$262	$284
The increase in the average cost per new room from 2006 to 2007 is primarily driven by the increase in high definition installations, which have a higher cost per room. The incremental cost for a high-definition installation ranges from approximately $50 to $100 per room depending upon the average room size, the mix of high-definition services and the amount of hotel capital contributions.
Revenue Per Room
Guest Pay revenue can fluctuate based on several factors including the popularity of movie content, mix of movies purchased and the availability of alternative programming. The following table sets forth the components of our Guest Pay revenue per room for the three months ended March 31:

	2007	2006
Average monthly revenue per room:
Movie revenue	$17.13	$17.11
Other interactive service revenue	6.27	5.55

Total per Guest Pay room	$23.40	$22.66

March 31, 2007	Page 19

LodgeNet Entertainment Corporation	Form 10-Q
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

	Three Months Ended
	March 31,
	2007	2006
Guest Pay direct costs per room	$11.13	$10.20
Guest Pay direct costs as a percent of total revenue	47.2%	45.0%
Guest Pay direct costs increased to 47.2% in the first quarter of 2007 from 45.0% in the first quarter of 2006. The increase was due to an expanded support staff associated with our newly acquired HSIA business, higher costs associated with basic cable television services, and increased content royalties related to the product mix.
Operating Expense Per Room
We continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (“SG&A”) primarily includes administrative payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. In the first quarter of 2007, SG&A included $675,000 of expenses associated with our newly acquired HSIA business.
Net Income/(Loss)
We focused on improving profitability by increasing room and revenue growth coupled with managing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. First quarter 2007 results included $241,000 of restructuring expense and $131,000 of amortization of intangible assets associated with the February 2007 acquisition of StayOnline. The following table sets forth our net loss for the three months ended March 31 (in thousands of dollars):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$(28)	$(654)
Free Cash Flow
One of our goals is to generate net free cash flow. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. During the first quarter of 2007 we installed or upgraded more than 32,000 digital rooms.

March 31, 2007	Page 20

LodgeNet Entertainment Corporation	Form 10-Q
Our progress toward the goal of generating increased levels of net free cash flow is set forth in the following table in thousands of dollars:

	Three Months Ended
	March 31,
	2007	2006
Cash provided by operating activities	$18,027	$21,966
Property and equipment additions	(15,897)	(12,518)

	2,130	9,448
Cash used for acquisition activities	(14,869)	—

	$(12,739)	$9,448

Excluding the cash used for acquisition related activities, net free cash flow was $2.1 million for the first quarter of 2007.

March 31, 2007	Page 21

LodgeNet Entertainment Corporation	Form 10-Q
Liquidity and Capital Resources
During the first quarter of 2007, cash provided by operating activities was $18.0 million while cash used for property and equipment additions, including growth-related investments, was $15.9 million. Total cash used for investing activities during the first quarter of 2007, including business acquisition investments of $14.9 million, was $30.8 million. Excluding the acquisition investments, net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, was $2.1 million. During the first quarter of 2006, cash provided by operating activities was $22.0 million while cash used for investing activities, including growth-related capital investments, was $12.5 million, resulting in a net change of $9.5 million. Cash as of March 31, 2007 was $16.3 million versus $19.6 million as of March 31, 2006.
We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of March 31, 2007, working capital was $8.2 million, compared to $19.5 million at December 31, 2006.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility and Senior Notes. As of March 31, 2007, we were in compliance with all covenants, terms and conditions related to our Credit Facility and Senior Notes. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of March 31, 2007 was $269.3 million versus $270.2 million as of December 31, 2006.
Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2007	2006
Actual consolidated total leverage ratio (1) (4)	2.87	2.99
Maximum per covenant	3.50	3.75

Actual senior secured leverage ratio (2) (4)	0.74	0.87
Maximum per covenant	2.25	2.25

Actual consolidated interest coverage ratio (3) (4)	3.87	3.38
Minimum per covenant	2.75	2.75

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our maximum consolidated senior secured leverage ratio is a function of total indebtedness less total unsecured indebtedness, divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(3)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(4)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.

March 31, 2007	Page 22

LodgeNet Entertainment Corporation	Form 10-Q
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
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes a maximum Consolidate leverage ratio of 5.00 times and a minimum Consolidated Interest Coverage Ratio of 2.25 times. The Credit Facility agreement also stipulates that the company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 70% of the outstanding term loan at an average interest rate of 5.05%. Proceeds from the Credit Facility were used to repay the outstanding balance under the old Credit Facility, fund the acquisition of Ascent Entertainment, and to fund the tender offer for the 9.50% Senior Notes.
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
The 9.50% Notes are unsecured, are subordinated in right of payment to all of our existing and future senior debt and rank pari passu in right of payment with any future senior subordinated indebtedness. The 9.50% Notes require semi-annual interest payments and contain covenants which restrict our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions in respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders. As of March 31, 2006, we were in compliance with all financial covenants, terms and conditions of the 9.50% Notes.
On March 26, 2007, the company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes were tendered out of the total 200,000 Notes outstanding. In total, the company paid $18.0 million, plus accrued interest to tender for the 9.5% Notes.

March 31, 2007	Page 23

LodgeNet Entertainment Corporation	Form 10-Q
Obligations and Commitments as of March 31, 2007 (dollar amounts in thousands):

		Payments due by period
		Less than	2-3	4-5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s) (1)	$269,315	$2,115	$67,076	$124	$200,000
Interest on fixed rate debt	123,500	19,000	38,000	38,000	28,500
Interest on bank term loan (2)	7,299	5,192	2,107	—	—
Other long-term obligations
Acquired intangible asset (3)	2,500	2,500	—	—	—
Operating lease payments	1,455	593	746	116	—
Purchase obligations	5,518	5,518	—	—	—
Nintendo minimum royalty (4)	25,900	4,200	8,400	8,400	4,900
Programming related minimum royalties and commissions (5)	10,304	2,713	5,390	2,201	—

Total contractual obligations	$445,791	$41,831	$121,719	$48,841	$233,400

		Amount of commitment expiration per period
		Less than	2-3	4-5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$600	$600	$—	$—	$—

(1)	The current long-term debt will be superseded by the new $675.0 million Credit Facility with the following payment schedule (in thousands): 2007 — $3,125; 2008 — $6,250; 2009 — $6,250; 2010 — 6,250; 2011 — 6,250; thereafter $596,875.

(2)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(3)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(4)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

March 31, 2007	Page 24

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2007 and 2006
Revenue Analysis. Total revenue for the first quarter of 2007 was $75.3 million, an increase of $5.1 million or 7.3%, compared to the first quarter of 2006. The growth was primarily attributable to increases in revenue from Guest Pay services, HSIA system sales and support services, Healthcare system sales and equipment sales to hotels and travel centers. The following table sets forth the components of our revenue (in thousands) for the quarter ended March 31:

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$70,270	93.3%	$68,208	97.2%
Other	5,015	6.7%	1,985	2.8%

	$75,285	100.0%	$70,193	100.0%

Revenue from Guest Pay services was $70.3 million, an increase of $2.1 million or 3.0%. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended March 31:

	2007	2006
Average monthly revenue per room:
Movie revenue	$17.13	$17.11
Other interactive service revenue	6.27	5.55

Total per Guest Pay room	$23.40	$22.66

Monthly Guest Pay revenue per room increased 3.3% to $23.40 in the first quarter of 2007 as compared to $22.66 for the first quarter of 2006. Movie revenue per room increased 0.1% to $17.13 this quarter as compared to $17.11 in the prior year quarter; HSIA service revenue per room was $0.69 this quarter compared to $0.24 for the first quarter of 2006; and, revenue per room from other interactive services increased 5.1%, from $5.31 per month in the first quarter of 2006 to $5.58 in the current year quarter, primarily due to revenue increases associated with basic cable services.
Other revenue increased $3.0 million to $5.0 million during the first quarter of 2007 versus $2.0 million in the first quarter of 2006. Our newly acquired HSIA business contributed $1.2 million of that revenue growth. Healthcare revenue of $800,000 increased more than $600,000 over the revenue level generated in the first quarter of 2006. Equipment sales to travel centers and hotels, mainly equipment to deliver high-definition cable programming, increased revenue more than $600,000 compared to the first quarter of 2006.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Direct costs related to Guest Pay services include movie license fees, license fees for other interactive services, commission paid to the hotel and HSIA customer support expenses. Direct costs related to Guest Pay services increased 8.0% or $2.5 million, to $33.2 million, primarily due to an expanded support staff associated with our newly acquired HSIA business, higher costs associated with basic cable television services, and increased content royalties related to changes in the mix of products purchased during the quarter. Direct costs related to other revenue increased $2.5 million as a direct result of increased equipment sales for HSIA, Healthcare, hotels and travel centers.
Direct costs related to other revenue include costs related to system sales, FTG only programming fees, and international royalties. Direct costs related to other revenue increased $2.5 million as a direct result of increased equipment sales for HSIA, Healthcare, hotels and travel centers.
Total direct costs increased $4.9 million to $36.5 million in the first quarter of 2007. Total direct costs were 48.5% of revenue for the first quarter of 2007 as compared to 45.0% in the first quarter of 2006.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarter ended March 31:

March 31, 2007	Page 25

LodgeNet Entertainment Corporation	Form 10-Q

	2007	2006	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	48.5%	45.0%	3.5%

Change drivers:
TV Internet related			-0.4%
HSIA related			1.7%
Movie royalties			0.8%
Other direct costs			1.4%

			3.5%

Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended March 31 (in thousands of dollars):

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$8,534	11.3%	$8,786	12.5%
Selling, general and administrative	7,791	10.3%	6,892	9.8%
Depreciation and amortization	16,089	21.4%	16,915	24.1%
Restructuring	241	0.3%	—	0.0%
Other operating expense (income), net	—	—	—	0.0%

Total operating expenses	$32,655	43.4%	$32,593	46.4%

Guest Pay operations expenses decreased to $8.5 million in the first quarter of 2007 as compared to $8.8 million in the first quarter of 2006. The decrease was attributable to reductions to various operating costs including fuel and sub-contract labor. Guest Pay operations expenses as a percentage of revenue were 11.3% as compared to 12.5% in the first quarter of 2006. Per average installed room, Guest Pay operations expenses decreased to $2.83 per room per month compared to $2.92 in the prior year quarter.
Selling, general and administrative (“SG&A”) expenses increased $899,000 to $7.8 million during the current quarter. The increase was primarily due to the $675,000 of SG&A expense associated with our newly acquired HSIA business. SG&A as a percentage of revenue was 10.3% in the current quarter compared to 9.8% in the first quarter of 2006.
Depreciation and amortization expenses decreased 4.9% to $16.1 million in the current year quarter versus $16.9 million in the first quarter of 2006. The decrease was primarily attributable to a reduction in depreciation for Guest Pay systems as higher-cost assets continue to become fully depreciated. As a percentage of revenue, depreciation and amortization expenses decreased to 21.4% in the first quarter of 2007 from 24.1% in the first quarter of 2006.
As a result of our business acquisition activities, we incurred $241,000 of restructuring costs related to the consolidation of warehouse and call center operations, employee severance agreements and other restructuring expenses.
Operating Income. As a result of the factors described above, operating income increased 1.9% to $6.1 million in the first quarter of 2007 compared to $6.0 million in the first quarter of 2006. First quarter 2007 results included $241,000 of restructuring expense and $131,000 of amortization of intangible assets associated with the February 2007 acquisition of StayOnline.

March 31, 2007	Page 26

LodgeNet Entertainment Corporation	Form 10-Q
Interest Expense. Interest expense was $6.2 million in the current quarter versus $6.5 million in the first quarter of 2006. The decrease was driven by a 4.9% reduction of our average outstanding long-term debt, which was $269.9 million during the first quarter of 2007 compared to $284.0 million in the first quarter of 2006.
Other (Expense) Income. In the first quarter of 2007, we recorded $192,000 of interest income offset by $31,000 of other expense. In the first quarter of 2006, we recorded $126,000 of interest income.
Taxes. For the first quarter of 2007, we incurred state franchise taxes of $101,000 versus $123,000 during the first quarter of 2006.
Net Loss. As a result of the factors described above, net loss was $28,000 for the first quarter of 2007, an improvement of $626,000, as compared to net loss of $654,000 in the year earlier quarter. First quarter 2007 results included $131,000 of amortization of intangible assets associated with the February 2007 acquisition of StayOnline.
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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.
•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center

March 31, 2007	Page 27

LodgeNet Entertainment Corporation	Form 10-Q
support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Typically, revenue from the sale and installation of our interactive system is recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon installation.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DirecTV satellite systems.

March 31, 2007	Page 28

LodgeNet Entertainment Corporation	Form 10-Q
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

March 31, 2007	Page 29

LodgeNet Entertainment Corporation	Form 10-Q
averaged approximately 3% of our installed room base.
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, are not amortized; rather, they are tested for impairment at least annually. These impairment tests require the projection and discounting of cash flows, estimates of future operating performance of the reporting unit being valued and estimates of the fair value of the intangible assets being tested. SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record such impairment losses. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
Intangible assets, other than goodwill, with definite lives will continue to be amortized over their useful lives. Acquired technologies are being amortized over economic lives of 5 years. Customer relationships are being amortized over an economic life of 10 years. We periodically evaluate the reasonableness of the useful lives of these intangible assets.
Recent Accounting Developments
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contract” (“SOP 05-1”). This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. The provisions in SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The SOP is applicable to us as it relates to the accounting treatment of long-term contracts and customer acquisition costs. The adoption of SOP 05-1 did not have a material impact on our consolidated financial position or results of operations.
In June 2006, the Emerging Issues Task Force (“EITF”) reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-03 did not have an impact on our consolidated financial position or results of operations.
In July 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material

March 31, 2007	Page 30

LodgeNet Entertainment Corporation	Form 10-Q
impact on our consolidated results of operations.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

March 31, 2007	Page 31

LodgeNet Entertainment Corporation	Form 10-Q
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At March 31, 2007, we had debt totaling $269.3 million. We had fixed rate debt of $201.5 million and variable rate debt of $67.8 million at March 31, 2007. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $19.2 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $678,000, assuming other variables remain constant.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Pay services in Canada. The results of operations and financial position of our operations in Canada are measured in Canadian dollars and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada are somewhat mitigated by the fact that expenses and liabilities are generally incurred in Canadian dollars. The reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian dollar. Additionally, a portion of our assets is based in Canada and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the Canadian dollar. No significant foreign currency fluctuations occurred in the first three months of 2007 to materially impact consolidated results of operations or financial condition.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2007	Page 32

LodgeNet Entertainment Corporation	Form 10-Q
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
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

March 31, 2007	Page 33

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)

Date: May 8, 2007	/s/ Scott C. Petersen Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 8, 2007	/s/ Gary H. Ritondaro Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

March 31, 2007	Page 34