Form 10-Q
period 2007-09-30
LODGENET ENTERTAINMENT CORP
filed 2007-11-08
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
At November 6, 2007, there were 22,951,025 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Entertainment Corporation and its consolidated subsidiary.

“LodgeNet ”, any other LodgeNet related marks used herein, “On Command”, and “StayOnline” are service marks or registered trademarks of LodgeNet Entertainment Corporation; all other trademarks or service marks used herein are the property of their respective owners.

September 30, 2007	Page 2

LodgeNet Entertainment Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$32,150	$22,795
Restricted cash	—	1,006
Accounts receivable, net	71,614	32,959
Other current assets	11,265	10,728

Total current assets	115,029	67,488

Property and equipment, net	336,480	185,770
Debt issuance costs, net	11,829	5,704
Intangible assets, net	131,488	690
Goodwill	104,088	—
Other assets	10,459	3,557

Total assets	$709,373	$263,209

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$53,239	$19,165
Current maturities of long-term debt	7,402	2,536
Accrued expenses	23,951	18,193
Deferred revenue	12,427	8,076

Total current liabilities	97,019	47,970

Long-term debt	618,712	267,633
Other long-term liabilities	11,701	5,728

Total liabilities	727,432	321,331

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 22,928,325 and 19,084,734 shares outstanding at September 30, 2007 and December 31, 2006, respectively	229	191
Additional paid-in capital	329,403	242,383
Accumulated deficit	(347,936)	(302,466)
Accumulated other comprehensive income	245	1,770

Total stockholders’ deficiency	(18,059)	(58,122)

Total liabilities and stockholders’ deficiency	$709,373	$263,209

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2007	Page 3

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Guest Pay	$131,387	$73,861	$325,936	$211,218
Other	11,222	2,649	26,896	7,356

Total revenues	142,609	76,510	352,832	218,574

Costs and Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Pay	68,213	34,743	163,223	96,439
Other	7,719	1,293	18,115	3,472
Operating expenses:
Guest Pay operations	15,430	8,902	39,262	26,752
Selling, general and administrative	16,117	7,069	40,181	21,089
Depreciation and amortization	34,130	16,099	83,818	49,882
Restructuring expense	2,296	—	5,034	—
Other operating expense (income), net	132	—	(763)	(198)

Total costs and operating expenses	144,037	68,106	348,870	197,436

Income (loss) from operations	(1,428)	8,404	3,962	21,138

Other Income and Expenses:
Interest expense	(11,741)	(6,402)	(29,527)	(19,483)
Loss on early retirement of debt	(25)	(52)	(22,195)	(181)
Minority interest in income of subsidiary	—	—	165	—
Other income	725	234	1,289	794

Income (loss) before income taxes	(12,469)	2,184	(46,306)	2,268
Provision for income taxes	1,058	—	836	(305)

Net income (loss)	$(11,411)	$2,184	$(45,470)	$1,963

Net income (loss) per common share (basic)	$(0.50)	$0.12	$(2.12)	$0.11

Net income (loss) per common share (diluted)	$(0.50)	$0.12	$(2.12)	$0.11

Weighted average shares outstanding (basic)	22,742,001	18,377,629	21,417,266	18,250,620

Weighted average shares outstanding (diluted)	22,742,001	18,743,251	21,417,266	18,611,981

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2007	Page 4

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(45,470)	$1,963
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,818	49,882
Investment gain	—	(238)
Loss on early retirement of debt	3,583	181
Share-based compensation	1,296	1,297
Other	(215)	—
Change in operating assets and liabilities:
Accounts receivable	(5,890)	(3,193)
Other current assets	(2,792)	(1,919)
Accounts payable	7,970	5,239
Accrued expenses and deferred revenue	1,018	9,152
Other	(905)	(2,297)

Net cash provided by operating activities	42,413	60,067

Investing activities:
Property and equipment additions	(60,591)	(36,825)
Acquisition of On Command Corporation, net of cash acquired	(335,364)	—
Acquisition of StayOnline, Inc.	(14,311)	—
Acquisition of THN (20% minority interest)	(5,000)	—
Other investing activities	638	238

Net cash used for investing activities	(414,628)	(36,587)

Financing activities:
Proceeds from long-term debt	625,000	—
Repayment of long-term debt	(269,677)	(16,125)
Payment of capital lease obligations	(1,419)	(1,049)
Debt issuance costs	(12,738)	—
Contribution from minority interest holder to subsidiary	300	—
Proceeds from issuance of common stock, net of offering costs	23,290	—
Exercise of stock options	16,468	3,945

Net cash provided by (used for) financing activities	381,224	(13,229)

Effect of exchange rates on cash	346	114

Increase in cash and cash equivalents	9,355	10,365
Cash and cash equivalents at beginning of period	22,795	20,742

Cash and cash equivalents at end of period	$32,150	$31,107

The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2007	Page 5

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2006, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
On February 1, 2007, we, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”) for approximately $15.6 million in cash. Our financial statements include the results of StayOnline since February 1, 2007.
On April 4, 2007, we completed the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) for approximately $387.9 million including transaction costs. Ascent owns 100% of the capital stock of On Command Corporation (“On Command”). On Command is now a subsidiary of LodgeNet and is included in our results of operations since April 4, 2007. See Note 2 — Business Combinations for further information regarding the effect of the On Command acquisition on our balance sheet and results of operations.
On July 1, 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007.
The consolidated financial statements include the accounts of LodgeNet Entertainment Corporation and its wholly-owned subsidiaries and joint ventures. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Note 2 — Business Combinations
In February 2007, LodgeNet Entertainment Corporation, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, a leading provider of high-speed Internet access solutions focused on the lodging industry. The purchase price of the acquisition was $15.6 million in cash. In accordance with SFAS 141, “Business Combinations”, the purchase consideration was allocated, based on their respective fair values at the date of acquisition, $3.4 million to the assets acquired, $2.4 million to the liabilities assumed, $4.9 million to identifiable intangible assets, and $9.6 million to goodwill. The fair values were determined using an independent appraisal firm. Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of 10 years. StayOnline’s acquired customer list included a room base of more than 135,000 high-speed Internet access (“HSIA”) rooms.

September 30, 2007	Page 6

LodgeNet Entertainment Corporation	Form 10-Q
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
In accordance with SFAS 141, Business Combinations, the purchase consideration of $387.9 million was preliminarily allocated, based on their respective fair values at the date of acquisition, to the assets acquired and liabilities assumed, including identifiable intangible assets. The fair values were determined using an independent appraisal firm. Such allocation resulted in goodwill of approximately $91.2 million. These allocations are preliminary and are subject to possible adjustments. The purchase consideration was allocated as follows (in thousands of dollars):

Cash	$671
Receivables	30,496
Other current assets	3,084
Property and equipment	160,883
Intangible assets	132,192
Goodwill	91,228
Other assets	5,567
Accounts payable	(21,955)
Accrued liabilities	(12,194)
Other long-term liabilities	(1,093)
Minority Interest	(1,030)

Total purchase consideration	$387,849

During the third quarter additional valuations were made primarily impacting property and equipment and intangible assets increasing goodwill by approximately $9.1 million. These valuation changes were a result of accurate, more detailed financial information becoming available, finalization of our post merger integration plan and our continued analysis of the purchase price allocation.

September 30, 2007	Page 7

LodgeNet Entertainment Corporation	Form 10-Q
Of the $132.4 million of acquired intangible assets, including the acquired 20% interest in THN, $116.8 million was assigned to hotel contracts and customer relationships with an estimated economic life of 20 years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of 4 years, $5.3 million was assigned to tradenames with an estimated economic life of 15 years and $4.9 million was assigned to patents with an estimated economic life of 5 years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, which typically are for five to seven years. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 HSIA rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis. Estimated amortization expenses effecting operating results for the three months remaining in 2007 and the years ending December 31, as follows (dollar amounts in millions): 2007 — $2.6; 2008 — $9.8; 2009 — $8.8; 2010 — $7.6; 2011 — $6.7 and 2012 — $6.4.
On July 1, 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007. The acquisition of the 20% interest in THN resulted in goodwill of approximately $3.3 million and elimination of the minority interest. We also recorded an additional $200,000 of acquired intangibles. The purchase consideration was allocated as follows (in thousands of dollars):

Property and equipment	$372
Intangible assets	200
Goodwill	3,264
Other long-term liabilities	300
Minority interest	864

Total purchase consideration	$5,000

The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command for the three and nine months ended September 30, 2007 and 2006 as if the acquisitions were completed as of January 1, 2007 and 2006, respectively (dollar amounts in thousands, except per share data):

	Pro Forma		Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
LodgeNet Entertainment	$78,569	$76,510	$224,808	$218,574
On Command	58,434	60,695	175,478	177,362
StayOnline	5,606	3,416	14,981	8,180

Total revenues	$142,609	$140,621	$415,267	$404,116
Net loss	$(11,411)	$(9,317)	$(59,290)	$(36,473)
Net loss per share	$(0.50)	$(0.43)	$(2.64)	$(1.71)
The unaudited pro forma results are presented for comparative purposes only and are not indicative of operating results that would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results. It is our intention to integrate the three businesses and continue to manage our operations as one reportable segment.

September 30, 2007	Page 8

LodgeNet Entertainment Corporation	Form 10-Q
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Land, building and equipment	$102,978	$85,642
Guest Pay systems:
Installed system costs	635,355	473,930
Customer acquisition costs	54,493	53,156
System components	29,481	26,464
Software costs	34,734	22,520

Total	857,041	661,712
Less — depreciation and amortization	(520,561)	(475,942)

Property and equipment, net	$336,480	$185,770

Note 4 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In the first nine months of 2007, we recorded $9.6 million, $91.2 million and $3.3 million of goodwill in connection with the acquisitions of StayOnline, Inc., On Command, and minority interest of THN, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually.
In February 2007, we recorded $4.9 million of other intangibles in connection with the acquisition of StayOnline, Inc. (see Note 2). Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of 10 years. Estimated amortization expense effecting operating results for the three months remaining in 2007 and the years ending December 31, is as follows: 2007 — $197,000; 2008 — $765,000; 2009 — $726,000; 2010 — $634,000; 2011 — $499,000 and 2012 — $343,000.
In connection with the acquisition of On Command in April 2007 and the minority interest of THN in July 2007 (see Note 2) we recorded $132.4 million of other intangibles. Of the $132.4 million of acquired intangible assets, $116.8 million was assigned to hotel contracts and customer relationships with an estimated economic life of 20 years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of 4 years, $5.3 million was assigned to tradenames with an estimated economic life of 15 years and $4.9 million was assigned to patents with an estimated economic life of 5 years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, five to seven years, within our service industry. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 HSIA rooms. The intangibles are being amortized over their current estimated economic lives and are on an accelerated basis. Estimated amortization expenses effecting operating results for the three months remaining in 2007 and the years ending December 31, as follows (dollar amounts in millions): 2007 — $2.6; 2008 — $9.8; 2009 — $8.8; 2010 — $7.6; 2011 — $6.7 and 2012 — $6.4.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 142. These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to ten years.

September 30, 2007	Page 9

LodgeNet Entertainment Corporation	Form 10-Q
We have the following intangible assets (in thousands of dollars):

	September 30, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$125,570	$(4,472)	$—	$—
Other acquired intangibles	7,624	(6,375)	16,503	(15,813)
Tradenames	5,292	(239)	—	—
Acquired patents	5,039	(950)	—	—

	$143,525	$(12,037)	$16,503	$(15,813)

We recorded consolidated amortization expense of $6,504,000 and $1,020,000, respectively, for the nine months ended September 30, 2007 and 2006. We estimate total amortization expense for the three months remaining in 2007 and the years ending December 31, as follows (dollar amounts in millions): 2007 — $2.8; 2008 — $10.6; 2009 — $9.5; 2010 — $8.2; 2011 — $7.2 and 2012 — $6.7. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
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
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. Potential common shares with exercise prices greater than the average market price of our common stock during the three and nine months ended September 30, 2006 were excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the three months and nine months ended September 30, 2007, potential dilutive common shares were not included in the computation of diluted earnings per share as we were in a loss position and their inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average shares outstanding – basic	22,742,001	18,377,629	21,417,266	18,250,620
Dilutive effect of stock options, non-vested shares and warrants	—	365,622	—	361,361

Average shares outstanding – diluted	22,742,001	18,743,251	21,417,266	18,611,981

Antidilutive securities excluded from calculation	—	2,225,255	—	2,225,255

As of September 30, 2007 and 2006, the number of potential dilutive common shares was approximately 1,400,131 and 4,117,380, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.

September 30, 2007	Page 10

LodgeNet Entertainment Corporation	Form 10-Q
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Accrued taxes	$7,139	$4,088
Accrued compensation	9,782	6,842
Accrued interest	349	946
Accrued programming related	1,889	1,748
Other	4,792	4,569

	$23,951	$18,193

Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Bank Credit Facility:
Bank term loan	$623,438	$68,125
Revolving credit facility	—	—
9.50% senior notes	10	200,000
Capital leases	2,666	2,044

	626,114	270,169
Less current maturities	(7,402)	(2,536)

	$618,712	$267,633

Bank Credit Facility — In August 2001, we entered into a $225.0 million bank Credit Facility, comprised of a $150.0 million term loan and a $75.0 million revolving credit facility that could be increased to $100.0 million, subject to certain limitations. The term loan was scheduled to mature in August 2008 and required quarterly repayments of $375,000, which began in December 2001. The term loan interest was at our option of (1) the bank’s base rate plus a margin of 1.50% or (2) LIBOR plus a margin of 2.25%. The revolving credit facility was scheduled to mature in August 2007 and the associated interest rate was calculated at our option of (1) the bank’s base rate plus a margin of 1.00% to 2.00%, or (2) LIBOR plus a margin of 2.25% to 3.25%. Loans under the Credit Facility were collateralized by a first priority interest in all of our assets. On April 4, 2007, the remaining balance of $67.8 million under the $225.0 million bank Credit Facility was paid in full.
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio of 5.00 times and a minimum consolidated interest coverage ratio of 2.25 times. The Credit Facility agreement also stipulates that the company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 70% of the outstanding term loan at an average interest rate of 5.05%. The term loan all-in interest rate as of September 30, 2007 was 7.20%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of September 30, 2007, we were in compliance with all financial covenants of our bank Credit Facility.

September 30, 2007	Page 11

LodgeNet Entertainment Corporation	Form 10-Q
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2007, we had outstanding letters of credit totaling $0.8 million, which reduce amounts available under the revolver.
9.50% Senior Notes — In September 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due September 15, 2013. The Notes were unsecured, subordinated in right of payment to all existing and future senior debt of LodgeNet and ranked pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. The Notes required semi-annual interest payments and contained covenants which restricted our ability to incur additional indebtedness, create liens, pay dividends or make certain distributions with respect to our common stock, redeem capital stock, issue or sell stock of subsidiaries in certain circumstances, effect certain business combinations and effect certain transactions with affiliates or stockholders.
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
Capital Leases — As of September 30, 2007, we have total capital lease obligations of $2,666,000. Equipment acquired under capital lease arrangements during the nine months ended September 30, 2007 totaled $965,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of September 30, 2007, long-term debt has the following scheduled maturities for the three months remaining in 2007 and the full years ending December 31, 2008 and after (in thousands of dollars):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,563	$6,250	$6,250	$6,250	$6,250	$596,885
Capital leases	391	1,188	822	520	111	—

	1,954	7,438	7,072	6,770	6,361	596,885

Less amount representing interest on capital leases	(57)	(165)	(93)	(42)	(9)	—

	$1,897	$7,273	$6,979	$6,728	$6,352	$596,885

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(11,411)	$2,184	$(45,470)	$1,963
Foreign currency translation adjustment	1,875	74	4,370	500
Unrealized gain (loss) on derivative instruments	(10,310)	—	(5,895)	156

Comprehensive income (loss)	$(19,846)	$2,258	$(46,995)	$2,619

September 30, 2007	Page 12

LodgeNet Entertainment Corporation	Form 10-Q
Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Unrealized loss on derivative instruments	$(5,895)	$—
Foreign currency translation adjustment	6,140	1,770

Accumulated other comprehensive income	$245	$1,770

Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $30,124,000 and $14,652,000, respectively, for the nine months ended September 30, 2007 and 2006. The increase was driven by the increase in average outstanding long-term debt, which increased to $484.5 million during the first nine months of 2007 from $281.0 million in the first nine months of 2006. Cash paid for taxes was $454,000 and $202,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
Note 11 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted Statement 123(R), effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 107 (“SAB 107”) in our adoption of Statement 123(R). Share-based compensation expense recognized in the three months and nine months ended September 30, 2007 and 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

September 30, 2007	Page 13

LodgeNet Entertainment Corporation	Form 10-Q
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the period ended September 30 (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Compensation cost (benefit):
Stock options	$149	$141	$357	$556
Non-vested shares	293	229	939	741

Total share based compensation expense	$442	$370	$1,296	$1,297

Compensation expense per common share (basic and diluted):	$0.02	$0.02	$0.06	$0.07

Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $16,468,000 and $3,945,000, respectively. Statement 123(R) requires that the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the nine months ended September 30, 2007 and 2006, included non-cash compensation expense related to stock options of $357,000 and $556,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $939,000 and $741,000, respectively. In the third quarter of 2007, we did not issue any share-based awards.
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
Note 13 — Accounting for Derivative Instruments and Hedging Activities
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. The interest rate swap agreements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. We are required by our Credit Facility to have a minimum of 50% of our term loan balance covered under interest rate swap arrangements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature. As of September 30, 2007, the aggregate fair value of these interest rate swaps is a net loss of approximately $5.9 million.
Note 14 — Restructuring
We account for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of our post acquisition activities, we incurred restructuring costs of $2.3 million and $5.0 million, respectively, during the three months and nine months ended September 30, 2007. StayOnline restructuring expenses of $315,000 were related to employee severance agreements and the consolidation of warehouse and call center operations. On Command restructuring expenses of $4.7 million consisted of $4.0 million in employee severance and $699,000 of other restructuring costs. Employee severance costs relate to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. At September 30, 2007, we had a restructuring accrual for severance in the amount of approximately $2.2 million.

September 30, 2007	Page 14

LodgeNet Entertainment Corporation	Form 10-Q
We estimate there will be additional employee severance costs of approximately $1.5 to $2.5 million charged to restructuring over the next twelve months as the remaining duplicate general and administrative functions are phased out. In addition, we are proceeding with a plan to relocate several functions performed at a leased facility in Denver to Sioux Falls including warehousing, purchasing and system assembly. We estimate the costs, including on-going lease payments, related to this integration effort to be approximately $2.0 to $3.0 million.
Restructuring liabilities along with charges to expense and cash payments were as follow (in thousands of dollars):

	6/30/07	Charges to	Cash	9/30/07
	Balance	Expense	Payment	Balance
Severance and other benefit related costs	$2,011	$1,841	$(1,632)	$2,220
Note 15 — Tax Provisions
The company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on January 1, 2007. The company recognized no material adjustments as a result of the implementation of this policy. During the third quarter we reduced the unrecognized tax benefits in the amount of $1.4 million in the provision for income taxes, leaving no unrecognized tax benefits at September 30, 2007. The reversal was made as the statute of limitations expired.

September 30, 2007	Page 15

LodgeNet Entertainment Corporation	Form 10-Q
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements”. When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to estimated free cash flow, debt ratios and synergies, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 14, 2007, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of economic conditions, including in particular the economic condition of the lodging industry, which can be particularly affected by international crisis, acts or threats of terrorism and public health issues;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services, programming costs, availability, timeliness, and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties, and delays;

➢	relationships with clients and property owners;

➢	the availability of capital to finance growth;

➢	the impact of government regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the SEC.
With respect to any proposed or completed acquisition, we are subject to risks that integration costs will exceed expectations, that synergies we anticipate will not be realized, or will take longer than anticipated to realize, that our management and management systems will encounter difficulties in dealing with a bigger, more diversified enterprise, and that the financial results we expect from the acquisition will not be realized.
LodgeNet is a leading provider of media and connectivity services designed to meet the unique needs of hospitality, healthcare and other visitor and guest-based businesses. LodgeNet serves more than 1.9 million hotel rooms representing 9,300 hotel properties worldwide in addition to healthcare facilities throughout the United States. LodgeNet’s services include on demand movies, games, television programming, music and information, along with subscription sports programming and high-speed Internet access. LodgeNet Entertainment Corporation owns and operates businesses under the industry leading brands: LodgeNet, LodgeNetRX, On Command, StayOnline, Spectradyne, and The Hotel Networks.
During the third quarter, we made significant progress in the integration of On Command and StayOnline into our business and organization. The combination of the three companies provides an enhanced level of scale, resources, competencies, and operating efficiencies that will enable us to remain the leader in developing new and innovative interactive solutions for our customers. With these acquisitions, we believe we have created a more strategic platform from which we will be able to drive cash flow growth from our core operations and diversify revenue growth from a broad array of new and innovative solutions. The StayOnline acquisition greatly enhances our solutions and capabilities in the area of Internet based technology and On Command expands our customer base into which we can sell these enhanced solutions.

September 30, 2007	Page 16

LodgeNet Entertainment Corporation	Form 10-Q
The acquisitions of On Command and StayOnline continue to impact our financial results. During the third quarter, total revenue increased $66.1 million, of which $63.1 million was attributable to On Command and StayOnline. Guest Pay revenue, including high-speed Internet access (HSIA) service revenues increased $57.5 million to $131.4 million or 77.9%. On a per-room basis, monthly Guest Pay revenue was $23.70 compared to $24.55 for the third quarter of 2006. The decline was driven by the addition of the On Command room base, which generates lower revenue per room for both movie revenue and basic cable programming.
Other revenue increased $8.6 million to $11.2 million during the third quarter of 2007 versus $2.6 million in the third quarter of 2006. The increase is attributed to our diversification initiatives and includes higher HSIA equipment sales, higher Healthcare related revenue, revenue from the sale interactive television system equipment to hotels and travel centers, revenues from the sale of guest connectivity centers, revenues from the sale and installation of DirecTV satellite systems and the addition of advertising revenue. The advertising revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition.
For the third quarter of 2007, total operating costs and expenses increased $75.9 million, primarily due to the acquisition of On Command. Our Guest Pay direct costs increased to $68.2 million as compared to $34.7 million for the third quarter of 2006. Guest Pay operations expenses increased to $15.4 million in the third quarter of 2007 as compared to $8.9 million in the third quarter of 2006. SG&A expenses were $16.1 million in the third quarter of 2007, compared to $7.1 in the prior year quarter. The integration of our On Command and StayOnline acquisitions accounted for $6.3 million of the increase. SG&A as a percentage of revenue was 11.3% in the current quarter compared to 9.2% in the third quarter of 2006. Depreciation and amortization expenses increased to $34.1 million in the current year quarter versus $16.1 million in the third quarter of 2006. The increase was attributable to our acquired companies, which included $15.5 million of depreciation related to acquired fixed assets and $3.1 million related to the amortization of acquired intangibles.
Guest Pay Interactive Services. Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our products include on-demand movies, network-based video games, music and music videos, high-speed Internet access and service fees and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive systems. With the acquisition of On Command, we have expanded our room base to over 1.9 million rooms. Our ability to continue expanding our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system and newly constructed hotel properties.

•	The variety of services offered at the hotel. Rooms equipped with our digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our digital system in all newly contracted rooms and by converting selected tape-based rooms to our digital system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall economic conditions. Our technology enables us to measure popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

September 30, 2007	Page 17

LodgeNet Entertainment Corporation	Form 10-Q
The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	HSIA customer support costs;

➢	Internet connectivity costs;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Products and Services. Our revenue from other services continued to expand and was $11.2 million in the third quarter of 2007, an increase of $8.6 million compared to the prior year quarter. The increase in revenue is attributed to HSIA equipment sales, interactive system sales and advertising revenue. Components of our other revenue sources are as follows:
High Speed Internet Access System Sales, Service and Support. We generate revenue through the sale and installation of high-speed Internet access equipment. In addition, we provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In some cases, we provide the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. In the third quarter of 2007, we generated $6.1 million of HSIA related revenue compared to $1.1 million in 2006. As a result of the acquisitions of StayOnline and On Command, we increased our HSIA room base from approximately 37,000 rooms in the third quarter of last year to approximately 216,000 rooms as of September 30, 2007. We expect that the expertise acquired from StayOnline, together with access to our significantly larger room base, will result in significant growth in our HSIA business in 2008.
Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from the sale and installation of system equipment and long-term agreements with the healthcare facility to provide software maintenance, programming and system maintenance. In the third quarter of 2007, we continued to focus on developing our healthcare business and had 25 facilities under contract as of September 30, 2007. Revenue comes from the initial sale of system hardware, software licensing, and implementation services, and we additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We had 19 interactive systems installed as of September 30, 2007. For the remainder of 2007, we have four healthcare facilities under installation.
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
Other. Revenue generated from other sources includes the following:
➢	revenue generated from the sale of our interactive television systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor;

➢	revenue from the sale of equipment to our international licensees;

➢	revenue from the installation of master antenna wiring and related infrastructure;

➢	revenue from the sale of guest connectivity centers;

➢	revenue from the sale and installation of DirecTV satellite systems; and

➢	revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.

September 30, 2007	Page 18

LodgeNet Entertainment Corporation	Form 10-Q
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
We define net free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities and excluding consideration paid for acquisitions. Net free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about net free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) that do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting net free cash flow information. Our definition of net free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, net free cash flow is not necessarily indicative of amounts of cash that may be available to us for discretionary purposes. Our method of computing net free cash flow may not be comparable to other similarly titled measures of other companies.
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

	September 30,
	2007	2006
Total rooms served (1)	1,954,116	1,051,046
Total Guest Pay interactive rooms (2)	1,852,124	1,003,602
Total HSIA rooms (3)	215,581	36,665
Net new Guest Pay interactive rooms for the three months ended (4)	7,673	(3,011)
Net new Guest Pay interactive rooms for the nine months ended (4)	21,632	1,673

(1)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, properties receiving only basic and premium television services and properties receiving only HSIA services. The increase from 2006 is due to the addition of the On Command room base of approximately 830,000 rooms.

(2)	Guest Pay interactive rooms are equipped with our interactive television systems.

(3)	Represents rooms receiving high-speed Internet service included in total rooms served.

(4)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 17,790 and 18,295 for the three months ended September 30, 2007 and 2006, respectively, and 56,077 and 48,164 for the nine months ended September 30, 2007 and 2006, respectively.

September 30, 2007	Page 19

LodgeNet Entertainment Corporation	Form 10-Q
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

	September 30,
	2007	2006
Net new digital rooms for the three months ended	31,743	24,240
Net new digital rooms for the nine months ended	91,995	81,708
Net new HDTV rooms for the three months ended (1)	12,552	5,351
Net new HDTV rooms for the nine months ended (1)	31,858	11,325
Total HDTV rooms installed (2)	63,502	13,880
Total digital rooms installed	1,443,303	710,793
Digital rooms as a percent of total Guest Pay interactive rooms	77.9%	70.8%

(1)	HDTV rooms are equipped with high-definition capabilities and are included in total digital rooms.

(2)	HDTV rooms are included in the total digital rooms installed.
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

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,	December 31,
	2007	2006	2006	2005	2004
Average cost per room – new installation	$399	$356	$354	$340	$364
Average cost per room – conversion	$310	$235	$252	$262	$284
The increase in the average cost per new and converted rooms from 2006 to 2007 is primarily driven by the change in average room size of the property and the increase in high definition installations, which have a higher cost per room. The incremental cost for a high-definition installation ranges from approximately $50 to $100 per room depending upon the average room size, the mix of high-definition services and the amount of hotel capital contributions.

September 30, 2007	Page 20

LodgeNet Entertainment Corporation	Form 10-Q
Revenue Per Room
Guest Pay revenue can fluctuate based on several factors including the popularity of movie content, mix of movies purchased and the availability of alternative programming. The following table sets forth the components of our Guest Pay revenue per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average monthly revenue per room:
Movie revenue	$17.43	$18.56	$17.00	$17.56
Other interactive service revenue	6.27	5.99	5.96	5.80

Total per Guest Pay room	$23.70	$24.55	$22.96	$23.36

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Guest Pay direct costs per room	$12.31	$11.55	$11.66	$10.67
Guest Pay direct costs as a percent of total revenue	51.9%	47.0%	50.1%	45.7%
Guest Pay direct costs increased to 51.9% in the third quarter of 2007 from 47.0% in the third quarter of 2006. The increase was primarily due to higher programming costs related to our acquired businesses.
Operating Expenses
We continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. Guest Pay operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (“SG&A”) primarily includes administrative payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. The On Command and StayOnline acquisitions accounted for a $6.3 million increase in SG&A expenses. We also incurred approximately $2.5 million of expenses related to the integration of the two acquisitions.
Net Income (Loss)
We focus on improving profitability by increasing room and revenue growth coupled with managing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. As a result of our acquisitions and the refinancing activities, the results for the nine months ended September 30, 2007, included a $22.2 million loss on early retirement of debt, $31.4 million related to the depreciation of acquired fixed assets, $5.0 million of restructuring expense and $5.8 million of amortization of intangible assets associated with our acquisitions. As a result of our acquisitions and the refinancing activities, the third quarter 2007 results included $15.5 million related to the depreciation of acquired fixed assets, $2.3 million of restructuring expense and $3.1 million of amortization of intangible assets associated with our acquisitions. These results are not indicative of our ability to generate net income in the future. The following table sets forth our net income (loss) for the three and nine months ended September 30 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(11,411)	$2,184	$(45,470)	$1,963

September 30, 2007	Page 21

LodgeNet Entertainment Corporation	Form 10-Q
Free Cash Flow
One of our goals is to generate net free cash flow. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a digital room and by varying the number of rooms we install with the digital system in any given period. The free cash flow generated for the quarter and year-to-date was greatly influenced by our acquisition of On Command and StayOnline as well as our refinancing activities. These results may not be indicative of our ability to generate net free cash flow in the future. We expect to see a reduction in the costs associated with acquisition related activities and to begin to see significant synergy benefits starting in 2008. Consequently, we expect to be able to generate net free cash flow in the future.
Levels of net free cash flow are set forth in the following table in thousands of dollars:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash provided by operating activities (1)	$28,298	$23,896	$42,413	$60,520
Property and equipment additions	(21,748)	(11,668)	(59,953)	(36,587)

	6,550	12,228	(17,540)	23,933
Cash used for acquisition activities (2)	(5,071)	(120)	(354,675)	(453)

	$1,479	$12,108	$(372,215)	$23,480

(1)	Cash used for operating activities for the nine months ended September 30, 2007 included $9.2 million of acquisition related working capital, $2.8 million for restructuring and integration activities and $18.6 million for the redemption of our 9.5% Senior Notes.

(2)	Cash used for acquisition activities related to the acquisitions of On Command, THN and StayOnline.
Liquidity and Capital Resources
During the first nine months of 2007, cash provided by operating activities was $42.4 million while cash used for investing activities for property and equipment additions, including growth related capital, was $59.9 million, and cash used for business acquisition-related activities was $354.7 million. For the first nine months of 2006, cash provided by operating activities was $60.1 million while cash used for investing activities, including growth-related capital investments, was $36.6 million, resulting in a net change of $23.5 million. Cash as of September 30, 2007 was $32.2 million versus $22.8 million as of December 31, 2006.
We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of September 30, 2007, working capital was $18.0 million, compared to $19.5 million at December 31, 2006.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility. As of September 30, 2007, we were in compliance with all covenants, terms and conditions related to our Credit Facility. We are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including that portion of debt classified as current, as of September 30, 2007 was $626.1 million versus $270.2 million as of December 31, 2006. The increase in long-term debt is a result of our acquisition activity during the first nine months of 2007.

September 30, 2007	Page 22

LodgeNet Entertainment Corporation	Form 10-Q
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2007	2006
Actual consolidated total leverage ratio (1) (3)	4.30	2.93
Maximum per covenant	5.00	3.75

Actual consolidated interest coverage ratio (2) (3)	4.07	3.67
Minimum per covenant	2.25	2.75

(1)	Our maximum consolidated leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(3)	Maximum consolidated total leverage ratio and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

	Q1 2008	Q3 2008	Q1 2009	Q3 2009
Maximum consolidated total leverage ratio	4.75	4.50	4.25	4.00

Minimum consolidated interest coverage ratio	2.50	2.50	2.75	2.75
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
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio of 5.00 times and a minimum consolidated interest coverage ratio of 2.25 times. The Credit Facility agreement also stipulates that the company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 70% of the outstanding term loan at an average interest rate of 5.05%. The term loan all-in interest rate as of September 30, 2007 was

September 30, 2007	Page 23

LodgeNet Entertainment Corporation	Form 10-Q
7.20%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of September 30, 2007, we were in compliance with all financial covenants of our bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2007, we had outstanding letters of credit totaling $0.8 million.
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
Obligations and Commitments as of September 30, 2007 (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$626,114	$7,387	$13,845	$12,684	$592,198
Interest on bank term loan (1)	287,010	45,453	89,289	87,465	64,809
Interest on derivative instruments	(4,162)	(642)	(1,280)	(1,280)	(960)

Other long-term obligations
Acquired intangible asset (2)	2,500	2,500	—	—	—
Operating lease payments	14,917	5,377	8,639	901	—
Purchase obligations (3)	18,431	18,431	—	—	—
Nintendo minimum royalty (4)	23,800	4,200	8,400	8,400	2,800
Programming related minimum royalties and commissions (5)	8,808	2,715	5,007	1,086	—

Total contractual obligations	$977,418	$85,420	$123,900	$109,256	$658,847

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$810	$810	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	In July 2002, we acquired from Hilton Hotels Corporation the right to provide Internet on television access and television on-demand programming services to participating hotels and the right to independently pursue and further develop interactive television content throughout our entire room base.

(3)	Consists of open purchase orders primarily for the procurement of system components.

(4)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

September 30, 2007	Page 24

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2007 and 2006
Revenue Analysis. Total revenue for the third quarter of 2007 was $142.6 million, an increase of $66.1 million or 86.4%, compared to the third quarter of 2006. The growth was primarily driven by the integration of our On Command and StayOnline acquisitions, which contributed $63.1 million to revenue. The following table sets forth the components of our revenue (in thousands) for the quarter ended September 30:

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$131,387	92.1%	$73,861	96.5%
Other	11,222	7.9%	2,649	3.5%

	$142,609	100.0%	$76,510	100.0%

Guest Pay revenue, including high-speed Internet access (HSIA) service revenues increased $57.5 million or 77.9% to $131.4 million. Revenue generated by the Guest Pay services of On Command contributed $54.8 million. The following table sets forth information with respect to revenue per Guest Pay room for the quarter ended September 30:

	Three Months Ended
	September 30,
	2007	2006
Average monthly revenue per room:
Movie revenue	$17.43	$18.56
Other interactive service revenue	6.27	5.99

Total per Guest Pay room	$23.70	$24.55

The decline was driven by the addition of the On Command room base, which generates lower revenue per room for both movie revenue and basic cable programming.
Other revenue was $11.2 million during the third quarter of 2007 versus $2.6 million in the third quarter of 2006. The increase is attributed to higher HSIA equipment sales, interactive television system equipment sales to hotels and travel centers and the addition of advertising revenue. The advertising revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Direct costs related to Guest Pay services include movie license fees, license fees for other interactive services, commission paid to the hotel and HSIA customer support expenses. Guest Pay direct costs increased $33.5 million, to $68.2 million primarily due to the incremental costs attributed to the On Command products and services.
Direct costs related to other revenue include costs related to system sales, FTG only programming fees, and international royalties. Direct costs related to other revenue increased $6.4 million as a result of increased equipment sales and other acquired lines of business.
Total direct costs increased $39.9 million to $75.9 million in the third quarter of 2007. Total direct costs increased to 53.2% of revenue, as a result of the acquisitions, for the third quarter of 2007 as compared to 47.1% in the third quarter of 2006. In addition, a portion of the increase was driven by lower margin HSIA equipment sales and service and higher programming costs from our acquired businesses.

September 30, 2007	Page 25

LodgeNet Entertainment Corporation	Form 10-Q
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarter ended September 30:

	2007	2006	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	53.2%	47.1%	6.1%

Change drivers:
HSIA related			2.7%
Programming-related costs			2.2%
Other direct costs			1.2%

			6.1%

Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended September 30 (in thousands of dollars):

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$15,430	10.8%	$8,902	11.6%
Selling, general and administrative	16,117	11.3%	7,069	9.2%
Depreciation and amortization	31,020	21.8%	16,099	21.0%
Amortization of acquired intangibles	3,110	2.2%	—	0.0%
Restructuring expense	2,296	1.6%	—	0.0%
Other operating income, net	132	0.1%	—	0.0%

Total operating expenses	$68,105	47.8%	$32,070	41.9%

Guest Pay operations expenses increased to $15.4 million in the third quarter of 2007 as compared to $8.9 million in the third quarter of 2006. Guest Pay operations expenses include $637,000 of integration related costs. Guest Pay operations expenses as a percentage of revenue were 10.8% this year as compared to 11.6% in the third quarter of 2006. Per average installed room, Guest Pay operations expenses decreased to $2.78 per room per month compared to $2.96 in the prior year quarter.
Selling, general and administrative (SG&A) expenses increased $9.0 million to $16.1 million in the current quarter. The On Command and StayOnline SG&A accounted for $6.3 million of the increase. We also incurred approximately $1.9 million of expenses related to the integration of the two acquisitions. As a percentage of revenue, SG&A expenses were 11.3% in the current quarter compared to 9.2% in the third quarter of 2006.
Depreciation and amortization expenses increased to $31.0 million in the current year quarter versus $16.1 million in the third quarter of 2006. The increase was attributable to the $15.5 million of depreciation related to fixed assets of acquired companies. Depreciation and amortization expenses per average Guest Pay room increased to $5.59 in the third quarter of 2007 compared to $5.35 in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses increased to 21.8% in the third quarter of 2007 from 21.0% in the third quarter of 2006.
As a result of our post acquisition activities, we incurred restructuring costs of $2.3 million in the third quarter of 2007. On Command restructuring expenses of $2.3 million consisted of $1.8 million in employee severance and $455,000 of other restructuring costs. Employee severance costs related to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. At September 30, 2007, we had a restructuring accrual for severance in the amount of approximately $2.2 million.

September 30, 2007	Page 26

LodgeNet Entertainment Corporation	Form 10-Q
Operating Loss. As a result of the factors described above, operating loss was $1.4 million in the third quarter of 2007 compared to operating income of $8.4 million in the third quarter of 2006.
Interest Expense. Interest expense was $11.7 million in the current quarter versus $6.4 million in the third quarter of 2006. The increase was driven by the increase in average outstanding long-term debt, which increased to $627.4 million during the third quarter of 2007 from $277.0 million in the third quarter of 2006. As a result of our April 2007 refinancing, the average interest rate was 7.5% this quarter as compared to 9.24% during the third quarter of 2006.
Other (Expense) Income. In the third quarter of 2007, we recorded $317,000 of interest income and $408,000 of other income primarily related to the reversal of a tax provision. In the third quarter of 2006, we recorded $234,000 of interest.
Taxes. During the third quarter of 2007, we incurred state franchise taxes of $325,000 and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired. For the third quarter of 2006, we incurred state franchise taxes of $104,000 which was offset by the $104,000 refund received for overpayments of 2005 Canada income tax.
Net Loss. As a result of the factors described above, net loss was $11.4 million for the third quarter of 2007 compared to a net income of $2.2 million in the prior year quarter.

September 30, 2007	Page 27

LodgeNet Entertainment Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2007 and 2006
Revenue Analysis. Total revenue for the first nine months of 2007 was $352.8 million, an increase of $134.3 million or 61.4%, compared to the first nine months of 2006. The growth was primarily driven by the integration of our On Command and StayOnline acquisitions, which contributed $128.0 million to revenue. The following table sets forth the components of our revenue (in thousands) for the nine months ended September 30:

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Pay	$325,936	92.4%	$211,218	96.6%
Other	26,896	7.6%	7,356	3.4%

	$352,832	100.0%	$218,574	100.0%

Guest Pay revenue, including high-speed Internet access (HSIA) service revenues, was $325.9 million, an increase of $114.7 million or 54.3%. Revenue generated by the Guest Pay services of On Command contributed $107.1 million. The following table sets forth information with respect to revenue per Guest Pay room for the nine months ended September 30:

	2007	2006
Average monthly revenue per room:
Movie revenue	$17.00	$17.56
Other interactive service revenue	5.96	5.80

Total per Guest Pay room	$22.96	$23.36

The decline was driven by the addition of the On Command room base, which generates lower revenue per room for both movie revenue and basic cable programming.
Other revenue increased $19.5 million to $26.9 million during the first nine months of 2007 versus $7.4 million in the first nine months of 2006. The increase is attributed to higher HSIA equipment sales, interactive television system equipment sales to hotels and travel centers and the addition of advertising revenue. The advertising revenue was generated primarily by The Hotel Networks, a subsidiary of the company acquired with the On Command acquisition.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Direct costs related to Guest Pay services include movie license fees, license fees for other interactive services, commission paid to the hotel and HSIA customer support expenses. Guest Pay direct costs increased $66.8 million primarily due to the incremental costs attributable to the On Command products and services.
Direct costs related to other revenue include costs related to system sales, FTG only programming fees, and international royalties. Direct costs related to other revenue increased $14.6 million as a result of the increased equipment sales and other acquired lines of business.
Total direct costs increased $81.4 million to $181.3 million in the first nine months of 2007. Total direct costs were 51.4% of revenue for the first nine months of 2007 as compared to 45.7% in the first nine months of 2006. The increase was driven by lower margin HSIA equipment sales and service and higher programming costs from our acquired businesses.

September 30, 2007	Page 28

LodgeNet Entertainment Corporation	Form 10-Q
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the nine months ended September 30:

	2007	2006	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	51.4%	45.7%	5.7%

Change drivers:
HSIA related			2.8%
Programming-related costs			1.9%
Other direct costs			1.0%

			5.7%

Operating Expenses. The following table sets forth information in regards to operating expenses for the nine months ended September 30 (in thousands of dollars):

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
Guest Pay operations	$39,262	11.1%	$26,752	12.2%
Selling, general and administrative	40,181	11.4%	21,089	9.6%
Depreciation and amortization	77,993	22.1%	49,882	22.8%
Amortization of acquired intangibles	5,825	1.7%	—	0.0%
Restructuring expense	5,034	1.4%	—	0.0%
Other operating income, net	(763)	(0.2)%	(198)	(0.1)%

Total operating expenses	$167,532	47.5%	$97,525	44.6%

Guest Pay operations expenses increased to $39.3 million in the first nine months of 2007 as compared to $26.8 million in the first nine months of 2006. Guest Pay operations expenses include $637,000 of integration related costs. Guest Pay operations expenses as a percentage of revenue were 11.1% this year as compared to 12.2% in the first nine months of 2006. Per average installed room, Guest Pay operations expenses decreased to $2.75 per month in the first nine months of 2007 compared to $2.96 per month in the year earlier period.
Selling, general and administrative (SG&A) expenses increased $19.1 million to $40.2 million in the first nine months of 2007. The On Command and StayOnline SG&A accounted for $14.6 million of the increase. We also incurred approximately $2.1 million of expenses related to the integration of the two acquisitions. As a percentage of revenue, SG&A expenses were 11.4% in the first nine months of 2007 compared to 9.6% in the first nine months of 2006.
Depreciation and amortization expenses increased to $78.0 million in the first nine months of 2007 versus $49.9 million in the first nine months of 2006. The increase was attributable to the $31.4 million of depreciation related to fixed assets of acquired companies. Depreciation and amortization expenses per average Guest Pay room increased to $5.64 in the first nine months of 2007 compared to $5.52 in the prior year first nine months. As a percentage of revenue, depreciation and amortization expenses decreased to 22.1% in the first nine months of 2007 from 22.8% in the first nine months of 2006.
As a result of our post acquisition activities, we incurred restructuring costs of $5.0 million during the first nine months of 2007. StayOnline restructuring expenses of $315,000 were related to employee severance agreements and the consolidation of warehouse and call center operations. On Command restructuring expenses of $4.7 million consisted of $4.0 million in employee severance and $699,000 of other

September 30, 2007	Page 29

LodgeNet Entertainment Corporation	Form 10-Q
restructuring costs. Employee severance costs related to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. At September 30, 2007, we had a restructuring accrual for severance in the amount of approximately $2.2 million.
Other operating income of $763,000 includes $793,000 of recoveries related to early contract terminations. In 2006, other operating income of $198,000 included insurance proceeds received for business interruption losses due to hurricane Katrina.
Operating Income. As a result of the factors described above, operating income was $4.0 million in the first nine months of 2007 compared to operating income of $21.1 million in the first nine months of 2006.
Interest Expense. Interest expense was $29.5 million in the first nine months of 2007 versus $19.5 million in the first nine months of 2006. The increase was driven by the increase in average outstanding long-term debt, which increased to $484.5 million during the first nine months of 2007 from $281.0 million in the first nine months of 2006.
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
Other (Expense) Income. In the first nine months of 2007, we recorded $877,000 of interest income and $412,000 of other income. In the first nine months of 2006, we recorded $556,000 of interest income and a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc
Taxes. During the first nine months of 2007, we incurred state franchise taxes of $547,000 and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired. For the first nine months of 2006, we incurred state franchise taxes of $319,000 and recorded a $90,000 provision for federal alternative minimum tax, which was offset by a $104,000 refund received for overpayments of 2005 Canada income tax.
Net Loss (Income). As a result of the factors described above, net loss was $45.5 million for the first nine months of 2007 compared to a net income of $2.0 million in the prior year first nine months.
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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Pay Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Pay services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

September 30, 2007	Page 30

LodgeNet Entertainment Corporation	Form 10-Q
•	Free-to-Guest Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Pay Services, where the hotel guest is charged directly for the service, we charge the hotel for our Free-to-Guest Services. We recognize revenue from the sale of Free-to-Guest Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain free-to-guest programming services where the revenue is deferred and recognized in the periods that services are provided.

•	High Speed Internet Access System Sales. We provide high-speed Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	High Speed Internet Access Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system is recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. Management expects VSOE to be established in the fourth quarter of 2007 based on market history and 100% renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon installation.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized

September 30, 2007	Page 31

LodgeNet Entertainment Corporation	Form 10-Q
upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DirecTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DirecTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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

September 30, 2007	Page 32

LodgeNet Entertainment Corporation	Form 10-Q
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
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, are not amortized; rather, they are tested for impairment at least annually. These impairment tests require the projection and discounting of cash flows, estimates of future operating performance of the reporting unit being valued and estimates of the fair value of the intangible assets being tested. SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the third step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record such impairment losses. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
Intangible assets, other than goodwill, with definite lives will continue to be amortized over their useful lives. We periodically evaluate the reasonableness of the useful lives of these intangible assets.

Years
Hotel contracts and relationships	10 – 20
Tradenames	15
Acquired technologies and patents	5
Content agreements and relationships	4

September 30, 2007	Page 33

LodgeNet Entertainment Corporation	Form 10-Q
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
Interest. At September 30, 2007, we had debt totaling $626.1 million with an all-in weighted average interest rate of 7.20%. We have two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million, at a rate of 4.97%, both of which expire in June 2011, that effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $440.2 million and variable rate debt of $185.9 million at September 30, 2007. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $72.5 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $1.9 million, assuming other variables remain constant.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2007	Page 34

LodgeNet Entertainment Corporation	Form 10-Q
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
Item 4 — Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

September 30, 2007	Page 35

LodgeNet Entertainment Corporation	Form 10-Q
LodgeNet Entertainment Corporation and Subsidiaries
Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Entertainment Corporation
(Registrant)
Date: November 7, 2007	/ s / Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 7, 2007	/ s / Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

September 30, 2007	Page 36