Form 10-K
period 2007-12-31
LODGENET INTERACTIVE CORP
filed 2008-03-14
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number: 0-22334
LodgeNet Interactive Corporation
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐         .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $680,940,197
The number of shares of common stock of the Registrant outstanding as of March 7, 2008, was 22,990,471 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 92 pages, excluding exhibits. The exhibit index appears on page 48

LodgeNet Interactive Corporation	Form 10-K 2007

Item 11 - Executive Compensation	47

Item 12 - Security Ownership of Certain Beneficial Owners and Management	47

Item 13 - Certain Relationships and Related Transactions	47

Item 14 - Principal Accountant Fees and Services	47

Item 15 — Exhibits and Financial Statement Schedules	48
Rights Agreement
Amended and Restated Employment Agreement
Executive Employment Agreement - David M. Bankers
Executive Employment Agreement - James G. Naro
Executive Employment Agreement - Steven R. Pofahl
Executive Employment Agreement - Gary H. Ritondaro
Executive Employment Agreement - Derek S. White
Executive Employment Agreement - Scott E. Young
Statement of Computation of Ratios
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification
Certification
Certification
As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet”, “LodgeNetRX”, On Command and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. DIRECTV® Sports is a registered trademark of DIRECTV, Inc. Nintendo is a registered trademark of Nintendo of America Inc. iPod is a registered trademark of Apple Inc. All other trademarks or service marks used herein are the property of their respective owners.

LodgeNet Interactive Corporation	Form 10-K 2007

PART I
Item 1 – Business
Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2007, we provided interactive television and other services to approximately 9,900 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide cable television programming, broadband Internet, and advertising media solutions in approximately 1.1 million, 220,000 and 400,000 hotels rooms respectively. In addition, we sell and operate interactive television systems that provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2007, our systems were installed in twenty-three healthcare facilities, with five additional hospitals under contract.
The interactive media and connectivity solutions we offer the hospitality industry generally include entertainment content, interactive television programming, broadband Internet systems, and professional technical and installation services. We provide a wide range of guest-paid entertainment options including on-demand movies, music and games, as well as subscription sports and television on-demand programming. We generally refer to these offerings as guest entertainment content, which guests typically purchase on a per-view, hourly, or daily basis. We also provide a variety of services for which hotels pay us a monthly service fee. These offerings include satellite-delivered basic and premium television programming packages and Internet access customer support services, as well as video, Internet and technical support services. During 2007, we also began delivering advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials or other marketing-based programs. Lastly, we also sell Internet access and interactive television systems and equipment to hotels including related professional design, project management and installations services.
In the healthcare industry, we sell our interactive television systems and license our software to individual healthcare facilities. We generate revenue from the sale of the system hardware, software license and installation services. Additionally, we earn recurring revenues from the provision of on-demand and television entertainment content, patient education content, software maintenance and technical support services.
Our focus is on the execution of our long-term business strategy, which is summarized as follows:
➢	Increase the recurring revenues we earn from our hospitality business by:
o	Expanding the size of our hotel customer base;

o	Selling more content and services by increasing the number of:
▪	High-definition interactive television rooms;

▪	Basic and premium television programming rooms;

▪	Broadband Internet access rooms;

▪	Advertising media services rooms;
➢	Increase the sale of systems and professional technical services to our hotel customers.

➢	Continue to diversify our business into healthcare and other adjacent markets; and

➢	Generate increasing levels of cash flow.
The acquisition of StayOnline, Inc. in February 2007 and Ascent Entertainment Group, Inc., which owns 100% of the capital stock of On Command Corporation (“On Command”), in April 2007 substantially increased our hospitality room base and revenues in 2007 and affected our financial results for the year. Dollar amounts are shown in thousands, except for room data.

LodgeNet Interactive Corporation	1	Form 10-K 2007

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Operations Data:
Total rooms served (1) (5)	1,962,090	1,052,025	1,053,806	1,034,605	994,127
Total Guest Pay interactive rooms (2) (5)	1,860,720	1,004,937	1,001,929	974,798	924,643
Total Digital rooms (3)	1,471,608	733,362	629,085	508,979	385,426
Total Cable Programming (FTG) Rooms (4)	1,068,256	535,777	536,984	525,436	500,170
Total Broadband Internet Rooms (6)	218,619	37,686	—	—	—
Total HD rooms (7)	84,327	23,502	259	—	—

Total revenues	$485,588	$288,213	$275,771	$266,441	$250,149
Operating income	(4,237)	26,932	22,693	12,970	6,500
Depreciation and amortization (8)	116,378	66,311	69,862	77,045	78,459
Share-based compensation	1,737	1,677	288	198	—
Net loss (income)	$(65,172)	$1,841	$(6,959)	$(20,781)	$(35,052)

(1)	Total rooms served include interactive television rooms, rooms served by international licensees, and properties receiving only basic and premium television services and properties receiving only broadband services.

(2)	Interactive rooms are equipped with our interactive television systems.

(3)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within each respective hotel. Digital rooms are included in total Guest Pay interactive rooms and represent 79% of the Guest Pay interactive rooms served as of December 31, 2007.

(4)	Cable programming rooms receiving basic or premium television programming.

(5)	Total room count for 2007 was not affected as a result of Hurricane Katrina but prior years were reduced by 4,053 rooms in 2006 and 8,195 rooms in 2005.

(6)	Represents rooms receiving broadband Internet service and are included in total rooms served.

(7)	HD rooms are equipped with high-definition capabilities and are included in total rooms served and in total digital rooms.

(8)	Includes amortization of acquired intangibles.

LodgeNet Interactive Corporation	2	Form 10-K 2007

Overview of Markets Served
In the hospitality market, we provide our interactive media and connectivity solutions to hotel customers and their guests throughout the United States, Canada, and Mexico, and through licensing arrangements with companies in other select countries.
We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Marriott International Inc. (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Starwood Hotels & Resorts (Westin, W Hotels, Sheraton, Four Points by Sheraton and The Luxury Collection); Hyatt Hotels & Resorts (Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Blackstone Real Estate Group (LXR Collection, La Quinta); Carlson Hospitality (Radisson, Park Plaza, Country Inns & Suites, Park Inn); Four Seasons, Fairmont; Harrah’s; Kimpton Hotel Group; Camino Real; Wyndham (Wyndham; Wyndham Garden; Wingate by Wyndham); Gaylord Hotels; Omni; Loews Hotels, Outrigger; Grand Casino’s Felcor; Interstate; John Q. Hammons, Davidson Hotels, Winegardner & Hammons; Gaylord Hotels; Sands/Venetian and Sage Hospitality, as well as many independent properties.
For interactive television services, our contracts with hotels are generally exclusive and have non-cancelable terms of five to seven years. The exclusive nature of these contracts allows us to estimate (based on historical information and certain operating assumptions) future revenues, cash flows and rates of return related to the contracts prior to making a capital investment decision.
We design, develop, and operate the interactive television systems that are installed at hotel properties. The vast majority of these systems are owned by us, although, in some cases, hotels purchase the systems from us. The interactive system connects each individual hotel room to a server, referred to as the “headend,” located in the hotel. At approximately 80% of these locations, we update the digitally-stored content we offer via a satellite distribution network. The remaining locations are served by our legacy tape-based system. Because of the flexible and modular design of the system architecture, we can typically upgrade our software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.
Beginning in 2005, we began deploying a high-definition (“HD”) configuration of our digital system. This configuration uses the same content management and satellite distribution network as our standard digital system; however, in the HD system, the content is sent in a digital format from the headend server to a commercial, in-room digital television. In our standard digital systems, the content is sent to the in-room television using an analog transport technology. As of December 31, 2007, the new high-definition system was installed and operating in more than 84,000 hotel rooms. We expect that the number of rooms served with our new HD system will expand significantly during the next several years as most of our new installations and system upgrades (associated with a long-term contract extension) will involve this new configuration.
Our interactive television systems provide a broad array of guest entertainment and other interactive services, including:
➢	on-demand movies;

➢	television on-demand programming;

➢	on-demand digital music programming;

➢	subscription sports programming;

➢	Internet on television;

➢	access to Internet-sourced content;

➢	on-screen controls that allow the guest more viewing control and flexibility; and

➢	improved guest marketing and merchandising capabilities.
In addition to interactive television services, we also provide a wide variety of satellite-delivered basic and premium television programming to approximately 57% of our interactive television locations. In those cases, we also install additional equipment that receives and de-crypts the television programming for viewing on the in-room televisions. Hotels generally pay us a fixed fee per room per month for this incremental service.

LodgeNet Interactive Corporation	3	Form 10-K 2007

With the acquisition of The Hotel Networks (“THN”) in 2007 as part of the Ascent acquisition described below, we also provide ten specific satellite-delivered television channels without charge to select, larger hotels. As of December 31, 2007, THN was providing this service in approximately 357,000 rooms. THN’s revenue is derived from the sale of advertising, which THN has the legal rights to insert into the programming on those ten channels in lieu of both the national and local advertising that would otherwise appear on a standard cable system.
We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity, and provide bandwidth management tools. Participating hotels purchase the Internet equipment and installation services from us. We receive on-going monthly service fees from such hotels for technical maintenance and call center support services following the initial installation. As of December 31, 2007, we served approximately 219,000 rooms with broadband Internet services.
In 2004, we also began to offer our interactive television system to healthcare facilities in the United States. As of December 31, 2007, twenty-three hospitals had installed our system, with an additional five facilities under contract. In this market, we sell our interactive systems to healthcare facilities or licensed resellers. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We also earn recurring revenues, under long-term contracts, by providing entertainment content, patient education materials, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2008.
Acquisition of StayOnline, Inc.
In February 2007, LodgeNet Interactive Corporation, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc., a leading provider of high-speed Internet access solutions focused on the lodging industry. We paid approximately $15.5 million in cash for the assets of StayOnline which included a customer room base of more than 135,000 high-speed Internet access (“broadband”) rooms. The acquisition presents a key strategic opportunity to drive additional revenue streams through our customer base by providing broadband Internet solutions and services – one of the most highly demanded services of the business traveler. The combination of StayOnline’s expertise and industry relationships, and our resources and hotel relationships, will allow us to enhance the array of broadband solutions we can deliver to our customers, all backed by our nationwide customer service organization.
Acquisition of Ascent Entertainment Group, Inc.
On April 4, 2007, pursuant to the Stock Purchase Agreement, dated December 13, 2006, among LodgeNet, Liberty Satellite & Technology, Inc. (“Liberty Satellite”) and Liberty Satellite’s parent company, Liberty Media Corporation, LodgeNet acquired 100% of the capital stock of Ascent Entertainment Group, Inc. (“Ascent”), which was a wholly owned subsidiary of Liberty Satellite. Ascent owns 100% of the capital stock of On Command Corporation (On Command). LodgeNet paid approximately $332.1 million in cash and issued 2.05 million shares of its common stock as the purchase price. The share consideration was valued at $23.35 per share by the parties at the time of the execution of the Stock Purchase Agreement on December 13, 2006. Based on the execution date of December 13, 2006, the fair value of the common stock issued, in accordance with EITF 99-12 guidelines, was $50.1 million as determined by averaging the closing stock price for the period beginning two days before and ending two days after the date that the terms of the acquisition were agreed upon and publicly announced. We also incurred other acquisition related costs of approximately $5.6 million. This acquisition supports our long-term business strategy in a number of significant ways: by increasing our room base by approximately 73%, significantly increasing our revenue and cash flow, and providing a room base with the scale necessary to support the development and launch of additional services to diversify our revenue streams in the future. These diversified revenue streams include increased opportunities to provide free-to-guest entertainment, Internet access, and

LodgeNet Interactive Corporation	4	Form 10-K 2007

advertising services, as well as a base to develop future revenue streams, which could include digital signage, new forms of in-room entertainment options and professional services. The acquisition has also resulted in a number of operating synergies that are expected to enhance our operating efficiency over time.
Hospitality Market and Customers
U.S.,Canadian and Mexican Market. The primary market for our interactive television network is the mid-size and large hotel segments within the United States, Canada, and Mexico. Based on industry sources, we estimate that these segments account for approximately 71%, or 3.5 million, of the lodging industry’s estimated 4.9 million rooms. In addition, we believe that growth opportunities are available through (i) supply growth (new construction) within the lodging industry and (ii) rooms currently served by other service providers when their contracts expire.
Diversified Customer Base. We believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2007, no single state or province accounted for more than 13% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Marriott International Inc (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Starwood Hotels & Resorts (Westin, W Hotels, Sheraton, Four Points by Sheraton and The Luxury Collection); Hyatt Hotels & Resorts (Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Blackstone Real Estate Group (LXR Collection, La Quinta); Carlson Hospitality (Radisson, Park Plaza, Country Inns & Suites, Park Inn); Four Seasons, Fairmont; Harrah’s; Kimpton Hotel Group; Camino Real; Wyndham (Wyndham; Wyndham Garden; Wingate by Wyndham); Gaylord Hotels; Omni; Loews Hotels, Outrigger; Grand Casino’s Felcor; Interstate; John Q. Hammons, Davidson Hotels, Winegardner & Hammons; Gaylord Hotels; Sands/Venetian and Sage Hospitality, as well as many independent properties. During 2007, hotels covered by the master services agreement with Hilton Hotels Corporation and Marriott International, represented approximately 18.3% and 13.7%, respectively, of our consolidated revenue. As most of the hotels served under these agreements are owned by independent franchisees, the number of Hilton-owned and Marriott-owned properties each accounted for less than 5% of consolidated revenue. Each property is subject to an individual long-term property level agreement. No other master service agreement accounted for more than 10% of our consolidated revenue.
International Hotel Markets. We also provide services in select international markets — primarily countries located in Central and South America — through licensing arrangements with companies in these areas. Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. During 2007, we also created a wholly-owned subsidiary, LodgeNet International which, in turn, sold an interactive television system to the Venetian Macau Hotel and Casino. Pursuant to a long-term contract, we program, operate and maintain the system and receive a share of the revenue generated from guest entertainment purchases. Financial information related to our domestic and international operations is included in Note 17 of our consolidated financial statements. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe, Asia and other regions through long-term licensing agreements or other arrangements with entities in those areas.
Hospitality Market Services and Products
Interactive Television Programming and Services. Our primary source of revenue is providing interactive television services to the hospitality industry, which the hotel guest buys on a per-view, hourly or daily basis. The interactive system offers a wide variety of guest-paid entertainment options including on-demand movies, music and games, as well as subscription sports and television on-demand programming. It also enables hotels to offer video review of room charges, video checkout, guest surveys, and hotel branding and marketing promotions.
In 2005, we began deploying a high-definition (“HD”) configuration of our digital system, which allows the delivery of a variety of high-definition programming services to guest rooms. The HD configuration uses the same content management and satellite distribution network as our standard digital system; however in the HD system, the content is sent in a digital format from the headend server to a commercial, in-room

LodgeNet Interactive Corporation	5	Form 10-K 2007

digital television. In our standard digital systems, the content is sent to the in-room television using an analog transport technology. The HD system utilizes the Pro:IdiomTM premium content copy protection technology to enable LodgeNet-served hotels to display HD premium satellite and video-on-demand entertainment licensed by satellite programmers and movie studios.  As of December 31, 2007, the new high-definition system was installed and operating in more than 84,000 hotel rooms. We expect that the number of rooms served with our new HD system will expand significantly during the next several years, driven both by new standards for broadcast television and hotel brand standards, as most of our new installations and system upgrades (associated with a long-term contract extension) will involve this new configuration.
In 2005, we also introduced our Hotel SportsNETSM service, which provides guests the ability to purchase daily subscriptions to certain professional and college sports television packages. During 2007, our Hotel SportsNETSM line up included NFL SUNDAY TICKET, NHL CENTER ICE, NBA LEAGUE PASS, MLB EXTRA INNINGS and college sports programming including ESPN’s GamePlan, ESPN’s Full Court and College Sports TV (CSTV). As of December 31, 2007, Hotel SportsNETSM was installed in approximately 224,000 rooms.
The revenues generated from interactive television services are dependent upon a number of factors, including:
➢	the number of rooms equipped with our interactive television system;

➢	the range of interactive television content and services offered at each hotel;

➢	the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives;

➢	the profile of the guest at each property;

➢	the price of the service purchased by the hotel guest; and

➢	the occupancy rate at the property.
Our ability to increase the number of rooms served by our network is dependent on a number of factors, including the desirability of our technology, new hotel construction, and our ability to market our services to hotels upon expiration of competitors’ contracts with those hotels. Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives. The price charged for each programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. In addition, our content management systems allow us to refresh interactive menus, promote different products and different titles to different demographics, and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest. Our systems allow us to measure guests’ entertainment selections and adjust our programming and the pricing of the programming to respond to viewing patterns. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest financial results.
Satellite-Delivered Cable Television Programming. We also offer a wide variety of satellite-delivered basic and premium television programming that is paid for by the hotel and provided to guests at no charge. The television programming is delivered via satellite through DIRECTV pursuant to a long-term agreement and distributed to approximately 57% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition television programming to the extent available from broadcast sources and DIRECTV. During 2007, the percentage of hotels that subscribed to our cable television programming services where we installed our HD interactive television system was approximately 85%, which was substantially higher than our historical subscription rate of approximately 50% of hotels.
With the acquisition of The Hotel Networks (“THN”) in 2007, we also provide ten specific satellite-delivered television channels without charge to select, larger hotels. As of December 31, 2007, THN was providing this service in approximately 357,000 rooms. THN’s revenue is derived from the sale of advertising, which THN has the legal rights to insert into the programming on those ten channels in lieu of both the national and local advertising that would otherwise appear on a standard cable system.

LodgeNet Interactive Corporation	6	Form 10-K 2007

Broadband Internet Access System Sales, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity, and provide bandwidth management tools. We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and our in-house 24-hour call center which provides services seven days a week. As of December 31, 2007, we served approximately 219,000 rooms with broadband Internet services.
Other Services and System Sales. In addition to the sale of systems to our international markets and our hotel customers, we also generate revenue from the sale of interactive television systems and connectivity equipment to Allin Interactive, which installs this equipment on cruise ships. We also offer hotel properties that do not meet our economic and/or demographic profile the opportunity to purchase our interactive television system. We then program, operate and maintain the system and receive a percentage of revenue generated from guest entertainment purchases. Additionally, we sell hotels a variety of connectivity, satellite television reception and video equipment. In addition, we recently created a professional solutions group that offers planning, technical installation, project management and support services, primarily focused on high-definition television and low voltage wiring installations, as wells as managed Internet connectivity services for conferences and meetings.
Contracts. We provide interactive television services under contracts with lodging properties that generally run for a term of five to seven years. Our contracts typically provide that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. Under these contracts, we generally install our interactive television network in the hotel free of charge and retain ownership of all equipment utilized in providing our services (except for the television sets, which are owned by the hotels). The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment, and other considerations. A term of five to seven years is generally adequate to assure that we receive the expected return on our invested capital. In cases where the hotel customer is willing to contribute to the capital costs of the system, the term and other provisions of the agreement can be modified while still assuring a reasonable return on our investment. The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management in a master agreement, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. A master agreement typically gives us an exclusive right to serve corporate-owned or managed properties and a status as a “preferred provider” to franchised properties for a defined period of time, which can range from one to seven years. While the exclusivity period of the master agreements may vary, any property level agreements executed pursuant to a master agreement are determined in a manner similar to individual properties, with terms of five to seven years where we make the capital investment in the system. We also offer to certain hotel customers who would not otherwise qualify for installation of our systems or who desire to exercise greater control over content and pricing, the opportunity to purchase our systems combined with long-term service maintenance and content agreements with us.
For the interactive television programming which is purchased by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on substantially similar or more advantageous terms. Over the next 24 months, approximately 42% of current interactive rooms are in the renewal window. Over the last five years, we have de-installed an average of approximately 3% of our installed base per year. During 2007, we de-installed approximately 44,000 rooms. In addition to certain sites switching to their local cable provider, we have chosen not to renew contracts at select properties, primarily limited service and extended stay properties, as the revenue generated at these properties does not meet our minimum payback criteria. We believe it is a sound business decision as we intend to deploy our capital for renewals and for new rooms where we believe we can generate the highest return on our investment. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe, Asia and other regions through long-term licensing agreements or other arrangements with entities in those areas.

LodgeNet Interactive Corporation	7	Form 10-K 2007

We provide satellite-delivered cable television programming under contracts with hotel properties that generally run for the same term as the interactive television contract. The hotel pays us a fixed fee per room per month for this programming, which in turn is provided to the guest without charge.
We provide broadband Internet access services to hotels pursuant to contracts that generally have terms of two to five years. Pursuant to these agreements, the hotel pays us a fixed fee per room per month for providing a 24x7 help desk service for their guests having questions about accessing the Internet. In some cases, we also enter into technical service agreements, for which the hotel pays an incremental fixed fee per month. We also provide technical services under an hourly service charge arrangement.
Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming, including HD format programming, through a long-term agreement with DIRECTV, which expires in January 2010, whereby we pay a fixed monthly fee per property served. We also have agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe that our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a recently acquired subsidiary, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtained the rights to exhibit sporting event content from the NFL, NHL, NBA, MLB, ESPN and College Sports TV (CSTV), for which we pay a predetermined percentage of gross revenue.
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
Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in real time to input commands from guests. This capability, combined with our menus and guest interface screens, enables us to provide guests with sophisticated interactive television services that include: on-demand movies with pause, skip, forward, back and save functionality, network-based video games, music services, Internet viewing and a variety of other interactive services. Our system also interfaces with the hotel systems allowing guests to review room charges, checkout, take guest surveys and view interactive information about the hotel and its services.
Our interactive television systems consist of equipment located within the guest room and associated equipment required for the generation, reception, storage, amplification and modulation of signals located elsewhere in the hotel. Typical in-room equipment includes a terminal unit and a hand-held television remote control. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard or a video game controller. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s coax network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.

LodgeNet Interactive Corporation	8	Form 10-K 2007

In addition, we are continuing to develop and integrate technologies that enable us to deliver high-definition television and other digital content to our hotels and their guests. These developments extend our digital platform with new technology including specially-equipped digital televisions and set-top or set-back boxes that are able to decrypt and decode this digital content in the guestroom. These HD systems are contrasted with our existing systems that deliver an analog signal to the room from either an analog tape-based or digital storage device. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights.
Our content management systems allow us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of week, among other marketing efforts to the guest.
At those properties where we have sold broadband Internet systems, the systems consist of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. We license Visitor Based Network (VBN) software that manages connections between the guest and the Internet. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.
Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 19 United States and foreign patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems. We also license industry-related technology from third parties.
Healthcare and Adjacent Markets
During 2007, we continued to develop our product offering and presence in the healthcare industry and, as of December 31, 2007, had twenty-three facilities installed with our interactive system and five additional facilities under contract. In this market, we sell our interactive systems to healthcare facilities or licensed resellers. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2008.
In 2006, we began selling our interactive television system combined with a multi-year maintenance contract to a company which produces and markets technology for installation at travel centers that provide various services for sleeper cabs in long-haul trucks. That company purchases our interactive television server and licenses related software for integration with their own proprietary systems, and contracts with us for a variety of entertainment and service options as part of its overall service offering. We are also investigating other adjacent markets into which we can sell our interactive television system.
In 2007, we also sold our interactive television and broadband Internet access systems to several timeshare hotel locations. As in other adjacent markets, we sell the system hardware, license our software and generate recurring revenue from technical maintenance and guest support services, and receive a share of the revenue generated from guest entertainment purchases.
In addition to the sale of systems to our international markets and our hotel customers, we also generate revenue from the sale of interactive television systems and connectivity equipment to Allin Interactive, which installs this equipment on cruise ships.
Programming. Our healthcare programming is provided by various third party distributors. We obtain the non-exclusive rights to show major motion pictures as well as patient education content pursuant to programming agreements. These agreements are typically three to five years in length with programming royalties based on the number of beds at each healthcare facility receiving services. In addition, we also utilize our existing relationships with DIRECTV for our basic cable and premium television programming and Nintendo for video game services.

LodgeNet Interactive Corporation	9	Form 10-K 2007

The programming provided in the travel center and timeshare market is comparable with the programming in the hotel market; accordingly, we utilize our existing vendor relationships and programming arrangements.
Technology and Product Development. We have been able to leverage the technology and product development utilized in the hotel market to the healthcare, travel center and timeshare markets with limited modifications.
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
Sales and Marketing. For the hospitality market, we focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our interactive services to hotel guests. Our sales and marketing organization includes national account representatives who develop relationships with national hotel franchise organizations and management groups and regional sales representatives who maintain relationships primarily with regional hotel management and ownership organizations. We market our services and products to hotels by advertising in industry trade publications, attending industry trade shows and direct marketing. Sales activities are coordinated from our headquarters. Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.
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
For the healthcare market, we sell our interactive systems to healthcare facilities and earn recurring revenues under long-term contracts, by providing entertainment content, patient education materials, software maintenance and technical field service. In this market, we sell our interactive systems to healthcare facilities through third-party sales organizations and company employees. Revenue is earned from the initial sale of system hardware, software licensing, and installation services. We additionally earn recurring revenues, under long-term contracts, by providing entertainment content, software maintenance and technical field service. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2008. Our business model for the healthcare market differs from the business model for the hotel market. For healthcare, we do not use our capital to deploy a system but rather sell the system to the hospitals.
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
Service Operations. We believe that high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from 31 locations throughout the United States, Canada, and Mexico, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative.

LodgeNet Interactive Corporation	10	Form 10-K 2007

Service personnel are responsible for all preventive and corrective systems maintenance. Our service organization is also utilized to support our broadband Internet systems and interactive systems sold to healthcare facilities.
We maintain a toll-free customer support hot line, which is staffed 24 hours a day, 365 days a year by company trained and employed support technicians. The on-line diagnostic capability of our systems enables us to identify and resolve most of reported system service issues from our service control center without visiting the hotel or healthcare facility. When a service visit is required, the modular design of our systems permits service personnel to replace only those components that are defective at the site.
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
Competition
Based on the number of hotels and rooms served, we are one of the world’s largest providers of interactive television and broadband solutions to hotels serving approximately 9,900 hotel properties and over 1.9 million hotel rooms. In our competition for the time and attention of the hotel guest we compete against virtually all aspects of the entertainment and communications industry. Competitors for pay-per-view services include, but are not limited to:
➢	other interactive television service providers such as Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, Oxford SVI, Guest-Tek and other international providers, such as Quadriga, MagiNet and Acentic;

➢	cable, television and broadband service providers, such as Charter Communications, Comcast, Cox Cable and Time Warner;

➢	direct broadcast satellite companies such as DIRECTV and EchoStar Communications;

➢	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	Internet service providers and high-speed portals such as but not limited to iBAHN, Wayport, Guest-Tek, Time Warner, Yahoo, Google and T-Mobile;

➢	companies offering web sites that provide on-demand movies;

➢	rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms and on other portable viewing devices; and

➢	hotels that offer in-room laptops with Internet access or other types of Internet access systems.
Other indirect competition for guest attention and revenue include basic and premium television programming, portable media devices such as MP3 players, iPods, and DVD players, other devices such as laptop computers and cell phones, and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events, and movie theaters. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.
A number of potential competitors, including those identified above, could use their existing infrastructure to provide in-room entertainment services to the lodging industry. Some of these potential competitors are already providing guest entertainment, basic and premium television programming or Internet-related services to the lodging industry. Some of these companies have substantially greater financial and other resources than we do, and it is possible that such competitors may develop a technology that is more cost effective than ours. To respond to competition, we will need to continue to enhance our interactive systems, expand our operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

LodgeNet Interactive Corporation	11	Form 10-K 2007

Moreover, in an effort to accommodate guest requests to view display content from portable media devices on in-room televisions, a number of hoteliers have requested means to connect these devices to the in-room televisions. A number of interconnection devices exist from third parties, and the Company has developed its own product, known as the LaunchPad, to permit content from portable devices to be displayed on the in-room television. One advantage of the LaunchPad product over products from third parties is that it is capable of communicating with the headend as well as the television, which the Company believes could be used to develop additional revenue opportunities by downloading content such as movies or music to portable devices for later use.
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
In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe that our competitive advantages include:
➢	our history of innovation;

➢	our diverse client base;

➢	our proven ability to retain existing customers and secure new ones;

➢	our technically-innovative digital platform;

➢	our high definition platform;

➢	our flexible interactive television system;

➢	our content management system; and

➢	our field service group, which is the largest in the industry providing hotels with on-the-spot attention to any technical issues that they may encounter.
We believe that our past success in securing contracts reflects the strong competitive position of our products and services.
While we believe that our system architecture is comparable or superior to the systems currently being used by our competitors in the hospitality industry, our competitors may develop cost-effective systems that are comparable or superior to ours. Also, we may not be able to continue our current level of success in obtaining new contracts from hotels currently served by other providers or previously un-served, and we may not be able to retain contracts with hotels we serve when our contracts expire.
In the basic and premium television programming market, the local franchised cable operator in a hotel’s market may have a substantial market presence. Such operators generally offer the hotel owner only standard packages of programming typically developed for the residential market rather than the lodging market, and at a fixed price per room based on all the channels provided. We compete with the franchised cable operator for basic and premium programming contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.
Competitive pressures in the interactive television, basic and premium television programming and broadband Internet access segments could result in reduced market share for us, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect our financial condition and operating results.
As we pursue further opportunities within the healthcare market, competitive pressures could result in lower margins and increased expenditures for marketing and product development, each of which could adversely affect our operating results and our ability to expand market share. Our main competitors in this market include, but are not limited to, video on demand entertainment and education providers such as GetWell Network, Allen Technologies and Skylight as well as television and equipment rental companies such as TeleHealth and TVRC.

LodgeNet Interactive Corporation	12	Form 10-K 2007

Competition to provide broadband Internet to hotels is also intense. Market participants include, but are not limited to hotel-specific providers such as Guest-Tek, iBAHN and Wayport, as well as telecom providers such as Verizon, AT&T, MCI, Sprint and many others.
Business Strategy
Expand our recurring revenues from the hospitality market. Within the hospitality market, we believe opportunity exists for the continued growth of our business from (a) the expansion of our hotel customer base, (b) the sales of more content and services to our customers, and (c) an increase in the revenue we earn from advertising media solutions.
o	We believe that growth opportunities are available from (i) supply growth (new construction) within the hospitality market and (ii) rooms currently served by other service providers when their contracts expire. We also believe that the features and benefits of our interactive high-definition television platforms, the capabilities of our proprietary content management system, plus the quality of our nationwide service network provide us with a competitive product and service offering that will enable us to continue to secure long-term contracts within the US, Canada and Mexico hospitality markets. Internationally, we intend to continue to expand into selected countries in Asia, Latin America, South America, Europe and other regions through licensing agreements with entities in those areas or, in certain circumstances, through direct agreements with customers. We may also consider select acquisitions to further our network expansion objectives.

o	We believe that incremental revenue growth opportunities are available within our existing customer base of 1.9 million hotel rooms from (i) expanding the percentage of rooms having high-definition interactive televisions because guests historically have purchased more entertainment from us in rooms with this platform, (ii) increasing the percentage of hotels that purchase basic and premium cable television programming packages, which growth was highly correlated to the expansion of our HD platform in 2007, and (iii) expanding the percentage of hotels that contract for our broadband Internet access help-desk and technical support services based on the strength of our nationwide service organization and the benefits of having a single source provider. As of December 31, 2007, only 5% of our rooms were installed with an HD system, only 57% of the hotels served were purchasing cable television programming from us, and only 12% of the hotels served were taking broadband Internet services from us.

o	We also believe that growth opportunities are available from an expansion of our revenue we earn from advertising media solutions. With the acquisition of The Hotel Networks (THN) in 2007, we began delivering advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials or other marketing-based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics that we believe may be attractive to consumer marketing organizations. As of December 31, 2007, THN was delivering this programming into only 357,000 rooms of our total 1.9 million room base.
Increase the sale of system, services and solutions to the hospitality market. We also believe opportunity exists to expand our revenue from the hospitality market by selling more interactive television, high-definition satellite programming and broadband Internet systems, equipment and professional services to our hotel customers. We offer a wide variety of commercial systems and equipment that hotels need as they upgrade their television systems to the new high-definition technology and internal broadband Internet networks to contemporary standards. We also offer hotel properties that do not meet our economic and/or demographic profile the opportunity to purchase our interactive television system. We program, operate and maintain the system and receive a percentage of revenue generated from guest entertainment purchases. We also sell hotels a variety of connectivity, satellite television receiving and video equipment. In addition, we recently created a professional solutions group that offers consultation, technical installation, project management and support services, primarily focused on high-definition

LodgeNet Interactive Corporation	13	Form 10-K 2007

television and low voltage wiring installations, as well as managed Internet connectivity services for conferences and meetings in hotels.
Diversify our business into healthcare and other adjacent markets. We presently offer our interactive television systems to the healthcare facilities in the United States, primarily for patient education and entertainment. In this market, we sell our interactive system and license our software, and earn recurring revenues from the provision of hardware and software service and maintenance activities and the sale of entertainment content. During 2007, we continued to develop our product offering and presence in the healthcare industry and as of December 31, 2007, had twenty-three facilities installed with our interactive system and five additional facilities under contract. We plan to continue to pursue opportunities in the healthcare market and expect to contract and install additional hospitals in 2008.
Additionally, we have also sold our interactive television systems to organizations in the travel center and timeshare industries. We plan to continue to pursue these opportunities and may explore other adjacent markets in which to sell our interactive television systems or corporate core competencies, including international expansion or other niche markets such as the education and timeshare markets. In these markets, we intend to sell our system and license our software, and earn recurring revenue from the provision of hardware and software maintenance and sale of entertainment or other content.
Generate increasing levels of cash flow. We are also focused on increasing the level of cash flow we generate from our business. During 2007, we generated $58.9 million of cash from operations. We intend to use part of that cash flow and the cash flow we expect to generate in 2008 to make required debt and interest payments and add new rooms to our base and upgrade existing rooms to the new high-definition television platform in exchange for long-term extensions of our service agreements. In addition, most of our growth strategies discussed above are intended to generate new or expanded revenues and cash flows for our company that are not dependent upon a capital investment on our part which will assist us in achieving our cash flow goals. We intend to manage our business and our capital investment activities to generally increase our net free cash flow and decrease our leverage ratios over time.
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
The FCC rules define a multi-channel video programming distributor as “a person such as, but not limited to, a cable operator, a multi-channel multipoint distribution service, a direct broadcast satellite service, or a television receive-only satellite program distributor, who make available for purchase, multiple channels of video programming.” We may be considered to be a multi-channel multipoint distribution service. As such, we may be subject to various provisions of the Communications Act. The Communications Act includes laws and regulations that would benefit our operations, such as provisions that ensure our access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions that subject us to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signal over our systems.
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

LodgeNet Interactive Corporation	14	Form 10-K 2007

performs functions or activities involving the use or disclosure of protected health information on behalf of a covered entity, LodgeNet must comply with the terms and conditions of such contract, which will require LodgeNet to appropriately safeguard the confidentiality, integrity and availability of the protected health information that it receives or transmits on behalf of the covered entity.
Broadband Internet Access. The FCC has classified high-speed Internet access as an interstate information service as defined by the Communications Act. To date, the FCC has not imposed any regulations on information service providers, although it may do so in the future.
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
Employees
As of December 31, 2007, we had 1,459 employees in the United States, Canada and Mexico. We have not experienced any significant labor problems and believe that our relationships with our employees are good.
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

LodgeNet Interactive Corporation	15	Form 10-K 2007

Item 1A — Risk Factors
We experienced substantial net losses in 2007. If we are not profitable in the long-term or do not generate sustained levels of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations, business and the value of our common stock. We generated a net loss of $65.2 million for the fiscal year ended December 31, 2007, as a result of (a) acquisition related costs of restructuring, integration and acquired intangibles, (b) higher interest expense, and (c) a one-time charge related to debt refinancing. We expect to generate a net loss for fiscal year 2008 because of the continuing integration and restructuring, in addition to increased interest and amortization expenses related to the acquisitions completed in 2007.
Acquisitions of companies or technologies may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention, and could result in significant incremental expenses. During 2007, we acquired substantially all of the assets of StayOnline, Inc., a broadband provider to hotels, and acquired 100% of the capital stock of Ascent Entertainment Group, Inc., which owned 100% of the capital stock of On Command Corporation, a provider of in-room entertainment systems to hotels. In addition, we may seek to acquire or invest in businesses, products or technologies that we believe could, among other things, complement or expand our business or otherwise offer growth opportunities. However, current or future acquisitions create risk for us, including difficulties in assimilation of acquired personnel, operations, technologies or products, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. Any acquisition may not generate any additional revenue or provide any benefit to our business. In addition, we have limited experience in acquiring and integrating companies, which could impair our ability to make successful acquisitions. Moreover, the acquisitions of companies or technologies require that we incur significant expenses related to these transactions, such as incremental legal fees, accounting fees, and investment banking fees. While these expenses are capitalized as part of the acquisition cost, if a transaction is not completed, the fees we incur must be expensed. Moreover, new accounting regulations may require us to immediately expense such fees, which could exceed the net income we generate from our ongoing business operations during a given period.
We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on the hotel in-room entertainment business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment service providers that have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites that provide on-demand movies, rental companies that provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels that offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business. A continuing trend toward business combinations and alliances in both the domestic and foreign entertainment service industries may create significant new competitors for us. Many of these combined entities could have resources greater than ours. These combined entities may provide bundled packages of programming, delivery and other services that compete directly with the products we offer. Our competitors may also offer services sooner and at more competitive rates than we do. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases. Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to achieve net free cash flow, which would harm our business.
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

LodgeNet Interactive Corporation	16	Form 10-K 2007

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
New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology such as new video formats, downloading or alternative methods of product delivery and distribution channels such as the Internet or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. While we mitigate risks by continually designing, engineering, and developing products and systems that can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance that we will continue to be successful in these efforts. The deployment of high-definition television (HDTV) and the introduction of new technologies such as Internet Protocol television (IPTV) into the hospitality market could accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including feature-length movies on personal computers. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes. If other technologies become affordable and viable alternative methods of content delivery that are widely supported by studios and adopted by consumers emerge, our business could be adversely affected.
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
We may have to incur significant capital expenditures in order to adapt to technological change. The television-based interactive service industry has been, and is likely to continue to be subject to:
➢	rapid and significant technological change, including continuing developments in technology that do not presently have widely accepted standards; and

➢	frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content.

LodgeNet Interactive Corporation	17	Form 10-K 2007

New technologies may emerge that may be superior to, or may not be compatible with some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we may have to incur capital expenditures for high-definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
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
If our products or services employ technology that infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past — and may be in the future — that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.
Diversification activities may not be successful and may divert management attention from our core business. We have sought to diversify our business and decrease reliance on revenue from the hospitality industry. These activities have included sales of systems to healthcare facilities and travel centers and may include additional markets in the future that we consider to be complimentary to our other businesses. However, the diversification into areas in which we do not have the same experience as our core business involves a variety of risks, such as diversion of limited resources and personnel from our core business as well as management’s time and attention.
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

LodgeNet Interactive Corporation	18	Form 10-K 2007

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
The lack of quality programming or a change in available content could reduce our profitability and cash flows. Our profitability and cash flow is dependent on our ability to provide quality and popular programming to our hotel guests. We currently provide hotel guests major movies that we obtain from movie studios. The quality and popularity of major movies available at any given time and from year to year can vary widely. Generally, the more popular titles at the box office will also be more popular with hotel guests. We also provide hotel guests independent films most of which are non-rated and intended for mature audiences, music services and Nintendo video games. Our ability to be profitable and generate positive cash flow depends upon our ability to provide content for which hotel guests are willing to pay. However, we cannot predict the future popularity or quality of the movies, music, games or other content that we provide or may provide in the future. If, for any reason, such content became less popular than it is currently, or is not made available to us for distribution on a timely basis, our business could be adversely impacted. In addition, if any significant portion of the content we provide to hotel guests were to become unavailable, for reasons that could include licensing difficulties, governmental regulation or issues of public standards, our business could be adversely impacted. In addition, any negative publicity, lawsuit, or boycotts by opponents of the mature-themed programming content could have a negative impact on the willingness of the lodging industry to offer such content to guests that in turn, could have a material adverse effect on our revenues and ability to achieve stated business goals.
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

LodgeNet Interactive Corporation	19	Form 10-K 2007

Our revenue is affected by seasonality and dependent on other factors beyond our control including a recession in the US. Our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms that buy movies or other services at the property, and the price of the services. Occupancy rates vary based on the property’s location, its competitive position with the marketplace, seasonal factors, general economic conditions, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises, and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms that buy movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies and other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.
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
We have substantial debt and significant interest payment requirements related to our acquisitions. As of December 31, 2007, we had $624.6 million of debt outstanding. Subject to restrictions in our Credit Facility and instruments governing our current and future debt securities, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our level of debt could have significant consequences on our business, including the following:
➢	we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

➢	we will need to use a large portion of our cash flow to pay interest on borrowings under our Credit Facility and other debt instruments, which will reduce the amount of money available to fund operations, capital expenditures and other activities;

LodgeNet Interactive Corporation	20	Form 10-K 2007

➢	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

➢	we are more vulnerable to economic downturns and adverse development in our business;

➢	we may not have the flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services; and

➢	our various debt instruments contain cross-default provisions; if we default under any of these instruments, such default could constitute a default under our other debt instruments and may result in the acceleration of such indebtedness.
Covenant restrictions under our current Credit Facility may limit our ability to operate our business. Our current Credit Facility contains covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility restricts, among other things, our ability and the ability of our subsidiaries to:
➢	borrow money;

➢	pay dividends;

➢	purchase or redeem stock;

➢	repay subordinated indebtedness before its stated maturity date;

➢	make investments and extend credit;

➢	engage in transactions with affiliates;

➢	engage in sale-leaseback transactions;

➢	consummate certain asset sales;

➢	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

➢	create liens on our assets.
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

LodgeNet Interactive Corporation	21	Form 10-K 2007

The price of our common stock may be volatile. As of December 31, 2007, a substantial portion of our common stock was held by a limited number of institutional investors, and the amount of capital stock held by non-institutional holders is believed to be limited. This concentration of ownership may limit the amount of stock available for sale or purchase at any particular time, and may result in significant increases or decreases in the price of our common stock due to factors which may not reflect the market as a whole or our economic condition or results of operations.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Our headquarters, including our distribution center and principal executive offices, are located in Sioux Falls, South Dakota. Our owned facility occupies approximately 239,000 square feet including approximately 100,000 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 42,000 square feet for warehouse space. We are currently adding an additional 40,000 square feet of space to our existing corporate facility. We believe that our facility, with the new addition, will be sufficient to accommodate foreseeable local operational space requirements.
We lease 44 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States, Canada and Mexico. No individual facility occupies greater than 120,000 square feet.
Item 3 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges that the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks”. The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. The Company believes that it does not infringe the patent in question, has filed responsive pleadings as well as a motion for summary judgment, has a number of other substantive defenses, and is vigorously defending the action.
Item 4 — Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

LodgeNet Interactive Corporation	22	Form 10-K 2007

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ Stock Market (“NASDAQ Exchange “) under the symbol “LNET”. Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering. As of March 7, 2008, there were outstanding 22,990,471 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low closing sales prices of our common stock as reported by NASDAQ.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2007	30.72	24.26	March 31, 2006	15.70	13.05
June 30, 2007	36.01	30.48	June 30, 2006	19.33	15.41
September 30, 2007	34.56	23.67	September 30, 2006	19.41	17.80
December 31, 2007	28.24	17.44	December 31, 2006	26.75	17.63
On March 7, 2008, the closing price of our common stock, as reported by NASDAQ Exchange was $8.65. Stockholders are urged to obtain current market quotations for our common stock. As of March 7, 2008, we have 121 stockholders of record with approximately 86.8% of the shares held in “street name”. We estimate that as of March 7, 2008, we had more than 1,700 beneficial owners of our common stock.
The following table provides information with respect to acquisitions by us of our shares of common stock during the fourth quarter ended December 31, 2007 (in thousands of dollars, except share data):
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
12/1/2007 - 12/31/07	60,000	$17.91	60,000	$13,924
We purchased 60,000 shares during the fourth quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $15.0 million of our common stock. This repurchase program was publicly announced in a press release on December 4, 2007.
Dividends
No dividends have been paid to date on our common stock. The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.
Stockholder Rights Plan
In February 1997, we adopted a stockholder rights plan, which was amended and restated effective in February 2007. The restated Stockholder Rights Plan was submitted to a vote of the shareholders at the Company’s annual meeting in May 2007, but was not approved and terminated on February 28, 2008. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event that an offer for LodgeNet is received that is either inadequate or not in the best interest of all stockholders.
Under the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on March 10, 1997. Each right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of a new series of Series A Participating Preferred Stock, at a price of $60.00.

LodgeNet Interactive Corporation	23	Form 10-K 2007

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
On February 28, 2007, the Board of Directors of the Company adopted an Amended and Restated Rights Plan (the 2007 Amended Rights Plan), which provides for a “TIDE Committee,” selected by and composed solely of independent directors of the Board, to review the Amended Rights Plan every three years, and to provide recommendations to the Board concerning the Rights Plan, including any modifications to the Amended Rights Plan, up to and including termination thereof.

LodgeNet Interactive Corporation	24	Form 10-K 2007

The 2007 Amended Rights Plan incorporated a provision, which requires that any offer meeting specified criteria (a “Qualified Offer”) will be submitted to the Company’s stockholders for consideration in certain circumstances. Under the Amended Rights Plan a Qualified Offer must include the following criteria:
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
As the 2007 Amended Rights Plan was not ratified by the Shareholders at the Company’s annual meeting on May 9, 2007, it expired on February 28, 2008. However, on February 28, 2008, the Company entered into a new rights plan (the “2008 Rights Plan”), which differs from the 2007 Amended Rights Plan principally in that (a) the term is reduced to a maximum of three years unless ratified by the Shareholders of the Company before the end of any three year period, (b) in the event of a Qualified Offer, the Rights Plan can be redeemed by a simple majority of the Shareholders at a special meeting convened by such purpose, (c) the provisions requiring review by the TIDE Committee have been eliminated, and (d) the definition of a “Qualified Offer” was amended to require that the offer be at a price greater than the highest reported market price per share during the prior 12 months, as compared to the prior plans that referred to a 24 month period. The Company intends to present the 2008 Rights Plan to the shareholders for approval at the 2008 Annual Meeting of the Shareholders.

LodgeNet Interactive Corporation	25	Form 10-K 2007

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
Guest Pay	$446,235	$277,433	$267,754	$258,571	$243,732
Other	39,353	10,780	8,017	7,870	6,417

Total revenues	485,588	288,213	275,771	266,441	250,149
Direct costs (exclusive of operating expenses and depreciation and amortization)	253,163	131,953	123,228	119,193	111,947
Operating expenses (1)	236,662	129,328	129,850	134,278	131,702

Income from operations	(4,237)	26,932	22,693	12,970	6,500

Investment gains	—	—	—	—	250
Write-off of debt issuance costs (2)	(22,195)	(227)	(272)	(810)	(7,061)
Interest expense	(40,950)	(25,730)	(29,351)	(31,891)	(34,239)
Other (expense) income, net	1,527	1,165	421	(629)	(43)

Income (loss) before income taxes	(65,855)	2,140	(6,509)	(20,360)	(34,593)
Benefit (provision) for income taxes (3)	683	(299)	(450)	(421)	(459)

Net (loss) income	$(65,172)	$1,841	$(6,959)	$(20,781)	$(35,052)

Net (loss) income per common share (basic and diluted)	$(3.00)	$0.10	$(0.39)	$(1.36)	$(2.80)

Other Data:
Capital expenditures (4)	$79,097	$48,268	$51,855	$54,917	$52,868
Average cost per room – new installation	$399	$354	$340	$364	$405
Depreciation and amortization (5)	$116,378	$66,311	$69,862	$77,045	$78,459
Restructuring costs / expenses	$11,158	$—	$—	$—	$—
Share-based compensation	$1,737	$1,677	$288	$198	$—

Non-Financial Operating Data:
Total rooms served (6) (9)	1,962,090	1,052,025	1,053,806	1,034,605	994,127
Guest Pay interactive rooms served (7) (9)	1,860,720	1,004,937	1,001,929	974,798	924,643
Rooms with Digital services (8)	1,471,608	733,362	629,085	508,979	385,426
Rooms with HD services (10)	84,327	23,502	259	—	—
Cable Programming (FTG) Rooms (11)	1,068,256	535,777	536,984	525,436	500,170
Total Broadband Internet Rooms (12)	218,619	37,686	—	—	—
Average monthly revenue per Guest Pay room:
Movie revenue	$16.62	$17.27	$17.00	$17.39	$17.55
Other interactive service revenue	5.97	5.75	5.53	5.47	5.04

Total	$22.59	$23.02	$22.53	$22.86	$22.59

LodgeNet Interactive Corporation	26	Form 10-K 2007

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$25,569	$22,795	$20,742	$24,995	$2,772
Total assets	$693,823	$263,209	$263,072	$283,036	$283,268
Total debt	$624,594	$270,169	$292,000	$312,291	$368,248
Total stockholders’ deficiency	$(48,242)	$(58,122)	$(70,233)	$(72,118)	$(129,002)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Cash Flows Data:
Cash provided by operating activities	$58,869	$72,301	$64,285	$60,614	$48,563
Property and equipment additions	(79,097)	(48,268)	(51,855)	(54,917)	(52,868)

	(20,228)	24,033	12,430	5,697	(4,305)
Cash used for acquisition and other activities, net	(354,177)	(2,336)	400	—	250

	$(374,405)	$21,697	$12,830	$6,264	$(5,055)

(1)	Operating expenses for 2007 included integration expenses of $5.6 million and restructuring expenses of $11.2 million. Integration expenses are defined as incremental costs associated with activities to combine or merge an operation that is not being closed, exited, or disposed of. Since we will realize certain future benefits, these costs are accounted for within our Guest Pay operating expenses and SG&A expenses as components of continuing operations.
(2)	During 2007, we redeemed 199,990 notes of our 9.50% Senior Notes due June 15, 2013, and as a result of the early redemption we recognized a loss of $22.2 million, representing call and tender premiums and related expenses including the write off unamortized debt issuance costs.
(3)	The benefit (provision) for income taxes consists of current federal income, state franchise taxes, and foreign taxes.
(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.
(5)	Includes amortization of acquired intangibles.
(6)	Total rooms served include guest pay interactive rooms, rooms served by international licensees, and properties receiving only basic and premium televisions services.
(7)	Interactive rooms are equipped with our interactive television systems.
(8)	Digital rooms are equipped with an interactive digital system where on-demand movies, television on-demand programming, and music content are stored in a digital format and are updated and delivered via satellite to our systems within respective hotels. Digital rooms are included in total Interactive rooms and represent 79% of the Interactive rooms served as of December 31, 2007.
(9)	Total room count for 2007 was not affected as a result of Hurricane Katrina but prior years were reduced by 4,053 rooms in 2006 and 8,195 rooms in 2005.
(10)	HD rooms are equipped with high-definition capabilities.
(11)	Cable programming rooms are equipped to provide satellite-delivered basic and premium television programming and are included in total rooms served.
(12)	Represents rooms receiving broadband Internet service included in total rooms served.

LodgeNet Interactive Corporation	27	Form 10-K 2007

Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements”. When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to estimated free cash flow, debt ratios and synergies, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 14, 2008, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
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
Executive Overview
During 2007, we transformed our company from a company historically focused on movies and entertainment to an organization that is now the largest provider of interactive media, and connectivity solutions to the hospitality and healthcare industries. We continue to build upon our corporate strategy of expanding our networks and integrating additional market-valued solutions. In February 2007, we acquired substantially all of the assets of StayOnline, Inc., a leading provider of broadband solutions focused on the lodging industry, which presents an opportunity to drive additional revenue streams through our customer base by providing broadband Internet solutions and services – one of the most highly demanded services of the business traveler. The combination of StayOnline’s expertise and industry relationships, with our significant resources and hotel relationships, will allow us to enhance the array of broadband solutions we can deliver to our customers, all backed by our nationwide customer service organization.

LodgeNet Interactive Corporation	28	Form 10-K 2007

Another significant 2007 step that expands our networks to a broader range of solutions for our customers was our acquisition of On Command Corporation (On Command). On April 4, 2007, we acquired, for $380 million, 100% of the capital stock of Ascent Entertainment Group, Inc. (“Ascent”), which was a wholly owned subsidiary of Liberty Satellite. Ascent owned 100% of the capital stock of On Command. This acquisition expands the benefits that we can bring to our hospitality customers. On Command provides interactive media services to approximately 832,000 hotel rooms throughout the United States, Canada, and Mexico. It also owned 80% of the capital stock of The Hotel Networks, Inc., (“THN”) a distributor of advertising-supported, satellite-delivered television programming to approximately 357,000 rooms throughout the United States. In July of 2007, we acquired the remaining 20% interest of THN. During 2007, we initiated and substantially completed a plan to integrate the acquisitions into LodgeNet. As a result of our transformation into interactive media, and connectivity services, in early 2008, we changed the name of LodgeNet Entertainment Corporation to LodgeNet Interactive Corporation.
For 2007, we achieved revenue of $485.6 million, an increase of $197.4 million over 2006. Our net loss of $(65.2) million or $(3.00) per share (basic and diluted) included post acquisition costs of $25.3 million for restructuring, integration, and amortization of acquired intangibles and a $22.2 million one-time charge for debt refinancing. We have increased total rooms by 87% to almost 2.0 million, more than doubled the digital rooms to approximately 1.5 million, doubled the number of cable programming rooms served, expanded high definition (HD) rooms by more than two and a half times to 84,000, and increased broadband Internet rooms by almost five fold to 219,000. We also added advertising media services into approximately 400,000 rooms, and expanded our healthcare base to more than 20 facilities. Our strategic transformation places us in a unique position to deepen our customer relationships and drive new revenues. Leveraging on the significant benefits of our accelerated integration, we believe we are positioned to drive additional operational efficiencies and diversify our revenues by focusing on delivering high-definition television, broadband Internet, and professional and advertising media solutions across our expanding customer base in 2008 and beyond.
For 2007, our Guest Pay revenue, which includes guest entertainment purchases and contracted revenue from hotels for services such as basic and premium programming television channels and broadband Internet connectivity, increased $168.8 million or 60.8% to $446.2 million. Other revenue, which includes healthcare, advertising and media services (THN), broadband and interactive television system sales, increased to $39.4 million during 2007 versus $10.8 million in 2006. The increase was a direct result of the acquisitions previously discussed and our business diversification initiatives.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $253.2 million, an increase of $121.2 million as compared to $132.0 million in 2006. As a percentage of revenue, direct costs related to Guest Entertainment programming and hotel commissions remained flat year over year. The increase in total direct costs to 52.1% in 2007 as compared to 45.8% last year was driven by two primary components; 1) the lower margin inherent in the broadband business and 2) higher programming costs related to the On Command basic and premium television programming business. We expect to eliminate these discounts and reverse the lower margins as certain hotel sites are upgraded to high-definition television capabilities. The balance of the increase is from nominal increases to programming costs and hotel commissions.
As a result of the acquisitions, Guest Pay operations expenses increased to $54.1 million in 2007 compared to $35.2 million in 2006. Guest Pay operations expenses included $1.7 million of integration related expenses. As a percentage of revenue, Guest Pay operations expenses were 11.1% this year compared to 12.2% in 2006. Per average installed room, operations expenses decreased to $2.71 per room per month compared to $2.92 in the prior year.
Selling, general and administrative (SG&A) expenses increased $26.9 million as a result of the acquisitions from $29.0 million in 2006 to $55.9 million in the current year, which included G&A expenses from both acquired companies. Also included within this year’s SG&A expenses were approximately $4.0 million of integration expenses. As a percentage of revenue, SG&A expenses were 11.5% in the current year compared to 10.1% in 2006. SG&A expenses per average installed room were $2.79 in 2007 compared to $2.41 per average installed room in 2006.
In conjunction with our acquisitions, we initiated a restructuring and integration plan during 2007 with the goal of eliminating duplicative functions and achieving greater operating efficiencies (see Note 15 to the Consolidated Financial Statements). We incurred restructuring costs of $11.2 million during the year. The restructuring expenses were related to employee severance costs for consolidation of administrative, sales, engineering, marketing, programming and technical operations departments, consolidation of warehouse and manufacturing facilities, and consolidation of our call center operations.

LodgeNet Interactive Corporation	29	Form 10-K 2007

Our cash and liquidity position remained stable through the acquisitions and accelerated restructuring and integration activities. We ended the year with cash of $25.6 million and we are in compliance with all bank covenants. For the year, cash provided by operating activities was $58.9 million, which was reduced by $38.2 million of cash used primarily for acquisition refinancing, restructuring and integration related activities. We used cash for property and equipment additions, including growth related capital of $79.1 million. In addition, cash used for the acquisition investments was $354.8 million, which was primarily funded from our debt refinancing.
Core Businesses
Guest Pay Interactive Services (includes guest entertainment purchases and revenue from hotels for services such as free-to-guest television channels and broadband Internet connectivity). Our primary source of revenue is providing in-room, interactive television services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts that may not meet our return on investment requirement and may select programming from a local cable provider.
•	The variety of services offered at the hotel. Rooms equipped with our high-definition or standard digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our HDTV system in all newly contracted rooms and by converting selected rooms to our HDTV system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

LodgeNet Interactive Corporation	30	Form 10-K 2007

The primary direct costs of providing Guest Pay interactive services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	broadband Internet connectivity costs and call center support;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Other Products and Services. Our revenue from other services increased $28.6 million to $39.4 million during 2007 versus $10.8 million in 2006. The increase was a direct result of our initiatives to diversify our revenue including the expansion of our advertising and media services, increased broadband equipment and interactive television system equipment sales to hotels, increased equipment sales to health care facilities and increased equipment sales to travel centers. The advertising and media revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition.
Revenue generated from other products and services includes the following:
➢	revenue generated from our advertising and media services;

➢	revenue generated from the sale of our Guest Pay interactive systems to healthcare facilities, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue generated from the sale of our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue from the sale of miscellaneous system equipment such as multi-service connection equipment, television remotes and service parts and labor;

➢	revenues from the sale of equipment to our international licensees;

➢	revenues from the installation of master antenna low voltage wiring and related infrastructure;

➢	revenues from the sale and installation of DIRECTV satellite systems; and

➢	revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.

LodgeNet Interactive Corporation	31	Form 10-K 2007

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
We define net free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities and excluding consideration paid for acquisitions. Net free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about net free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) that do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting net free cash flow information. Our definition of net free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, net free cash flow is not necessarily indicative of amounts of cash that may be available to us for discretionary purposes. Our method of computing net free cash flow may not be comparable to other similarly titled measures of other companies. A reconciliation of net free cash flow to cash provided by operating activities is provided as follows (in thousands of dollars):

	2007	2006	2005
Net free cash flow	$(374,405)	$21,697	$12,830
Add:
Cash used for property and equipment additions	79,097	48,268	51,855
Cash used for acquisitions and other activities	354,177	2,336	(400)

Cash provided by operating activities	$58,869	$72,301	$64,285

Free Cash Flow
In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a HDTV or digital room and by varying the number of rooms we install with the HDTV or digital system in any given period. During 2007, cash expenditures for our acquisition activities included $354.8 million for acquisition investments and $38.2 million of cash used primarily for acquisition refinancing, restructuring and integration related activities.
Levels of net free cash flow are set forth in the following table in thousands of dollars:

	2007	2006	2005
Cash provided by operating activities (1)	$58,869	$72,301	$64,285
Property and equipment additions	(79,097)	(48,268)	(51,855)

	(20,228)	24,033	12,430
Cash used for acquisitions and other activities (2)	(354,177)	(2,336)	400

	$(374,405)	$21,697	$12,830

(1)	Cash provided by operating activities for the year ended December 31, 2007, included $38.2 million of cash used for acquisition refinancing, restructuring and integration including $18.6 million for the redemption of our 9.5% Senior Notes.

(2)	Cash used for acquisition activities related to the acquisitions of On Command, THN and StayOnline.

LodgeNet Interactive Corporation	32	Form 10-K 2007

Capital investment including expansion capital, which we define as capital used for new room installations, is set forth in the following table in thousands of dollars:

	2007	2006	2005
Expansion capital investment (1)	$24,668	$22,291	$24,231
Renewal investment (2)	25,772	13,317	14,091
Corporate capital and minor extensions (3)	28,657	12,660	13,533

	$79,097	$48,268	$51,855

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contact extensions.

(3)	Capital investment for corporate infrastructure including computers, equipment, software development and minor system upgrades.
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. During 2007, our room base increased by more than 900,000 rooms, primarily from the acquisition of On Command. Over the last five years, de-installation activity averaged approximately 3% of our total installed room base. As lower revenue tape-based systems come up for contract renewal the overall economics may not support upgrading the site to our HDTV system. In these situations, many properties decide to switch to their local cable provider or we may elect to remove a certain number of these sites from our interactive television room base. We expect this trend to continue as we focus on the quality of rooms installed and upgraded with an objective of greater returns when investing our capital dollars. We installed our systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2007	2006	2005
Total rooms served (1)	1,962,090	1,052,025	1,053,806
Total Guest Pay interactive rooms (2)	1,860,720	1,004,937	1,001,929
HD rooms (3)	84,327	23,502	259
Total Cable Programming (FTG) Rooms (4)	1,068,256	535,777	536,984
Total Broadband Internet rooms (5)	218,619	37,686	—
Net new Guest Pay interactive rooms (6)	30,228	3,008	35,326

(1)	Total rooms served include interactive television rooms, rooms served by international licensees, properties receiving only basic and premium television services and properties receiving only broadband services. The increase from 2006 is due to the addition of the On Command room base of approximately 830,000 rooms.

(2)	Interactive rooms are equipped with our interactive television systems.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable programming rooms receiving basic or premium television programming.

(5)	Represents rooms receiving broadband Internet service included in total rooms served.

(6)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 71,430, 65,993 and 71,731 for 2007, 2006 and 2005, respectively.

LodgeNet Interactive Corporation	33	Form 10-K 2007

High Definition and Digital Room Growth
We continue to expand our digital base, including high-definition television (HDTV), as we install our HDTV system in newly contracted rooms and convert select rooms to the HDTV system in exchange for long-term contract extensions. Rooms equipped with our digital or HDTV system typically generate higher revenue since the range of services is greater than rooms equipped with our tape-based systems.

	2007	2006	2005
Total digital rooms installed	1,471,608	733,362	629,085
Digital rooms as a percent of total Guest Pay interactive rooms	79%	73%	63%
Net new digital rooms installed	120,300	104,277	120,106
Total HDTV rooms installed (1)	84,327	23,502	259

(1)	HDTV rooms are equipped with high-definition capabilities and are included in total digital rooms.
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

	2007	2006	2005
Average cost per room — new installation	$399	$354	$340
Average cost per room — conversion	$309	$252	$262

Average cost per HD room — new installation	$460	$438	$—
Average cost per HD room — conversion	$312	$289	$—
The increase in the average cost per new room from 2006 to 2007 is primarily driven by the decrease in average number of rooms per property and the increase in high definition installations, which have a higher equipment cost per room. The incremental cost for a high-definition installation ranges from approximately $50 to $100 per room depending upon the average number of rooms per property, the mix of high-definition services and the amount of capital contributed by the hotel.
Revenue Per Room
Guest Entertainment revenue can fluctuate based on several factors including the popularity of movie content, mix of movies purchased and the availability and popularity of free alternative programming. The following table sets forth the components of our Guest Entertainment revenue per room for the years ended December 31:

	2007	2006	2005
Average monthly revenue per room:
Movie revenue	$16.62	$17.27	$17.00
Other interactive service revenue	5.97	5.75	5.53

Total per Guest Pay room	$22.59	$23.02	$22.53

Certain contracts within our acquired On Command customer base included discounts for satellite-delivered basic and premium television programming which negatively impacted other interactive service revenue. We expect to eliminate these discounts as the sites are upgraded to high-definition television capabilities.

LodgeNet Interactive Corporation	34	Form 10-K 2007

Direct Costs
Guest Entertainment direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission retained by the hotel, and programming and other related costs. As a percentage of revenue, direct costs related to movie programming and hotel commissions remained flat year over year. Guest Entertainment direct costs related to hotel services increased by 520 basis points over 2006 and were driven by two primary components; 1) 190 basis points were associated with our acquired broadband Internet business, and 2) 290 basis points were associated with the lower margins related to the On Command basic and premium television programming business. The balance of the change was from nominal increases in other direct costs. The following table sets forth our Guest Entertainment direct expenses per room and as a percent of revenue during the years ended December 31:

	2007	2006	2005
Guest Pay direct costs per room	$10.26	$10.51	$10.03
Guest Pay direct costs as a percent of total revenue	50.8%	45.6%	44.5%
Operating Expense
System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (“SG&A”) primarily includes administrative payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. The On Command and StayOnline acquisitions added more than 800,000 rooms to the serviceable room base and accounted for a $37.7 million increase in SG&A and system operations expenses. We also incurred approximately $11.2 million of expenses related to the restructuring of the two acquisitions during 2007 (see Note 15 to the Consolidated Financial Statements).

	2007	2006	2005
Guest pay operating expenses (1)	$2.71	$2.92	$2.96
SG&A expense (2)	2.79	2.41	2.14
Depreciation and amortization (D&A)	5.56	5.50	5.88
Amortization of acquired intangibles	0.51	—	—
Restructuring	0.64	—	—
Other operating expense (income), net (3)	(0.04)	(0.10)	(0.04)

	$12.17	$10.73	$10.94

(1)	Guest Entertainment operating expenses include $1.7 million directly related to integration activities.

(2)	SG&A expenses include $4.0 million directly related to integration activities.

(3)	Other operating income includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina and recoveries related to early contract terminations.
Net Income/(Loss)
As a result of our acquisitions and the refinancing activities in 2007, net loss was $(65.2) million compared to net income of $1.8 million in 2006. The net loss included $25.3 million of acquisition related costs for restructuring, integration, and amortization of acquired intangibles and a $22.2 million one-time charge related the debt refinancing. These results are not indicative of our ability to generate net income in the future. The following table sets forth our net income (loss) for the year ended December 31 (in thousands of dollars):

	2007	2006	2005
Net (loss) income	$(65,172)	$1,841	$(6,959)

LodgeNet Interactive Corporation	35	Form 10-K 2007

Liquidity and Capital Resources
Our cash and liquidity position remained stable throughout 2007. We ended the year with cash of $25.6 million and are in compliance with all bank Credit Facility and covenants. For the year, cash provided by operating activities was $58.9 million, which was reduced by $38.2 million of cash used primarily for acquisition refinancing, restructuring and integration related activities. We used cash for property and equipment additions, including growth related capital of $79.1 million. In addition, cash used for the acquisition investments was $354.8 million, which was primarily funded from our debt refinancing. During 2006, cash provided by operating activities was $72.3 million while cash used for investing activities, including growth-related capital investments, was $48.3 million. Cash as of December 31, 2007 was $25.6 million versus $22.8 million as of December 31, 2006.
Our principal sources of liquidity are our cash on hand, operating cash flow and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of December 31, 2007, working capital was $8.1 million, compared to $19.5 million at December 31, 2006.
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility. Our ability to make payments on or to refinance outstanding indebtedness or to fund capital expenditures and acquisitions will depend on our ability to generate cash in the future. To some extent, this is subject to general economic climate and business conditions that are beyond our control. If we are not able to generate sufficient cash to service or refinance any of our indebtedness, it may have a material adverse affect on our business and financial condition and we may need to refinance all or a portion of our indebtedness on or before maturity, or sell assets. As of December 31, 2007, we are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of December 31, 2007 was $624.6 million versus $270.2 million as of December 31, 2006.
Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2007	2006	2005
Actual consolidated total leverage ratio (1) (3)	4.39	2.86	3.16
Maximum per covenant	5.00	3.50	4.00

Actual consolidated interest coverage ratio (2) (3)	3.47	3.85	3.20
Minimum per covenant	2.25	2.75	2.50

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(3)	Maximum consolidated total leverage ratio, maximum consolidated senior secured leverage ratio, and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.

LodgeNet Interactive Corporation	36	Form 10-K 2007

We do not utilize special purpose entities or off balance sheet financial arrangements.
Certain of our future debt covenant ratios will change as follows:

	Q1 2008	Q3 2008	Q1 2009	Q3 2009
Maximum consolidated total leverage ratio	4.75	4.50	4.25	4.00

Minimum consolidated interest coverage ratio	2.50	2.50	2.75	2.75
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
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The Credit Facility agreement also stipulates that the company will hedge at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 86% of the outstanding term loan at an average interest rate of 4.85%. The term loan all-in interest rate as of December 31, 2007 was 6.83%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of December 31, 2007, we were in compliance with all financial covenants of our bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2007, we had outstanding letters of credit totaling $0.8 million.
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
On March 26, 2007, the company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes, representing principal of $199,990,000, were tendered out of the total 200,000 Notes outstanding. In total, the company paid $18.6 million, plus accrued interest to tender for the Notes. At the time of the tender offer, the Indenture related to the 9.50% Senior Notes was amended to remove substantially all of the operating covenants.

LodgeNet Interactive Corporation	37	Form 10-K 2007

Obligations and Commitments as of December 31, 2007 (in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$624,594	$7,398	$13,881	$12,680	$590,635
Interest on fixed rate debt	6	1	2	2	1
Interest on bank term loan (1)	261,451	43,019	84,503	82,772	51,157
Interest on derivative instruments	4,219	143	854	1,985	1,237
Operating lease payments	7,439	2,996	4,109	334	—
Uncertain tax positions (2)	—	—	—	—	—
Purchase obligations (3)	6,490	6,490	—	—	—
Nintendo minimum royalty (4)	22,750	4,200	8,400	8,400	1,750
Programming related minimum royalties and commissions (5)	7,719	2,824	4,607	288	—

Total contractual obligations	$934,668	$67,071	$116,356	$106,461	$644,780

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$810	$810	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2007, the company does not have unresolved income tax positions.

(3)	Consists of open purchase orders primarily for the procurement of system components.

(4)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. See Note 10 to the Consolidated Financial Statements.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 10 to the Consolidated Financial Statements.
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

LodgeNet Interactive Corporation	38	Form 10-K 2007

Results of Operations — Years Ended December 31, 2007 and 2006
Revenue Analysis
Total revenue for 2007 was $485.6 million, an increase of $197.4 million, or 68.5%, compared to 2006. The growth was primarily driven by the integration of our On Command and StayOnline acquisitions, which contributed $184.7 million to revenue. New revenue streams, including broadband interactive, advertising, healthcare facilities and travel centers, increased to $39.4 million during 2007 versus $10.8 million in 2006. The increase was a direct result of our business acquisition and diversification initiatives. The following table sets forth the components of our revenue (in thousands) for the years ended December 31:

	2007		2006
		Percent		Percent
		of Total		of Total
Revenues:	Amount	Revenues	Amount	Revenues
Guest Pay	$446,235	91.9%	$277,433	96.3%
Other	39,353	8.1%	10,780	3.7%

	$485,588	100.0%	$288,213	100.0%

Guest Pay Interactive Services includes guest entertainment purchases and revenue from hotels for services such as free-to-guest television channels and broadband Internet connectivity. Revenue from Guest Entertainment services was $446.2 million, an increase of $168.8 million or 60.8% compared to 2006. Guest Entertainment revenue per room decreased to $22.59 per month in 2007 from $23.02 per month in 2006. The decline resulted from the addition of the On Command room base, which during the year generated lower revenue per room for both movie revenue and basic and premium television programming services than the pre-acquisition LodgeNet room base. The following table sets forth information with respect to revenue per Guest Entertainment room for the years ended December 31:

	2007	2006
Average monthly revenue per room:
Movie revenue	$16.62	$17.27
Other interactive service revenue	5.97	5.75

Total per Guest Pay room	$22.59	$23.02

Consolidated movie revenue per room was $16.62 for 2007 compared to LodgeNet of $17.27 in the prior year. On a stand alone basis, the movie revenue per room from the LodgeNet and On Command room bases were $16.89 and $16.28, respectively, for 2007. Other Guest Entertainment revenue per room, which includes basic and premium television programming services, TV-on-demand, games and music, and broadband Internet, was $5.97 on a consolidated basis in 2007 versus $5.75 in the prior year. On a stand alone basis, Other Guest Entertainment revenue from the LodgeNet and On Command room bases were $6.61 and $5.19, respectively, for 2007.
Other revenue includes revenue from sales of system equipment and service parts and labor, basic and premium television programming services provided to hotels not receiving Guest Entertainment services, and other revenue. Other revenue increased $28.6 million to $39.4 million during 2007 versus $10.8 million in 2006. The increase was a direct result of our diversification initiatives including the expansion of our advertising and media services, increased broadband equipment and interactive television system equipment sales to hotels, increased equipment sales to health care facilities and increased equipment sales to travel centers. The advertising and media revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition.

LodgeNet Interactive Corporation	39	Form 10-K 2007

Expense Analysis
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $253.2 million, an increase of $121.2 million as compared to $132.0 million in 2006. As a percentage of revenue, direct costs related to Guest Entertainment programming and hotel commissions remained flat year over year. The increase in total direct costs to 52.1% in 2007 as compared to 45.8% last year was driven by two primary components; 1) the lower margin inherent in the broadband business and 2) higher programming costs related to the On Command basic and premium television programming business. We expect to eliminate these discounts and reverse the lower margins as certain hotel sites are upgraded to high-definition television capabilities. Per average Guest Entertainment room, total monthly direct costs increased to $12.96, or 18.4%, in 2007 compared to $10.95 in the prior year.
In addition to the information provided above, the following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2007	2006	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	52.1%	45.8%	6.3%
Change drivers:
Broadband related			3.1%
Cable Programming (FTG)			2.6%
Other direct costs (Non Guest Entertainment)			0.7%
Guest Entertainment Programming Costs			-0.3%
Hotel Incentive Commissions — Movies			0.2%

			6.3%

Other direct costs include costs related to system sales, basic and premium television programming only fees, and international royalties. Other direct costs increased $21.0 million to $26.3 million in 2007 as compared to $5.3 million in the prior year. The increase was primarily related to the cost of sales associated with the acquired broadband business.
Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (in thousands of dollars):

	2007		2006
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations (1)	$54,114	11.1%	$35,223	12.2%
Selling, general and administrative (2)	55,878	11.5%	28,999	10.1%
Depreciation and amortization	107,834	22.2%	66,311	23.0%
Amortization of acquired intangibles	8,544	1.8%	—	—
Restructuring expenses (3)	11,158	2.3%	—	—
Other operating income, net (4)	(866)	(0.2)%	(1,205)	(0.4)%

Total operating expenses	$236,662	48.7%	$129,328	44.9%

(1)	System operations expenses include $1.7 million directly related to integration activities.

(2)	SG&A expenses include $4.0 million directly related to integration activities.

LodgeNet Interactive Corporation	40	Form 10-K 2007

(3)	Restructuring or exit costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations including termination benefits ands costs to consolidate facilities or relocate employees. The company will not realize future benefits from these costs.

(4)	Other operating income includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina and recoveries related to early contract terminations.
As a result of our post acquisition activities, we incurred restructuring costs of $11.2 million during the year ended December 31, 2007, all of which are included in operating expenses on the Consolidated Statement of Operations. StayOnline restructuring expenses of $833,000 were related to employee severance agreements and the consolidation of warehouse and call center operations. On Command restructuring expenses of $10.3 million consisted of $8.3 million in employee severance, $949,000 in facility consolidation and relocation expenses and $1.1 million of other restructuring costs. Employee severance costs relate to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. The facility consolidation and relocation expenses relate to our relocation of several functions performed at a leased facility in Denver to Sioux Falls including warehousing, purchasing and system assembly.
We estimate there will be additional employee severance costs of approximately $2.0 to $3.0 million charged to restructuring over the next twelve months as the remaining duplicate general and administrative functions are phased out.
As a result of the acquisitions, Guest Entertainment operations expenses (consisting of costs directly related to the operation and maintenance of systems at hotel sites) increased to $54.1 million in 2007 compared to $35.2 million in 2006. Guest Entertainment operations expenses included $1.7 million of integration related expenses. As a percentage of revenue, Guest Entertainment operations expenses were 11.1% this year compared to 12.2% in 2006. Per average installed room, operations expenses decreased to $2.71 per room per month compared to $2.92 in the prior year.
Selling, general and administrative (SG&A) expenses increased $26.9 million as a result of the acquisitions from $29.0 million in 2006 to $55.9 million in the current year. Included within this year’s SG&A expenses were approximately $4.0 million of integration expenses. As a percentage of revenue, SG&A expenses were 11.5% in the current year compared to 10.1% in 2006. SG&A expenses per average installed room were $2.79 in 2007 compared to $2.41 per average installed room in 2006.
Depreciation and amortization expenses were $116.4 million in 2007. The depreciation and amortization expense included $45.1 million of depreciation related to On Command and $8.5 million of expense related to the amortization of acquired intangibles for the acquisition of StayOnline and On Command. As a percentage of revenue, depreciation and amortization expenses were 24.0% in 2007 compared to 23.0% in 2006.
As a result of our accelerated restructuring and integration activities, we incurred restructuring costs of $11.2 million during the year (see Note 15 to the Consolidated Financial Statements). During 2007, the restructuring expenses were related to employee severance costs for consolidation of administrative, sales, engineering, marketing, programming and technical operations departments, consolidation of warehouse and manufacturing facilities, and consolidation of our call center operations.
Operating Loss. As a result of the factors described above, our operating loss was $(4.2) million in 2007 as compared to $26.9 million of operating income in the prior year.
Write-Off of Debt Issuance Costs. During 2007, we incurred a $22.2 million charge as a result of the early retirement of $200 million related to our 9.5% note and $68 million of our Term B notes.
Interest Expense. Interest expense was $41.0 million in the current year versus $25.7 million in 2006. The increase resulted from the change in outstanding long-term debt, which increased as a result of the On Command acquisition to $621.9 million at December 31, 2007 from $268.1 million at December 31, 2006. The annualized interest rate decreased to 7.9% for the year versus 9.2% for 2006.

LodgeNet Interactive Corporation	41	Form 10-K 2007

Other Income (Expense). During 2007, we recorded $1.1 million of interest income and $323,000 of other income primarily related to the reversal of a tax provision. In 2006, we recorded a $238,000 recovery related to the settlement of an investment in Gamet Technology, Inc and interest income of $846,000. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We had fully reserved for the $1.0 million promissory note in the fourth quarter of 2004.
Taxes. During 2007, we incurred federal income, state franchise, and foreign taxes of approximately $720,000 and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired. During 2006, we incurred federal income, state franchise, and foreign taxes of $299,000.
Net Income (Loss). Net loss was $(65.2) million for 2007 compared to a net income of $1.8 million in the prior year. Net loss per share for 2007 was $(3.00) compared to net income of $0.10 per share in 2006. The net loss included $25.3 million of acquisition related costs for restructuring, integration, and acquired intangibles and a $22.2 million one-time charge related the acquisition debt refinancing.

LodgeNet Interactive Corporation	42	Form 10-K 2007

Results of Operations — Years Ended December 31, 2006 and 2005
In 2006, we achieved net income of $1.8 million for the full year. We continued to execute on our strategic plan focused on growth, profitability and the generation of net free cash flow, a non-GAAP measure, which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital, which is capital used for new room installations. We increased our digital room base during the year by more than 100,000 net digital rooms. As of December 31, 2006, approximately 73% of our Guest Pay interactive room base, or 733,000 rooms, were equipped with a digital system. In addition, we continued to make progress with respect to our profitability goal, achieving net income for the year. During the year, we had net income of $1.8 million, an $8.8 million improvement from a net loss of $(7.0) million in 2005. Our operating income was up 18.7% to $26.9 million in 2006 from $22.7 million in 2005. During 2006, we generated $21.7 million of net free cash flow, representing an $8.9 million improvement over last year.
During 2006, total revenue increased 4.5%, or $12.4 million, compared to 2005. The growth was driven in part by our diversification into healthcare and travel centers, which together produced $3.6 million of revenue, or approximately 30% of our revenue growth during the year. Our expanding digital room base and a 1.4% increase in revenue per average Guest Entertainment room contributed the balance of the incremental revenue. On a per room basis, monthly Guest Entertainment revenue increased to $23.02 in 2006 compared to $22.53 in 2005. In addition, movie revenue per room increased 1.6% to $17.27 in 2006 as compared to $17.00 in 2005. Revenue per room from other interactive services increased 4.0%, from $5.53 per month in 2005 to $5.75 in the current year. This change was primarily due to revenue increases associated with basic cable services, TV on-demand, music products and broadband services, offset in part by a decrease in revenue from on demand video games and TV Internet.
For 2006, our Guest Entertainment direct costs increased to $10.51 per room as compared to $10.03 per room in 2005. The increase was primarily due to an increase in royalties for content, which varies with changes in the mix of movies and other products; higher costs associated with basic cable services; and higher hotel commissions resulting from our “pay for performance” commission structure. System operations expenses decreased to $2.92 per average Guest Entertainment room per month in 2006 compared to $2.96 per month in the prior year. Selling, general, and administrative expenses increased to 10.1% of revenue for 2006 compared to 9.2% in 2005. Per average Guest Entertainment room, SG&A expenses increased to $2.41 per month in 2006 from $2.14 per month in the prior year. The increase was primarily due to increases in compensation expense, including the expensing of share-based compensation required under Financial Accounting Standard 123(R), and an increase in professional and consulting fees. Share-based compensation expenses were $1.7 million in 2006, compared to $288,000 in 2005. Professional and consulting fees were $2.9 million this year, compared to $1.9 million in 2005. A large part of that increase was related to the various strategic initiatives explored by the company. Depreciation and amortization expenses decreased 5.1% to $66.3 million in 2006 versus $69.9 million in 2005. The decrease was primarily attributable to a reduction in depreciation for Guest Entertainment systems as higher-cost assets became fully depreciated while the cost basis of more recently installed Guest Entertainment systems were relatively lower. Amortization expense also decreased due to intangible assets becoming fully amortized. Depreciation and amortization expenses per average Guest Entertainment room decreased 6.5% to $5.50 in 2006 compared to $5.88 in the prior year.

LodgeNet Interactive Corporation	43	Form 10-K 2007

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content, or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements. These policies are further discussed within the Notes of the financial statements as follows:
▪	Revenue Recognition — footnote #2

▪	Goodwill and Intangibles — footnote #7

▪	Restructuring — footnote #15
Recent Accounting Developments
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when attributing a value to an asset or liability. Additionally, it establishes a fair value hierarchy for the underlying data used to generate those assumptions (i.e. quoted market prices versus an entity’s estimated value). This standard is effective for fiscal years beginning after November 15, 2007. Though we are currently evaluating the impact of this statement, we believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued FAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — An amendment of ARB No. 51. This standard requires the recognition of non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement further requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Statement 160 also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We are currently evaluating the accounting treatment related to SFAS No. 160 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued FAS Statement No. 141 (Revised), Business Combinations. This standard significantly changes the framework related to accounting for business combinations. The revised standard requires an acquiring entity to recognize all assets and liabilities at the acquisition-date fair value including the following treatment:
▪	Acquisition costs will generally be expensed as incurred;

▪	“In Process” R&D will be recorded as an indefinite lived intangible asset at acquisition date;

LodgeNet Interactive Corporation	44	Form 10-K 2007

▪	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date;

▪	Liabilities will be recorded at acquisition date fair value and subsequently re-measured;

▪	Minority interests will be valued at “fair value” at acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
Statement 141R also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will not have an impact on our consolidated financial position or results of operations.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At December 31, 2007, we had debt totaling $624.6 million with an all-in weighted average interest rate of 7.92%. We have two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $540.2 million and variable rate debt of $84.4 million at December 31, 2007. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant (such as debt levels), a one percentage point increase to interest rates would decrease the unrealized fair market value of the fixed rate debt by an estimated $92.0 million. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $844,000, assuming other variables remain constant.
Economic Condition. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, general economic, or other events, such as a recession in the US, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
Foreign Currency Transactions. A portion of our revenues is derived from the sale of Guest Entertainment services in Canada and Mexico. The results of operations and financial position of our operations in Canada and Mexico are measured in their local currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada and Mexico are somewhat mitigated by the fact that expenses and liabilities are generally incurred in the local currency. The reported income of our Canadian and Mexican subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the local currency. Additionally, a portion of our assets are based in Canada and Mexico and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the local currency.
Item 8 — Financial Statements and Supplementary Data
See “Item 15 — Exhibits and Financial Statement Schedules” for LodgeNet’s Consolidated Financial Statements, the Notes thereto and Schedules filed as a part of this report.
Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

LodgeNet Interactive Corporation	45	Form 10-K 2007

Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management has excluded Ascent and StayOnline from its assessment of internal control over financial reporting as of December 31, 2007 as they were acquired by the Company during 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the financial statements of the company and issued an attestation report on LodgeNet’s internal control over financial reporting which is contained in their audit opinion appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None.

LodgeNet Interactive Corporation	46	Form 10-K 2007

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

LodgeNet Interactive Corporation	47	Form 10-K 2007

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2007, included herein.
Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.17 through 10.23 constitute management contracts. Exhibits 10.1, 10.2, 10.3, 10.7, 10.8, 10.9, 10.10, and 10.11 constitute compensatory plans.
If you would like a copy of any of the Exhibits listed herein, please submit a written request to LodgeNet Interactive Corporation, Attention: Corporate Secretary, 3900 West Innovation Street, Sioux Falls, South Dakota, 57107-7002, telephone (605) 988-1000, and we will provide you with such Exhibit(s) upon the payment of a nominal fee, such fee being limited to the expenses incurred by us in providing you with the requested Exhibit(s).
Exhibit No.
3.1	Certificate of Incorporation of LodgeNet (1)

3.2	Restated By-Laws of the Registrant (2)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (3)

3.4	Certificate of Ownership and Merger merging LodgeNet Interactive Corporation into LodgeNet Entertainment Corporation (4)

4.1	Indenture dated June 18, 2003 between LodgeNet Interactive Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (5)

4.2	Form of Notes (included in Exhibit 4.1)

4.3	First Supplemental Indenture dated June 18, 2003 between LodgeNet Interactive Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (6)

4.4	Second Supplemental Indenture dated January 15, 2007 between LodgeNet Interactive Corporation and HSBC Bank USA as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 (7)

4.5	Third Supplemental Indenture dated as of April 10, 2007, among LodgeNet StayOnline, Inc., a Delaware corporation (the “Guaranteeing Subsidiary”), LodgeNet Entertainment Corporation, a Delaware corporation (the “Issuer”), and HSBC Bank USA, National Association, as trustee under the indenture referred to below (the “Trustee”). (8)

4.6	Rights Agreement dated as of February 28, 2008 between LodgeNet Interactive Corporation and Computershare Investor Services, LLC.

10.1	LodgeNet Interactive Corporation Stock Option Plan (as amended and restated effective May 9, 2001) (9)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (10)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (10)

10.4	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Interactive Corporation dated October 9, 2000 † (11)

LodgeNet Interactive Corporation	48	Form 10-K 2007

10.5	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Interactive Corporation (12)

10.6	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Interactive Corporation (13)

10.7	LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (14)

10.8	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (15)

10.9	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (16)

10.10	Form of Restricted Stock Agreement for Time-based Vesting (17)

10.11	Form of Restricted Stock Agreement for Performance-Based Vesting (18)

10.12	Asset Purchase Agreement, dated November 14, 2006, between StayOnline, Inc. and LodgeNet StayOnline, Inc., as assignee of LodgeNet Interactive Corporation (19)

10.13	Stock Purchase Agreement, dated December 13, 2006, between LodgeNet Interactive Corp and Liberty Satellite Technology, Inc. (20)

10.14	Shareholders Agreement, dated December 13, 2006, between LodgeNet Interactive Corp and Liberty Satellite Technology, Inc. (21)

10.15	Stock Purchase Agreement, dated December 13, 2006, between LodgeNet Interactive Corp and PAR Capital Partners, LLC. (22)

10.16	$675,000,000 Credit Agreement dated as of April 4, 2007 among LodgeNet Entertainment Corporation, as Borrower, Credit Suisse Securities (USA) LLC as Syndication Agent, U.S. Bank National Association as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (23)

10.17	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen.

10.18	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and David M. Bankers.

10.19	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro.

10.20	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Steven R. Pofahl.

10.21	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Gary H. Ritondaro.

10.22	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White.

10.23	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott E. Young.

12.1	Statement of Computation of Ratios

LodgeNet Interactive Corporation	49	Form 10-K 2007

21.1	Subsidiaries of LodgeNet

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

LodgeNet Interactive Corporation	50	Form 10-K 2007

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(3)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(5)	Incorporated by Reference to Exhibit 4.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2003.

(6)	Incorporated by Reference to Exhibit 4.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2003.

(7)	Incorporated by Reference to Exhibit 4.2 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2007.

(8)	Incorporated by Reference to Exhibit 4.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 10, 2007

(9)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(10)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(11)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Incorporated by Reference to Exhibit 10.02 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(13)	Incorporated by Reference to Exhibit 10.01 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(14)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(15)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(17)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(18)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

LodgeNet Interactive Corporation	51	Form 10-K 2007

(19)	Incorporated by Reference to Exhibit 10.33 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2006.

(20)	Incorporated by Reference to Exhibit 10.34 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2006.

(21)	Incorporated by Reference to Exhibit 10.35 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2006.

(22)	Incorporated by Reference to Exhibit 10.36 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2006.

(23)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

LodgeNet Interactive Corporation	52	Form 10-K 2007

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 13, 2008.

LodgeNet Interactive Corporation

By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 13, 2008.

Signature	Title	Date
/s/ Scott C. Petersen	President, Chief Executive Officer and Chairman of	March 13, 2008
Scott C. Petersen	the Board of Directors (Principal Executive Officer)

/s/ Gary H. Ritondaro	Senior Vice President	March 13, 2008
Gary H. Ritondaro	Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ R. Douglas Bradbury	Director	March 13, 2008
R. Douglas Bradbury

/s/ R. F. Leyendecker	Director	March 13, 2008
R. F. Leyendecker

/s/ Vikki I. Pachera	Director	March 13, 2008
Vikki I. Pachera

/s/ Scott H. Shlecter	Director	March 13, 2008
Scott H. Shlecter

LodgeNet Interactive Corporation	53	Form 10-K 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Interactive Corporation and Subsidiaries

LodgeNet Interactive Corporation	F-1	Form 10-K 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of LodgeNet Interactive Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is stated in Management’s Report on Internal Control Over Financial Reporting within the 2007 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 12, the Company changed the manner in which it accounts for share-based compensation in 2006.
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
As described in management’s Report on Internal Control Over Financial Reporting within the 2007 Annual Report to Shareholders, management has excluded Ascent and StayOnline from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Ascent and StayOnline from our audit of internal control over financial reporting. Ascent and StayOnline are wholly-owned subsidiaries whose total assets and total

LodgeNet Interactive Corporation	F-2	Form 10-K 2007

revenues represent 59% and 38%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 14, 2008

LodgeNet Interactive Corporation	F-3	Form 10-K 2007

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$25,569	$22,795
Restricted cash	—	1,006
Accounts receivable, net	73,580	32,959
Other current assets	11,359	10,728

Total current assets	110,508	67,488

Property and equipment, net	323,963	185,770
Debt issuance costs, net	11,374	5,704
Intangible assets, net	126,530	690
Goodwill	111,293	—
Other assets	10,155	3,557

Total assets	$693,823	$263,209

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$50,559	$19,165
Current maturities of long-term debt	7,398	2,536
Accrued expenses	30,118	18,193
Deferred revenue	14,354	8,076

Total current liabilities	102,429	47,970

Long-term debt	617,196	267,633
Other long-term liabilities	22,440	5,728

Total liabilities	742,065	321,331

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 22,969,775 and 19,084,734 shares outstanding at December 31, 2007 and December 31, 2006, respectively	230	191
Treasury stock, at cost: 2007 - 60,000 shares; 2006 - 0 shares	(1,075)	—
Additional paid-in capital	330,405	242,383
Accumulated deficit	(367,638)	(302,466)
Accumulated other comprehensive (loss) income	(10,164)	1,770

Total stockholders’ deficiency	(48,242)	(58,122)

Total liabilities and stockholders’ deficiency	$693,823	$263,209

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation	F-4	Form 10-K 2007

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Guest Entertainment	$446,235	$277,433	$267,754
Other	39,353	10,780	8,017

Total revenues	485,588	288,213	275,771

Direct Costs and Operating Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Entertainment	226,882	126,635	119,180
Other	26,281	5,318	4,048
Operating expenses:
System operations	54,114	35,223	35,117
Selling, general and administrative	55,878	28,999	25,379
Depreciation and amortization	116,378	66,311	69,862
Restructuring expense	11,158	—	—
Other operating expense (income), net	(866)	(1,205)	(508)

Total direct costs and operating expenses	489,825	261,281	253,078

(Loss) income from operations	(4,237)	26,932	22,693

Other Income and Expenses:
Interest expense	(40,950)	(25,730)	(29,351)
Loss on early retirement of debt	(22,195)	(227)	(272)
Minority interest in income of subsidiary	165	—	—
Other income	1,362	1,165	421

(Loss) income before income taxes	(65,855)	2,140	(6,509)
Benefit (provision) for income taxes	683	(299)	(450)

Net (loss) income	$(65,172)	$1,841	$(6,959)

Net (loss) income per common share (basic)	$(3.00)	$0.10	$(0.39)

Net (loss) income per common share (diluted)	$(3.00)	$0.10	$(0.39)

Weighted average shares outstanding (basic)	21,758,066	18,332,824	17,923,297

Weighted average shares outstanding (diluted)	21,758,066	18,840,917	17,923,297

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation	F-5	Form 10-K 2007

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Dollar amounts in thousands, except share data)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balance, December 31, 2004	17,625,364	$176	—	$—	$226,986	$(297,348)	$(1,932)	$(72,118)
Common stock option exercises	288,482	3	—	—	3,490	—	—	3,493
Warrants issued (Note 13)	—	—	—	—	446	—	—	446
Warrants exercised	207,797	3	—	—	1,117	—	—	1,120
Share-based compensation	—	—	—	—	57	—	—	57
Restricted stock	44,000	—	—	—	231	—	—	231
Comprehensive loss:
Net loss	—	—	—	—	—	(6,959)	—
Foreign currency translation adjustment	—	—	—	—	—	—	241
Unrealized gain on derivative instruments	—	—	—	—	—	—	3,256
Comprehensive loss	—	—	—	—	—	—	—	(3,462)

Balance, December 31, 2005	18,165,643	$182	—	$—	$232,327	$(304,307)	$1,565	$(70,233)

Common stock option exercises	587,721	6	—	—	8,382	—	—	8,388
Warrants exercised (Note 13)	196,570	2	—	—	(2)	—	—	—
Share-based compensation	—	—	—	—	700	—	—	700
Restricted stock	134,800	1	—	—	976	—	—	977
Comprehensive income:
Net income	—	—	—	—	—	1,841	—
Foreign currency translation adjustment	—	—	—	—	—	—	49
Unrealized gain on derivative instruments	—	—	—	—	—	—	156
Comprehensive income	—	—	—	—	—	—	—	2,046

Balance, December 31, 2006	19,084,734	$191	—	$—	$242,383	$(302,466)	$1,770	$(58,122)

Common stock option exercises	818,454	8	—	—	12,949	—	—	12,957
Stock issuance	3,050,000	31	—	—	73,382	—	—	73,413
Purchase of treasury stock	—	—	60,000	(1,075)	—	—	—	(1,075)
Share-based compensation	—	—	—	—	506	—	—	506
Restricted stock	16,587	—	—	—	1,185	—	—	1,185
Comprehensive income:
Net loss	—	—	—	—	—	(65,172)	—
Foreign currency translation adjustment	—	—	—	—	—	—	4,963
Unrealized loss on derivative instruments	—	—	—	—	—	—	(16,897)
Comprehensive loss	—	—	—	—	—	—	—	(77,106)

Balance, December 31, 2007	22,969,775	$230	60,000	$(1,075)	$330,405	$(367,638)	$(10,164)	$(48,242)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation	F-6	Form 10-K 2007

Lodgenet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(65,172)	$1,841	$(6,959)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116,378	66,311	69,862
Loss on early retirement of debt	3,583	227	272
Share-based compensation	1,737	1,677	288
Gain due to insurance proceeds	—	(817)	(788)
Other	188	288	668
Change in operating assets and liabilities:
Accounts receivable	(7,861)	(3,332)	(1,542)
Other current assets	(2,496)	(2,070)	(855)
Accounts payable	6,052	3,126	(786)
Accrued expenses and deferred revenue	8,332	7,795	3,262
Other	(1,872)	(2,745)	863

Net cash provided by operating activities	58,869	72,301	64,285

Investing activities:
Property and equipment additions	(79,097)	(48,268)	(51,855)
Insurance proceeds related to property damage	—	291	400
Acquisition of On Command Corporation, net of cash acquired	(335,517)	(1,691)	—
Acquisition of StayOnline, Inc.	(14,311)	(1,174)	—
Acquisition of THN (20% minority interest)	(5,000)	—	—
Other investing activities	651	238	—

Net cash used for investing activities	(433,274)	(50,604)	(51,455)

Financing activities:
Proceeds from long-term debt	625,000	—	—
Repayment of long-term debt	(271,241)	(21,500)	(20,500)
Proceeds from lease transaction	—	—	1,022
Payment of capital lease obligations	(1,712)	(1,380)	(1,421)
Debt issuance costs	(12,738)	—	—
Contribution from minority interest holder to subsidiary	300	—	—
Purchase of treasury stock	(1,075)	—	—
Proceeds from issuance of common stock, net of offering costs	23,290	—	—
Exercise of stock options	17,120	4,179	4,613
Change in other long-term liability	(2,225)	(930)	(846)

Net cash provided by (used for) financing activities	376,719	(19,631)	(17,132)

Effect of exchange rates on cash	460	(13)	49

Increase (decrease) in cash and cash equivalents	2,774	2,053	(4,253)
Cash and cash equivalents at beginning of period	22,795	20,742	24,995

Cash and cash equivalents at end of period	$25,569	$22,795	$20,742

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation	F-7	Form 10-K 2007

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — The Company
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2007, we provided interactive television and other services to approximately 9,900 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide cable television programming, broadband Internet, and advertising media solutions in approximately 1.1 million, 219,000 and 400,000 hotels rooms respectively. In addition, we deliver on-demand patient education, information and entertainment to healthcare facilities in the United States.
Our operating performance and outlook are strongly influenced by such factors as hotel occupancy levels, general economic conditions in the lodging industry, the number of hotel rooms equipped with our interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Cable Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment Services, where the hotel guest is charged directly for the service, we charge the hotel for our Cable Programming Services. We recognize revenue from the sale of Cable Programming Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods that services are provided.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

LodgeNet Interactive Corporation	F-8	Form 10-K 2007

•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction (See Note 3), delivers targeted advertising to more than 350,000 hotel rooms on 10 popular satellite-delivered channels such as MSNBC, CNBC, Fox News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in approximately 400,000 of our rooms today, and other interactive and location-based applications, that can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising that has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services therefore establishing VSOE. Effective in the fourth quarter, the entire selling price of the interactive system was recognized upon installation.
•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.
•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

LodgeNet Interactive Corporation	F-9	Form 10-K 2007

•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation — The assets and liabilities of our Canadian and Mexican subsidiaries were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates during the periods.
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
Long-Lived Asset — We review the carrying value of long-lived assets such as property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.
Property and Equipment — Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed Guest Entertainment and cable programming systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to system operations as incurred. We begin depreciating Guest Entertainment and cable programming systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

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
Goodwill and Other Intangibles Assets — We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with

LodgeNet Interactive Corporation	F-10	Form 10-K 2007

indefinite lives, are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value. According to FAS 142, the fair value of an asset is the amount at which that asset could be bought in a current transaction between willing parties. Quoted market prices are the best evidence of fair value; however, the market price of an individual security may not be representative of the fair value of the reporting unit as a whole. If quoted prices are not available, the fair value estimate must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques. A present value technique is often the best available technique used to estimate the fair value of a group of net assets. The cash flow estimates used in the present value technique shall be based on reasonable and supportable assumptions and shall consider all available evidence. We applied the present value technique, which included projection and discounting of cash flows and estimates of future operations.
SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
In accordance with SFAS 142 and SFAS 144, we evaluate the remaining useful lives of its intangible assets, with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant-modifications to the useful lives or the carrying amount of the assets. We periodically evaluated the reasonableness of the useful lives and the carrying amount of these intangible assets and have concluded no impairment as of December 31, 2007.

Years
Hotel contracts and relationships	10 - 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4
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
Software Development — We have capitalized certain costs of developing software for our Guest Entertainment, Broadband and Healthcare systems in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. We capitalized system development costs of $2,207,000, $1,399,000 and $1,496,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of such costs was $ 3,759,000, $1,793,000 and $2,235,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We charged research and development activities of $937,000, $635,000 and $566,000 for each of the years presented to operating expense.
Concentration of Credit Risks and Customer Data — We derive virtually all of our revenue from entities in the lodging industry. During 2007, hotels owned, managed or franchised by Hilton Hotels Corporation (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 18.3% and 13.7%, respectively, of our consolidated revenue. The Hilton owned properties account for less than 7% of total properties operating under the Hilton brand within our room base. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its

LodgeNet Interactive Corporation	F-11	Form 10-K 2007

managed and franchised properties. We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott. In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel that is owned or managed by Marriott expires. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition. No other customers account for more than 10% of our total revenue.
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
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including: historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and LodgeNet. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectibility is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit the monies to us, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $432,000, $175,000 and $300,000 at December 31, 2007, 2006 and 2005, respectively. The increase in 2007 was related to our acquired businesses.
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

LodgeNet Interactive Corporation	F-12	Form 10-K 2007

	Unrealized Gain	Foreign	Accumulated
	(Loss) on	Currency	Other
	Derivative	Translation	Comprehensive
	Instruments	Adjustment	Income (Loss)
Balance, December 31, 2004	$(3,412)	$1,480	$(1,932)
Change during period	3,256	241	3,497

Balance, December 31, 2005	(156)	1,721	1,565
Change during period	156	49	205

Balance, December 31, 2006	—	1,770	1,770
Change during period	(16,897)	4,963	(11,934)

Balance, December 31, 2007	$(16,897)	$6,733	$(10,164)

Treasury Stock — Effective in the fourth quarter of 2007, we began to repurchase shares of common stock as treasury stock. We account for the treasury stock under the cost method and include the treasury stock as a component of stockholder’s deficiency within our consolidated balance sheets. Accordingly, we include the cash payment to acquire the treasury stock as a component of financing activities within our consolidated statement of cash flows.
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
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31. For the years ended December 31, 2007 and 2005, potential dilutive common shares were not included in the computation of diluted earnings per share as we were in a loss position and their inclusion would have been anti-dilutive. For the year ended December 31, 2006, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive.

	2007	2006	2005
Average shares outstanding — basic	21,758,066	18,332,824	17,923,297
Dilutive effect of stock options, non- vested shares and warrants	—	508,093	—

Average shares outstanding — diluted	21,758,066	18,840,917	17,923,297

Antidilutive securities excluded from calculation	300,600	295,100	3,611,774

The total number of potential dilutive common shares outstanding at December 31 is set forth below:

	2007	2006	2005
Potential dilutive common shares	1,355,631	2,056,754	4,295,749
Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted Statement 123(R), effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 (“SAB 110”) in our adoption of Statement 123(R). Share-based compensation expense recognized in the years ended December 31, 2007 and 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

LodgeNet Interactive Corporation	F-13	Form 10-K 2007

Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $41,922,000, $25,884,000, and $29,221,000 respectively, for the years ended December 31, 2007, 2006 and 2005. Cash paid for taxes, primarily state franchise tax, was $500,000, $281,000 and $552,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Effect of Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — An amendment of ARB No. 51. This standard requires the recognition of non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of new income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement further requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Statement 141R also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We are currently evaluating the accounting treatment related to SFAS No. 160 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued FAS Statement No. 141 (Revised), Business Combinations. This standard significantly changes the framework related to accounting for business combinations. The revised standard requires an acquiring entity to recognize all assets and liabilities at the acquisition-date fair value including the following treatment:
▪	Acquisition costs will generally be expensed as incurred;

▪	“In Process” R&D will be recorded as an indefinite lived intangible asset at acquisition date;

▪	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date;

▪	Liabilities will be recorded at acquisition date fair value and subsequently re-measured;

▪	Minority interests to be valued at “fair value” at acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
Statement 141R also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will not have an impact on our consolidated financial position or results of operations.

LodgeNet Interactive Corporation	F-14	Form 10-K 2007

Note 3 — Investments & Business Combinations
In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We fully reserved for the $1.0 million promissory note in 2004. During 2006, we recorded a $238,000 recovery related to the settlement of the Chapter 7 liquidation of Gamet Technology, Inc.
In February 2007, LodgeNet Interactive Corporation, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, a leading provider of high-speed Internet access solutions focused on the lodging industry. The purchase price of the acquisition was $15.5 million in cash. In accordance with SFAS 141, “Business Combinations”, the purchase consideration was allocated, based on their respective fair values at the date of acquisition, $3.4 million to the assets acquired, $2.4 million to the liabilities assumed, $4.9 million to identifiable intangible assets, and $9.6 million to goodwill. The fair values were determined based on management’s assessment of the acquired assets and technology, in conjunction with using an independent appraisal firm. Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology and $3.4 million was assigned to hotel contracts and customer relationships. StayOnline’s acquired customer list included a room base of more than 135,000 high-speed Internet access (“broadband”) rooms. The purchase consideration was allocated as follows (in thousands of dollars):

Receivables	$2,082
Other current assets	794
Property and equipment	474
Intangible assets	4,900
Goodwill	9,596
Other assets	17
Accounts payable	(1,127)
Deferred revenue	(1,251)

Total purchase consideration	$15,485

On April 4, 2007, pursuant to the Stock Purchase Agreement, dated December 13, 2006, among LodgeNet, Liberty Satellite & Technology, Inc. (“Liberty Satellite”) and Liberty Satellite’s parent company, Liberty Media Corporation, LodgeNet acquired 100% of the capital stock of Ascent Entertainment Group, Inc. (“Ascent”), which was a wholly owned subsidiary of Liberty Satellite. Ascent owns 100% of the capital stock of On Command Corporation (On Command). LodgeNet paid approximately $332.1 million in cash and issued 2.05 million shares of its common stock as the purchase price. The share consideration was valued at $23.35 per share by the parties at the time of the execution of the Stock Purchase Agreement on December 13, 2006. Based on the execution date of December 13, 2006, the fair value of the common stock issued, in accordance with EITF 99-12 guidelines, was $50.1 million as determined by averaging the closing stock price for the period beginning two days before and ending two days after the date that the terms of the acquisition were agreed upon and publicly announced. Also included in the acquisition is approximately $5.0 million of investments related to broadband technology. We also incurred other acquisition related costs of approximately $5.6 million.
In connection with the acquisition of On Command, on April 4, 2007, LodgeNet completed the sale of one million shares of its common stock to PAR Investment Partners, L.P. in exchange for $23.35 million in cash. The proceeds from this transaction were used to fund a portion of the acquisition purchase price.
In accordance with SFAS 141, Business Combinations, the purchase consideration of $387.9 million was allocated, based on their respective fair values at the date of acquisition, to the assets acquired and liabilities assumed, including identifiable intangible assets. The fair values were determined based on management’s assessment of the acquired business, technology and assets, in conjunction with using an independent appraisal firm. The purchase consideration was allocated as follows (in thousands of dollars):

LodgeNet Interactive Corporation	F-15	Form 10-K 2007

Cash	$4,656
Receivables	29,757
Other current assets	3,073
Property and equipment	158,646
Intangible assets	129,970
Goodwill	98,423
Other assets	5,567
Accounts payable	(24,039)
Accrued liabilities	(16,081)
Other long-term liabilities	(1,093)
Minority interest	(1,030)

Total purchase consideration	$387,849

On July 1, 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007. The acquisition of the 20% interest in THN resulted in goodwill of approximately $3.3 million and elimination of the minority interest. We also recorded an additional $190,000 of acquired intangibles. The purchase consideration was allocated as follows (in thousands of dollars):

Property and equipment	$372
Intangible assets	190
Goodwill	3,274
Other long-term liabilities	300
Minority interest	864

Total purchase consideration	$5,000

Of the $130.2 million of acquired intangible assets, including the acquired 20% interest in THN, $116.9 million was assigned to hotel contracts and customer relationships, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, $3.0 million was assigned to tradenames and $4.9 million was assigned to patents. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command for the years ended December 31, 2007 and 2006 as if the acquisitions were completed as of January 1, 2007 and 2006, respectively (dollar amounts in thousands, except per share data):

	Pro Forma
	December 31,
	2007	2006
Revenues:
LodgeNet Interactive	$296,752	$288,213
On Command	230,666	234,206
StayOnline	20,607	11,965

Total revenues	$548,025	$534,384
Net loss	$(79,038)	$(50,313)
Net loss per share	$(3.51)	$(2.35)
The unaudited pro forma results are presented for comparative purposes only and are not indicative of operating results that would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results. It is our intention to integrate the three businesses and continue to manage our operations as one reportable segment.

LodgeNet Interactive Corporation	F-16	Form 10-K 2007

Note 4 — Fair Value of Financial Instruments
Estimated fair values and carrying amounts of financial instruments in the financial statements are as follows at December 31 (in thousands of dollars):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets (Liabilities):
Interest rate swaps	$16,897	$16,897	$—	$—
Other long-term liability	$—	$—	$(2,225)	$(2,225)
Long-term debt	$(624,594)	$(599,718)	$(270,169)	$(285,669)
Fair values were determined under the following methods: interest rate swaps — quoted amount we would pay to terminate the swap agreements, considering current interest rates; other long-term liability — present value of future cash flows using our current interest rates; and long-term debt - quoted market trade values and interest rates currently available to us for debt with similar terms and maturities. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.
Note 5 — Property and Equipment
Property and equipment was comprised as follows at December 31 (in thousands of dollars):

	2007	2006
Land, building and equipment	$105,247	$85,642
Guest Pay systems:
Installed system costs	646,095	473,930
Customer acquisition costs	55,080	53,156
System components	24,966	26,464
Software costs	33,783	22,520

Total	865,171	661,712
Less — depreciation and amortization	(541,208)	(475,942)

Property and equipment, net	$323,963	$185,770

We recorded depreciation and amortization expense of $105,428,000, $63,504,000 and $65,620,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Note 6 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. We capitalized $12.7 million of debt issuance costs during the year ended December 31, 2007. No costs were capitalized during the years ended December 31, 2006 and 2005. Unamortized debt issuance costs of $5,338,000, $227,000 and $272,000 were written off in 2007, 2006 and 2005, respectively (see Note 19). Amortization of the debt issuance costs was $1,729,000 in 2007, $1,494,000 in 2006 and $1,636,000 in 2005. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (in thousands of dollars):

	2007	2006
Debt issuance costs	$12,739	$13,617
Accumulated amortization	(1,365)	(7,913)

	$11,374	$5,704

LodgeNet Interactive Corporation	F-17	Form 10-K 2007

Note 7 — Goodwill & Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded $9.6 million, $98.4 million and $3.3 million of goodwill in connection with the acquisitions of StayOnline, Inc., On Command, and minority interest of THN, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value. As of December 31, 2007, there was no impairment related to the carrying amount of goodwill.
In February 2007, we recorded $4.9 million of other intangibles in connection with the acquisition of StayOnline, Inc. (see Note 3). Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of 10 years. The intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
In connection with the acquisition of On Command in April 2007 and the minority interest of THN in July 2007 (see Note 3) we recorded $130.2 million of other intangibles. Of the $130.2 million of acquired intangible assets, $116.9 million was assigned to hotel contracts and customer relationships with an estimated economic life of 20 years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of 4 years, $3.0 million was assigned to tradenames with an estimated economic life of 7 years and $4.9 million was assigned to patents with an estimated economic life of 5 years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, which typically are for five to seven years. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 144. These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to ten years.

LodgeNet Interactive Corporation	F-18	Form 10-K 2007

We have the following intangible assets at December 31 (in thousands of dollars):

	2007		2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(4,884)	$—	$—
Other acquired intangibles	12,984	(8,263)	16,503	(15,813)
Tradenames	2,955	(225)	—	—
Acquired patents	5,032	(1,384)	—	—

	$141,286	$(14,756)	$16,503	$(15,813)

We recorded amortization expense of $9,219,000, $1,312,000 and $2,606,000, respectively, for the years ended December 31, 2007, 2006 and 2005. Total estimated amortization expense for the years ending December 31, as follows (dollar amounts in millions): 2008 — $11.0; 2009 — $9.6; 2010 - $8.2; 2011 — $7.1 and 2012 — $6.6. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
Note 8 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (in thousands of dollars):

	2007	2006
Accrued taxes	$8,405	$4,088
Accrued compensation	11,485	6,842
Accrued interest	—	946
Accrued programming related	1,785	1,748
Accrued restructuring	5,774	—
Other	2,669	4,569

	$30,118	$18,193

Note 9 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (in thousands of dollars):

	2007	2006
Bank Credit Facility:
Bank term loan	$621,875	$68,125
Revolving credit facility	—	—
9.50% senior notes	10	200,000
Capital leases	2,709	2,044

	624,594	270,169
Less current maturities	(7,398)	(2,536)

	$617,196	$267,633

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

LodgeNet Interactive Corporation	F-19	Form 10-K 2007

On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio of 5.00 times and a minimum consolidated interest coverage ratio of 2.25 times. The Credit Facility agreement also stipulates that the Company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The Company has entered into fixed rate swap agreements for 86% of the outstanding term loan at an average interest rate of 4.85%. The term loan all-in interest rate as of December 31, 2007 was 6.83%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of December 31, 2007, we were in compliance with all financial covenants of our bank Credit Facility.
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2007, we had outstanding letters of credit totaling $0.8 million, which reduce amounts available under the revolver.
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
On March 26, 2007, the company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes, representing principal of $199,990,000, were tendered out of the total 200,000 Notes outstanding. In total, the company paid $18.6 million, plus accrued interest for the Notes.
Capital Leases — As of December 31, 2007, we had total capital lease obligations of $2,709,000. Equipment acquired under capital lease arrangements totaled $1,798,000, $1,048,000 and $1,626,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$6,250	$6,250	$6,250	$6,250	$6,250	$590,635
Capital leases	1,338	938	604	194	1	—

	7,588	7,188	6,854	6,444	6,251	590,635
Less amount representing interest on capital leases	(190)	(109)	(53)	(14)	—	—

	$7,398	$7,079	$6,801	$6,430	$6,251	$590,635

We do not utilize special purpose entities or off-balance sheet financial arrangements.

LodgeNet Interactive Corporation	F-20	Form 10-K 2007

Note 10 — Commitments and Contingencies
Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio that is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For our television on-demand programming, we obtain rights to release television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also have rights to digital music content through our wholly owned subsidiary. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue, subject to a minimum guarantee. These agreements contain various restrictions, including default and termination procedures.
Minimum Guarantees — In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are typically two to five years in length. The unpaid balance of programming related minimum guarantees reflected as a liability in our consolidated balance sheet as of December 31, 2007 was approximately $3.1 million. We account for our minimum guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
At December 31, 2007, our obligations for programming related guarantees, primarily Nintendo programming, aggregated to approximately $30.5 million. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services. The monthly royalty is subject to a minimum only when the percent of revenue generated does not meet the contractual threshold. Our estimate for future minimum royalty amounts payable are as follows: $7.0 million in 2008, $6.6 million in 2009, $6.4 million in 2010, $4.4 million in 2011, $4.2 million in 2012 and $1.8 million thereafter.
Operating Leases — We have entered into certain operating leases, which at December 31, 2007, require future minimum lease payments, as follows: 2008 — $2,996,000; 2009 — $2,479,000; 2010 — $1,630,000; 2011 — $334,000. The leases, which relate to combination warehouse/office facilities for installation and service operations, expire at dates ranging from 2007 to 2011. Rental expense under all operating leases was $2,553,000, $734,000, and $758,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Legal Proceedings — We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges that the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks”. The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. The Company believes that it does not infringe the patent in question, has filed responsive pleadings as well as a motion for summary judgment, has a number of other substantive defenses, and is vigorously defending the action.
Note 11 — Stockholders’ Equity
Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.
Common Stock — In April 2007, we issued 2.05 million shares of common stock as part of the purchase price of On Command (see Note 3). The fair value of the common stock issued, in accordance with EITF 99-12 guidelines, was $50.1 million. In connection with the acquisition of On Command, in April 2007, we completed the sale of one million shares of our common stock to PAR Investment Partners, L.P. in exchange for $23.35 million in cash. The proceeds from this transaction were used to fund a portion of the acquisition purchase price.

LodgeNet Interactive Corporation	F-21	Form 10-K 2007

Share Repurchase Program — In the fourth quarter of 2007, our Board of Directors authorized a stock repurchase program of up to $15.0 million, the full amount currently permitted under our credit facility. As of December 31, 2007, we had repurchased 60,000 shares at a cost of $1.1 million (an average price of $17.91 per share).
Stockholder Rights Plan — In February 1997, we adopted a stockholder rights plan, which was amended and restated effective in February 2007. The restated Stockholder Rights Plan was submitted to a vote of the shareholders at the Company’s annual meeting in May 2007, but was not approved. As the 2007 Amended Rights Plan was not ratified by the Shareholders at the Company’s annual meeting on May 9, 2007, it was to expire on February 28, 2008. However, on February 28, 2008, the Company entered into a new rights plan (the “2008 Rights Plan”), which differs from the 2007 Amended Rights Plan principally in that (a) the term is reduced to a maximum of three years unless ratified by the Shareholders of the Company before the end of any three year period, (b) in the event of a Qualified Offer, the Rights Plan can be redeemed by a simple majority of the Shareholders at a special meeting convened by such purpose, (c) the provisions requiring review by the TIDE Committee have been eliminated, and (d) the definition of a “Qualified Offer” was amended to require that the offer be at a price greater than the highest reported market price per share during the prior 12 months, as compared to the prior plans that referred to a 24 month period . We intend to present the 2008 Rights Plan to the shareholders for approval at the 2008 Annual Meeting of the Shareholders.
Note 12 — Stock Option Plans
The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, non-vested shares (restricted stock), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of December 31, 2007, there were 1,500,000 shares authorized under this plan and 548,551 shares available for grant. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
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
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options were issued at an exercise price equal to the fair market value on the date of grant therefore no compensation cost was recognized at the time of the grant. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) providing supplemental implementation guidance for Statement 123(R). We have applied the provisions of SAB 110 in our adoption of Statement 123(R). We adopted Statement 123(R) using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement 123(R). Share-based compensation expense recognized in 2007 and 2006 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

LodgeNet Interactive Corporation	F-22	Form 10-K 2007

On November 16, 2005, the Board of Directors of LodgeNet Interactive Corporation approved the acceleration of vesting of unvested stock options granted to its employees and executive officers that had an exercise price greater than $17.00 per share. The action was taken in the belief that it was in the best interest of our shareholders to minimize the future non-cash compensation expense associated with stock options upon adoption of Statement 123(R) on January 1, 2006. As a result of the acceleration, options to acquire 373,174 shares of common stock became immediately exercisable on that date.
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Compensation Cost:
Stock options	$506	$700	$57
Non-vested (restricted) shares	1,231	977	231

Total share-based compensation expense	$1,737	$1,677	$288

Compensation expense per common share:	$0.08	$0.09	$0.02

Cash received from stock option exercises for the years ended December 31, 2007, 2006, and 2005 was $17,120,000, $4,179,000, and $4,613,000 respectively. Statement 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the year ended December 31, 2007 included non-cash compensation expense related to stock options of $506,000 and non-cash compensation expense in the amount of $1,231,000 related to non-vested shares (restricted stock).
Pro Forma Information under Statement 123
The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton option-pricing formula at date of grant and amortized to expense over the options’ vesting periods (dollar amounts in thousands, except per share data).

Year Ended
December 31,
2005
Net income (loss), as reported	$(6,959)
Add: stock based employee compensation expense included in reported net income (loss)	288

Less: stock based employee compensation expense determined under fair value method, net of related tax effects	(5,708)

Net income (loss), pro forma	$(12,379)

Net income (loss) per common share (basic and diluted)
As reported	$(0.39)
Pro forma	$(0.69)
Stock Option Valuation and Expense Information under Statement 123(R)
For the year ended December 31, 2007, we did not grant stock options to non-employee directors of the Company and granted 127,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model

LodgeNet Interactive Corporation	F-23	Form 10-K 2007

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
The expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within Staff Accounting Bulletin No. 110 (“SAB 110”). The expected life of stock options granted to non-employee directors represents the weighted average period that those options are expected to remain outstanding and is based on analysis of historical behavior of non-employee director option holders. Prior to the adoption of Statement 123(R), we used five years as the expected term for the purposes of pro forma information under Statement 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.
Share-based compensation expense recognized in our results for the years ended December 31, 2007, 2006, and 2005 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of Statement 123(R), we accounted for forfeitures as they occurred for the purposes of our pro forma information under Statement 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31, are set forth in the table below.

	Years Ended December 31,
	2007	2006	2005
Weighted average fair value of options granted	$16.40	$12.23	$8.90

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.5%	4.4%	3.5%
Weighted average expected volatility	49.6%	53.5%	55.6%
Weighted average expected life — employee	6.25 years	N/A	5.0 years
Weighted average expected life — non-employee director	N/A	8.47 years	5.0 years

LodgeNet Interactive Corporation	F-24	Form 10-K 2007

The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, December 31, 2004	2,544,500	$15.81
Granted	297,920	17.38
Exercised	(288,482)	12.28
Forfeited/canceled	(61,863)	18.62

Outstanding, December 31, 2005	2,492,075	16.33
Granted	25,000	19.09
Exercised	(587,721)	14.28
Forfeited/canceled	(56,400)	21.79

Outstanding, December 31, 2006	1,872,954	16.85
Granted	127,500	30.51
Exercised	(818,454)	15.96
Forfeited/canceled	(16,550)	17.78

Outstanding, December 31, 2007	1,165,450	$18.96	5.2	$1,304,715

Options exercisable, December 31, 2007	1,024,036	$17.53	4.6	$1,298,245

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The total intrinsic value of options exercised the years ended December 31, 2007, 2006, and 2005 was approximately $12,348,000, $4,302,000, and $1,595,000, respectively.
The fair value of options vested during the years ended December 31, 2007, 2006, and 2005 was approximately $190,000, $650,000, and $5,564,000, respectively.
For the year ended December 31, 2007, 3,550 vested options to purchase shares with a weighted average exercise price of $21.68 expired. The remaining outstanding share options expire in 2008 though 2017.
Non-Vested Shares (Restricted Stock)
For the years ended December 31, 2007, 2006 and 2005, we awarded 16,323, 28,250 and 21,500 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. In 2007, the 16,323 shares were awarded in two separate grants. For the first grant of 12,500 shares, the shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. For the second grant of 3,823 shares, 50% vest in the first quarter of 2008, and 50% vest in the first quarter of 2009. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
For the years ended December 31, 2007 and 2006, we awarded 12,000 and 12,500 shares of time-based restricted stock (non-vested shares), respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
In 2006, we awarded 101,550 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The vesting of the performance based restricted stock (non-vested shares) is contingent on the Company’s financial achievement of cumulative earnings for 2006, 2007, and 2008 of at least $1.10 per share. The Compensation Committee of the Board of Directors has the obligation to amend the performance metric as a result of the acquisitions. We currently expect to achieve the performance goal and are ratably amortizing the fair value over the period the

LodgeNet Interactive Corporation	F-25	Form 10-K 2007

performance metric is being measured. If the goal is not met, no compensation cost is ultimately recognized and any amount of previously recognized compensation cost will be reversed.
In 2007, we awarded 3,658 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees that vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the performance-based restricted stock is not currently being amortized ratably over the period that the performance metric is being measured. The Compensation Committee of the Board of Directors has the right to amend the performance metric. We currently do not expect to achieve these performance goals. If such goals are expected to be met, compensation cost will be recognized over the remaining period.
We recorded the following amounts in our consolidated statement of operations related to non-vested shares (restricted stock) for the years ended December 31 (dollar amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Compensation cost — non-vested shares:
Time-based vesting	$753	$530	$231
Performance-based vesting	478	447	—

Total share-based compensation expense — non-vested shares	$1,231	$977	$231

A summary of the status of non-vested shares and changes as of December 31, 2007 is set forth below:

	Year Ended
	December 31, 2007
	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Non-vested	Grant-date	Non-vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	78,500	$16.93	101,550	$14.47
Granted	28,323	31.97	3,658	31.10
Vested	(22,250)	22.62	—	—
Forfeited/canceled	(5,250)	16.02	(3,600)	13.76

Outstanding, end of period	79,323	$20.76	101,608	$15.10

LodgeNet Interactive Corporation	F-26	Form 10-K 2007

Unrecognized Compensation Expense
As of December 31, 2007 unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2007	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$1,705	36.0
Non-vested shares — time based vesting	632	18.5
Non-vested shares — performance based vesting	495	11.6

Total unrecognized compensation cost	$2,832

Note 13 — Warrants
In 1995, we issued 480,000 warrants to purchase common stock in connection with the issuance of our 11.50% Senior Notes which were repaid in July 2004. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $7.00 per share. The warrants included demand registration rights and anti-dilution provisions and expired on August 9, 2005. In 2005, holders of the 11.50% Notes exercised the remaining 240,000 warrants outstanding.
In October 2000, we entered into an agreement with Hilton Hotels Corporation to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. Warrants in the amount of 1.5 million shares related to hotels owned or operated by Hilton and vested immediately. The remaining 600,000 warrant shares related to hotels franchised through Hilton and vested on a per room basis as we obtained contracts for delivery of services to these hotels. The vesting period for these warrant shares ended October 9, 2005. We followed the guidance provided in EITF 96-18 to account for the warrants issued. The fair value of the 1.5 million warrant shares was estimated at $21.8 million using the Black-Scholes valuation method and was recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The 600,000 warrant shares were measured and similarly accounted for upon delivery of the related room contracts. During 2005, 47,886 of these warrant shares were issued with a fair value of $446,000, and were recorded as contract acquisition costs within fixed assets and credited to additional paid-in capital. The costs are amortized over the contract life. As of December 31, 2005, there were 1,761,555 warrant shares outstanding under this agreement with Hilton.
In December 2006, we issued 196,570 shares of our common stock pursuant to the exercise by Hilton, on a cashless basis, permissible by the agreement, of its warrant to purchase 1,761,555 shares of common stock. This represented all of the shares of our common stock that Hilton was entitled to purchase pursuant to the warrant.
As of December 31, 2007, we did not have any warrants outstanding.
Note 14 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. Our contribution expense was $1,029,000, $869,000 and $816,000 in 2007, 2006 and 2005, respectively.
Note 15 — Restructuring
We account for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of our post acquisition activities, we incurred restructuring costs of $11.2 million during the year ended December 31, 2007, all of which are included in operating expenses on the Consolidated Statement of Operations. StayOnline restructuring expenses of $833,000 were related to employee severance agreements and the consolidation of warehouse and call center

LodgeNet Interactive Corporation	F-27	Form 10-K 2007

operations. On Command restructuring expenses of $10.3 million consisted of $8.3 million in employee severance, $949,000 in facility consolidation and relocation expenses and $1.1 million of other restructuring costs. Employee severance costs relate to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. The facility consolidation and relocation expenses relate to our relocation of several functions performed at a leased facility in Denver to Sioux Falls including warehousing, purchasing and system assembly.
We estimate there will be additional employee severance costs of approximately $2.0 to $3.0 million charged to restructuring over the next twelve months as the remaining duplicate general and administrative functions are phased out.
Restructuring liabilities along with charges to expense and cash payments were as follows (in thousands of dollars):

	12/31/06	Expenses		12/31/07
	Balance	Incurred	Payments	Balance
Severance and other benefit related costs	$—	$9,094	$(3,805)	$5,289
Cost of closing redundant facilities	—	955	(470)	485
Other	—	1,109	(1,109)	—

Total	$—	$11,158	$(5,384)	$5,774

Note 16 — Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2007	2006	2005
Domestic	$(67,692)	$1,159	$(6,288)
Foreign	1,837	981	(221)

Total	$(65,855)	$2,140	$(6,509)

The provision for income taxes varies from the federal statutory rate applied to the total income as follows for the years ended December 31 (in thousands of dollars):

	2007	2006	2005
Federal income tax benefit at statutory rate (35%)	$(23,049)	$749	$(2,341)
State income taxes, net of federal benefit	403	441	(241)
Other non-deductible items	345	134	152
Other	(58)	—	—
Net change to valuation allowance, excluding change due to acquisitions	21,676	(1,025)	2,880

(Benefit) provision for income taxes	$(683)	$299	$450

The provision (benefit) for income taxes was as follows for the years ended December 31 (in thousands of dollars):

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	622	224	365
Foreign	(1,305)	75	85

	(683)	299	450
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax expense (benefit)	$(683)	$299	$450

LodgeNet Interactive Corporation	F-28	Form 10-K 2007

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for the financial reporting purposes and the amounts used for income tax purposes, consist of the following at December 31 (in thousands of dollars):

	2007	2006
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$216,134	$64,096
Capital loss carryforwards	1,469	1,431
Reserves and accruals	1,579	1,588
Deferred credits, net	4,636	3,371
Book over tax depreciation/amortization	—	21,692
Other tax assets	8,292	—
Tax valuation allowance	(197,232)	(92,178)

Total deferred tax assets	34,878	—

Deferred tax liabilities:
Tax over book depreciation/amortization	(34,878)	—

Total deferred tax liabilities	(34,878)	—

Net deferred tax liability	$—	$—

We evaluated the realization of deferred tax assets and reduced the carrying amount of these deferred tax assets by a valuation allowance. We considered various factors when assessing the future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment.
The Company’s valuation allowance increased $105 million in 2007. This is primarily as a result of a $64.8 million increase resulting from acquisitions completed in 2007, an increase in federal and state net operating losses, changes in tax rates, and book amortization in excess of tax amortization.
If the valuation allowance for the deferred tax asset for the acquired deductible temporary differences or operating loss or tax credit carryforwards created as a result of the 2007 acquisitions are recognized in the future, the tax benefits for those items that are first recognized (that is, by elimination of that valuation allowance due to the acquisition of $64.8 million) in financial statements after the acquisition date shall be applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense.
At December 31, 2007, the Company had net operating loss carryforwards for U.S. federal income tax purposes aggregating approximately $528.3 million and $524.7 million for U.S. state and local income tax purposes. In addition there are capital loss carryovers of $4.2 million available to offset future capital gains. There were also approximately $22.4 million of Canadian federal net operating loss carryforwards. At December 31, 2007, combined federal alternative minimum tax credit carryforwards, research and development credits, and foreign tax credits totaled $1.9 million available to offset future regular tax liabilities. A portion of these loss carryforwards expire each year unless utilized. Tax loss carryforwards expiring in the next five years are as follows (in thousands of dollars): 2008 — $0; 2009 — $6,390, 2010 — $7,732, 2011 — $13,188; and 2012 — $16,526.
Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the ability to utilize net operating losses and tax credit carryforwards generated prior to the parent company’s acquisition of the company may be limited as a result of such “ownership change” as defined.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company may record a benefit for such tax position in its consolidated financial statements. The company is not currently under audit in any income tax jurisdiction and has not signed any extensions to extend the statute of limitations to complete an audit. The Company is generally open for tax year after 2003.

LodgeNet Interactive Corporation	F-29	Form 10-K 2007

The impact—increase/(decrease)—on Company’s balance sheet as of December 31, 2007 due to the adoption of FIN 48 is as follows (in thousands of dollars):

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Uncertain Tax Benefit	$1,305	$677	$(1,305)	$677
The beginning balance represented a foreign tax position established prior to 2007 where the statute of limitations lapsed due to expiration of the statutory period of assessment in 2007.
Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2007 is $677. The Company recognizes interest and penalties related to unrecognized tax benefit in tax expense.
Note 17 — Segment Information
We operate in one reportable segment, the distribution of entertainment and information services to the hospitality industry. The following table presents revenues by country based on the location of the customer for the year ended December 31 (in thousands of dollars):

	2007	2006	2005
United States	$454,063	$275,190	$263,927
Canada	27,794	12,310	11,083
Mexico	2,472	—	—
Other	1,259	713	761

Total	$485,588	$288,213	$275,771

Property and equipment by country based on the location of the assets were as follows at December 31 (in thousands of dollars):

	2007	2006
United States	$293,048	$177,979
Canada	24,093	7,791
Mexico	6,822	—

Total	$323,963	$185,770

Note 18 — Impact of Hurricane Katrina
In August 2005, Hurricane Katrina swept through the Gulf of Mexico region, causing severe damage to properties located in Louisiana, Alabama, Mississippi, and Florida. LodgeNet sustained property damage to its systems installed at the hotels located within those states. The damage included 121 hotels or approximately 21,000 rooms served by the LodgeNet interactive systems. In December 2005, we received insurance proceeds associated with the Hurricane Katrina recovery of $788,000 offset by a $280,000 charge for equipment impairment during 2005. During 2006, we received payments from our insurance carrier totaling $817,000 of which $291,000 was related to property damage and $526,000 was related to business interruption indemnification. The insurance proceeds were recorded within other operating income. Properties included in the acquired On Command room base suffered similar hurricane damage and final proceeds related to property damage and business interruption indemnification is being evaluated with the insurance carrier. As December 31, 2007, no amounts had been received or recognized within our results of operations.
Note 19 — Write-Off of Debt Issuance Costs
In April of 2007, we repaid our $225.0 million bank Credit Facility and redeemed 199,990 notes, representing principal of $199,990,000, of our 9.50% Senior Notes due June 15, 2013. As a result of this payoff and early redemption, we recognized a $22.2 million loss representing call and tender premiums and related expenses and the write off of unamortized debt issuance costs, net of a deferred gain from the termination of an interest rate swap arrangement where the 9.50% Senior Notes had been the underlying debt.

LodgeNet Interactive Corporation	F-30	Form 10-K 2007

Note 20 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except per share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenues	$70,193	$71,871	$76,510	$69,639
Net (loss) income	(654)	433	2,184	(122)
Per common share (basic and diluted)	$(0.04)	$0.02	$0.12	$(0.01)

2007
Revenues	$75,285	$134,937	$142,608	$132,758
Net loss	(28)	(34,031)	(11,411)	(19,702)
Per common share (basic and diluted)	$—	$(1.52)	$(0.50)	$(0.87)

LodgeNet Interactive Corporation	F-31	Form 10-K 2007

LodgeNet Interactive Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions		Additions
	Balance	Charged to	Additions	Related to		Balance
	Beginning	Costs and	Related to	Other		End of
Description	of Period	Expenses	Acquisition	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2005:
Allowance for Excess or Obsolete System Components	$1,300	$725	$—	$—	$1,325	$700
Allowance for Doubtful Accounts	300	135	—	—	135	300
Allowance for System Removal	300	1,534	—	—	994	840
Deferred Tax Valuation Allowance	86,647	—	—	7,721	1,166	93,202

Year Ended December 31, 2006:
Allowance for Excess or Obsolete System Components	$700	$946	$—	$—	$1,186	$460
Allowance for Doubtful Accounts	300	(154)	—	—	(29)	175
Allowance for System Removal	840	2,155	—	—	2,175	820
Deferred Tax Valuation Allowance	93,202	—	—	2,362	3,386	92,178

Year Ended December 31, 2007:
Allowance for Excess or Obsolete System Components	$460	$1,405	$—	$—	$1,190	$675
Allowance for Doubtful Accounts	175	392	—	—	135	432
Allowance for System Removal	820	2,115	—	—	2,513	422
Deferred Tax Valuation Allowance	92,178	—	64,755	40,637	338	197,232

LodgeNet Interactive Corporation	F-32	Form 10-K 2007