Form 10-Q
period 2008-03-31
LODGENET INTERACTIVE CORP
filed 2008-05-09
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑.
At May 5, 2008, there were 22,282,897 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
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

March 31, 2008	Page 2

LodgeNet Interactive Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,836	$25,569
Accounts receivable, net	77,961	73,580
Other current assets	9,762	11,359

Total current assets	106,559	110,508

Property and equipment, net	313,062	323,963
Debt issuance costs, net	10,919	11,374
Intangible assets, net	123,376	126,530
Goodwill	111,293	111,293
Other assets	10,338	10,155

Total assets	$675,547	$693,823

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$49,303	$50,559
Current maturities of long-term debt	7,376	7,398
Accrued expenses	24,484	30,118
Deferred revenue	15,689	14,354

Total current liabilities	96,852	102,429

Long-term debt	622,763	617,196
Other long-term liabilities	39,504	22,440

Total liabilities	759,119	742,065

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 22,989,515 and 22,969,775 shares outstanding at March 31, 2008 and December 31, 2007, respectively	230	230
Treasury stock, at cost: 530,000 and 60,000 shares at March 31, 2008 and December 31, 2007, respectively	(5,737)	(1,075)
Additional paid-in capital	330,892	330,405
Accumulated deficit	(380,649)	(367,638)
Accumulated other comprehensive loss	(28,308)	(10,164)

Total stockholders’ deficiency	(83,572)	(48,242)

Total liabilities and stockholders’ deficiency	$675,547	$693,823

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2008	Page 3

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Guest Entertainment and hotel services	$128,692	$70,720
System sales, advertising and other	11,095	4,565

Total revenues	139,787	75,285

Direct Costs and Operating Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest Entertainment and hotel services	67,391	33,090
System sales, advertising and other	8,519	3,370
Operating expenses:
System operations	15,387	8,534
Selling, general and administrative	15,225	7,844
Depreciation and amortization	33,100	16,089
Restructuring	2,002	241
Other operating expense	10	—

Total direct costs and operating expenses	141,634	69,168

(Loss) income from operations	(1,847)	6,117

Other Income and (Expenses):
Interest expense	(10,974)	(6,204)
Other income	11	160

(Loss) income before income taxes	(12,810)	73
Provision for income taxes	(201)	(101)

Net loss	$(13,011)	$(28)

Net loss per common share (basic and diluted)	$(0.58)	$—

Weighted average shares outstanding (basic and diluted)	22,606,699	19,040,156

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2008	Page 4

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(13,011)	$(28)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,100	16,089
Share-based compensation	509	265
Other	16	—
Change in operating assets and liabilities:
Accounts receivable, net	(4,556)	(2,613)
Other current assets	1,527	(1,260)
Accounts payable	(1,190)	1,777
Accrued expenses and deferred revenue	(4,287)	3,823
Other	(211)	(26)

Net cash provided by operating activities	11,897	18,027

Investing activities:
Property and equipment additions	(18,935)	(15,897)
Deferred acquisition costs	—	(447)
Acquisition of StayOnline, Inc.	—	(14,422)

Net cash used for investing activities	(18,935)	(30,766)

Financing activities:
Repayment of long-term debt	(1,563)	(375)
Payment of capital lease obligations	(413)	(636)
Borrowings on revolving credit facility	30,000	—
Repayments of revolving credit facility	(23,000)	—
Purchase of treasury stock	(4,662)	—
Exercise of stock options	—	7,272

Net cash provided by financing activities	362	6,261

Effect of exchange rates on cash	(57)	3

Decrease in cash and cash equivalents	(6,733)	(6,475)
Cash and cash equivalents at beginning of period	25,569	22,795

Cash and cash equivalents at end of period	$18,836	$16,320

The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2008	Page 5

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe that the disclosures are adequate to make the information presented herein not misleading, it is recommended that these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2007, as filed with the Commission. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries and joint ventures. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation.
Note 2 — Business Combinations
On February 1, 2007, we, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”) for approximately $15.5 million in cash. Our financial statements have included the results of StayOnline since February 1, 2007.
On April 4, 2007, we completed the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) for approximately $387.9 million including transaction costs. Ascent owned 100% of the capital stock of On Command Corporation (“On Command”). On Command is now a subsidiary of LodgeNet and has been included in our results of operations since April 4, 2007.
On July 1, 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007.
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command for the three months ended March 31, 2008 and 2007 as if the acquisitions were completed as of January 1, 2007 (dollar amounts in thousands, except per share data):

		Pro Forma
	2008	2007
Total revenue	$139,787	$135,534
Net loss	$(13,011)	$(13,047)
Net loss per share	$(0.58)	$(0.59)

March 31, 2008	Page 6

LodgeNet Interactive Corporation	Form 10-Q
The unaudited pro forma results include adjustments for incremental interest expense and amortization of acquired intangibles related to the acquisitions. The results are presented for comparative purposes only and are not indicative of operating results that would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results. We have integrated the three businesses and manage our operations as one reportable segment.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Land, building and equipment	$110,016	$105,247
Guest Pay systems:
Installed system costs	645,892	646,095
Customer acquisition costs	56,097	55,080
System components	26,875	24,966
Software costs	33,873	33,783

Total	872,753	865,171
Less — depreciation and amortization	(559,691)	(541,208)

Property and equipment, net	$313,062	$323,963

Note 4 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded $9.6 million, $98.4 million and $3.3 million of goodwill in connection with the acquisitions of StayOnline, On Command, and minority interest of THN, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value.
In February 2007, we recorded $4.9 million of other intangibles in connection with the acquisition of StayOnline. Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of 5 years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of 10 years. The intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
In connection with the acquisition of On Command in April 2007 and the minority interest of THN in July 2007, we recorded $130.2 million of other intangibles. Of the $130.2 million of acquired intangible assets, $116.9 million was assigned to hotel contracts and customer relationships with an estimated economic life of 20 years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of 4 years, $3.0 million was assigned to tradenames with an estimated economic life of 7 years and $4.9 million was assigned to patents with an estimated economic life of 5 years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, which typically are for five to seven years. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 144. These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to ten years.

March 31, 2008	Page 7

LodgeNet Interactive Corporation	Form 10-Q
We have the following intangible assets (in thousands of dollars):

	March 31, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(6,485)	$120,315	$(4,884)
Other acquired intangibles	12,984	(8,954)	12,984	(8,263)
Tradenames	2,955	(651)	2,955	(225)
Acquired patents	5,032	(1,820)	5,032	(1,384)

	$141,286	$(17,910)	$141,286	$(14,756)

We recorded consolidated amortization expense of $3,154,000 and $421,000, respectively, for the three months ended March 31, 2008 and 2007. We estimate total amortization expense for the nine months remaining in 2008 and the years ending December 31, as follows (dollar amounts in millions): 2008 — $7.9; 2009 — $9.6; 2010 — $8.2; 2011 — $7.1; 2012 — $6.6 and 2013 — $6.4. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
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
The loss per common share for the three months ended March 31, 2008 and 2007 is based on 22,606,699 and 19,040,156 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of March 31, 2008 and 2007, the number of potential dilutive common shares was approximately 1,561,000 and 1,792,000, respectively. Such potential dilutive common shares consist of stock options, restricted stock and warrants.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Taxes	$8,591	$8,405
Compensation	8,184	11,485
Interest	214	—
Programming related	1,938	1,785
Restructuring	2,537	5,774
Other	3,020	2,669

	$24,484	$30,118

March 31, 2008	Page 8

LodgeNet Interactive Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Bank Credit Facility:
Bank term loan	$620,313	$621,875
Revolving credit facility	7,000	—
9.50% senior notes	10	10
Capital leases	2,816	2,709

	630,139	624,594
Less current maturities	(7,376)	(7,398)

	$622,763	$617,196

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
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of March 31, 2008, our consolidated total leverage ratio was 4.45 compared to the maximum allowable of 4.75 and our consolidated interest coverage ratio was 3.10 compared to the minimum allowable of 2.50. The Credit Facility agreement also stipulates that the Company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The Company has entered into fixed rate swap agreements for 86% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of March 31, 2008 was 4.7%. The weighted average interest rate of the revolving credit facility as of March 31, 2008, was 6.50%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of March 31, 2008, we were in compliance with all financial covenants of our bank Credit Facility.
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
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2008, we had outstanding letters of credit totaling $0.5 million, which reduce amounts available under the revolver.

March 31, 2008	Page 9

LodgeNet Interactive Corporation	Form 10-Q
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. The Notes were unsecured, subordinated in right of payment to all existing and future senior debt of LodgeNet and ranked pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. On March 26, 2007, the company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes, representing principal of $199,990,000, were tendered out of the total 200,000 Notes outstanding. In total, the company paid $18.6 million plus accrued interest for the Notes.
Capital Leases — As of March 31, 2008, we have total capital lease obligations of $2,816,000. Equipment acquired under capital lease arrangements during the three months ended March 31, 2008 totaled $524,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of March 31, 2008, long-term debt has the following scheduled maturities for the nine months remaining in 2008 and the full years ending December 31, 2009 and after (in thousands of dollars):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$4,688	$6,250	$6,250	$6,250	$6,250	$597,635
Capital leases	1,002	1,084	749	325	14	—

	5,690	7,334	6,999	6,575	6,264	597,635

Less amount representing interest on capital leases	(147)	(125)	(64)	(22)	—	—

	$5,543	$7,209	$6,935	$6,553	$6,264	$597,635

We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Loss
Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive loss and its components. Comprehensive loss reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive loss was as follows for the periods ended March 31 (in thousands of dollars):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(13,011)	$(28)
Foreign currency translation adjustment	(997)	13
Unrealized loss on interest rate swap agreements	(17,147)	—

Comprehensive loss	$(31,155)	$(15)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Unrealized loss on interest rate swap agreements	$(34,044)	$(16,897)
Foreign currency translation adjustment	5,736	6,733

Accumulated other comprehensive loss	$(28,308)	$(10,164)

March 31, 2008	Page 10

LodgeNet Interactive Corporation	Form 10-Q
Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $10,715,000 and $1,367,000, respectively, for the three months ended March 31, 2008 and 2007. Cash paid for taxes was $84,000 and $135,000 for the three months ended March 31, 2008 and 2007, respectively.
Note 10 — Effect of Recently Issued Accounting Standards
We adopted the recognition and disclosure for financial assets and financial liabilities provisions of SFAS No. 157, Fair Value Measurements (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB issued FASB Staff Position 157-2 deferring the effective date of the recognition and disclosure provisions for non-financial assets and non-financial liabilities of FAS 157 and decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is applicable primarily to our debt and derivative contracts.
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

March 31, 2008	Page 11

LodgeNet Interactive Corporation	Form 10-Q
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
Statement 141R also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how an acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk—related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
Note 11 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted Statement 123(R), effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of Statement 123(R). Share-based compensation expense recognized in the three months ended March 31, 2008 and 2007 under Statement 123(R) includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

March 31, 2008	Page 12

LodgeNet Interactive Corporation	Form 10-Q
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the period ended March 31 (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Compensation cost (benefit):
Stock options	$245	$47
Non-vested shares	264	218

Total share based compensation expense	$509	$265

Compensation expense per common share (basic and diluted):	$0.02	$0.01

For the three months ended March 31, 2008, there was no cash received from stock option exercises. For the three months ended March 31, 2007, cash received from stock option exercises was $7,272,000. Statement 123(R) requires that the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended March 31, 2008 and 2007, included non-cash compensation expense related to stock options of $245,000 and $47,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $264,000 and $218,000, respectively.
Stock Option Valuation and Expense Information under Statement 123(R)
For the three months ended March 31, 2008, we did not grant stock options to non-employee directors of the Company, however we did grant 208,750 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with Statement 123(R). The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, the weighted average expected life of the options. We do not pay dividends therefore the dividend rate variable in the Black-Scholes-Merton model is zero.
Non-Vested Shares (Restricted Stock)
For the three months ended March 31, 2008, we awarded 26,000 shares of time-based restricted stock (non-vested shares), to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant with 50% vested at the end of year three and 50% at the end of year four. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the first quarter of 2008, we did not issue any performance based restricted stock.
Note 12 — Restructuring
We account for our restructuring activities in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of our post acquisition activities, we incurred restructuring costs of $2.0 million during the first quarter ended March 31, 2008, all of which are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses consisted of approximately $1.2 million in employee severance, $659,000 in redundant acquired facility consolidation and $169,000 of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of corporate systems infrastructure including the early termination of a support agreement.

March 31, 2008	Page 13

LodgeNet Interactive Corporation	Form 10-Q
We estimate there will be additional employee severance and other restructuring costs of approximately $0.5 to $1.5 million charged to restructuring over the next nine months as the remaining duplicate general and administrative functions are phased out along with the consolidation of our satellite office locations.
Restructuring liabilities along with charges to expense and cash payments were as follows (in thousands of dollars):

	12/31/07	Charges to	Cash	3/31/08
	Balance	Expense	Payment	Balance
Severance and other benefit related costs	$5,289	$1,174	$(4,831)	$1,632
Cost of closing redundant acquired facilities	485	659	(239)	905
Other	—	169	(169)	—

Total	$5,774	$2,002	$(5,239)	$2,537

Note 13 — Common Stock Repurchase Program
In the first quarter of 2008, we repurchased 470,000 shares at a cost of $4.7 million (an average price of $9.92 per share). The common stock repurchase program began in December 2007 under a plan authorized by our Board of Directors to repurchase up to $15.0 million of our common stock, the full amount currently permitted under our credit facility. As of March 31, 2008, we had repurchased 530,000 shares at a cost of $5.7 million and $9.3 million remained available under the program for share repurchases.
Note 14 — Fair Value Measurements
As discussed in Note 10, we adopted FAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of FAS 157 was limited to financial assets and liabilities, which primarily relate to our debt and derivative contracts. The estimated carrying and fair values of our financial instruments are as follows (in thousands of dollars):

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$34,044	$34,044	$16,897	$16,897
Long-term debt	$630,139	$518,483	$624,594	$599,718
The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices except for capital leases which are reported at carrying value. The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount that we would have to pay to terminate the swap agreement at the reporting date.
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

March 31, 2008	Page 14

LodgeNet Interactive Corporation	Form 10-Q
The following table summarizes the valuation of our financial instruments by the above FAS 157 pricing levels as of the valuation dates listed (in thousands of dollars):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps - liability position	$34,044	$—	$34,044	$—

March 31, 2008	Page 15

LodgeNet Interactive Corporation	Form 10-Q
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements”. When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to restructuring costs, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 14, 2008, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of March 31, 2008, we provided interactive television and other services to approximately 9,900 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide television programming, broadband Internet, and advertising media solutions in approximately 1.1 million, 220,000 and 400,000 hotel rooms respectively. In addition, we sell and operate interactive television systems that provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.
Following our strategic acquisitions in 2007 in the areas of interactive television, broadband Internet and advertising media, we now offer our customers an expanded suite of services and solutions that connect, inform and entertain guests and patients. This strategic transformation has placed us in a unique position to broaden our customer relationships and drive meaningful new revenues and cash flows. We also continue to focus on controlling operating expenses and capital investment levels to drive cash flow generation as we finalize the post merger activities from our acquisitions.

March 31, 2008	Page 16

LodgeNet Interactive Corporation	Form 10-Q
With our expanded suite of products and services, we are establishing new product categories that we believe will become increasingly important contributors to our financial performance. The criteria for establishing these new products and services include minimal capital investment on our part and with the same prudent financial approach we have historically applied to our Company. We intend to manage our business and capital investment plans to ensure we can capture our most promising growth opportunities.
Our revenue for the first quarter of 2008 was $139.8 million, an increase of $64.5 million or 85.7%, compared to the first quarter of 2007. The growth in revenue was primarily driven by the 2007 acquisition of On Command, which contributed $56.2 million to revenue in the first quarter of 2008. The average monthly total revenue per room was $25.12 for the first quarter of 2008 compared to $24.93 for the first quarter of 2007. Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television, Internet access through the television, and sports programming, increased $43.8 million or 78.9% to $99.2 million. On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2008 declined 2.9%, which was essentially unchanged when compared to the decline in occupancy of approximately 3.2% quarter over quarter. Hotel Services revenue, which includes revenue from hotels for television programming and broadband Internet service and support, increased $14.2 million or 93.1% to $29.5 million during the first quarter of 2008 versus $15.3 million in the first quarter of 2007. On a per-room basis, monthly Hotel Services revenue for the first quarter of 2008 increased 4.7% to $5.30 compared to $5.06 for the first quarter of 2007. This increase resulted primarily from the continued installation of high definition television systems and related services. Revenue from the sales of broadband, healthcare and other interactive systems, and advertising and media services (primarily from The Hotel Networks), increased to $11.1 million during first quarter of 2008 versus $4.6 million in the first quarter of 2007. The increase in revenue resulted directly from an increase in the sale of interactive television and Internet access systems to hotels and the incorporation of the revenue from The Hotel Networks.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) increased to $75.9 million in the first quarter of 2008 as compared to $36.5 million in the first quarter of 2007. The increase in total direct costs was primarily due to the direct costs associated with the operations of On Command. For the first quarter of 2008, direct costs as a percentage of revenue were 54.3% as compared to 48.4% for the first quarter of 2007. The increase as a percentage of revenue was primarily due to the revenue and direct costs associated with the On Command TV programming service, which represented approximately 85% of the increase to total direct costs, quarter over quarter, or 490 basis points. The relationship of direct costs to revenue for the On Command TV programming service was known prior to the acquisition and a contract amendment with a major On Command customer is in place. We expect the margins on this service to improve significantly over the next two years as we convert this customer to high definition television programming as provided by the amended contract.
For the first quarter of 2008, total operating costs and expenses increased $33.0 million, primarily due to the acquisition of On Command and StayOnline. System operations expenses increased to $15.4 million in the first quarter of 2008 as compared to $8.5 million in the first quarter of 2007. As a percentage of revenue, system operations expenses decreased to 11.0% this quarter as compared to 11.3% in the first quarter of 2007. Per average installed room, system operations expenses also decreased to $2.77 per room per month compared to $2.83 in the prior year quarter. Selling, general and administrative (SG&A) expenses increased as a result of the 2007 acquisitions from $7.8 million in the first quarter of 2007 to $15.2 million in the current quarter. Included within this quarter’s SG&A expenses were approximately $717,000 of integration costs. Integration expenses are defined as incremental costs associated with activities to combine or merge an operation that is not being closed, exited, or disposed of. Since we will realize certain future benefits, these costs are accounted for within our operating expenses as components of continuing operations. As a percentage of revenue, SG&A expenses were 10.9% in the current quarter compared to 10.4% in the first quarter of 2007.
For the first quarter of 2008, we also incurred restructuring costs of $2.0 million to complete the personnel reduction phases of our post merger activities. The restructuring expenses were primarily related to employee severance costs for the remaining administrative functions and the consolidation of our corporate systems infrastructure.

March 31, 2008	Page 17

LodgeNet Interactive Corporation	Form 10-Q
Guest Entertainment and Hotel Services (includes guest entertainment purchases and revenue from hotels for services such as free-to-guest television channels and recurring broadband Internet service and support to the hotels). Our primary source of revenue is providing in-room, interactive guest services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis. Our services include on-demand movies, network-based video games, music and music videos, Internet on television (which does not require a laptop), and television on-demand programming.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties, and hotels with expiring contracts that may not meet our return on investment requirement and may select programming from a local cable provider.
•	The variety of services offered at the hotel. Rooms equipped with our high-definition or standard digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our HDTV system in all newly contracted rooms and by converting selected rooms to our HDTV system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
The primary direct costs of providing Guest Entertainment and Hotel Services are:
➢	license fees paid to major motion picture studios, which are based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered basic and premium television programming;

➢	broadband Internet connectivity costs and call center support;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.

March 31, 2008	Page 18

LodgeNet Interactive Corporation	Form 10-Q
System Sales, Advertising and Other Services. Our revenue from other products and services, primarily within the hotel and lodging industry, increased $6.5 million to $11.1 million during the first quarter of 2008 versus $4.6 million in the prior year quarter. The increase was a direct result of our initiatives to diversify our revenue including the expansion of our advertising and media services within the hotels, increased broadband equipment and interactive television system equipment sales to hotels, and increased systems and equipment sales to healthcare facilities and travel centers. The advertising and media revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition.
Revenue generated from other products and services includes the following:
➢	revenue generated from our advertising and media services within the hotels;

➢	revenue generated from the sale of our interactive systems to healthcare facilities, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue generated from the sale of our interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue from the sale of miscellaneous system equipment such as multi-service connection equipment, television remotes and service parts and labor to the hotels;

➢	revenues from the sale of equipment to our international licensees within the hotel or lodging industry;

➢	revenues from the installation of master antenna low voltage wiring and related infrastructure to the hotels;

➢	revenues from the sale and installation of DIRECTV satellite systems to the hotels; and

➢	revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.

March 31, 2008	Page 19

LodgeNet Interactive Corporation	Form 10-Q
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

	Three Months Ended
	March 31,
	2008	2007
Net free cash flow	$(7,038)	$(12,739)
Add:
Cash used for property and equipment additions	18,935	15,897
Cash used for acquisitions and other activities	—	14,869

Cash provided by operating activities	$11,897	$18,027

March 31, 2008	Page 20

LodgeNet Interactive Corporation	Form 10-Q
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

	March 31,
	2008	2007
Total rooms served (1)	1,968,000	1,136,411
Total Guest Entertainment rooms (2)	1,863,599	1,010,975
Total HD rooms (3)	109,980	37,343
Total Television Programming (FTG) rooms (4)	1,076,894	546,516
Total Broadband Internet rooms (5)	221,906	178,430
Net new Guest Entertainment rooms for the three months ended (6)	9,156	6,038

(1)	Total rooms served include rooms receiving one or more of our services including rooms served by international licensees. The increase from 2007 is due to the addition of the On Command room base of approximately 830,000 rooms.

(2)	Guest Entertainment rooms are equipped with our interactive television systems.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Television programming (FTG) rooms receiving basic or premium television programming.

(5)	Represents rooms receiving high-speed Internet service included in total rooms served.

(6)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 17,331 and 17,664 for the three months ended March 31, 2008 and 2007, respectively.
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

	March 31,
	2008	2007
Net new digital rooms for the three months ended	18,191	26,017
Net new HDTV rooms for the three months ended (1)	23,582	13,841
Total HDTV rooms installed (2)	109,980	37,343
Total digital rooms installed	1,483,522	759,379
Digital rooms as a percent of total Guest Pay interactive rooms	79.6%	75.1%

(1)	HDTV rooms are equipped with high-definition capabilities and are included in total digital rooms.

(2)	HDTV rooms are included in the total digital rooms installed.

March 31, 2008	Page 21

LodgeNet Interactive Corporation	Form 10-Q
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

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2008	2007	2007	2006
Average cost per room — new installation	$390	$366	$399	$354
Average cost per room — conversion	$301	$285	$309	$252

Average cost per HD room — new installation	$413	$430	$460	$438
Average cost per HD room — conversion	$304	$316	$312	$289
The increase in the average cost per new and converted rooms from 2007 to 2008 is primarily driven by the change in average room size of the property and the increase in high definition installations, which have a higher cost per room. The incremental cost for a high-definition installation ranges from approximately $50 to $100 per room depending upon the average room size, the mix of high-definition services and the amount of hotel capital contributions.
Revenue Per Room
Guest Entertainment revenue can fluctuate based on several factors including occupancy, the popularity of movie content, mix of services purchased and the availability of alternative programming. During the quarter, occupancy was down approximately 3.2% as compared to the first quarter of 2007. The following table sets forth the components of our Guest Entertainment revenue per room for the three months ended March 31:

	Three Months Ended
	March 31,
	2008	2007
Average monthly revenue per room:
Movie revenue	$16.51	$17.13
Other interactive service revenue	1.32	1.23

Total per Guest Entertainment room	$17.83	$18.36

March 31, 2008	Page 22

LodgeNet Interactive Corporation	Form 10-Q
Direct Costs
Guest Entertainment and hotel services direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission retained by the hotel, and programming and other related costs. As previously noted, the increase in direct costs as a percentage of revenue was primarily driven by the On Command television programming service. The following table sets forth our Guest Entertainment and hotel services direct expenses per room and as a percent of revenue during the three months ended March 31:

	Three Months Ended
	March 31,
	2008	2007
Guest Entertainment and hotel services direct costs per room	$12.11	$10.96
Guest Entertainment and hotel services direct costs as a percent of total revenue	48.2%	44.0%
Operating Expenses
We continue to monitor and manage the operating expenses per room in order to increase the level of cash flow our business generates. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expense (“SG&A”) primarily includes administrative payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. We also incurred approximately $2.8 million of restructuring and integration expenses related to the On Command and StayOnline acquisitions during the quarter.
Net Income (Loss)
We focus on improving profitability by increasing room and revenue growth coupled with managing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses, and interest costs. The first quarter 2008 results included $5.9 million of acquisition related costs for restructuring, integration and amortization of acquired intangibles. These results are not indicative of our ability to generate net income in the future. The following table sets forth our net loss for the three months ended March 31 (in thousands of dollars):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(13,011)	$(28)
Free Cash Flow
One of our goals is to generate free cash flow. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a HDTV or digital room and by varying the number of rooms we install with the HDTV or digital system in any given period. The cash flow generated for the first quarter of 2008 was impacted by $6.0 million of cash used for integration and restructuring related activities.

March 31, 2008	Page 23

LodgeNet Interactive Corporation	Form 10-Q
Levels of net free cash flow are set forth in the following table in thousands of dollars:

	Three Months Ended
	March 31,
	2008	2007
Cash provided by operating activities	$11,897	$18,027
Property and equipment additions	(18,935)	(15,897)

	(7,038)	2,130
Cash used for acquisition activities (1)	—	(14,869)

	$(7,038)	$(12,739)

(1)	Cash used for acquisition activities related to the acquisitions of On Command and StayOnline.
Capital investment including expansion capital, which we define as capital used for new room installations, is set forth in the following table in thousands of dollars:

	Three Months Ended
	March 31,
	2008	2007
Expansion capital investment (1)	$5,869	$5,631
Renewal investment (2)	6,072	4,162
Corporate capital and minor extensions (3)	6,994	6,104

	$18,935	$15,897

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure including computers, equipment, software development and minor system upgrades.
Liquidity and Capital Resources
During the first quarter of 2008, cash provided by operating activities was $11.9 million, which was reduced by $6.0 million of cash used primarily for restructuring and integration related activities, while cash used for property and equipment additions, including growth-related investments, was $18.9 million. During the first quarter of 2007, cash provided by operating activities was $18.0 million while cash used for property and equipment additions, including growth-related investments, was $15.9 million. Total cash used for investing activities during the first quarter of 2007, including business acquisition investments of $14.9 million, was $30.8 million. Cash as of March 31, 2008 was $18.8 million versus $25.6 million as of December 31, 2007. Also during the first quarter 2008, we repurchased 470,000 shares using $4.7 million of cash.
Our principal sources of liquidity are our cash on hand, operating cash flow and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe that our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of March 31, 2008, working capital was $9.7 million, compared to $8.1 million at December 31, 2007.

March 31, 2008	Page 24

LodgeNet Interactive Corporation	Form 10-Q
In order to continue to operate and expand our business, we must remain in compliance with covenants imposed by our Credit Facility. Our ability to make payments on or to refinance outstanding indebtedness or to fund capital expenditures and acquisitions will depend on our ability to generate cash in the future. To some extent, this is subject to general economic climate and business conditions that are beyond our control. If we are not able to generate sufficient cash to service or refinance any of our indebtedness, it may have a material adverse affect on our business and financial condition and we may need to refinance all or a portion of our indebtedness on or before maturity, or sell assets. As of March 31, 2008, we are not aware of any events that qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of March 31, 2008 was $630.1 million versus $624.6 million as of December 31, 2007.
Our leverage and interest coverage ratios were as follows for the quarters ended March 31:

	2008	2007
Actual consolidated total leverage ratio (1) (3)	4.45	2.87
Maximum per covenant	4.75	3.50

Actual consolidated interest coverage ratio (2) (3)	3.10	3.87
Minimum per covenant	2.50	2.75

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the covenant.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the covenant.

(3)	Maximum consolidated total leverage ratio and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our future debt covenant ratios to maturity will change as follows:

					Q3 2010 to
	Q3 2008	Q1 2009	Q3 2009	Q1 2010	maturity
Maximum consolidated leverage ratio	4.50	4.25	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.50	2.75	2.75	3.00	3.00
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

March 31, 2008	Page 25

LodgeNet Interactive Corporation	Form 10-Q
On April 4, 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility that matures in April 2013. The term loan requires a quarterly repayment of $1,562,500 beginning September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The Credit Facility agreement also stipulates that the company will hedge at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The company has entered into fixed rate swap agreements for 86% of the outstanding term loan at an average interest rate of 4.85%. The term loan all-in interest rate as of March 31, 2008 was 4.7%. The weighted average interest rate of the revolving credit facility as of March 31, 2008, was 6.50%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of March 31, 2008, we were in compliance with all financial covenants of our bank Credit Facility.
The facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2008, we had outstanding letters of credit totaling $0.5 million.
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

March 31, 2008	Page 26

LodgeNet Interactive Corporation	Form 10-Q
Obligations and Commitments as of March 31, 2008 (dollar amounts in thousands):

		Payments due by period
		Less than	2-3	4-5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$630,139	$7,376	$13,979	$12,711	$596,073
Interest on fixed rate debt	6	1	2	2	1
Interest on bank term loan (1)	172,555	29,477	58,003	56,812	28,263
Interest on derivative instruments (net)	64,905	11,729	21,853	20,882	10,441
Operating lease payments	6,596	2,847	3,673	76	—
Uncertain tax positions (2)	—	—	—	—	—
Purchase obligations (3)	13,534	13,534	—	—	—
Nintendo minimum royalty (4)	21,700	4,200	8,400	8,400	700
Programming related minimum royalties and commissions (5)	7,125	2,462	4,350	288	25

Total contractual obligations	$916,560	$71,626	$110,260	$99,171	$635,503

		Amount of commitment expiration per period
		Less than	2-3	4-5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$510	$510	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2008, we do not have unresolved income tax positions.

(3)	Consists of open purchase orders primarily for the procurement of system components.

(4)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

March 31, 2008	Page 27

LodgeNet Interactive Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2008 and 2007
Revenue Analysis. Total revenue for the first quarter of 2008 was $139.8 million, an increase of $64.5 million or 85.7%, compared to the first quarter of 2007. The growth in revenue was primarily driven by the 2007 acquisition of On Command which contributed $56.2 million to revenue in the first quarter of 2008. The following table sets forth the components of our revenue (in thousands) for the quarter ended March 31:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest Entertainment	$99,202	71.0%	$55,451	73.6%
Hotel services	29,490	21.1%	15,269	20.3%
System sales, advertising and other	11,095	7.9%	4,565	6.1%

	$139,787	100.0%	$75,285	100.0%

Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television, and other interactive services, increased $43.8 million or 78.9% to $99.2 million. The following table sets forth information with respect to revenue per Guest Entertainment room for the quarter ended March 31:

	Three Months Ended
	March 31,
	2008	2007
Average monthly revenue per room:
Movie revenue	$16.51	$17.13
Other interactive service revenue	1.32	1.23

Total per Guest Entertainment room	$17.83	$18.36

On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2008 declined 2.9% to $17.83 compared to $18.36 for the first quarter of 2007. Average monthly movie revenue per room was $16.51 for the first quarter of 2008, a 3.6% reduction as compared to $17.13 per room in the prior year quarter. This change in revenue was primarily due to hotel room occupancy during the quarter being approximately 3.2% lower as compared to the first quarter of 2007. Revenue generated on a per-occupied room from guest entertainment services during the first quarter of 2008 was essentially unchanged from the first quarter 2007. Non-movie Guest Entertainment revenue per room increased 7.3% to $1.32 in the first quarter of 2008 driven primarily by increases in time-shifted television purchases and offset in part by reduction in per-room revenue from games and purchase of Internet access through the television.
Hotel Services revenue, which includes revenue from hotels for free-to-guest television programming and broadband Internet service and support, increased $14.2 million or 93.1% to $29.5 million during the first quarter of 2008 versus $15.3 million in the first quarter of 2007. The following table sets forth information with respect to Hotel Services revenue per room for the quarter ended March 31:

	2008	2007
Average monthly revenue per room:
Television programming	$4.76	$4.50
Broadband	0.54	0.56

Total Hotel Services per room	$5.30	$5.06

On a per-room basis, monthly Hotel Services revenue for the first quarter of 2008 increased 4.7% to $5.30 compared to $5.06 for the first quarter of 2007. Monthly television programming revenue per room increased 5.8% to $4.76 for the first quarter of 2008 as compared to $4.50 for the first quarter of 2007. This increase resulted

March 31, 2008	Page 28

LodgeNet Interactive Corporation	Form 10-Q
primarily from the continued conversion to high definition television systems and related services. Recurring broadband revenue per room was $0.54 for the first quarter of 2008 as compared to $0.56 for the first quarter of 2007.
System sales, advertising, and other revenue, which includes sales of broadband, healthcare and other interactive systems, and advertising and media services (primarily from The Hotel Networks), increased to $11.1 million during first quarter of 2008 versus $4.6 million in the first quarter of 2007. On a per-room basis, monthly system sales, advertising and other revenue increased 31.8% to $1.99 for the first quarter of 2008 compared to $1.51 for the first quarter of 2007. The increase in revenue resulted directly from an increase in the sale of interactive television and Internet access systems to hotels and the incorporation of the revenue from The Hotel Networks.
Overall, total revenue increased for the first quarter of 2008 as compared to the first quarter of 2007 on a per-room basis as set for in the following table:

	Three Months Ended
	March 31,
	2008	2007
Average monthly revenue per room:
Guest Entertainment	$17.83	$18.36
Hotel services	5.30	5.06
System sales, advertising and other	1.99	1.51

Total revenue per room	$25.12	$24.93

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs increased to $75.9 million in the first quarter of 2008 as compared to $36.5 million in the first quarter of 2007. Total direct costs were 54.3% of revenue for the first quarter of 2008 as compared to 48.4% in the first quarter of 2007. Direct costs associated with movie-based Guest Entertainment revenue increased 130 basis points over the prior period due to a shift in the genre of movies purchased and an increase in related hotel commissions, offset in part by a reduction in programming costs. Additionally, total direct costs increased 280 basis points due to the lower margin free-to-guest television programming business acquired from On Command. We also had a significant increase in revenue associated with the sale of systems and equipment which has a lower market-based margin than our traditional Guest Entertainment products.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarter ended March 31:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	54.3%	48.4%	5.9%

Change drivers:
Broadband related			0.8%
Television programming related (FTG)			2.8%
Guest Entertainment related costs			1.3%
Other direct costs (Non Guest Entertainment)			1.0%

			5.9%

March 31, 2008	Page 29

LodgeNet Interactive Corporation	Form 10-Q
Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended March 31 (in thousands of dollars):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$15,387	11.0%	$8,534	11.3%
Selling, general and administrative	15,225	10.9%	7,844	10.4%
Depreciation and amortization	29,948	21.4%	15,958	21.2%
Amortization of acquired intangibles	3,152	2.3%	131	0.2%
Restructuring expense	2,002	1.4%	241	0.3%
Other operating expense	10	0.0%	—	0.0%

Total operating expenses	$65,724	47.0%	$32,708	43.4%

System operations expenses increased to $15.4 million in the first quarter of 2008 as compared to $8.5 million in the first quarter of 2007 primarily due to our expanded operations with the acquisition of On Command and StayOnline. As a percentage of revenue, system operations expenses decreased to 11.0% this quarter as compared to 11.3% in the first quarter of 2007. Per average installed room, system operations expenses also decreased to $2.77 per room per month compared to $2.83 in the prior year quarter.
Selling, general and administrative (SG&A) expenses increased as a result of the 2007 acquisitions from $7.8 million in the first quarter of 2007 to $15.2 million in the current quarter. Included within this quarter’s SG&A expenses were approximately $717,000 of integration costs. As a percentage of revenue, SG&A expenses were 10.9% in the current quarter compared to 10.4% in the first quarter of 2007. SG&A expenses per average installed room were $2.74 as compared to $2.60 in the first quarter of 2007.
Depreciation and amortization expenses were $33.1 million in the first quarter of 2008. The depreciation and amortization expenses included $3.2 million of expense related to the amortization of acquired intangibles from the acquisition of StayOnline and On Command. As a percentage of revenue, depreciation and amortization expenses were 21.4% in the first quarter of 2008 as compared to 21.2% in the first quarter of 2007. Amortization of acquired intangibles was 2.3% of revenue during the first quarter of 2008 as compared to 0.2% in the first quarter of 2007.
In the first quarter of 2008, we also incurred restructuring costs of $2.0 million to complete the personnel reduction phases of our post merger activities. The restructuring expenses were primarily related to employee severance costs for the remaining administrative functions and the consolidation of our corporate systems infrastructure including the early termination of a support agreement.
Operating Loss. As a result of the factors described above, operating loss was $1.8 million in the first quarter of 2008 compared to operating income of $6.1 million in the first quarter of 2007.
Interest Expense. Interest expense was $11.0 million in the current quarter versus $6.2 million in the first quarter of 2007. The increase resulted from the change in weight average long-term debt, which increased as a result of the On Command acquisition to $626.1 million during the first quarter of 2008 from $269.9 million in the first quarter of 2007. The annualized interest rate decreased to 7.0% for the first quarter of 2008 versus 9.2% for the first quarter 2007.
Other (Expense) Income. In the first quarter of 2008, we recorded $29,000 of interest income offset by $18,000 of other expense. In the first quarter of 2007, we recorded $192,000 of interest income offset by $31,000 of other expense.
Taxes. For the first quarter of 2008, we incurred state franchise taxes of $201,000 versus $101,000 during the first quarter of 2007.

March 31, 2008	Page 30

LodgeNet Interactive Corporation	Form 10-Q
Net Loss. As a result of the factors described above, net loss was $13.0 million for the first quarter of 2008 compared to a net loss of $28,000 in the prior year quarter.

March 31, 2008	Page 31

LodgeNet Interactive Corporation	Form 10-Q
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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these Guest Entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment Services, where the hotel guest is charged directly for the service, we charge the hotel for our Television Programming Services. We recognize revenue from the sale of Television Programming Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming that has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods that services are provided.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties that have been installed by us and also to hotel properties that have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 350,000 hotel rooms on 10 popular satellite-delivered channels such as MSNBC, CNBC, Fox News and The Weather Channel. In addition to the

March 31, 2008	Page 32

LodgeNet Interactive Corporation	Form 10-Q
satellite platform, we generate revenue from server based channels, which we have operating in approximately 400,000 of our rooms today, and other interactive and location-based applications that can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising that has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services therefore establishing VSOE. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation.
•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.
•	Hotel System Sales and Support. We also market and sell our Guest Pay interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

March 31, 2008	Page 33

LodgeNet Interactive Corporation	Form 10-Q
•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service that has been provided.
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
Allowance for Excess or Obsolete System Components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined that the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components based on estimated forecasts of product demand and service requirements. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
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

March 31, 2008	Page 34

LodgeNet Interactive Corporation	Form 10-Q
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value. According to FAS 142, the fair value of an asset is the amount at which that asset could be bought in a current transaction between willing parties. Quoted market prices are the best evidence of fair value; however, the market price of an individual security may not be representative of the fair value of the reporting unit as a whole. If quoted prices are not available, the fair value estimate must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques. A present value technique is often the best available technique used to estimate the fair value of a group of net assets. The cash flow estimates used in the present value technique shall be based on reasonable and supportable assumptions and shall consider all available evidence. We apply the present value technique, which includes projection and discounting of cash flows and estimates of future operations.
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
In accordance with SFAS 142 and SFAS 144, we evaluate the remaining useful lives of our intangible assets, with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant-modifications to the useful lives or the carrying amount of the assets. We periodically evaluate the reasonableness of the useful lives and the carrying amount of these intangible assets.

Years
Hotel contracts and relationships	10 — 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4

March 31, 2008	Page 35

LodgeNet Interactive Corporation	Form 10-Q
Recent Accounting Developments
We adopted the recognition and disclosure for financial assets and financial liabilities provisions of SFAS No. 157, Fair Value Measurements (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB issued FASB Staff Position 157-2 deferring the effective date of the recognition and disclosure provisions for non-financial assets and non-financial liabilities of FAS 157 and decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is applicable primarily to our debt and derivative contracts.
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
In December 2007, the FASB issued FAS Statement No. 141 (Revised), Business Combinations. This standard significantly changes the framework related to accounting for business combinations. The revised standard requires an acquiring entity to recognize all assets and liabilities at the acquisition-date fair value including the following treatment:
▪	Acquisition costs will generally be expensed as incurred;

▪	“In Process” R&D will be recorded as an indefinite lived intangible asset at acquisition date;

▪	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date;

▪	Liabilities will be recorded at acquisition date fair value and subsequently re-measured;

▪	Minority interests to be valued at “fair value” at acquisition date; and

▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

March 31, 2008	Page 36

LodgeNet Interactive Corporation	Form 10-Q
Statement 141R also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how an acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk—related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At March 31, 2008, we had debt totaling $630.1 million with a weighted average interest rate as follows:

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$620,313	$508,657	4.70%
Revolving credit facility	7,000	7,000	6.50%
9.50% senior notes	10	10	9.50%
Capital leases	2,816	2,816	9.21%

	$630,139	$518,483	4.74%

The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices except for capital leases which are reported at carrying value. In addition, the fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
We also have two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we have a $100.0 million notional amount swap at a rate of 3.97%, which expires in December 2009. Including the interest rate swap arrangements, our all-in weighted average interest rate as of March 31, 2008 was 6.6%. At March 31, 2008, we had fixed rate debt of $540.3 million, after giving effect to the interest rate swap arrangements, and variable rate debt of $89.8 million. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $898,000, assuming other variables remain constant.
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

March 31, 2008	Page 37

LodgeNet Interactive Corporation	Form 10-Q
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2008	Page 38

LodgeNet Interactive Corporation	Form 10-Q
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
Item 1A — Risk Factors
No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs
Period	Purchased	Paid per Share	Programs	(in thousands)
1/1/2008 - 1/31/08	90,000	$16.03	90,000	$12,479
2/1/2008 - 2/29/08	30,000	$10.27	30,000	$12,170
3/1/2008 - 3/31/08	350,000	$8.32	350,000	$9,258

Total	470,000	$9.92	470,000

We purchased 470,000 shares during the first quarter of 2008 under a program authorized by our Board of Directors to repurchase up to $15.0 million of our common stock. We purchased 60,000 shares during the fourth quarter of 2007. This repurchase program was publicly announced in a press release on December 4, 2007.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

March 31, 2008	Page 39

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation
(Registrant)

Date: May 9, 2008	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 9, 2008	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

March 31, 2008	Page 40