Form 10-Q
period 2008-06-30
LODGENET INTERACTIVE CORP
filed 2008-08-06
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
At August 4, 2008, there were 22,659,515 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet,” “LodgeNetRX,” “On Command” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. All other trademarks or service marks used herein are the property of their respective owners.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$15,710	$25,569
Accounts receivable, net	73,357	73,580
Other current assets	10,514	11,359

Total current assets	99,581	110,508

Property and equipment, net	304,653	323,963
Debt issuance costs, net	10,386	11,374
Intangible assets, net	120,833	126,530
Goodwill	111,293	111,293
Other assets	9,762	10,155

Total assets	$656,508	$693,823

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$49,430	$50,559
Current maturities of long-term debt	7,328	7,398
Accrued expenses	28,311	30,118
Deferred revenue	14,104	14,354

Total current liabilities	99,173	102,429

Long-term debt	608,981	617,196
Other long-term liabilities	20,605	22,440

Total liabilities	728,759	742,065

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $ .01 par value, 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $ .01 par value, 50,000,000 shares authorized; 23,009,515 and 22,969,775 shares outstanding at June 30, 2008 and December 31, 2007, respectively	230	230
Treasury stock, at cost: 530,000 and 60,000 shares at June 30, 2008 and December 31, 2007, respectively	(5,737)	(1,075)
Additional paid-in capital	331,577	330,405
Accumulated deficit	(388,110)	(367,638)
Accumulated other comprehensive loss	(10,211)	(10,164)

Total stockholders’ deficiency	(72,251)	(48,242)

Total liabilities and stockholders’ deficiency	$656,508	$693,823

The accompanying notes are an integral part of these consolidated financial statements.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Guest entertainment and hotel services	$125,291	$124,928	$253,903	$195,623
System sales, advertising and other	12,056	9,986	23,231	14,576

Total revenues	137,347	134,914	277,134	210,199

Direct Costs and Operating Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest entertainment and hotel services	63,776	61,894	131,146	94,984
System sales, advertising and other	9,423	7,042	17,964	10,412
Operating expenses:
System operations	14,839	15,197	30,226	23,731
Selling, general and administrative	13,575	16,218	28,800	24,063
Depreciation and amortization	32,502	33,591	65,602	49,680
Restructuring	817	2,515	2,818	2,756
Other operating income	(877)	(816)	(867)	(816)

Total direct costs and operating expenses	134,055	135,641	275,689	204,810

Income (loss) from operations	3,292	(727)	1,445	5,389

Other Income and (Expenses):
Interest expense	(10,482)	(11,582)	(21,456)	(17,786)
Loss on early retirement of debt	(79)	(22,170)	(79)	(22,170)
Minority interest in income of subsidiary	—	165	—	165
Other (expense) income	(25)	403	(14)	564

Loss before income taxes	(7,294)	(33,911)	(20,104)	(33,838)
Provision for income taxes	(167)	(121)	(368)	(222)

Net loss	$(7,461)	$(34,032)	$(20,472)	$(34,060)

Net loss per common share (basic and diluted)	$(0.33)	$(1.52)	$(0.91)	$(1.64)

Weighted average shares outstanding (basic and diluted)	22,289,919	22,428,960	22,448,309	20,743,919

The accompanying notes are an integral part of these consolidated financial statements.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(20,472)	$(34,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,602	49,680
Loss on early retirement of debt	79	3,583
Share-based compensation	1,194	853
Gain due to insurance proceeds	(815)	—
Insurance proceeds related to business interruption	815	—
Other, net	(15)	(215)
Change in operating assets and liabilities:
Accounts receivable, net	132	1,152
Other current assets	751	(2,439)
Accounts payable	(1,786)	(5,777)
Accrued expenses and deferred revenue	(3,347)	1,915
Other	306	(577)

Net cash provided by operating activities	42,444	14,115

Investing activities:
Property and equipment additions	(38,723)	(38,842)
Acquisition of StayOnline, Inc.	—	(14,388)
Acquisition of On Command Corporation, net of cash acquired	—	(335,216)
Other investing activities	—	637

Net cash used for investing activities	(38,723)	(387,809)

Financing activities:
Proceeds from long-term debt	—	625,000
Repayment of long-term debt	(8,136)	(268,115)
Payment of capital lease obligations	(709)	(1,018)
Borrowings on revolving credit facility	30,000	—
Repayments of revolving credit facility	(30,000)	—
Debt issuance costs	—	(12,738)
Contribution from minority interest holder to subsidiary	—	300
Purchase of treasury stock	(4,662)	—
Proceeds from issuance of common stock, net of offering costs	—	23,350
Exercise of stock options	—	16,036

Net cash (used for) provided by financing activities	(13,507)	382,815

Effect of exchange rates on cash	(73)	311

(Decrease) increase in cash and cash equivalents	(9,859)	9,432
Cash and cash equivalents at beginning of period	25,569	22,795

Cash and cash equivalents at end of period	$15,710	$32,227

The accompanying notes are an integral part of these consolidated financial statements.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2008, and for the three and six month periods ended June 30, 2008 and 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2007, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We manage our operations as one reportable segment.
Certain amounts reported in previous periods within revenue and the related direct costs have been reclassified to conform to the current presentation of revenue and related direct costs.
Note 2 — Business Combinations
In February 2007, we, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”) for approximately $15.5 million in cash. Our financial statements have included the results of StayOnline since February 1, 2007.
In April 2007, we completed the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) for approximately $387.9 million, including transaction costs. Ascent owned 100% of the capital stock of On Command Corporation (“On Command”). On Command is now a subsidiary of LodgeNet and has been included in our results of operations since April 4, 2007.
In July 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007.
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command, for the three months and six months ended June 30, 2008 and 2007 as if the acquisitions were completed as of January 1, 2007 (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Pro Forma		Pro Forma
	2008	2007	2008	2007
Total revenue	$137,347	$136,808	$277,134	$272,342
Net loss	$(7,461)	$(34,613)	$(20,472)	$(47,660)
Net loss per share	$(0.33)	$(1.54)	$(0.91)	$(2.14)
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
The unaudited pro forma results include adjustments for incremental interest expense and amortization of acquired intangibles related to the acquisitions. The results are presented for comparative purposes only and are not indicative of operating results which would have been recorded if the acquisition had been consummated at the beginning of the period, nor is it indicative of future operating results. We have integrated the three businesses and manage our operations as one reportable segment.
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Land, building and equipment	$112,675	$105,247
Hotel systems:
Installed system costs	650,662	646,095
Customer acquisition costs	56,876	55,080
System components	29,902	24,966
Software costs	35,155	33,783

Total	885,270	865,171
Less — depreciation and amortization	(580,617)	(541,208)

Property and equipment, net	$304,653	$323,963

Note 4 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded $9.6 million, $98.4 million and $3.3 million of goodwill in connection with the acquisitions of StayOnline, On Command, and minority interest of THN, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value.
In February 2007, we recorded $4.9 million of other intangible assets in connection with the acquisition of StayOnline. Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of five years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of ten years. The intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
In connection with the acquisition of On Command in April 2007 and the minority interest of THN in July 2007, we recorded $130.2 million of other intangible assets. Of the $130.2 million of acquired intangible assets, $116.9 million was assigned to hotel contracts and customer relationships with an estimated economic life of twenty years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of four years, $3.0 million was assigned to tradenames with an estimated economic life of seven years and $4.9 million was assigned to patents with an estimated economic life of five years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, which typically are for five to seven years. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives ranging from three to ten years.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
We have the following intangible assets (dollar amounts in thousands):

	June 30, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(8,082)	$120,315	$(4,884)
Other acquired intangibles	12,984	(9,480)	12,984	(8,263)
Tradenames	3,012	(797)	2,955	(225)
Acquired patents	5,052	(2,171)	5,032	(1,384)

	$141,363	$(20,530)	$141,286	$(14,756)

We recorded consolidated amortization expense of $5.8 million and $3.3 million, respectively, for the six months ended June 30, 2008 and 2007. We estimate total amortization expense for the six months remaining in 2008 and the years ending December 31, as follows (dollar amounts in millions): 2008 — $5.2; 2009 — $9.6; 2010 — $8.2; 2011 — $7.1; 2012 — $6.6 and 2013 — $6.4. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
Note 5 — Earnings Per Share Computation
We follow SFAS No. 128, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.
The loss per common share for the three months ended June 30, 2008 and 2007 is based on 22,289,919 and 22,428,960 weighted average shares outstanding during the respective periods. The loss per common share for the six months ended June 30, 2008 and 2007 is based on 22,448,309 and 20,743,919 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of June 30, 2008 and 2007, the number of potential dilutive common shares was approximately 1,656,000 and 1,439,000, respectively. Such potential dilutive common shares consist of stock options and restricted stock.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Taxes	$8,811	$8,405
Compensation	9,805	11,485
Interest	2,981	—
Programming related	1,465	1,785
Restructuring	1,964	5,774
Other	3,285	2,669

	$28,311	$30,118

June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Bank Credit Facility:
Bank term loan	$613,750	$621,875
Revolving credit facility	—	—
9.50% senior notes	—	10
Capital leases	2,559	2,709

	616,309	624,594
Less current maturities	(7,328)	(7,398)

	$608,981	$617,196

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility which matures in April 2013. The term loan requires quarterly repayments of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of June 30, 2008, our consolidated total leverage ratio was 4.31 compared to the maximum allowable of 4.75 and our consolidated interest coverage ratio was 3.21 compared to the minimum allowable of 2.50. The Credit Facility agreement also stipulates the Company will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The Company has entered into fixed rate swap agreements for 88% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of June 30, 2008 was 4.81%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of June 30, 2008, we were in compliance with all financial covenants of our bank Credit Facility.
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
In June 2008, in addition to the required quarterly payment of $1.6 million, we prepaid $5.0 million on the term loan and wrote off $79,000 of related debt issuance costs. During the second quarter we also repaid all $7.0 million of the then outstanding revolving credit facility.
The Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of June 30, 2008, we had outstanding letters of credit totaling $478,000, which reduce amounts available under the revolver.
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
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
The tender expired on April 23, 2007 at which time 199,990 notes, representing principal of $199,990,000, were tendered out of the total 200,000 Notes outstanding. In total, the Company paid $18.6 million plus accrued interest for the Notes. The remaining 10 notes, representing principal of $10,000, were redeemed in June 2008.
Capital Leases — As of June 30, 2008, we have total capital lease obligations of $2.6 million. Equipment acquired under capital lease arrangements during the six months ended June 30, 2008 totaled $561,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of June 30, 2008, long-term debt has the following scheduled maturities for the six months remaining in 2008 and the full years ending December 31, 2009 and after (dollar amounts in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$3,125	$6,250	$6,250	$6,250	$6,250	$585,625
Capital leases	657	1,095	756	334	19	—

	3,782	7,345	7,006	6,584	6,269	585,625
Less amount representing interest on capital leases	(92)	(126)	(62)	(21)	(1)	—

	$3,690	$7,219	$6,944	$6,563	$6,268	$585,625

We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,461)	$(34,032)	$(20,472)	$(34,060)
Foreign currency translation adjustment	530	2,482	(467)	2,495
Unrealized gain on interest rate swap agreements	17,567	4,415	420	4,415

Comprehensive income (loss)	$10,636	$(27,135)	$(20,519)	$(27,150)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Unrealized loss on interest rate swap agreements	$(16,477)	$(16,897)
Foreign currency translation adjustment	6,266	6,733

Accumulated other comprehensive loss	$(10,211)	$(10,164)

Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $18.4 million and $18.4 million, respectively, for the six months ended June 30, 2008 and 2007. Cash paid for taxes was $506,000 and $263,000 for the six months ended June 30, 2008 and 2007, respectively.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Note 10 — Effect of Recently Issued Accounting Standards
We adopted the recognition and disclosure for financial assets and financial liabilities provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a recurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  This standard requires the recognition of non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement further requires a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We are currently evaluating the accounting treatment related to SFAS No. 160 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial position or results of operations.
Note 11 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of SFAS No. 123 (Revised), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted SFAS No. 123R, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of SFAS No. 123R. Share-based compensation expense recognized in the three months and six months ended June 30, 2008 and 2007 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Statement.
The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation cost (benefit):
Stock options	$356	$160	$601	$207
Non-vested shares	329	428	593	646

Total share based compensation expense	$685	$588	$1,194	$853

Compensation expense per common share (basic and diluted):	$0.03	$0.03	$0.05	$0.04

For the six months ended June 30, 2008, there was no cash received from stock option exercises. For the six months ended June 30, 2007, cash received from stock option exercises was $16,036,000. SFAS No. 123R requires the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the six months ended June 30, 2008 and 2007, included non-cash compensation expense related to stock options of $601,000 and $207,000, respectively, and included non-cash
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
compensation expense related to non-vested shares (restricted stock) of $593,000 and $646,000, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123R
For the three months ended June 30, 2008, we granted 75,000 stock options to non-employee directors of the Company and 7,750 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with SFAS No. 123R. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends, therefore the dividend rate variable in the Black-Scholes-Merton model is zero.
Non-Vested Shares (Restricted Stock)
For the three months ended June 30, 2008, we awarded 25,000 shares of time-based restricted stock (non-vested shares), to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the second quarter of 2008, we did not issue any performance based restricted stock.
Note 12 — Restructuring
We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result of our post acquisition activities, we incurred restructuring costs of $817,000 and $2.8 million, respectively, during the three months and six months ended June 30, 2008, all of which are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses for the six months ended June 30, 2008 consisted of approximately $1.3 million in employee severance, $1.3 million in redundant acquired facility consolidation and $190,000 of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of corporate systems infrastructure including the early termination of a support agreement.
We estimate there will be additional employee severance and other restructuring costs of $0.3 to $0.8 million charged to restructuring over the next six months as the remaining duplicate general and administrative functions are phased out along with the consolidation of our satellite office locations. We estimate cash payments related to severance and other benefit related costs to be made within the next six to twelve months. Additional accruals and cash payments related to the closing of redundant acquired facilities are dependent upon execution of subleasing arrangements.
Restructuring liabilities along with charges to expense and cash payments were as follows (dollar amounts in thousands):

	12/31/07	Charges to	Cash	6/30/08
	Balance	Expense	Payment	Balance
Severance and other benefit related costs	$5,289	$1,349	$(5,916)	$722
Cost of closing redundant acquired facilities	485	1,279	(523)	1,242
Other	—	190	(190)	—

Total	$5,774	$2,818	$(6,628)	$1,964

Note 13 — Common Stock Repurchase Program
In the second quarter of 2008, we did not repurchase any shares of our common stock. The common stock repurchase program began in December 2007 under a plan authorized by our Board of Directors to repurchase up to
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
$15.0 million of our common stock, the full amount currently permitted under our Credit Facility. As of June 30, 2008, we had repurchased 530,000 shares at a cost of $5.7 million and $9.3 million remained available under the program for share repurchases.
Note 14 — Fair Value Measurements
As discussed in Note 10, we adopted SFAS No. 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relate to our debt and derivative contracts. The estimated carrying and fair values of our financial instruments are as follows (dollar amounts in thousands):

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$16,477	$16,477	$16,897	$16,897
Long-term debt	$616,309	$567,209	$624,594	$599,718
The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices except for capital leases which are reported at carrying value. The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount we would have to pay to terminate the swap agreement at the reporting date.
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
SFAS No. 157 includes a fair value hierarchy which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques which are used to measure fair value which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps - liability position	$16,477	$—	$16,477	$—
Note 15 — Insurance Proceeds
In August 2005, Hurricane Katrina swept through the Gulf of Mexico region damaging properties included in the acquired On Command room base. Subsequent to the acquisition, we determined additional recoveries related to property damage and business interruption indemnification were due from the insurance carrier. As a result of our evaluation and claim with the insurance carrier, insurance proceeds in the amount of $815,000 were received in June 2008. The insurance proceeds were recorded within other operating income.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to restructuring costs, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 14, 2008, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of June 30, 2008, we provided interactive television and other services to approximately 9,900 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide television programming, broadband Internet, and advertising media solutions in approximately 1.1 million, 220,000 and 825,000 hotel rooms respectively. In addition, we sell and operate interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of June 30, 2008, our system was installed in 23 healthcare facilities.
While the macroeconomic environment was challenging during the quarter, the continued implementation of our strategic business plan produced greater revenue and net free cash flow (as defined on page 18). Our growth initiatives, which focused on hotel services, advertising and the sale of interactive systems to hotels and healthcare facilities, generated revenue of $42.1 million during the quarter, an increase of 20.5% over the same period last year. Revenue from non-guest entertainment services generated 30.7% of our total revenue in the second quarter, which reflects our ongoing efforts to expand and diversify our service offerings.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
We remained focused on realizing the operating synergies from the acquisitions we made last year and decreasing our per-room capital investment during the quarter as we managed our business to maximize our net free cash flow. System operations and selling, general and administrative (SG&A) expenses per room were down 10.4% for the second quarter of 2008 compared to the second quarter of 2007. System operations expenses were $2.66 per room per month in the second quarter of 2008, as compared to $2.75 in the second quarter last year and SG&A represented only 9.9% of revenue in the second quarter of this year, as compared to 12.0% in the same period last year. Total capital expenditures, excluding work in progress, equaled $17.0 million during the quarter with the average capital investment per new high definition television room decreasing 11.4% and the average investment to upgrade a room to high definition decreasing 7.1% as compared to the second quarter of 2007. Total capital expenditures, including work in progress, were $19.8 million.
During the second quarter, we unveiled a suite of products and services that we believe uniquely position us to continue to strengthen and broaden our relationships with the approximately 9,900 hotel properties we serve worldwide. Our expanded product offerings include free-to-guest only type solutions for those properties that do not want or qualify for the capital investment related to the high definition VOD system and a new configuration called VOD Basic, which is a cost reduced platform primarily targeted for the mid-market. We also have HD Advanced, our high definition platform, and we unveiled our IPTV platform that takes signals from servers located on the hotel properties and transmits them to the television in the room using IP-based technologies as compared to digital video or digital broadcast technologies. In addition, we have a variety of broadband solutions which provide connectivity services for high speed Internet within the guest room, meeting space and in general public areas. We believe these opportunities will become increasingly important contributors to our financial performance. We are proactively managing our business and capital investment plans to focus on our most promising growth opportunities, while we continue to delever our balance sheet.
Our revenue for the second quarter of 2008 was $137.3 million, an increase of $2.4 million or 1.8%, compared to the second quarter of 2007. The growth in revenue was primarily driven by an increase in hotel services revenue. The average monthly total revenue per room was $24.65 for the second quarter of 2008 compared to $24.45 for the second quarter of 2007, an increase of 0.8%. Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television, Internet access through the television and sports programming, decreased $4.7 million or 4.7% to $95.2 million. On a per-room basis, monthly guest entertainment revenue for the second quarter of 2008 declined 5.6% to $17.09 compared to $18.11 for the second quarter of 2007. Hotel room occupancy declined approximately 2.1% quarter over quarter. Hotel services revenue, which includes revenue from hotels for television programming and broadband Internet service and support, increased $5.1 million or 20.3% to $30.1 million during the second quarter of 2008 versus $25.0 million in the second quarter of 2007. On a per-room basis, monthly hotel services revenue for the second quarter of 2008 increased 19.2% to $5.40 compared to $4.53 for the second quarter of 2007. This increase resulted primarily from the continued installation of high definition television systems and related services. Revenue from the sales of broadband, healthcare and other interactive systems and advertising and media services increased to $12.1 million during second quarter of 2008 versus $10.0 million in the second quarter of 2007. The increase in revenue resulted directly from an increase in systems and equipment sales to healthcare facilities and other equipment and services to hotels.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) increased to $73.2 million in the second quarter of 2008 as compared to $68.9 million in the second quarter of 2007. The increase in total direct costs was primarily related to the increase in revenue from hotel services, including both cable programming and recurring broadband Internet services and system sales. For the second quarter of 2008, direct costs as a percentage of revenue were 53.3% as compared to 51.1% for the second quarter of 2007. The increase as a percentage of revenue was primarily due to increases for games, TV Internet and system sales offset by decreases in costs related to movies, time-shifted television and cable programming services.
For the second quarter of 2008, total operating costs and expenses decreased $5.8 million. System operations expenses decreased to $14.8 million in the second quarter of 2008 as compared to $15.2 million in the second quarter of 2007. As a percentage of revenue, system operations expenses decreased to 10.8% this quarter as compared to 11.3% in the second quarter of 2007. Per average installed room, system operations expenses also decreased to $2.66 per room per month compared to $2.75 in the prior year quarter. SG&A expenses decreased as a
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
result of achieving the expected synergies from our post-merger consolidation of certain duplicate general and administrative expenses, from $16.2 million in the second quarter of 2007 to $13.6 million in the current quarter. Included within this quarter’s SG&A expenses were approximately $238,000 of integration costs compared to approximately $201,000 in the prior year quarter. Integration expenses are defined as incremental costs associated with activities to combine or merge an operation which is not being closed, exited, or disposed of. Since we will realize certain future benefits, these costs are accounted for within our operating expenses as components of continuing operations. As a percentage of revenue, SG&A expenses were 9.9% in the current quarter compared to 12.0% in the second quarter of 2007.
For the second quarter of 2008, we also incurred restructuring costs of $817,000. The restructuring expenses were primarily related to employee severance costs for the remaining administrative functions and the consolidation of our Denver offices and corporate systems infrastructure.
Guest entertainment (includes purchases for on-demand movies, network-based video games, music and music videos, Internet on television and television on-demand programming) and hotel services (includes revenue from hotels for services such as free-to-guest television channels and recurring broadband Internet service and support to the hotels). Our primary source of revenue is providing in-room, interactive guest services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including the attractiveness of our technology, service and support to hotels currently operating without an interactive television system, newly constructed hotel properties and hotels with expiring contracts which may not meet our return on investment requirement and may select programming from a local cable provider.

•	The variety of services offered at the hotel. Rooms equipped with our high-definition or standard digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the revenue we generate per average room by the installation of our HDTV system in all newly contracted rooms and by converting selected rooms to our HDTV system in exchange for long-term contract extensions.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and gross profit.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall gross profit. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites that provide on-demand movies, rental companies that
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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
System Sales, Advertising and Other Services. Our revenue from other products and services, within the hotel and lodging industry and the healthcare industry, increased $2.1 million to $12.1 million during the second quarter of 2008 versus $10.0 million in the prior year quarter. The increase was a direct result of our initiatives to diversify our revenue, including the expansion of our advertising and media services within the hotels, increased broadband equipment and interactive television system equipment sales to hotels, and increased systems and equipment sales to healthcare facilities and travel centers.
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
Key Metrics:
Special Note Regarding the Use of Non-GAAP Financial Information
To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use net free cash flow, a non-GAAP measure derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of, or as a substitute for, results prepared in accordance with GAAP.
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
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) which do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting net free cash flow information. Our definition of net free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, net free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing net free cash flow may not be comparable to other similarly titled measures of other companies. A reconciliation of net free cash flow to cash provided by operating activities is provided as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net free cash flow	$10,759	$(360,955)	$3,721	$(373,694)
Add:
Cash used for property and equipment additions
	19,788	22,945	38,723	38,842
Cash used for acquisitions and other activities	—	334,098	—	348,967

Cash provided by (used for) operating activities	$30,547	$(3,912)	$42,444	$14,115

Free Cash Flow
One of our goals is to increase the level of net free cash flow we generate. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of an HDTV room and by varying the number of rooms we install with HDTV in any given period. The cash flow generated for the second quarter of 2008 was impacted by $1.6 million of cash used for integration and restructuring related activities.
Levels of net free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash provided by (used for) operating activities	$30,547	$(3,912)	$42,444	$14,115
Property and equipment additions	(19,788)	(22,945)	(38,723)	(38,842)

	10,759	(26,857)	3,721	(24,727)
Cash used for acquisition and other activities (1)	—	(334,098)	—	(348,967)

	$10,759	$(360,955)	$3,721	$(373,694)

(1)	Cash used for acquisition activities related to the acquisitions of On Command and StayOnline.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Capital investment including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expansion capital investment (1)	$5,649	$7,778	$11,518	$13,409
Renewal investment (2)	5,522	7,195	11,594	11,356
Corporate capital and minor extensions (3)	8,617	7,972	15,611	14,077

	$19,788	$22,945	$38,723	$38,842

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure including computers, equipment, software development, minor system upgrades and system components.
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

	June 30,
	2008	2007
Total rooms served (1)	1,969,524	1,943,183
Total guest entertainment rooms (2)	1,865,594	1,844,451
Total HD rooms (3)	137,034	48,348
Total Television Programming (FTG) rooms (4)	1,087,448	1,044,352
Total Broadband Internet rooms (5)	222,421	209,145
Net new guest entertainment rooms for the three months ended (6)	9,044	7,921
Net new guest entertainment rooms for the six months ended (6)	18,200	13,959

(1)	Total rooms served include rooms receiving one or more of our services including rooms served by international licensees.

(2)	Guest entertainment rooms are equipped with our interactive television systems.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Television programming (FTG) rooms receiving basic or premium television programming.

(5)	Represents rooms receiving high-speed Internet service included in total rooms served.

(6)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 14,676 and 20,623 for the three months ended June 30, 2008 and 2007, respectively, and 32,007 and 38,287 for the six months ended June 30, 2008 and 2007, respectively.
High Definition and Digital Room Growth
We continue to expand our digital base, including high-definition television (HDTV), as we install our HDTV system in newly contracted rooms and convert select rooms to the HDTV system in exchange for long-term contract

LodgeNet Interactive Corporation	Form 10-Q
extensions. Rooms equipped with our digital or HDTV system typically generate higher revenue than rooms equipped with our tape-based systems.

	June 30,
	2008	2007
Net new standard digital and HDTV rooms for the three months ended	18,208	34,235
Net new standard digital and HDTV rooms for the six months ended	36,399	60,252
Net new HDTV rooms for the three months ended (1)	27,054	11,005
Net new HDTV rooms for the six months ended (1)	50,642	24,846
Total HDTV rooms installed (2)	137,034	48,348
Total standard digital and HDTV rooms installed	1,501,730	1,411,560
Digital rooms as a percent of total guest entertainment interactive rooms	80.5%	76.5%

(1)	HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities and are included in total digital rooms.

(2)	HDTV rooms, including new installations and major upgrades, are included in the total digital rooms installed.
Capital Investment Per Room
The average investment per-room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2008	2007	2007	2006
Average cost per room – new installation	$411	$387	$399	$354
Average cost per room – conversion	$299	$307	$309	$252

Average cost per HD room – new installation	$410	$463	$460	$438
Average cost per HD room – conversion	$314	$338	$329	$289
The decrease in the average cost per new and converted HD rooms from 2007 to 2008 is primarily driven by the change in average room size of the property, engineering efforts and hotel capital contributions.
Revenue Per Room
Guest entertainment revenue can fluctuate based on several factors, including occupancy, the popularity of movie content, mix of services purchased and the availability of alternative programming. During the quarter, occupancy decreased approximately 2.1% as compared to the second quarter of 2007. For the first six months of the year, occupancy decreased approximately 2.4% as compared to the prior time frame. Hotel services revenue can fluctuate based on the number of hotels providing television programming services to guests, the type of services provided at each site as well as broadband service and support. The continued installation and conversion to high definition television systems is expected to lead to increased revenue. System sales, advertising and other revenue can fluctuate based on the number of system and equipment sales to healthcare and other facilities, including broadband system sales, as well as advertising and media sales within our room base. The following table sets forth the components of our revenue per room for the three and six months ended June 30:
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average monthly revenue per room:
Guest entertainment	$17.09	$18.11	$17.46	$18.09
Hotel services	5.40	4.53	5.34	4.46
System sales, advertising and other	2.16	1.81	2.07	1.64

Total revenue per room	$24.65	$24.45	$24.87	$24.19

Direct Costs
Guest entertainment and hotel services direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission earned by the hotel, programming and other related costs. As previously noted, the increase in direct costs as a percentage of revenue was primarily driven by the increased costs from hotel services, including both cable programming and recurring broadband Internet services and system sales. The following table sets forth our guest entertainment and hotel services direct expenses per room and as a percent of revenue during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Guest entertainment and hotel services direct costs per room	$11.45	$11.22	$11.78	$11.19
Guest entertainment and hotel services direct costs as a percent of total revenue	46.4%	45.9%	47.3%	45.2%
Operating Expenses
We continue to monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (SG&A) primarily includes payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. We also incurred approximately $1.1 million of restructuring and integration expenses related to the On Command and StayOnline acquisitions during the second quarter of 2008. The following table sets forth the components of our operating expenses per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sytems operations expenses	$2.66	$2.75	$2.71	$2.75
SG&A expenses	2.44	2.94	2.59	2.77
Depreciation and amortization (D&A)	5.83	6.09	5.89	6.12
Restructuring expenses	0.15	0.46	0.25	0.45
Other operating income, net	(0.16)	(0.15)	(0.07)	(0.08)

	$10.92	$12.09	$11.37	$12.01

Systems operations as a percent of total revenue	10.8%	11.3%	10.9%	11.3%
SG&A as a percent of total revenue	9.9%	12.0%	10.4%	11.4%
D&A as a percent of total revenue	23.7%	24.9%	23.7%	23.6%
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Net Loss
We focus on returning to profitability by revenue growth coupled with managing direct costs, overhead expenses, installation costs resulting in decreases in depreciation and amortization expenses and interest costs. The second quarter 2008 results included $3.7 million of acquisition related costs for restructuring, integration and amortization of acquired intangibles and $815,000 of insurance proceeds related to property damage and business interruption due to Hurricane Katrina. These results are not indicative of our ability to generate net income in the future. The following table sets forth our net loss for the three and six months ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,461)	$34,032)	$(20,472)	$(34,060)
Liquidity and Capital Resources
During the first half of 2008, cash provided by operating activities was $42.4 million, which was reduced by $7.7 million of cash used primarily for restructuring and integration related activities, while cash used for property and equipment additions, including growth-related investments, was $38.7 million. During the first half of 2007, cash provided by operating activities was $14.1 million, which was reduced by $26.2 million of cash used primarily for restructuring, integration and financing related activities, while cash used for property and equipment additions, including growth-related investments, was $38.8 million. Total cash used for investing activities during the first half of 2007, including business acquisition investments of $349.0 million, was $387.8 million. Cash as of June 30, 2008 was $15.7 million versus $25.6 million as of December 31, 2007. Also during the first half of 2008, we repurchased 470,000 shares using $4.7 million of cash and repaid $8.1 million of debt on our term loan.
Our principal sources of liquidity are our cash on hand, operating cash flow and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient for the foreseeable future to fund our future growth and financing obligations. As of June 30, 2008, working capital was $0.4 million compared to $8.1 million at December 31, 2007. The decrease was primarily caused by the $5.0 million prepayment on our term loan in June 2008.
In order to continue to operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to make payments on or to refinance outstanding indebtedness or to fund capital expenditures and acquisitions will depend on our ability to generate cash in the future. To some extent, this is subject to general economic climate and business conditions beyond our control. If we are not able to generate sufficient cash to service or refinance any of our indebtedness, it may have a material adverse affect on our business and financial condition and we may need to refinance all or a portion of our indebtedness on or before maturity. As of June 30, 2008, we are not aware of any events which would qualify under the material adverse effect clause of the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of June 30, 2008 was $616.3 million versus $624.6 million as of December 31, 2007.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2008	2007
Actual consolidated total leverage ratio (1) (3)	4.31	4.23
Maximum per covenant	4.75	5.00

Actual consolidated interest coverage ratio (2) (3)	3.21	4.87
Minimum per covenant	2.50	2.25
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated total leverage ratio and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our future debt covenant ratios will change as follows:

					Q3 2010
	Q3 2008	Q1 2009	Q3 2009	Q1 2010	to maturity
Maximum consolidated leverage ratio	4.50	4.25	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.50	2.75	2.75	3.00	3.00
In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility which matures in April 2013. The term loan requires quarterly repayments of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is secured by substantially all of the assets of the Company. The Credit Facility agreement also stipulates the Company will hedge at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The Company has entered into fixed rate swap agreements for 88% of the outstanding term loan at an average interest rate of 4.85%. The term loan all-in interest rate as of June 30, 2008 was 4.81%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. As of June 30, 2008, we were in compliance with all covenants of our bank Credit Facility.
In June 2008, in addition to the required quarterly payment of $1.6 million, we prepaid $5.0 million on the term loan and wrote off $79,000 of related debt issuance costs. During the second quarter we also repaid all $7.0 million of the then outstanding revolving Credit Facility.
The Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of June 30, 2008, we had outstanding letters of credit totaling $478,000.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. The Notes were unsecured, subordinated in right of payment to all existing and future senior debt of LodgeNet and ranked pari passu in right of payment with any future senior subordinated indebtedness of LodgeNet. On March 26, 2007, the Company made an offer to the holders of the 9.50% Senior Notes to purchase all of the outstanding Notes validly tendered pursuant to the Tender Offer at a price per $1,000 principal amount of Notes, equal to the accrued and unpaid interest, principal and a consent payment of $30 per $1,000 principal amount of Notes. The tender expired on April 23, 2007 at which time 199,990 notes, representing principal of $199,990,000, were tendered out of the total 200,000 Notes outstanding. In total, the Company paid $18.6 million, plus accrued interest, to
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
tender for the Notes. At the time of the tender offer, the Indenture related to the 9.50% Senior Notes was amended to remove substantially all of the operating covenants. The remaining 10 notes, representing principal of $10,000, were redeemed in June 2008.
Obligations and commitments as of June 30, 2008 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$616,309	$7,328	$13,861	$12,620	$582,500
Interest on bank term loan (1)	167,618	29,818	58,721	57,502	21,577
Interest on derivative instruments (net)	59,019	11,143	20,499	19,906	7,471
Operating lease payments	5,826	2,738	3,056	32	—
Uncertain tax positions (2)	—	—	—	—	—
Purchase obligations (3)	11,395	11,395	—	—	—
Nintendo minimum royalty (4)	20,650	4,200	8,400	8,050	—
Minimum royalties and commissions (5)	6,132	2,500	3,503	129	—

Total contractual obligations	$886,949	$69,122	$108,040	$98,239	$611,548

	Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$478	$478	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled amortization.

(2)	Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2008, we do not have unresolved income tax positions.

(3)	Consists of open purchase orders primarily for the procurement of system components.

(4)	Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2008 and 2007
Revenue Analysis. Total revenue for the second quarter of 2008 was $137.3 million, an increase of $2.4 million or 1.8%, compared to the second quarter of 2007. The growth in revenue was primarily driven by an increase in hotel services revenue. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended June 30:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest entertainment	$95,208	69.3%	$99,931	74.1%
Hotel services	30,083	21.9%	24,997	18.5%
System sales, advertising and other	12,056	8.8%	9,986	7.4%

	$137,347	100.0%	$134,914	100.0%

Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, decreased $4.7 million or 4.7% to $95.2 million. The following table sets forth information with respect to revenue per guest entertainment room for the quarter ended June 30:

	2008	2007
Average monthly revenue per room:
Movie revenue	$15.80	$16.70
Other interactive service revenue	1.29	1.41

Total per guest entertainment room	$17.09	$18.11

On a per-room basis, monthly guest entertainment revenue for the second quarter of 2008 declined 5.6% to $17.09 compared to $18.11 for the second quarter of 2007. Average monthly movie revenue per room was $15.80 for the second quarter of 2008, a 5.4% reduction as compared to $16.70 per room in the prior year quarter. This change in revenue was due to hotel room occupancy during the quarter being approximately 2.1% lower as compared to the second quarter of 2007. Revenue generated on a per-occupied room from guest entertainment services during the second quarter of 2008 was impacted by less popular Hollywood titles and a soft economic environment. Non-movie guest entertainment revenue per room decreased 8.5% to $1.29 in the second quarter of 2008 driven primarily by reductions from games and TV Internet purchases, offset in part by increases in time-shifted television purchases.
Hotel services revenue, which includes revenue from hotels for free-to-guest television programming and broadband Internet service and support, increased $5.1 million or 20.3% to $30.1 million during the second quarter of 2008 versus $25.0 million in the second quarter of 2007. The following table sets forth information with respect to hotel services revenue per room for the quarter ended June 30:

	2008	2007
Average monthly revenue per room:
Television programming	$4.85	$4.08
Broadband	0.55	0.45

Total hotel services per room	$5.40	$4.53

On a per-room basis, monthly hotel services revenue for the second quarter of 2008 increased 19.2% to $5.40 compared to $4.53 for the second quarter of 2007. Monthly television programming revenue per room increased 18.9% to $4.85 for the second quarter of 2008 as compared to $4.08 for the second quarter of 2007. This increase resulted primarily from the continued conversion to high definition television systems and related services.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Recurring broadband revenue per room was $0.55 for the second quarter of 2008 as compared to $0.45 for the second quarter of 2007.
System sales, advertising and other revenue, which includes sales of broadband, healthcare and other interactive systems and advertising and media services, increased to $12.1 million during second quarter of 2008 versus $10.0 million in the second quarter of 2007. On a per-room basis, monthly system sales, advertising and other revenue increased 19.3% to $2.16 for the second quarter of 2008 compared to $1.81 for the second quarter of 2007. The increase in revenue resulted directly from an increase in systems and equipment sales to healthcare facilities and other equipment and services to hotels.
Overall, total revenue increased for the second quarter of 2008 as compared to the second quarter of 2007 on a per-room basis as set forth in the following table:

	2008	2007
Average monthly revenue per room:
Guest entertainment	$17.09	$18.11
Hotel services	5.40	4.53
System sales, advertising and other	2.16	1.81

Total revenue per room	$24.65	$24.45

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs increased to $73.2 million in the second quarter of 2008 as compared to $68.9 million in the second quarter of 2007. The increase in total direct costs was primarily related to the increase in revenue from cable programming and recurring broadband Internet services and system sales. Total direct costs were 53.3% of revenue for the second quarter of 2008 as compared to 51.1% in the second quarter of 2007. Total direct costs increased 210 basis points due to the lower margin free-to-guest television programming. We also had a 180 basis point increase in direct costs associated with the sale of systems and equipment which has a lower market-based margin than our traditional guest entertainment products. These increases were offset by a 190 basis point decrease in direct costs associated with movie-based guest entertainment revenue.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarter ended June 30:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	53.3%	51.1%	2.2%

Change drivers:
Broadband related			0.2%
Television programming related (FTG)			2.1%
Guest entertainment related costs			-1.9%
Other direct costs (Non guest entertainment)			1.8%

			2.2%

June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$14,839	10.8%	$15,197	11.3%
Selling, general and administrative	13,575	9.9%	16,218	12.0%
Depreciation and amortization	29,886	21.8%	31,008	23.0%
Amortization of acquired intangibles	2,616	1.9%	2,583	1.9%
Restructuring expense	817	0.6%	2,515	1.9%
Other operating income	(877)	(0.7)%	(816)	(0.7)%

Total operating expenses	$60,856	44.3%	$66,705	49.4%

System operations expenses decreased to $14.8 million in the second quarter of 2008 as compared to $15.2 million in the second quarter of 2007. As a percentage of revenue, system operations expenses decreased to 10.8% this quarter as compared to 11.3% in the second quarter of 2007. Per average installed room, system operations expenses also decreased to $2.66 per room per month compared to $2.75 in the prior year quarter due to the expected synergies from our post-merger consolidation.
Selling, general and administrative (SG&A) expenses decreased, from $16.2 million in the second quarter of 2007 to $13.6 million in the current quarter. This decrease is a result of the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses. Included within this quarter’s SG&A expenses were approximately $238,000 of integration costs, compared to approximately $201,000 in the prior year quarter. As a percentage of revenue, SG&A expenses were 9.9% in the current quarter compared to 12.0% in the second quarter of 2007. SG&A expenses per average installed room were $2.44 as compared to $2.94 in the second quarter of 2007.
Depreciation and amortization expenses were $32.5 million in the second quarter of 2008. The depreciation and amortization expenses included $2.6 million of expense related to the amortization of acquired intangibles from the acquisition of StayOnline and On Command. As a percentage of revenue, depreciation and amortization expenses were 23.7% in the second quarter of 2008 as compared to 24.9% in the second quarter of 2007. In June 2008, in conjunction with the consolidation of corporation systems infrastructure, we wrote off corporate system assets with a net book value of $359,000 to depreciation and amortization expense.
Restructuring expenses for the second quarter of 2008 consisted of approximately $176,000 in employee severance, $620,000 in redundant acquired facility consolidation and $21,000 of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of corporate systems infrastructure including the early termination of a support agreement.
We estimate there will be additional employee severance and other restructuring costs of $0.3 to $0.8 million charged to restructuring over the next six months as the remaining duplicate general and administrative functions are phased out along with the consolidation of our satellite office locations. We estimate cash payments related to severance and other benefit related costs to be made within the next six to twelve months. Additional accruals and cash payments related to the closing of redundant acquired facilities are dependent upon execution of subleasing arrangements.
Other operating income of $877,000 for the second quarter of 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina. Other operating income of $816,000 for the second quarter of 2007 included $793,000 of recoveries related to early contract terminations.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Operating Income (Loss). As a result of the factors described above, operating income was $3.3 million in the second quarter of 2008 compared to an operating loss of $727,000 in the second quarter of 2007.
Interest Expense. Interest expense was $10.5 million in the current quarter versus $11.6 million in the second quarter of 2007. The decrease resulted from the change in weighted average long-term debt, to $623.1 million during the second quarter of 2008 from $627.7 million in the second quarter of 2007. The annualized interest rate decreased to 6.7% for the second quarter of 2008 versus 7.4% for the second quarter 2007.
Loss on Early Retirement of Debt. During the second quarter of 2008, we prepaid $5.0 million on our term loan, and wrote off $79,000 of unamortized debt issuance costs. During the second quarter of 2007, we paid off our $225.0 million bank Credit Facility and redeemed 199,990 notes, representing principal of $199,990,000, of our 9.50% Senior Notes due June 15, 2013. As a result of this payoff and early redemption, we recognized a $22.2 million loss representing call and tender premiums and related expenses and the write off of unamortized debt issuance costs, net of a deferred gain from the termination of an interest rate swap arrangement where the 9.50% Senior Notes had been the underlying debt.
Other (Expense) Income. In the second quarter of 2008, we recorded $19,000 of interest income offset by $44,000 of other expense. In the second quarter of 2007, we recorded $368,000 of interest income and $35,000 of other income.
Taxes. For the second quarter of 2008, we incurred state franchise taxes of $167,000 versus $121,000 during the second quarter of 2007.
Net Loss. As a result of the factors described above, net loss was $7.5 million for the second quarter of 2008 compared to a net loss of $34.0 million in the prior year quarter.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2008 and 2007
Revenue Analysis. Total revenue for the first half of 2008 was $277.1 million, an increase of $66.9 million or 31.8%, compared to the first half of 2007. The growth in revenue was primarily driven by the acquisition of On Command in April 2007. The following table sets forth the components of our revenue (dollar amounts in thousands) for the six months ended June 30:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest entertainment	$194,410	70.2%	$155,382	73.9%
Hotel services	59,493	21.5%	40,241	19.1%
System sales, advertising and other	23,231	8.3%	14,576	7.0%

	$277,134	100.0%	$210,199	100.0%

Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, increased $39.0 million or 25.1% to $194.4 million. The following table sets forth information with respect to revenue per guest entertainment room for the six months ended June 30:

	2008	2007
Average monthly revenue per room:
Movie revenue	$16.15	$16.70
Other interactive service revenue	1.31	1.39

Total per guest entertainment room	$17.46	$18.09

On a per-room basis, monthly guest entertainment revenue for the first half of 2008 declined 3.5% to $17.46 compared to $18.09 for the first half of 2007. Average monthly movie revenue per room was $16.15 for the first half of 2008, a 3.3% reduction as compared to $16.70 per room in the first half of the prior year. This change in revenue was primarily due to hotel room occupancy during the first half of 2008 being approximately 2.4% lower as compared to the first half of 2007. Revenue generated on a per-occupied room from guest entertainment services during the first half of 2008 was impacted by less popular Hollywood titles and a soft economic environment. Non-movie guest entertainment revenue per room decreased 5.8% to $1.31 in the first half of 2008 driven primarily by reductions from games and TV Internet purchases, offset in part by increases in time-shifted television purchases.
Hotel services revenue, which includes revenue from hotels for free-to-guest television programming and broadband Internet service and support, increased $19.3 million or 47.8% to $59.5 million during the first half of 2008 versus $40.2 million in the first half of 2007. The following table sets forth information with respect to hotel services revenue per room for the six months ended June 30:

	2008	2007
Average monthly revenue per room:
Television programming	$4.81	$4.06
Broadband	0.53	0.41

Total hotel services per room	$5.34	$4.47

On a per-room basis, monthly hotel services revenue for the first half of 2008 increased 19.5% to $5.34 compared to $4.47 for the first half of 2007. Monthly television programming revenue per room increased 18.5% to $4.81 for the first half of 2008 as compared to $4.06 for the first half of 2007. This increase resulted primarily from the
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
continued conversion to high definition television systems and related services. Recurring broadband revenue per room was $0.53 for the first half of 2008 as compared to $0.41 for the first half of 2007.
System sales, advertising and other revenue, which includes sales of broadband, healthcare and other interactive systems, and advertising and media services, increased to $23.2 million during the first half of 2008 versus $14.6 million in the first half of 2007. On a per-room basis, monthly system sales, advertising and other revenue increased 27.6% to $2.08 for the first half of 2008 compared to $1.63 for the first half of 2007. The increase in revenue resulted directly from an increase in systems and equipment sales to healthcare facilities and other equipment and services to hotels.
Overall, total revenue increased for the first half of 2008 as compared to the first half of 2007 on a per-room basis as set forth in the following table:

	2008	2007
Average monthly revenue per room:
Guest entertainment	$17.46	$18.09
Hotel services	5.34	4.47
System sales, advertising and other	2.08	1.63

Total revenue per room	$24.88	$24.19

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs increased to $149.1 million in the first half of 2008 as compared to $105.4 million in the first half of 2007. Total direct costs were 53.8% of revenue for the first half of 2008 as compared to 50.1% in the first half of 2007. Total direct costs increased 240 basis points due to the lower margin free-to-guest television programming business. We also had a 160 basis point increase in direct costs associated with the sale of systems and equipment which has a lower market-based margin than our traditional guest entertainment products. These increases were offset by an 80 basis point decrease in direct costs associated with movie-based guest entertainment revenue.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the six months ended June 30:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	53.8%	50.1%	3.7%

Change drivers:
Broadband related			0.5%
Television programming related (FTG)			2.4%
Guest entertainment related costs			-0.8%
Other direct costs (Non guest entertainment)			1.6%

			3.7%

June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Operating Expenses. The following table sets forth information in regards to operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$30,226	10.9%	$23,731	11.3%
Selling, general and administrative	28,800	10.4%	24,063	11.4%
Depreciation and amortization	59,834	21.6%	46,966	22.3%
Amortization of acquired intangibles	5,768	2.1%	2,714	1.3%
Restructuring expense	2,818	1.0%	2,756	1.3%
Other operating income	(867)	(0.3)%	(816)	(0.3)%

Total operating expenses	$126,579	45.7%	$99,414	47.3%

System operations expenses increased to $30.2 million in the first half of 2008 as compared to $23.7 million in the first half of 2007, primarily due to our expanded operations with the acquisition of On Command and StayOnline. As a percentage of revenue, system operations expenses decreased to 10.9% in this time frame as compared to 11.3% in the first half of 2007. Per average installed room, system operations expenses decreased to $2.71 per room per month compared to $2.75 in the prior year time frame.
Selling, general and administrative (SG&A) expenses increased as a result of the 2007 acquisitions, from $24.1 million in the first half of 2007 to $28.8 million in the current first half, primarily due to our expanded operations with the acquisition of On Command and StayOnline. Included within the current SG&A expenses were approximately $955,000 of integration costs compared to approximately $201,000 for the first half of 2007. As a percentage of revenue, SG&A expenses were 10.4% in the current first half compared to 11.4% in the first half of 2007. SG&A expenses per average installed room were $2.59 as compared to $2.77 in the first half of 2007.
Depreciation and amortization expenses were $65.6 million in the first half of 2008. The depreciation and amortization expenses included $5.8 million of expense related to the amortization of acquired intangibles from the acquisition of StayOnline and On Command. As a percentage of revenue, depreciation and amortization expenses were 21.6% in the first half of 2008 as compared to 22.3% in the first half of 2007. Amortization of acquired intangibles was 2.1% of revenue during the first half of 2008 as compared to 1.3% in the first half of 2007. In June 2008, in conjunction with the consolidation of corporation systems infrastructure, we wrote off corporate system assets with a net book value of $359,000 to depreciation and amortization expense.
Restructuring expenses for the six months ended June 30, 2008 consisted of approximately $1.3 million in employee severance, $1.3 million in redundant acquired facility consolidation and $190,000 of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of corporate systems infrastructure including the early termination of a support agreement.
We estimate there will be additional employee severance and other restructuring costs of $0.3 to $0.8 million charged to restructuring over the next six months as the remaining duplicate general and administrative functions are phased out along with the consolidation of our satellite office locations. We estimate cash payments related to severance and other benefit related costs to be made within the next six to twelve months. Additional accruals and cash payments related to the closing of redundant acquired facilities are dependent upon execution of subleasing arrangements.
Other operating income of $867,000 for the first half of 2008 included insurance proceeds of $815,000 related to
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
property damage and business interruption due to Hurricane Katrina. Other operating income of $816,000 for the first half of 2007 included $793,000 of recoveries related to early contract terminations.
Operating Income. As a result of the factors described above, operating income was $1.4 million in the first half of 2008 compared to $5.4 million in the first half of 2007.
Interest Expense. Interest expense was $21.5 million in the current first half versus $17.8 million in the first half of 2007. The increase resulted from the change in weighted average long-term debt, which increased as a result of the On Command acquisition to $623.8 million during the first half of 2008 from $423.3 million in the first half of 2007. The annualized interest rate decreased to 6.9% for the first half of 2008 versus 8.4% for the first half 2007.
Loss on Early Retirement of Debt. During the first half of 2008, we prepaid $5.0 million on our term loan, and wrote off $79,000 of unamortized debt issuance costs. During the first half of 2007, we paid off our $225.0 million bank Credit Facility and redeemed 199,990 notes, representing principal of $199,990,000, of our 9.50% Senior Notes due June 15, 2013. As a result of this payoff and early redemption, we recognized a $22.2 million loss representing call and tender premiums and related expenses and the write off of unamortized debt issuance costs, net of a deferred gain from the termination of an interest rate swap arrangement where the 9.50% Senior Notes had been the underlying debt.
Other (Expense) Income. In the first half of 2008, we recorded $48,000 of interest income offset by $62,000 of other expense. In the first half of 2007, we recorded $560,000 of interest income and $4,000 of other income.
Taxes. For the first half of 2008, we incurred state franchise taxes of $368,000 versus $222,000 during the first half of 2007.
Net Loss. As a result of the factors described above, net loss was $20.5 million for the first half of 2008 compared to a net loss of $34.1 million in the prior year first half.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content, or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment Services, where the hotel guest is charged directly for the service, we charge the hotel for our Television Programming Services. We recognize revenue from the sale of Television Programming Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.

•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties which have been installed by us and also to hotel properties which have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 355,000 hotel rooms on 10 popular satellite-delivered channels such as MSNBC, CNBC, Fox News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in approximately 550,000 of our rooms today, and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.

•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty 2) optional extended service and maintenance agreements, which include future software upgrades as they become available and 3) programming. The
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.

•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
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
Allowance for Excess or Obsolete System Components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components based on estimated forecasts of product demand and service requirements. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
Long-Lived Assets. We review the carrying value of long-lived assets such as property and equipment and
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
intangible assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.
Property and Equipment. Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed guest entertainment and free-to-guest systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to guest entertainment operations as incurred. We begin depreciating guest entertainment and free-to-guest systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Hotel systems:
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
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value. According to SFAS No. 142, the fair value of an asset is the amount at which the asset could be bought in a current transaction between willing parties. Quoted market prices are the best evidence of fair value; however, the market price of an individual security may not be representative of the fair value of the reporting unit as a whole. If quoted prices are not available, the fair value estimate must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques. A present value technique is often the best available technique used to estimate the fair value of a group of net assets. The cash flow estimates used in the present value technique shall be based on reasonable and supportable assumptions and shall consider all available evidence. We apply the present value technique, which includes projection and discounting of cash flows and estimates of future operations.
SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. There can be no assurance goodwill or indefinite-lived intangibles impairment will not occur in the future.
In accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Assets,” we evaluate the remaining useful lives of our intangible assets with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant modifications to the useful lives or the carrying amount of the assets. We periodically evaluate the carrying amount of these intangible assets and the reasonableness of the useful lives:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4
Recent Accounting Developments
We adopted the recognition and disclosure for financial assets and financial liabilities provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a recurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  This standard requires the recognition of non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement further requires a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires a substantial amount of new disclosures. This standard is effective for acquisitions beginning on or after December 15, 2008; early adoption is prohibited. We are currently evaluating the accounting treatment related to SFAS No. 160 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At June 30, 2008, we had debt totaling $616.3 million with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$613,750	$564,650	4.81%
Capital leases	2,559	2,559	8.40%

	$616,309	$567,209	4.82%

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
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
arrangements, our all-in weighted average interest rate as of June 30, 2008 was 6.6%. At June 30, 2008, we had fixed rate debt of $540.1 million, after giving effect to the interest rate swap arrangements, and variable rate debt of $76.2 million. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $763,000, assuming other variables remain constant.
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
Foreign Currency Transactions. A portion of our revenues are derived from the sale of guest entertainment services in Canada and Mexico. The results of operations and financial position of our operations in Canada and Mexico are measured in their local currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada and Mexico are somewhat mitigated by the fact expenses and liabilities are generally incurred in the local currency. The reported income of our Canadian and Mexican subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the local currency. Additionally, a portion of our assets are based in Canada and Mexico and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the local currency.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the second quarter of 2008 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. The Company believes it does not infringe the patent in question, has filed responsive pleadings as well as a motion for summary judgment, has a number of other substantive defenses, and is vigorously defending the action.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed an action for patent infringement in the U.S. District Court in Marshall, Texas. The suit alleges the Company and 21 other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. The Company believes it does not infringe the patent in question, has a number of other substantive defenses, and is vigorously defending the action.
Item 1A — Risk Factors
No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on May 14, 2008, for the following purposes:
•	To elect two directors to three year terms expiring in 2011.

•	To ratify the Rights Plan dated as of February 28, 2008 between the Company and Computershare Investor Services, LLC, a Delaware limited liability company, as Rights Agent (the “Amended Rights Plan”).

•	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.
The results of the voting were as follows:
Election of Directors

	For	Withhold

R.F. Leyendecker	18,890,666	1,666,468
Vikki I. Pachera	18,884,102	1,673,032
The following directors were not subject to election and their terms of office continued after the meeting:
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
R. Douglas Bradbury, John C. Haire, Scott C. Petersen and Scott H. Shlecter.
Ratification of Amended Rights Plan

For	Against	Abstain	Non-Votes

9,684,257	9,056,253	18,123	1,798,501
Ratification of Appointment of PricewaterhouseCoopers

For	Against	Abstain	Non-Votes

20,505,854	32,777	18,503	0
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications
June 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation
(Registrant)

Date: August 6, 2008	/s/ Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 6, 2008	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)

June 30, 2008