Form 10-Q
period 2008-09-30
LODGENET INTERACTIVE CORP
filed 2008-11-07
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
At November 3, 2008, there were 22,664,164 shares outstanding of the Registrant’s common stock, $0.01 par value.

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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,917	$25,569
Accounts receivable, net	71,121	73,580
Other current assets	10,272	11,359

Total current assets	96,310	110,508
Property and equipment, net	292,408	323,963
Debt issuance costs, net	9,859	11,374
Intangible assets, net	118,269	126,530
Goodwill	111,293	111,293
Other assets	9,358	10,155

Total assets	$637,497	$693,823

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$48,356	$50,559
Current maturities of long-term debt	7,547	7,398
Accrued expenses	24,081	30,118
Deferred revenue	13,560	14,354

Total current liabilities	93,544	102,429
Long-term debt	602,905	617,196
Other long-term liabilities	21,008	22,440

Total liabilities	717,457	742,065

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 23,014,164 and 22,969,775 shares outstanding at September 30, 2008 and December 31, 2007, respectively	230	230
Treasury stock, at cost: 530,000 and 60,000 shares at September 30, 2008 and December 31, 2007, respectively	(5,737)	(1,075)
Additional paid-in capital	332,113	330,405
Accumulated deficit	(394,388)	(367,638)
Accumulated other comprehensive loss	(12,178)	(10,164)

Total stockholders’ deficiency	(79,960)	(48,242)

Total liabilities and stockholders’ deficiency	$637,497	$693,823

The accompanying notes are an integral part of these consolidated financial statements.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Guest entertainment and hotel services	$124,522	$132,297	$378,425	$327,899
System sales, advertising and other	10,798	10,334	34,030	24,931

Total revenues	135,320	142,631	412,455	352,830

Direct Costs and Operating Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Guest entertainment and hotel services	65,917	68,103	197,063	163,087
System sales, advertising and other	8,116	7,839	26,080	18,250
Operating expenses:
System operations	14,888	15,505	45,115	39,236
Selling, general and administrative	12,484	16,137	41,285	40,200
Depreciation and amortization	29,046	34,135	94,648	83,816
Restructuring	323	2,296	3,142	5,052
Other operating (income) expense	(79)	42	(947)	(774)

Total direct costs and operating expenses	130,695	144,057	406,386	348,867

Income (loss) from operations	4,625	(1,426)	6,069	3,963

Other Income and (Expenses):
Interest expense	(10,543)	(11,741)	(31,999)	(29,527)
Loss on early retirement of debt	(76)	(25)	(155)	(22,195)
Minority interest in income of subsidiary	—	—	—	165
Other (expense) income	(10)	724	(23)	1,289

Loss before income taxes	(6,004)	(12,468)	(26,108)	(46,305)
Provision for income taxes	(274)	1,058	(642)	836

Net loss	$(6,278)	$(11,410)	$(26,750)	$(45,469)

Net loss per common share (basic and diluted)	$(0.28)	$(0.50)	$(1.19)	$(2.12)

Weighted average shares outstanding (basic and diluted)	22,296,886	22,742,001	22,397,466	21,417,266

The accompanying notes are an integral part of these consolidated financial statements.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(26,750)	$(45,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,648	83,816
Loss on early retirement of debt	155	3,583
Share-based compensation	1,735	1,296
Gain due to insurance proceeds	(815)	—
Insurance proceeds related to business interruption	815	—
Other, net	(32)	(215)
Change in operating assets and liabilities:
Accounts receivable, net	2,195	(5,890)
Other current assets	946	(2,792)
Accounts payable	(1,617)	7,970
Accrued expenses and deferred revenue	(8,580)	1,018
Other	691	(904)

Net cash provided by operating activities	63,391	42,413

Investing activities:
Property and equipment additions	(53,428)	(60,591)
Acquisition of StayOnline, Inc.	—	(14,311)
Acquisition of THN (20% minority interest)	—	(5,000)
Acquisition of On Command Corporation, net of cash acquired	—	(335,364)
Other investing activities	—	638

Net cash used for investing activities	(53,428)	(414,628)

Financing activities:
Proceeds from long-term debt	—	625,000
Repayment of long-term debt	(14,698)	(269,677)
Payment of capital lease obligations	(1,066)	(1,419)
Borrowings on revolving credit facility	30,000	—
Repayments of revolving credit facility	(30,000)	—
Debt issuance costs	—	(12,738)
Contribution from minority interest holder to subsidiary	—	300
Purchase of treasury stock	(4,662)	—
Proceeds from issuance of common stock, net of offering costs	—	23,290
Exercise of stock options	—	16,468

Net cash (used for) provided by financing activities	(20,426)	381,224

Effect of exchange rates on cash	(189)	346

(Decrease) increase in cash and cash equivalents	(10,652)	9,355
Cash and cash equivalents at beginning of period	25,569	22,795

Cash and cash equivalents at end of period	$14,917	$32,150

The accompanying notes are an integral part of these consolidated financial statements.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2007, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
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
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command, for the three and nine months ended September 30, 2008 and 2007 as if the acquisitions were completed as of January 1, 2007 (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
				Pro Forma
	2008	2007	2008	2007
Total revenue	$135,320	$142,631	$412,455	$414,973
Net loss	$(6,278)	$(11,410)	$(26,750)	$(59,070)
Net loss per share	$(0.28)	$(0.50)	$(1.19)	$(2.63)
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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
Note 3 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Land, building and equipment	$114,852	$105,247
Hotel systems:
Installed system costs	650,733	646,095
Customer acquisition costs	57,717	55,080
System components	30,205	24,966
Software costs	35,452	33,783

Total	888,959	865,171
Less — depreciation and amortization	(596,551)	(541,208)

Property and equipment, net	$292,408	$323,963

Note 4 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded $9.6 million, $98.4 million and $3.3 million of goodwill in connection with the acquisitions of StayOnline, On Command and minority interest of THN, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually.
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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
We have the following intangible assets (dollar amounts in thousands):

	September 30, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(9,678)	$120,315	$(4,884)
Other acquired intangibles	12,984	(10,005)	12,984	(8,263)
Tradenames	3,039	(942)	2,955	(225)
Acquired patents	5,079	(2,523)	5,032	(1,384)

	$141,417	$(23,148)	$141,286	$(14,756)

We recorded consolidated amortization expense of $8.4 million and $6.5 million, respectively, for the nine months ended September 30, 2008 and 2007. We estimate total amortization expense for the three months remaining in 2008 and the years ending December 31, as follows (dollar amounts in millions): 2008 — $2.6; 2009 — $9.6; 2010 — $8.2; 2011 — $7.2; 2012 — $6.6 and 2013 — $6.4. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
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
The loss per common share for the three months ended September 30, 2008 and 2007 is based on 22,296,886 and 22,742,001 weighted average shares outstanding during the respective periods. The loss per common share for the nine months ended September 30, 2008 and 2007 is based on 22,397,466 and 21,417,266 weighted average shares outstanding during the respective periods. Potential dilutive common shares were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive. As of September 30, 2008 and 2007, the number of potential dilutive common shares was 1,711,418 and 1,400,131, respectively. Such potential dilutive common shares consist of stock options and restricted stock.
Note 6 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Property, sales and other taxes	$8,835	$8,405
Compensation	8,502	11,485
Interest	97	—
Programming related	1,782	1,785
Restructuring	1,260	5,774
Other	3,605	2,669

	$24,081	$30,118

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Note 7 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Bank Credit Facility:
Bank term loan	$607,188	$621,875
Revolving credit facility	—	—
9.50% senior notes	—	10
Capital leases	3,264	2,709

	610,452	624,594
Less current maturities	(7,547)	(7,398)

	$602,905	$617,196

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving credit facility, which matures in April 2013. The term loan requires quarterly repayments of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the company. The agreement establishes financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of September 30, 2008, our consolidated total leverage ratio was 4.38 compared to the maximum allowable of 4.50 and our consolidated interest coverage ratio was 3.21 compared to the minimum allowable of 2.50. The Credit Facility includes terms and conditions which require compliance with a material adverse effect covenant. The Credit Facility agreement also stipulates we will hedge 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 89% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of September 30, 2008 was 5.77%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. Our Credit Facility does not contain any call features or re-pricing options. As of September 30, 2008, we were in compliance with all financial covenants of our bank Credit Facility.
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature. All of the swap agreements are issued by Credit Suisse Securities (USA) LLC acting as agent for Credit Suisse International.
In June 2008, in addition to the required quarterly payment of $1,562,500, we prepaid $5,000,000 on the term loan and wrote off $79,000 of related debt issuance costs. In September 2008, in addition to the required quarterly payment of $1,562,500, we prepaid an additional $5,000,000 on the term loan and wrote off $76,000 of related debt issuance costs. There were no borrowings against the Revolver during the third quarter of 2008.
The Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2008, we had outstanding letters of credit totaling $478,000, which reduce amounts available under the revolver.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. In April 2007, we tendered 199,990 Notes out of the total 200,000 Notes outstanding, representing principal of $199,990,000. In total, we paid $18.6 million plus accrued interest to tender the Notes. The remaining 10 Notes, representing principal of $10,000, were redeemed in June 2008.
Capital Leases — As of September 30, 2008, we have total capital lease obligations of $3.3 million. Equipment acquired under capital lease arrangements during the nine months ended September 30, 2008 totaled $1.6 million. Equipment acquired consists primarily of vehicles used in our field service operations.
As of September 30, 2008, long-term debt has the following scheduled maturities for the three months remaining in 2008 and the full years ending December 31, 2009 and after (dollar amounts in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$1,563	$6,250	$6,250	$6,250	$6,250	$580,625
Capital leases	414	1,379	1,055	598	183	—

	1,977	7,629	7,305	6,848	6,433	580,625
Less amount representing interest on capital leases	(55)	(167)	(95)	(39)	(9)	—

	$1,922	$7,462	$7,210	$6,809	$6,424	$580,625

We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 8 — Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive loss was as follows for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(6,278)	$(11,410)	$(26,750)	$(45,469)
Foreign currency translation adjustment	(1,053)	1,839	(1,520)	4,334
Unrealized loss on interest rate swap agreements	(914)	(10,310)	(494)	(5,895)

Comprehensive loss	$(8,245)	$(19,881)	$(28,764)	$(47,030)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Unrealized loss on interest rate swap agreements	$(17,391)	$(16,897)
Foreign currency translation adjustment	5,213	6,733

Accumulated other comprehensive loss	$(12,178)	$(10,164)

Note 9 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $31.9 million and $30.1 million, respectively, for the nine months ended September 30, 2008 and 2007. Cash paid for taxes was $696,000 and $454,000 for the nine months ended September 30, 2008 and 2007, respectively.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Note 10 — Effect of Recently Issued Accounting Standards
We adopted the recognition and disclosure provisions for financial assets and financial liabilities of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; (b) hybrid instruments which have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends SFAS No. 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent which the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP which amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Earlier adoption is encouraged for the provisions which amend SFAS No. 133 and FIN 45. The clarification of the effective date of SFAS No. 161 is effective September 12, 2008. We do not expect the adoption of this FSP to impact our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. We have considered FSP No. 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.
Note 11 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of SFAS No. 123 (Revised), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted SFAS No. 123R, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of SFAS No. 123R. Share-based compensation expense recognized in the three and nine months ended September 30, 2008 and 2007 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Statement.
The following amounts were recognized in our consolidated statements of operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation cost (benefit):
Stock options	$275	$149	$875	$357
Non-vested shares	267	293	860	939

Total share based compensation expense	$542	$442	$1,735	$1,296

Compensation expense per common share (basic and diluted):	$0.02	$0.02	$0.08	$0.06

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
For the nine months ended September 30, 2008, there was no cash received from stock option exercises. For the nine months ended September 30, 2007, cash received from stock option exercises was $16,468,000. SFAS No. 123R requires the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the nine months ended September 30, 2008 and 2007, included non-cash compensation expense related to stock options of $875,000 and $357,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $860,000 and $939,000, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123R
For the three months ended September 30, 2008, we granted 30,000 stock options to non-employee directors of the Company and 50,000 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with SFAS No. 123R. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends therefore the dividend rate variable in the Black-Scholes-Merton model is zero.
Non-Vested Shares (Restricted Stock)
For the three months ended September 30, 2008, we awarded 10,000 shares of time-based restricted stock (non-vested shares), to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the third quarter of 2008, we did not issue any performance based restricted stock.
Note 12 — Restructuring
We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result of our post acquisition activities, we incurred restructuring costs of $0.3 million and $2.3 million, respectively, during the three months ended September 30, 2008 and 2007, and $3.1 million and $5.1 million, respectively, during the nine months ended September 30, 2008 and 2007, all of which are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses for the nine months ended September 30, 2008 consisted of approximately $1.4 million in employee severance, $1.6 million in redundant acquired facility consolidation and $0.1 million of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of satellite offices and corporate systems infrastructure including the early termination of a support agreement.
We are evaluating the potential impact of the current economic environment to determine the extent of additional restructuring of our business operations. Due to the current economic uncertainties, we intend to reduce overall spending by approximately 8% to 12% over the next six to twelve months and expect to incur additional restructuring costs. The restructuring activities will include severance costs related to reducing other duplicate general and administrative functions and costs related to the closing of redundant acquired facilities. The effect of the specific reductions has not yet been fully determined and accordingly is not reflected in the table below.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	12/31/07	Charges to	Cash	9/30/08
	Balance	Expense	Payments	Balance
Severance and other benefit related costs	$5,289	$1,390	$(6,014)	$665
Cost of closing redundant acquired facilities	485	1,571	(1,461)	595
Other	—	181	(181)	—

Total	$5,774	$3,142	$(7,656)	$1,260

Note 13 — Common Stock Repurchase Program
During the third quarter of 2008, we did not repurchase any shares of our common stock. The common stock repurchase program began in December 2007 under a plan authorized by our Board of Directors to repurchase up to $15.0 million of our common stock, the amount currently permitted under our Credit Facility. As of September 30, 2008, we had repurchased 530,000 shares at a cost of $5.7 million and $9.3 million remained available under the program for share repurchases.
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

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$17,391	$17,391	$16,897	$16,897
Long-term debt	$610,452	$522,410	$624,594	$599,718
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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps — liability position	$17,391	$—	$17,391	$—
Note 15 — Insurance Proceeds
In August 2005, Hurricane Katrina swept through the Gulf of Mexico region, damaging properties included in the acquired On Command room base. Subsequent to the acquisition, we determined additional recoveries related to property damage and business interruption indemnification were due from the insurance carrier. As a result of our evaluation and claim with the insurance carrier, insurance proceeds in the amount of $815,000 were received in June 2008. The insurance proceeds were recorded within other operating income.
Note 16 — Market Conditions
Due to the current market conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including but not limited to consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares, and other economic conditions that result in a decrease in business or leisure travel can all effect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions remain weak over the next six to twelve months.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to capital investment, spending reductions and restructuring costs, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 14, 2008, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures, and recessionary threats and developments);

➢	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	competition from providers of similar services and from alternative systems for accessing in-room entertainment;

➢	competition from HSIA providers;

➢	changes in demand for our products and services; programming availability, timeliness, quality, and costs;

➢	technological developments by competitors;

➢	developmental costs, difficulties, and delays;

➢	relationships with customers and property owners, in particular as we reduce capital investment;

➢	the availability of capital to finance growth;

➢	compliance with credit facility covenants;

➢	the impact of governmental regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of September 30, 2008, we provided interactive television and other services to approximately 10,000 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide television programming, broadband Internet, and advertising media solutions in approximately 1.1 million, 225,000 and 840,000 hotel rooms respectively. In addition, we sell and operate interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of September 30, 2008, our system was installed in 23 healthcare facilities.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
While the third quarter was challenging for our traditional guest entertainment services, we continued to make progress in regards to growth of our new revenue initiatives, reduction of operating expenses and management of our capital investment activities. Guest entertainment revenue in the quarter was down 11.2%; however, our gross profit margin was up slightly period over period. Hotel services delivered another quarter of double digit growth, with revenue up 15.4% and gross profit increasing 103.2%, as we continue to deploy our high-definition, TV programming systems. Sales of systems to hotels and hospitals also increased 8.8% and gross profit increased 20.3%. Overall, revenue from hotel services and system sales sources increased 12.3% in the quarter and, as a result, total revenue was off only 5.1% compared to the third quarter of 2007.
We are also focused on driving our operating performance through ongoing cost reduction initiatives. We reduced our system operations and SG&A expenses which resulted in savings of $4.3 million, or a reduction of 13.5%, compared to the third quarter of last year, which offset 79.0% of the shortfall in our gross profit. Given the challenging economic environment and by balancing the interests of our Company and our customers, we proactively reduced our room-based capital and other investing activities by 45.2% from $26.8 million in the third quarter of 2007 to $14.7 million in the current quarter. We continue to drive capital investment savings as costs for new and converted HD room installations decreased by 9.3% and 9.7%, respectively, period over period. As a result of our proactive cost and capital savings actions, we continued to pay down debt at an accelerated basis, reducing long-term debt by $6.1 million in the third quarter of 2008.
Our revenue for the third quarter of 2008 was $135.3 million, a decrease of $7.3 million or 5.1%, compared to the third quarter of 2007. The decrease in revenue was primarily driven by a decrease in revenue from guest entertainment services offset by increases in revenue from television programming, hotel services and system sales to hotels and hospitals. The average monthly total revenue per room was $24.30 for the third quarter of 2008 compared to $25.73 for the third quarter of 2007, a decrease of 5.6%. Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television, Internet access through the television and sports programming, decreased $11.9 million or 11.2% to $93.8 million. On a per-room basis, monthly guest entertainment revenue for the third quarter of 2008 declined 11.6% to $16.85 compared to $19.06 for the third quarter of 2007. Hotel room occupancy declined approximately 3.5% quarter over quarter. Hotel services revenue, which includes revenue from hotels for television programming and broadband Internet service and support, increased $4.1 million or 15.4% to $30.7 million during the third quarter of 2008 versus $26.6 million in the third quarter of 2007. On a per-room basis, monthly hotel services revenue for the third quarter of 2008 increased 15.0% to $5.52 compared to $4.80 for the third quarter of 2007. This increase resulted primarily from the installation of high definition television systems and related services. Revenue from the sales of broadband, healthcare and other interactive systems and advertising and media services increased to $10.8 million during third quarter of 2008 versus $10.3 million in the third quarter of 2007. The increase in revenue resulted from an increase in equipment installations and other services to hotels as well as systems and equipment sales to healthcare facilities.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) decreased to $74.0 million in the third quarter of 2008 as compared to $75.9 million in the third quarter of 2007. The decrease in total direct costs was primarily related to decreased costs for movies, which vary with revenue, offset, in part, by an increase in television programming costs due to increased television programming revenue and the number of rooms served. For the third quarter of 2008, direct costs as a percentage of revenue were 54.7% as compared to 53.2% for the third quarter of 2007. The increase in direct costs as a percentage of revenue was primarily driven by the increased costs from hotel services, including television programming, recurring broadband Internet services costs and the costs associated with the sale of equipment and services to hotels.
Despite the challenging headwinds faced with our guest entertainment services, we were able to manage costs and continue to maintain and slightly improve our gross profit margin within our guest entertainment products. The gross profit from hotel services grew by 103.2% quarter over quarter with our continued deployment of high-definition TV programming systems and gross profit within the sales of systems to hotels and hospitals increased 20.3%, which partially offset the decline in guest entertainment gross profit.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
For the third quarter of 2008, total operating costs and expenses decreased $11.5 million. System operations expenses decreased to $14.9 million in the third quarter of 2008 as compared to $15.5 million in the third quarter of 2007. As a percentage of revenue, system operations expenses were 11.0% this quarter as compared to 10.9% in the third quarter of 2007. Per average installed room, system operations expenses decreased to $2.67 per room per month this quarter as compared to $2.80 in the prior year quarter. SG&A expenses decreased as a result of achieving the expected synergies from our post-merger consolidation of certain duplicate general and administrative expenses, from $16.1 million in the third quarter of 2007 to $12.5 million in the current quarter. Included within this quarter’s SG&A expenses were approximately $75,000 of integration costs compared to approximately $1.8 million in the prior year quarter. Integration expenses are defined as incremental costs associated with activities to combine or merge an operation which is not being closed, exited, or disposed. Since we will realize certain future benefits, these costs are accounted for within our operating expenses as components of continuing operations. As a percentage of revenue, SG&A expenses were 9.2% in the current quarter compared to 11.3% in the third quarter of 2007.
For the third quarter of 2008, we also incurred restructuring costs of $323,000. The restructuring expenses were primarily related to employee severance costs for the remaining administrative functions and the consolidation of our Denver offices and corporate systems infrastructure.
Guest entertainment (includes purchases for on-demand movies, network-based video games, music and music videos, Internet on television and television on-demand programming) and hotel services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Our primary source of revenue is providing in-room, interactive guest services to the lodging industry, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.
•	The variety of services offered at the hotel. Rooms equipped with our high-definition or standard digital system generate higher revenue than rooms equipped with our tape-based system primarily because they offer a greater variety of services and content choices. We plan to continue to grow the hotel services revenue we generate per average room by the installation of our HDTV system in all newly contracted rooms and by converting selected rooms to our HDTV system in exchange for long-term contract extensions.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary to a certain degree with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.
•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites which provide on-demand movies, rental companies which provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.
The primary direct costs of providing guest entertainment and hotel services are:
➢	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

➢	fixed monthly programming charges paid primarily to DIRECTV for satellite-delivered television programming;

➢	broadband Internet connectivity costs and call center support;

➢	license fees, which are based on a percent of guest-generated revenue, for television on demand, music, music video, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
System Sales, Advertising and Other Services. Our revenue from other products and services, within the hotel and lodging industry and the healthcare industry, including sales of broadband, healthcare and other interactive systems, Internet conference services, professional HDTV installations, and advertising/media services, increased $0.5 million to $10.8 million during the third quarter of 2008 versus $10.3 million in the prior year quarter. System sales and healthcare revenue increased by $738,000 offset by a decrease of $274,000 in advertising revenue.
Revenue generated from other products and services includes the following:
➢	revenue generated from our advertising and media services within the hotels;

➢	revenue generated from the sale of our interactive systems to healthcare facilities, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue generated from the sale of our interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee;

➢	revenue from the sale of miscellaneous system equipment such as multi-service connection equipment, television remotes and service parts and labor to the hotels;

➢	revenues from the sale of equipment to our international licensees within the hotel or lodging industry;

➢	revenues from the installation of HD televisions, master antenna low voltage wiring and related infrastructure to the hotels;

➢	revenues from the sale and installation of DIRECTV satellite systems to the hotels; and

➢	revenue generated from delivery of satellite basic and premium television programming for which the hotel pays us a fixed monthly charge per room.
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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
We define net free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities and consideration paid for acquisitions. Net free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about net free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) which do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting net free cash flow information. Our definition of net free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, net free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing net free cash flow may not be comparable to other similarly titled measures of other companies.
Net Free Cash Flow
One of our goals is to increase the level of net free cash flow we generate. In addition to increasing revenue and controlling expenses, we can manage our actions related to this goal by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period. The cash flow generated for the third quarter of 2008 was impacted by $1.1 million of cash used for integration and restructuring related activities.
Levels of net free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash provided by operating activities	$20,947	$28,298	$63,391	$42,413
Property and equipment additions	(14,705)	(21,749)	(53,428)	(60,591)

	6,242	6,549	9,963	(18,178)
Cash used for acquisition and other activities (1)	—	(5,070)	—	(354,037)

	$6,242	$1,479	$9,963	$(372,215)

(1)	Cash used for acquisition activities related to the acquisitions of On Command, StayOnline and the minority interest for THN.
Capital investment including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expansion capital investment (1)	$5,994	$6,326	$17,512	$19,735
Renewal investment (2)	3,875	7,373	15,468	18,729
Corporate capital and minor extensions (3)	4,836	8,050	20,448	22,127

	$14,705	$21,749	$53,428	$60,591

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure including computers, equipment, software development, minor system upgrades and system components.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Rooms Served
One of the metrics we monitor is the growth, net of de-installations, of our interactive television network. Over the last five years, de-installation activity averaged 3% of our total installed room base. As lower revenue tape-based systems come up for contract renewal the overall economics may not support upgrading the site to our HDTV system. In these situations, many properties decide to switch to their local cable provider or we may elect to remove a certain number of these sites from our interactive television room base. We expect this trend to continue as we focus on the quality of rooms installed and upgraded with greater returns when investing our capital dollars. We installed our systems in the following number of net new rooms and had the following total rooms installed as of September 30:

	September 30,
	2008	2007
Total rooms served (1)	1,970,752	1,954,116
Total guest entertainment rooms (2)	1,862,885	1,852,124
Total HD rooms (3)	163,768	63,502
Total Television Programming (FTG) rooms (4)	1,098,687	1,059,440
Total Broadband Internet rooms (5)	227,880	215,581
Net new guest entertainment rooms for the three months ended (6)	9,167	7,673
Net new guest entertainment rooms for the nine months ended (6)	27,367	21,632

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest entertainment rooms are equipped with our interactive television systems.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Television programming (FTG) rooms receiving basic or premium television programming.

(5)	Represents rooms receiving high-speed Internet service included in total rooms served.

(6)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 15,917 and 17,790 for the three months ended September 30, 2008 and 2007, respectively, and 47,924 and 56,077 for the nine months ended September 30, 2008 and 2007, respectively.
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

	September 30,
	2008	2007
Net new standard digital and HDTV rooms for the three months ended	16,050	31,743
Net new standard digital and HDTV rooms for the nine months ended	52,449	91,995
Net new HDTV rooms for the three months ended (1)	26,206	15,154
Net new HDTV rooms for the nine months ended (1)	76,848	40,000
Total HDTV rooms installed (2)	163,768	63,502
Total standard digital and HDTV rooms installed	1,517,780	1,443,303
Digital rooms as a percent of total guest entertainment interactive rooms	81.5%	77.9%

(1)	HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities and are included in total digital rooms.

(2)	HDTV rooms, including new installations and major upgrades, are included in the total digital rooms installed.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Capital Investment Per Room
The average investment per-room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,
	2008	2007	2007	2006
Average cost per room — new installation	$400	$399	$399	$354
Average cost per room — conversion	$298	$310	$309	$252

Average cost per HD room — new installation	$400	$441	$460	$438
Average cost per HD room — conversion	$299	$331	$329	$289
The decrease in the average cost per new and converted HD rooms from 2007 to 2008 is primarily driven by the change in average room size of the property, engineering efforts and hotel capital contributions.
Revenue Per Room
Guest entertainment revenue can fluctuate based on several factors, including occupancy, the popularity of movie content, mix of services purchased, the availability of alternative programming and the overall economic environment. During the quarter, occupancy decreased approximately 3.5% as compared to the third quarter of 2007. For the first nine months of the year, occupancy decreased approximately 2.3% as compared to the prior time frame. Hotel services revenue can fluctuate based on the number of hotels providing television programming services to guests, the type of services provided at each site as well as broadband service and support. The continued installation and conversion to high definition television systems is expected to lead to increased revenue. System sales, advertising, healthcare and other revenue can fluctuate based on the number of system and equipment sales to healthcare and other facilities, including broadband system sales, as well as advertising and media sales within our room base. The following table sets forth the components of our revenue per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average monthly revenue per room:
Guest entertainment	$16.85	$19.06	$17.25	$18.48
Hotel services	5.52	4.80	5.40	4.60
System sales, advertising and other	1.93	1.87	2.04	1.70

Total revenue per room	$24.30	$25.73	$24.69	$24.78

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Direct Costs
Guest entertainment and hotel services direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) for interactive services include movie license fees, license fees for other interactive services, the commission earned by the hotel, programming and other related costs. The increase in direct costs as a percentage of revenue was primarily driven by the increased costs from hotel services, including both television programming and recurring broadband Internet services and the sale of equipment and services to hotels. The following table sets forth our guest entertainment and hotel services direct expenses per room and as a percent of revenue during the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Guest entertainment and hotel services direct costs per room	$11.84	$12.28	$11.80	$11.64
Guest entertainment and hotel services direct costs as a percent of total revenue	48.7%	47.7%	47.8%	46.2%
Operating Expenses
We continue to monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (SG&A) primarily include payroll costs, stock based compensation, engineering development costs and legal, professional and compliance costs. We also incurred approximately $399,000 of restructuring and integration expenses related to the On Command and StayOnline acquisitions during the third quarter of 2008. The following table sets forth the components of our operating expenses per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Systems operations expenses	$2.67	$2.80	$2.70	$2.75
SG&A expenses	2.24	2.91	2.47	2.78
Depreciation and amortization (D&A)	5.22	6.16	5.67	6.15
Restructuring expenses	0.06	0.41	0.19	0.43
Other operating income, net	(0.01)	0.01	(0.06)	(0.05)

	$10.18	$12.29	$10.97	$12.06

Systems operations as a percent of total revenue	11.0%	10.9%	10.9%	11.1%
SG&A as a percent of total revenue	9.2%	11.3%	10.0%	11.4%
D&A as a percent of total revenue	21.4%	24.0%	22.9%	23.8%
Total operating expenses as a percent of total revenue	41.9%	47.8%	44.4%	47.5%
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Net Loss
We focus on returning to profitability by revenue growth coupled with managing direct costs, overhead expenses, installation costs and debt levels resulting in decreases in depreciation and amortization expenses and interest costs. The following table sets forth our net loss for the three and nine months ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(6,278)	$(11,410)	$(26,750)	$(45,469)
Our results were impacted by amortization of acquired intangibles and integration and restructuring activity. These items, among other factors, are not indicative of our ability to generate net income in the future. The third quarter 2008 results included $3.0 million of acquisition related costs for restructuring, integration and amortization of acquired intangibles.
Liquidity and Capital Resources
During the first nine months of 2008, cash provided by operating activities was $63.4 million. Cash used for restructuring and integration related activities was $8.8 million, while cash used for property and equipment additions, including growth-related investments, was $53.4 million. During the first nine months of 2007, cash provided by operating activities was $42.4 million. Cash used for restructuring, integration and financing related activities was $30.6 million, while cash used for property and equipment additions, including growth-related investments, was $60.6 million. Total cash used for investing activities during the first nine months of 2007, including business acquisition investments of $354.0 million, was $414.6 million. Cash as of September 30, 2008 was $14.9 million versus $25.6 million as of December 31, 2007. During the first nine months of 2008, we repurchased 470,000 shares using $4.7 million of cash and repaid $14.7 million of debt on our term loan.
Our principal sources of liquidity are our cash on hand, operating cash flow and the $50 million revolver portion of our Credit Facility, which matures in 2013. We continue to believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund certain growth initiatives and comply with our financing obligations. As of September 30, 2008, working capital was $2.8 million compared to $8.1 million at December 31, 2007. The decrease was primarily due to the $5.0 million prepayment on our term loan in June 2008 and the $5.0 million prepayment on our term loan in September 2008.
The collectability of our receivables is reasonably assured as supported by our broad customer base. Our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We provide our services to various hotel chains, ownership groups and management companies. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf.
In order to continue to operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to make debt payments, to refinance outstanding indebtedness or to fund capital expenditures and acquisitions will depend on our ability to generate sufficient cash in the future. To some extent, this is subject to general economic climate and business conditions beyond our control. The actions within our control include our prudent management of capital investment and operating costs. We believe that we are balancing the interest of our customers and our Company by reducing our capital investments and aggressively reducing our cost structure. We expect capital investment levels for the fourth quarter of 2008 to be in the $13.0 to $14.0 million range, and will most likely drop below $10.0 million for the first quarter of next year. If we are not able to generate sufficient cash to service our indebtedness, it may have a material adverse affect on our business and financial condition and we may need to refinance all or a portion of our indebtedness on or before maturity. Due to the current economic uncertainties, such refinancing of our debt may significantly increase our interest costs or add more restrictive covenants within the credit facility or we may not be able to obtain financing. As of September 30, 2008, we are not aware of any events which would qualify under the material adverse effect clause of the Credit Facility. If current market conditions continue to persist, there can be no assurance we will be
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
in compliance in the future. The total amount of long-term debt outstanding, including the current portion, as of September 30, 2008 was $610.5 million versus $624.6 million as of December 31, 2007.
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2008	2007
Actual consolidated total leverage ratio (1) (3)	4.38	4.30
Maximum per covenant	4.50	5.00

Actual consolidated interest coverage ratio (2) (3)	3.21	4.07
Minimum per covenant	2.50	2.25

(1)	Our maximum consolidated total leverage ratio is a function of total indebtedness divided by operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and other miscellaneous non-recurring items divided by interest expense as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated total leverage ratio and minimum consolidated interest coverage ratios are not based on generally accepted accounting principles and are not presented as alternative measures of operating performance or liquidity. They are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our future debt covenant ratios will change as follows:

				Q3 2010
	Q1 2009	Q3 2009	Q1 2010	to maturity
Maximum consolidated leverage ratio	4.25	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.75	2.75	3.00	3.00
In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014 and a $50.0 million revolving credit facility which matures in April 2013. The term loan requires quarterly repayments of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the company. The Credit Facility includes terms and conditions which require compliance with a material adverse effect covenant. The Credit Facility agreement also stipulates we will hedge at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 89% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of September 30, 2008 was 5.77%. Proceeds from the Credit Facility were used to repay the outstanding balance under the pre-existing Credit Facility, to fund the acquisition of On Command, to fund the tender offer for the 9.50% Senior Notes and for general corporate purposes. Our Credit Facility does not contain any call features or re-pricing options. As of September 30, 2008, we were in compliance with all covenants of our bank Credit Facility. As previously noted, we are taking pro-active actions to ensure compliance with our Credit Facility.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash-flow hedges and are not considered speculative in nature. All of the swap agreements are issued by Credit Suisse Securities (USA) LLC acting as agent for Credit Suisse International.
In June 2008, in addition to the required quarterly payment of $1,562,500, we prepaid $5,000,000 on the term loan and wrote off $79,000 of related debt issuance costs. In September 2008, in addition to the required quarterly payment of $1,562,500, we prepaid an additional $5,000,000 on the term loan and wrote off $76,000 of related debt issuance costs. There were no borrowings against the Revolver during the third quarter of 2008.
The Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of September 30, 2008, we had outstanding letters of credit totaling $478,000.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. In April 2007, we tendered 199,990 Notes out of the total 200,000 Notes outstanding, representing principal of $199,990,000. In total, we paid $18.6 million plus accrued interest to tender the Notes. The remaining 10 Notes, representing principal of $10,000, were redeemed in June 2008.
Obligations and commitments as of September 30, 2008 were as follows (dollar amounts in thousands):

	Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$610,452	$7,547	$14,181	$12,786	$575,938
Interest on bank term loan (1)	190,409	35,384	69,671	68,209	17,145
Interest on derivative instruments (net)	31,568	5,898	11,441	11,389	2,840
Operating lease payments	6,782	2,875	3,060	575	272
Uncertain tax positions (2)	—	—	—	—	—
Purchase obligations (3)	8,929	8,929	—	—	—
Nintendo minimum royalty (4)	19,600	4,200	8,400	7,000	—
Minimum royalties and commissions (5)	5,873	2,644	3,122	107	—

Total contractual obligations	$873,613	$67,477	$109,875	$100,066	$596,195

	Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$478	$478	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2008, we do not have unresolved income tax positions.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q

(3)	Consists of open purchase orders primarily for the procurement of system components.

(4)	Nintendo video game royalties pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(5)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.

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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2008 and 2007
Revenue Analysis. Total revenue for the third quarter of 2008 was $135.3 million, a decrease of $7.3 million or 5.1%, compared to the third quarter of 2007. The decrease in revenue was primarily driven by a decrease in guest entertainment revenue, offset by increases in revenue from television programming, hotel services and system sales to hotels and hospitals. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended September 30:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest entertainment	$93,808	69.3%	$105,673	74.1%
Hotel services	30,714	22.7%	26,624	18.7%
System sales, advertising and other	10,798	8.0%	10,334	7.2%

	$135,320	100.0%	$142,631	100.0%

Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, decreased $11.9 million or 11.2% to $93.8 million. The following table sets forth information with respect to revenue per guest entertainment room for the quarter ended September 30:

	Three Months Ended
	September 30,
	2008	2007
Average monthly revenue per room:
Movie revenue	$15.65	$17.44
Other interactive service revenue	1.20	1.62

Total per guest entertainment room	$16.85	$19.06

On a per-room basis, monthly guest entertainment revenue for the third quarter of 2008 declined 11.6% to $16.85 compared to $19.06 for the third quarter of 2007. Average monthly movie revenue per room was $15.65 for the third quarter of 2008, a 10.3% reduction as compared to $17.44 per room in the prior year quarter. This change in revenue was due to hotel room occupancy during the quarter being approximately 3.5% lower as compared to the third quarter of 2007, as well as an extremely cautious consumer environment. Non-movie guest entertainment revenue per room decreased 25.9% to $1.20 in the third quarter of 2008 driven by reductions from games, music, TV Internet purchases and time-shifted television purchases.
Hotel services revenue, which includes revenue from hotels for television programming and broadband Internet service and support, increased $4.1 million or 15.4% to $30.7 million during the third quarter of 2008 versus $26.6 million in the third quarter of 2007. The following table sets forth information with respect to hotel services revenue per room for the quarter ended September 30:

	2008	2007
Average monthly revenue per room:
Television programming	$4.99	$4.29
Broadband	0.53	0.51

Total hotel services per room	$5.52	$4.80

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
On a per-room basis, monthly hotel services revenue for the third quarter of 2008 increased 15.0% to $5.52 compared to $4.80 for the third quarter of 2007. Monthly television programming revenue per room increased 16.3% to $4.99 for the third quarter of 2008 as compared to $4.29 for the third quarter of 2007. This increase resulted primarily from the continued conversion to high definition television systems and related TV programming services. Recurring broadband revenue per room was $0.53 for the third quarter of 2008 as compared to $0.51 for the third quarter of 2007.
System sales, advertising and other revenue, which includes sales of broadband, healthcare and other interactive systems, Internet conference services, professional HDTV installations, and advertising and media services, increased $0.5 million, or 4.5%, to $10.8 million during third quarter of 2008 versus $10.3 million in the third quarter of 2007. System sales and healthcare revenue increased by $738,000 offset by a decrease of $274,000 in advertising revenue. On a per-room basis, monthly system sales, advertising, and other revenue increased 3.2% to $1.93 for the third quarter of 2008 compared to $1.87 for the third quarter of 2007.
Overall, total revenue decreased to $24.30 for the third quarter of 2008 as compared to $25.73 for the third quarter of 2007 on a per-room basis.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased to $74.0 million in the third quarter of 2008 as compared to $75.9 million in the third quarter of 2007. The decrease in total direct costs was primarily related to decreased costs for movies, which varies with revenue, offset, in part, by an increase in television programming costs due to increased television programming revenue and the number of rooms served. Total direct costs were 54.7% of revenue for the third quarter of 2008 as compared to 53.2% in the third quarter of 2007. On a weighted average basis total direct costs increased 260 basis points due to the lower margin free-to-guest television programming. We also had a 100 basis point increase in direct costs associated with the sale of systems and equipment which has a lower market-based margin than our traditional guest entertainment products. These increases were offset by a 210 basis point decrease in direct costs associated with movie-based guest entertainment revenue.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the quarter ended September 30:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	54.7%	53.2%	1.5%

Change drivers:
Television programming related (FTG)			2.6%
Guest entertainment related costs			(2.1)%
Other direct costs (Non guest entertainment)			1.0%

			1.5%

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Operating Expenses. The following table sets forth information in regards to operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$14,888	11.0%	$15,505	10.9%
Selling, general and administrative	12,484	9.2%	16,137	11.3%
Depreciation and amortization	26,430	19.5%	31,025	21.8%
Amortization of acquired intangibles	2,616	1.9%	3,110	2.2%
Restructuring expense	323	0.3%	2,296	1.6%
Other operating (income) expense	(79)	—	42	—

Total operating expenses	$56,662	41.9%	$68,115	47.8%

System operations expenses decreased to $14.9 million in the third quarter of 2008 as compared to $15.5 million in the third quarter of 2007. As a percentage of revenue, system operations expenses increased to 11.0% this quarter as compared to 10.9% in the third quarter of 2007. Per average installed room, system operations expenses also decreased to $2.67 per room per month compared to $2.80 in the prior year quarter due to the expected synergies from our post-merger consolidation.
Selling, general and administrative (SG&A) expenses decreased, from $16.1 million in the third quarter of 2007 to $12.5 million in the current quarter. This decrease is a result of the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses. Included within this quarter’s SG&A expenses were approximately $75,000 of integration costs, compared to approximately $1,787,000 in the prior year quarter. As a percentage of revenue, SG&A expenses were 9.2% in the current quarter compared to 11.3% in the third quarter of 2007. SG&A expenses per average installed room were $2.24 as compared to $2.91 in the third quarter of 2007.
Depreciation and amortization expenses were $29.0 million in the third quarter of 2008 as compared to $34.1 million in the third quarter of 2007. The decline was due to certain acquired assets becoming fully depreciated and lower amortization from acquired intangibles. The current quarter’s depreciation and amortization expenses included $2.6 million of expense related to the amortization of acquired intangibles from the acquisition of StayOnline and On Command compared to $3.1 million in the prior year quarter. As a percentage of revenue, depreciation and amortization expenses were 21.4% in the third quarter of 2008 as compared to 24.0% in the third quarter of 2007.
Restructuring expenses for the third quarter of 2008 consisted of approximately $40,000 in employee severance and $290,000 in redundant acquired facility consolidation. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of satellite offices and corporate systems infrastructure including the early termination of a support agreement.
We are evaluating the potential impact of the current economic environment to determine the extent of additional restructuring of our business operations. Due to the current economic uncertainties, we intend to reduce overall spending by approximately 8% to 12% over the next six to twelve months and expect to incur additional restructuring costs. The restructuring activities will include severance costs related to reducing other duplicate general and administrative functions and costs related to the closing of redundant acquired facilities. The effect of the specific reductions has not yet been fully determined.
Operating Income (Loss). As a result of the factors described above, operating income was $4.6 million in the third quarter of 2008 compared to an operating loss of $1.4 million in the third quarter of 2007.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Interest Expense. Interest expense was $10.5 million in the current quarter versus $11.7 million in the third quarter of 2007. The decrease resulted from the change in weighted average long-term debt, to $615.2 million during the third quarter of 2008 from $627.4 million in the third quarter of 2007. The weighted average interest rate decreased to 6.9% for the third quarter of 2008 versus 7.5% for the third quarter 2007.
Loss on Early Retirement of Debt. During the third quarter of 2008, we prepaid $5.0 million on our term loan, and wrote off $76,000 of unamortized debt issuance costs.
Other (Expense) Income. In the third quarter of 2008, we recorded $16,000 of interest income offset by $26,000 of other expense. In the third quarter of 2007, we recorded $317,000 of interest income and $407,000 of other income primarily related to the reversal of a tax provision.
Taxes. For the third quarter of 2008, we incurred state franchise taxes of $274,000. For the third quarter of 2007, we incurred state franchise taxes of $0.3 million and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired.
Net Loss. As a result of the factors described above, net loss was $6.3 million for the third quarter of 2008 compared to a net loss of $11.4 million in the prior year quarter.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2008 and 2007
Revenue Analysis. Total revenue for the first nine months of 2008 was $412.5 million, an increase of $59.6 million or 16.9%, compared to the first nine months of 2007. The growth in revenue was primarily driven by the acquisition of On Command in April 2007. The following table sets forth the components of our revenue (dollar amounts in thousands) for the nine months ended September 30:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Guest entertainment	$288,218	69.9%	$261,055	74.0%
Hotel services	90,207	21.9%	66,844	18.9%
System sales, advertising and other	34,030	8.2%	24,931	7.1%

	$412,455	100.0%	$352,830	100.0%

Guest entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, increased $27.2 million or 10.4% to $288.2 million. The following table sets forth information with respect to revenue per guest entertainment room for the nine months ended September 30:

	2008	2007
Average monthly revenue per room:
Movie revenue	$15.98	$17.00
Other interactive service revenue	1.27	1.48

Total per guest entertainment room	$17.25	$18.48

On a per-room basis, monthly guest entertainment revenue for the first nine months of 2008 declined 6.7% to $17.25 compared to $18.48 for the first nine months of 2007. Average monthly movie revenue per room was $15.98 for the first nine months of 2008, a 6.0% reduction as compared to $17.00 per room in the first nine months of the prior year. This change in revenue was primarily due to hotel room occupancy during the first nine months of 2008 being approximately 2.3% lower as compared to the first nine months of 2007 and an extremely cautious consumer environment. Non-movie guest entertainment revenue per room decreased 14.2% to $1.27 in the first nine months of 2008 driven by reductions from games and TV Internet purchases, offset in part by increases in time-shifted television purchases.
Hotel services revenue, which includes revenue from hotels for television programming and broadband Internet service and support, increased $23.4 million or 35.0% to $90.2 million during the first nine months of 2008 versus $66.8 million in the first nine months of 2007. The following table sets forth information with respect to hotel services revenue per room for the nine months ended September 30:

	2008	2007
Average monthly revenue per room:
Television programming	$4.87	$4.15
Broadband	0.53	0.45

Total hotel services per room	$5.40	$4.60

On a per-room basis, monthly hotel services revenue for the first nine months of 2008 increased 17.4% to $5.40 compared to $4.60 for the first nine months of 2007. Monthly television programming revenue per room increased 17.3% to $4.87 for the first nine months of 2008 as compared to $4.15 for the first nine months of 2007. This increase resulted primarily from the continued conversion to high definition television systems and related services. Recurring broadband revenue per room was $0.53 for the first nine months of 2008 as compared to $0.45 for the first nine months of 2007.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
System sales, advertising and other revenue, which includes sales of broadband, Internet conference services, professional HDTV installations, advertising and media services and healthcare and other interactive systems, increased to $34.0 million during the first nine months of 2008 versus $24.9 million in the first nine months of 2007. On a per-room basis, revenue increased 20.0% to $2.04 for the first nine months of 2008 compared to $1.70 for the first nine months of 2007. The increase in revenue resulted from a $5.5 million increase in equipment installations and other services to hotels, a $1.8 million increase in advertising and a $1.8 million increase in equipment sales and related services to healthcare facilities.
Overall, total revenue decreased to $24.69 for the first nine months of 2008 as compared to $24.78 for the first nine months of 2007 on a per-room basis.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs increased to $223.1 million in the first nine months of 2008 as compared to $181.3 million in the first nine months of 2007. Total direct costs were 54.1% of revenue for the first nine months of 2008 as compared to 51.4% in the first nine months of 2007. On a weighted average basis total direct costs increased 240 basis points due to the lower margin free-to-guest television programming. We also had a 170 basis point increase in direct costs associated with the sale of systems and equipment which has a lower market-based margin than our traditional guest entertainment products. These increases were offset by a 140 basis point decrease in direct costs associated with movie-based guest entertainment revenue.
In addition to the information provided above, the following table sets forth the primary change drivers of direct costs for the nine months ended September 30:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	54.1%	51.4%	2.7%

Change drivers:
Television programming related (FTG)			2.4%
Guest entertainment related costs			(1.4)%
Other direct costs (Non guest entertainment)			1.7%

			2.7%

Operating Expenses. The following table sets forth information in regards to operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$45,115	10.9%	$39,236	11.1%
Selling, general and administrative	41,285	10.0%	40,200	11.4%
Depreciation and amortization	86,264	20.9%	77,991	22.1%
Amortization of acquired intangibles	8,384	2.0%	5,825	1.7%
Restructuring expense	3,142	0.8%	5,052	1.4%
Other operating income	(947)	(0.2)%	(774)	(0.2)%

Total operating expenses	$183,243	44.4%	$167,530	47.5%

September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
System operations expenses increased to $45.1 million in the first nine months of 2008 as compared to $39.2 million in the first nine months of 2007, primarily due to our expanded operations with the acquisition of On Command and StayOnline, offset by the expected synergies from our post-merger consolidation. As a percentage of revenue, system operations expenses decreased to 10.9% in this time frame as compared to 11.1% in the first nine months of 2007. Per average installed room, system operations expenses decreased to $2.70 per room per month compared to $2.75 in the prior year time frame.
Selling, general and administrative (SG&A) expenses increased as a result of the 2007 acquisitions, from $40.2 million in the first nine months of 2007 to $41.3 million in the current first nine months, primarily due to our expanded operations with the acquisition of On Command and StayOnline, offset by the expected synergies from our post-merger consolidation. Included within the current SG&A expenses were approximately $1.0 million of integration costs compared to approximately $2.0 million for the first nine months of 2007. As a percentage of revenue, SG&A expenses were 10.0% in the current first nine months compared to 11.4% in the first nine months of 2007. SG&A expenses per average installed room were $2.47 as compared to $2.78 in the first nine months of 2007.
Depreciation and amortization expenses were $94.6 million in the first nine months of 2008. The depreciation and amortization expenses included $8.4 million of expense related to the amortization of acquired intangibles from the acquisition of StayOnline and On Command. As a percentage of revenue, depreciation and amortization expenses were 22.9% in the first nine months of 2008 as compared to 23.8% in the first nine months of 2007. Amortization of acquired intangibles was 2.0% of revenue during the first nine months of 2008 as compared to 1.7% in the first nine months of 2007.
Restructuring expenses for the nine months ended September 30, 2008 consisted of approximately $1.4 million in employee severance, $1.6 million in redundant acquired facility consolidation and $0.1 million of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of corporate systems infrastructure including the early termination of a support agreement.
We are evaluating the potential impact of the current economic environment to determine the extent of additional restructuring of our business operations. Due to the current economic uncertainties, we intend to reduce overall spending by approximately 8% to 12% over the next six to twelve months and expect to incur additional restructuring costs. The restructuring activities will include severance costs related to reducing other duplicate general and administrative functions and costs related to the closing of redundant acquired facilities. The effect of the specific reductions has not yet been fully determined.
Other operating income of $947,000 for the first nine months of 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina. Other operating income of $774,000 for the first nine months of 2007 included $793,000 of recoveries related to early contract terminations.
Operating Income. As a result of the factors described above, operating income was $6.1 million in the first nine months of 2008 compared to $4.0 million in the first nine months of 2007.
Interest Expense. Interest expense was $32.0 million in the current first nine months versus $29.5 million in the first nine months of 2007. The increase resulted from the change in weighted average long-term debt, which increased as a result of the On Command acquisition, to $621.1 million during the first nine months of 2008 from $484.5 million in the first nine months of 2007. The weighted average interest rate decreased to 6.9% for the first nine months of 2008 versus 8.1% for the first nine months 2007.
Loss on Early Retirement of Debt. During the first nine months of 2008, we prepaid $10.0 million on our term loan, and wrote off $155,000 of unamortized debt issuance costs. During the first nine months of 2007, we paid off our $225.0 million bank Credit Facility and redeemed 199,990 Notes, representing principal of $199,990,000, of our 9.50% Senior Notes due June 15, 2013. As a result of this payoff and early redemption, we recognized a $22.2 million loss representing call and tender premiums and related expenses and the write off of unamortized debt issuance costs, net of a deferred gain from the termination of an interest rate swap arrangement where the 9.50% Senior Notes had been the underlying debt.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Other (Expense) Income. In the first nine months of 2008, we recorded $65,000 of interest income offset by $88,000 of other expense. In the first nine months of 2007, we recorded $877,000 of interest income and $412,000 of other income.
Taxes. For the first nine months of 2008, we incurred state franchise taxes of $642,000. For the first nine months of 2007, we incurred state franchise taxes of $0.6 million and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired.
Net Loss. As a result of the factors described above, net loss was $26.8 million for the first nine months of 2008 compared to a net loss of $45.5 million in the prior year first nine months.
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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment Services, where the hotel guest is charged directly for the service, we charge the hotel for our Television Programming Services. We recognize revenue from the sale of Television Programming Services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties which have been installed by us and also to hotel properties which have been installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 360,000 hotel rooms on 10 popular satellite-delivered channels such as MSNBC, CNBC, Fox News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in more than 565,000 of our rooms today, and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.
•	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty, 2) optional extended service and maintenance agreements, which include future software upgrades as they become available, and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation and the prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.
•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system and the prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by other vendors other than us.
•	Other. We also generate revenue from the sale of miscellaneous system equipment such as television remotes and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
Allowance for Doubtful Accounts. We determine the estimate of the allowance for doubtful accounts considering several factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) bad debt recoveries, and (4) contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectability is reasonably assured as supported by our credit check process and nominal write-off history. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.
Allowance for Excess or Obsolete System Components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components based on estimated forecasts of product demand and service requirements. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however, any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
Long-Lived Assets. We review the carrying value of long-lived assets such as property and equipment and intangible assets whenever events or circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
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
Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity averaged 3% of our installed room base.
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually by comparing the carrying amount of goodwill against its implied fair value. According to SFAS No. 142, the fair value of an asset is the amount at which the asset could be bought in a current transaction between willing parties. Quoted market prices are the best evidence of fair value; however, the market price of an individual security may not be representative of the fair value of the reporting unit as a whole. If quoted prices are not available, the fair value estimate must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques. A present value technique is often the best available technique used to estimate the fair value of a group of net assets. The cash flow estimates used in the present value technique are to be based on reasonable and supportable assumptions and shall consider all available evidence. We apply the present value technique, which includes projection and discounting of cash flows and estimates of future operations.
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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
In accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the remaining useful lives of our intangible assets with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant modifications to the useful lives or the carrying amount of the assets. We periodically evaluate the carrying amount of these intangible assets and the reasonableness of the useful lives:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4
Recent Accounting Developments
We adopted the recognition and disclosure provisions for financial assets and financial liabilities of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157 and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.
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
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; (b) hybrid instruments which have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends SFAS No. 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent which the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP which amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Earlier adoption is encouraged for the provisions which amend SFAS No. 133 and FIN 45. The clarification of the effective date of SFAS No. 161 is effective September 12, 2008. We do not expect the adoption of this FSP to impact our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. We have considered FSP No. 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Interest. At September 30, 2008, we had debt totaling $610.5 million with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$607,188	$519,146	5.77%
Capital leases	3,264	3,264	8.43%

	$610,452	$522,410	5.78%

The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices except for capital leases which are reported at carrying value. In addition, the fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
We have two interest rate swap agreements with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011. In addition, we have a $100.0 million notional amount swap at a rate of 3.97%, which expires in December 2009. Including the interest rate swap arrangements, our all-in weighted average interest rate as of September 30, 2008 was 6.74%. At September 30, 2008, we had fixed rate debt of $540.8 million, after giving effect to the interest rate swap arrangements, and variable rate debt of $69.7 million. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $697,000, assuming other variables remain constant.
Economic Condition. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, general economic, or other events, such as a recession in the United States, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
Other market risk factors are included in Part II — Other Information, Item 1A — Risk Factors.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the third quarter of 2008 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. The Company believes it does not infringe the patent in question, has filed responsive pleadings, has a number of other substantive defenses, and is vigorously defending the action. The Company filed a motion for summary judgment, which was denied without prejudice pending further hearings in the case.
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
Item 1A — Risk Factors
Our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as a recession or significant slow-down in economic activity, rising unemployment, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares, and other economic conditions that result in a decrease in business or leisure travel or convention or meeting business can all affect hotel occupancy and the demand for some of our services.
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
If our hotel customers become dissatisfied with our service, they may elect not to renew or to terminate service agreements with us and, in that event, our ability to maintain or grow our revenue would be adversely affected. In the event our customers become dissatisfied with the scope or capability of our products or services or our willingness or ability to fund capital required to install new or upgraded systems, they may elect not to renew our service agreements upon expiration or, in certain instances, terminate their existing agreements with us for failure to perform under the terms of their existing contracts. The loss of a hotel chain customer, any group of customers, or the loss of a significant number of hotels could have a material adverse effect on our operations and financial condition. However, we believe that our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We rely on our diverse hotel base and geographic diversity to mitigate these exposures, as well as the fact that our services are provided under long-term contracts. Nevertheless, our success depends on maintaining good relationships with the clients and property owners we serve.
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
Our revenue is affected by seasonality and dependent on other factors beyond our control including a recession in the United States. Our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms that buy movies or other services at the property, and the price of the services. Occupancy rates vary based on the property’s location, its competitive position with the marketplace, seasonal factors, general economic conditions as well as factors including but not limited to the cost of fuel, airline fares, and other economic conditions that result in a decrease in business or leisure travel or convention or meeting business can all affect hotel occupancy and the demand for some of our services. Moreover, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises, and other factors outside of our control can have an adverse impact on hotel occupancy, and the demand for some of our services. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms that buy movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies and other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including but not limited to consumer sentiment, business travel policies and other factors. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.
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
September 30, 2008

LodgeNet Interactive Corporation	Form 10-Q
LodgeNet Interactive Corporation and Subsidiaries
Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation

(Registrant)

Date: November 7, 2008	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2008	/ s / Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)
September 30, 2008