Form 10-K
period 2008-12-31
LODGENET INTERACTIVE CORP
filed 2009-03-13
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Registered on the NASDAQ Global Select Market

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,785,472
The number of shares of common stock of the Registrant outstanding as of March 6, 2009, was 22,664,164 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

This Report contains a total of 98 pages, excluding exhibits. The exhibit index appears on page 56.

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet,” “LodgeNetRX,” “On Command,” “The Hotel Networks” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. DIRECTV is a registered trademark of DIRECTV, Inc. Nintendo is a registered trademark of Nintendo of America, Inc. iPod is a registered trademark of Apple, Inc. All other trademarks or service marks used herein are the property of their respective owners.

PART I
Item 1 — Business
Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2008, we provided interactive media and connectivity solutions to approximately 10,100 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we provided on-demand guest entertainment services, cable television programming, broadband Internet access, and advertising media solutions in approximately 1.9 million, 1.1 million, 229,000 and 890,000 hotels rooms, respectively. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2008, our systems were installed in 28 healthcare facilities, and had 12 additional hospitals under contract, slated for installation during 2009.
The interactive media and connectivity solutions we offer the hospitality industry generally include guest-paid entertainment content, cable television programming, broadband Internet access systems, and professional technical and installation services. We provide a wide range of guest-paid entertainment options including on-demand movies, music and games, as well as subscription sports and television on-demand programming. We generally refer to these offerings as Guest Entertainment content, which guests typically purchase on a per-view, hourly, or daily basis. We also provide a variety of services for which hotels pay us a monthly service fee, which we generally refer to as Hotel Services. These offerings include cable television programming and Internet access customer support services, as well as video, Internet and technical support services. We also deliver advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials or other marketing-based programs. Lastly, we also sell Internet access and interactive television systems and equipment to hotels, including related professional design, project management and installation services.
In the healthcare industry, we sell a variety of solutions, including the LodgeNetRXTM Interactive Patient Television System, patient education solutions, clinical systems integration applications, cable television hardware and programming and professional technical and installation services. We generate revenue from the sale of the system hardware, software license and installation services. Additionally, we earn recurring revenues from the sale of on-demand and television entertainment content, patient education content, software maintenance and technical support services.
During 2009, our business goals are:
(1)	pro-actively managing our Company through the economic downturn by right-sizing our operations to our revenues and allocating the majority of our cash from operations to reduce our debt levels, with the goal of maintaining compliance with the covenants of our Credit Facility, and

(2)	driving the growth of our diversified revenue initiatives by increasing the revenue we generate from the sale of television programming, systems and services to hotels and healthcare facilities, and by the sale of traveler-targeted advertising and marketing campaigns to consumer product and service companies.

The following table presents selected operations data for the period 2004 through 2008. In 2007, LodgeNet acquired the assets of StayOnline, Inc. and the stock of Ascent Entertainment Group, Inc., which owned 100% of the capital stock of On Command Corporation. These acquisitions substantially increased our Hospitality room base and affected the financial results for 2007. Dollar amounts are in thousands, except for room data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operations Data:
Total rooms served (1) (6)	1,977,015	1,962,090	1,052,025	1,053,806	1,034,605
Total Guest Entertainment rooms (2) (6)	1,866,353	1,860,720	1,004,937	1,001,929	974,798
Total Digital rooms (3)	1,537,685	1,471,608	733,362	629,085	508,979
Total Cable Television Programming (FTG) rooms (4)	1,105,754	1,068,256	535,777	536,984	525,436
Total Advertising and Media Services rooms (5)	893,738	716,219	—	—	—
Total Broadband Internet rooms (7)	229,003	218,860	37,686	—	—
Total HD rooms (8)	191,491	84,327	23,502	259	—

Total revenues	$533,879	$485,588	$288,213	$275,771	$266,441
Operating (loss) income	(5,071)	(4,236)	26,932	22,693	12,970
Depreciation and amortization (9)	124,060	116,378	66,311	69,862	77,045
Share-based compensation	2,275	1,737	1,677	288	198
Net (loss) income	$(48,418)	$(65,172)	$1,841	$(6,959)	$(20,781)

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees. The increase from 2006 to 2007 is due primarily to the addition of the On Command room base of approximately 830,000 rooms.

(2)	Guest Entertainment rooms are equipped with our interactive television systems.

(3)	Digital rooms are equipped with an interactive digital file server system where on-demand movies, television on-demand programming and music content are stored in a digital format and are updated and delivered via satellite to our systems within each respective hotel. Digital rooms are included in total Guest Entertainment rooms and represent 82.4% of the Guest Entertainment rooms served as of December 31, 2008.

(4)	Cable television programming (which we refer to as “free-to-guest” or FTG) rooms receiving basic or premium television programming.

(5)	Includes rooms receiving satellite-delivered and server-based channels.

(6)	Total room count was reduced as a result of Hurricane Katrina by 4,053 rooms in 2006 and 8,195 rooms in 2005.

(7)	Represents rooms receiving high-speed Internet service and are included in total rooms served. The increase from 2006 to 2007 is due to the addition of the StayOnline and On Command room bases of approximately 137,000 and 12,000 rooms, respectively.

(8)	HD rooms are equipped with high-definition video-on-demand capabilities and are included in total rooms served and in total digital rooms.

(9)	Includes amortization of acquired intangibles.

Overview of Markets Served
HOSPITALITY
In the hospitality market, we provide our interactive media and connectivity solutions to hotel customers and their guests throughout the United States, Canada, and Mexico, and through licensing arrangements with companies in other select countries. Our hospitality business is focused on two broad product areas: Guest Entertainment services, which includes products guests purchase on a pay-per-view or similar basis, and Hotel Services and System Sales and Related Services, which include business-to-business products and services sold directly to hotels and do not involve guest purchases. Our Guest Entertainment services account for the majority of our revenue, generating $365.0 million in 2008. However, revenue from Hotel Services and System Sales and Related Services are growing at a significant rate, representing revenue of $155.0 million in 2008, up 29.7% from $119.5 million in 2007. Our strategy is to maximize and rationalize our traditional Guest Entertainment business, while we grow diversified, new revenue streams from our Hotel Services and System Sales and Related Services over time.
Hospitality Market and Customers
United States, Canadian and Mexican Market. The primary market for our interactive media solutions is the mid-size and large hotel segments within the United States, Canada, and Mexico. Based on industry sources, we estimate these segments account for approximately 68%, or 3.8 million, of the lodging industry’s estimated 5.6 million rooms. We estimate the target demographic which meets our required return on investment accounts for approximately 2.5 million rooms.
Diversified Customer Base. We believe our hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2008, no single state or province accounted for more than 11% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Marriott International Inc (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Hilton Hotels Corporation (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Starwood Hotels & Resorts (Westin, W Hotels, Sheraton, Four Points by Sheraton and The Luxury Collection); Hyatt Hotels & Resorts (Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Four Seasons, Fairmont; Harrah’s; Kimpton Hotel Group; Wyndham (Wyndham, Wyndham Garden, Wingate by Wyndham); Gaylord Hotels; Omni; Loews Hotels, Outrigger; Grand Casino’s; Felcor; Interstate; John Q. Hammons, Davidson Hotels, Winegardner & Hammons; Las Vegas Sands Corporation (Venetian Resort Hotel Casino, Four Seasons Hotel Macau, Sands Macau Hotel, Venetian Macau Resort Hotel); and Sage Hospitality, as well as many independent properties. During 2008, hotels covered by the master services agreements with Hilton Hotels Corporation and Marriott International represented approximately 18.4% and 15.1%, respectively, of our consolidated revenue. As most of the hotels served under these agreements are owned by independent franchisees, the number of Hilton-owned and Marriott-owned properties each accounted for less than 2% of consolidated revenue. Each property is subject to an individual long-term property level agreement. No other master service agreement accounted for more than 10% of our consolidated revenue. Additionally, our room base is geographically diversified, which mitigates our reliance on any one geographic sector.
International Hotel Markets. We also provide services in select international markets — primarily countries located in Central and South America, Asia and Europe — through licensing arrangements with companies in these areas. Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. During 2007, we also created a wholly-owned subsidiary, LodgeNet International, Inc., which operates generally within Macau, China through arrangements with Venetian Cotai Limited and Venetian Macau Limited. Pursuant to a long-term contract, we program, operate and maintain the system and receive a share of the revenue generated from guest entertainment purchases. We currently serve 3,268 rooms in this market.

Financial information related to our domestic and international operations is included in Note 17 of the Consolidated Financial Statements. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe and other regions through the sale of our equipment and long-term licensing agreements or other arrangements which do not require our capital with entities in those areas.
Hospitality Market Services and Products
Guest Entertainment
Our primary source of revenue is the sale of on-demand entertainment content, which the hotel guest buys on a per-view, hourly or daily basis. We design, develop and operate interactive television systems installed at hotel properties, and it is through these systems our Guest Entertainment revenues are generated.
Our interactive television systems provide a broad array of guest entertainment and other interactive services, including:
➢	on-demand movies;

➢	on-demand television programming;

➢	on-demand digital music programming;

➢	daily subscription sports programming;

➢	access to Internet-sourced content;

➢	on-screen controls that allow the guest more viewing control and flexibility; and

➢	interactive guest marketing and merchandising capabilities.
The vast majority of these systems are owned by us, although, in some cases, hotels purchase the systems from us. The interactive system connects each individual hotel room to a server, referred to as the “headend,” located within the hotel. At approximately 82% of the locations we serve, we update the digitally-stored content we offer via a satellite distribution network. The remaining locations are served by our legacy tape-based system. Because of the flexible and modular design of the system architecture, we can typically upgrade our software and hardware to support the introduction of new interactive services and integrate new technologies as they become commercially available and economically viable.
In 2005, we began deploying a high-definition (“HD”) configuration of our digital system, which allows the delivery of a variety of high-definition programming services to guest rooms. The HD configuration uses the same content management and satellite distribution network as our standard digital system; however, in the HD system, the content is sent in a digital format from the headend server to a commercial, in-room digital television. In our standard digital systems, the content is sent to the in-room television using an analog transport technology. The HD system utilizes the Pro:IdiomTM premium content copy protection technology to enable LodgeNet-served hotels to display HD premium satellite and video-on-demand entertainment licensed by satellite programmers and movie studios. As of December 31, 2008, our high-definition system was installed and operating in more than 190,000 hotel rooms. While the rate of HD conversions has been reduced recently, as hotels have deferred their purchase of high-definition televisions and we have reduced the amount of capital allocated to installation activities, we expect the number of rooms served with our HD system will expand significantly during the next several years, driven both by the new standards for broadcast television and hotel brand standards, as all of our new installations and system upgrades (associated with a long-term contract extension) will include HD capabilities.
In 2005, we also introduced our Hotel SportsNETSM service, which provides guests the ability to purchase daily subscriptions to certain professional and college sports television packages. During 2008, our Hotel SportsNETSM lineup included NFL SUNDAY TICKET, NHL CENTER ICE, NBA LEAGUE PASS, MLB EXTRA INNINGS and college sports programming including ESPN’s GamePlan, ESPN’s Full Court and College Sports TV (CSTV).

The Guest Entertainment revenues generated from our interactive television services are dependent upon a number of factors, including:
➢	the number of rooms equipped with our interactive television system;

➢	the range of interactive television content and services offered at each hotel;

➢	the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives;

➢	the profile of the guest at each property;

➢	the price of the service purchased by the hotel guest;

➢	the occupancy rate at the property; and

➢	general economic conditions and consumer sentiment.
Our ability to increase the number of rooms served by our interactive television system is dependent on a number of factors, including the amount of capital we elect to allocate to installation activities, the desirability of our technology, new hotel construction, and the number of hotels which chose to purchase a system from us. Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives. The price charged for each interactive programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. In addition, our content management systems allow us to refresh interactive menus, promote different products and different titles to different demographics, and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest. Our systems allow us to measure guests’ entertainment selections and we adjust our programming and the pricing of the programming to respond to viewing patterns. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest financial results.
Hotel Contracts. We provide our interactive television services under contracts with lodging properties which generally are for a term of five to seven years. Our contracts typically require that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. Under these contracts, we generally install our interactive television network in the hotel and retain ownership of all equipment utilized in providing our services (except for the television sets, which are owned by the hotels). The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment, and other considerations. A term of five to seven years is generally adequate to assure we receive the expected return on our invested capital and to the extent this is not the case, we generally require the hotel to contribute a portion of the capital required. Over the past several years, the percentage of capital investment dollars funded by the hotels for the interactive television systems we installed has increased from approximately 1.3% to over 15.7%. In cases where the hotel customer contributes to the capital costs of the system, the term and other provisions of the agreement may be modified from those set forth above; however, the terms will be designed to meet our return on investment criteria. The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management in a master agreement, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. A master agreement typically gives us an exclusive right to serve corporate-owned or managed properties and a status as a “preferred provider” to franchised properties for a defined period of time, which can range from one to seven years. While the exclusivity period of the master agreements may vary, any property level agreements executed pursuant to a master agreement are determined in a manner similar to individual properties, with terms of five to seven years, where we make the capital investment in the system. When a property level agreement is for a period of less than five years, the individual property generally must contribute most, if not all, of the required capital. We also offer, to certain hotel customers who would not otherwise qualify for the installation of our systems using our capital or who desire to exercise greater control over content and pricing, the opportunity to purchase our systems combined with long-term service maintenance and content agreements with us.

For the on-demand programming which is purchased by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on substantially similar or more advantageous terms. Over the last five years, we have de-installed an average of approximately 3% of our installed base per year. During 2008, we de-installed approximately 37,000 rooms, or approximately 2% of our installed base. In addition to certain sites electing not to continue to provide on-demand programming to their guests, we have chosen not to renew contracts at select properties, primarily limited service and extended stay properties, as the revenue generated at these properties frequently does not meet our payback criteria. We believe this is a sound business decision as we intend to deploy our capital for renewals and for new rooms where we believe we can generate the highest return on our investment. Internationally, we intend to continue to expand in selected countries in Asia, Latin America, South America, Europe and other regions through the sale of our equipment and long-term licensing agreements or other arrangements which do not require our capital with entities in those areas.
Hotel Services and System Sales and Related Services
Cable Television Programming. We also offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite through DIRECTV ®, pursuant to an agreement, and distributed to approximately 59% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV. During 2008, the percentage of hotels which subscribed to our cable television programming services where we installed our HD interactive television system was approximately 82%.
The cable television programming is generally provided under contracts with hotel properties which generally run for the same period as the interactive television contract for a given property. The hotel pays a fixed fee per room per month for this programming, which in turn is provided to the guest without charge. We categorize this recurring revenue as Hotel Services revenue.
Broadband Internet Access System Sales, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity, and provide bandwidth management tools. We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our expertise in integrating and customizing connectivity solutions for hospitality, our nationwide field service network, and a 24-hour call center to support calls from hotel customers. As of December 31, 2008, we served approximately 229,000 rooms with broadband Internet services.
Contracts for broadband Internet access services to hotels generally have terms of three to four years. Pursuant to these agreements, the hotel pays us a fixed fee per room per month for providing 24-hour help desk services to their guests having questions about accessing the Internet. In some cases, we also enter into technical service agreements, for which the hotel pays an incremental fixed fee per room per month. We also provide technical service under an hourly service charge arrangement. We categorize the recurring monthly revenue as Hotel Services revenue and the revenue from equipment sales as revenue from System Sales and Related Services.
Professional Solutions. In 2008, we created a new Professional Solutions Group, which provides services to hotels such as system planning, technical installations, project management and support services, primarily focused on high-definition television and low voltage wiring installations, as well as managed Internet connectivity services for conferences and meetings in hotels. Generally, the Professional Solutions Group quotes and sells its services on a project-by-project basis, and the revenue generated by the Group is categorized as System Sales and Related Services.

System Sales and Other Services. In addition to the sale of Internet connectivity systems and satellite television reception equipment to our hotel customers, we also generate revenue from the sale of interactive television systems to our international licensees, Allin Interactive, which installs this equipment on cruise ships, and to IdleAire Corporation, which provides service to the trucking industry at travel centers. We also offer hotel properties that do not meet our economic and/or demographic profile, or wish to accelerate the installation of their system, the opportunity to purchase our interactive television system. We then program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases. We categorize the revenue generated from these sales as System Sales and Related Services.
Hospitality Operations and Structure
Sales and Marketing. For the hospitality market, we focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our interactive services to hotel guests. Our sales and marketing organization includes national account representatives, who develop relationships with national hotel franchise organizations and management groups, and regional sales representatives, who maintain relationships primarily with regional hotel management and ownership organizations. We market our services and products to hotels by advertising in industry trade publications, attending industry trade shows and direct marketing. Sales activities are coordinated from our headquarters. Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.
We market our services to hotel guests through a variety of means, including an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. Our system also generates a “Welcome Channel,” which appears on-screen when the television is turned on and describes the programming and interactive services available through our system. Our systems also generally have a promotion channel located within the cable television lineup which presents movie-trailers and other information about the services available on the system.
Installation Operations. Once a contract has been signed with a hotel, our installation personnel prepare engineering surveys for each site, install our systems, train the site staff to operate the systems and perform quality control tests. Due to our geographically diversified customer base, we have determined it is usually more cost effective to utilize subcontracted installation teams, which are managed and coordinated by our in-house installation employees. We work closely with our company-trained subcontractors and have a separate quality control department to regularly monitor quality standards.
Service Operations. We believe high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from 26 locations throughout the United States, Canada, and Mexico, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative. Service personnel are responsible for all preventive and corrective systems maintenance. Our service organization is also utilized to support our broadband Internet systems.
We maintain a toll-free customer support hot line, which is staffed 24 hours a day, 365 days a year. The on-line diagnostic capability of our systems enables us to identify and resolve most of reported system service issues from our service control center without visiting the hotel. When a service visit is required, the modular design of our systems permits service personnel to replace only those components which are defective at the site.

Component Suppliers. We contract directly with various electronics firms for the manufacturing and assembly of certain system hardware, the design of which is controlled by us. We have found these suppliers to be dependable and generally able to meet delivery schedules on time. We believe, in the event of a termination of any of our sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within our products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If we were to experience a shortage of any given electronic part, we believe alternative parts could be obtained or system design changes implemented. In such event, we could experience a temporary reduction in the rate of new installations or tape-to-digital conversions and/or an increase in the cost of such installations. All other components of our systems are standard commercial products, such as computers, hard drives, routers, modulators and amplifiers, which are available from multiple sources. We believe our anticipated growth can be accommodated through existing suppliers.
Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release, but prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we distribute satellite delivered cable television programming, including HD format programming, through an agreement with DIRECTV, which expires in January 2010. We also have agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content through an agreement with a recently acquired subsidiary, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo ® video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtained the rights to exhibit sporting event content from the NFL, NHL, NBA, MLB, ESPN and College Sports TV (CSTV), for which we pay a predetermined percentage of gross revenue.
Technology, Product Development, and Patents. We design and develop our own interactive television systems. Because such systems utilize an open architecture design incorporating industry standard interfaces, historically we have generally been able to upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. Our interactive television system incorporates our scalable broadband system architecture with commercially manufactured, off-the-shelf electronic and computer components and hardware.
Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in real time to input commands from guests through the television in each guest room. This capability, combined with our menus and guest interface screens, enables us to provide guests with sophisticated interactive television services which include: on-demand movies with pause, skip, forward, back and save functionality, network-based video games, music services, on-demand television programming and a variety of other interactive services. Our system also interfaces with the hotel systems, allowing guests to review room charges, check out, take guest surveys and view interactive information about the hotel and its services.

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
In addition, we are continuing to develop and integrate technologies which enable us to deliver high-definition television and other digital content to our hotels and their guests. These developments extend our digital platform with new technology including specially-equipped digital televisions and set-top or set-back boxes which are able to decrypt and decode this digital content in the guestroom. These HD systems are contrasted with our traditional systems, which deliver an analog signal to the room from either a digital storage device or analog tape-based storage. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights.
Our content management systems allow us to refresh interactive menus, promote different products and different titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest.
At those properties where we have sold broadband Internet systems, we offer a selection of technology systems which consist of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. To support these systems, we have our own proprietary Visitor Based Network (VBN) software, which manages connections between the guest and the Internet, and also offer solutions which use licensed VBN software. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.
Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 26 United States and foreign patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems. We also license industry-related technology from third parties.
HEALTHCARE
In the healthcare industry, we sell a variety of solutions to acute care and specialty hospitals, including the LodgeNetRX Interactive Patient Television System, patient education solutions, clinical systems integration applications, cable television hardware and programming and professional technical and installation services. We generate revenue from the sale of the system hardware, software license and installation services. Additionally, we earn recurring revenues from the sale of on-demand and television entertainment content, patient education content, software maintenance and technical support services. The healthcare interactive television system is based on our Hospitality system architecture, but has been customized for use in a healthcare environment. For example, in addition to entertainment offerings, these systems can be used for patient education, to facilitate communications with hospital staff, for staff training and for interface with hospital nutritional systems.
In the healthcare market, the healthcare facilities purchase the hardware system and implementation services from us, and pay us an annual software license fee. We also charge annual fees for services, support, content acquisition and encoding. Contract terms are typically for five years and many sites implement services in phases, which provide future growth opportunities for us. Systems are sold through both direct sales and sales agents who have relationships established with healthcare facilities.
As of December 31, 2008, we had 28 facilities installed with our interactive television system and 12 additional facilities under contract.

Healthcare Market and Customers
The healthcare market in the United States consists of approximately 900,000 hospital beds across 5,900 facilities. Most hospitals currently do not have any form of interactive television services. Customers who have purchased interactive television systems from us represent some of the top hospitals and health systems in the United States, as well as highly- regarded teaching hospitals, and include facilities such as Brigham and Women’s Hospital in Boston, Massachusetts, The University of Texas MD Anderson Cancer Center in Houston, Texas, Children’s Pittsburgh, part of UPMC Health System, Baylor Plano/Baylor Heart in Texas, Kaiser Oakland/Sunnyside in California and The University of Chicago Northshore Hospital, among others.
Interactive television systems are most commonly purchased at the time of new hospital construction, in conjunction with a renovation project or at the time the facility migrates to flat-panel televisions. We believe hospitals are seeking to leverage their facility investments to provide greater patient satisfaction and enhanced patient educations.
Healthcare Market Services and Products
LodgeNet Healthcare offers care facilities a variety of solutions, including the following:
➢	LodgeNetRX Interactive Patient Television system, including specialized applications and services;

➢	professional services — including cable plant design, modification, and installation as well as television installation services;

➢	DIRECTV satellite equipment sales and programming;

➢	high-speed Internet access; and

➢	service agreements covering cable plant, DIRECTV, television and interactive system support.
A significant focus for hospitals and healthcare systems is the availability of on-demand patient education, due to government requirements for enhancing patient comprehension of their education. Since the majority of hospitals are using printed content to educate patients, we believe there is an opportunity for considerable improvement in this area by using an interactive system which delivers on-demand video content. To address this concern, LodgeNet created an integrated education solution with Patient EDU in 2006. With this solution, video content can be prescribed for a patient based on their diagnosis. Patient EDU also provides educational video content presented in short clips and with interactive questions in order to measure comprehension. Lastly, the results of the viewing and patient answers to the comprehension questions can be sent to the care facility’s electronic medical record system.
Additional applications delivered by our interactive television system include:
➢	a custom welcome channel;

➢	safety videos;

➢	a hospital information channel;

➢	a relaxation channel;

➢	music channels;

➢	interactive games;

➢	interactive information about the hospital and its services;

➢	patient request application — allows patients to submit common requests through the television, which are sent directly to the appropriate party, freeing the nursing staff to better focus on patient care;

➢	patient feedback surveys — designed to capture and build in service recovery so patient issues can be identified and addressed by the care staff while the patient is still in the hospital;

➢	other revenue-generating services promotion — such as outpatient pharmacy, home medical equipment, health clubs, and other outreach/continuum of care services; and

➢	meal ordering application — provides information on the diet types, and allows patients to order meals which are offered based on diagnosis and allergies.

Sales and Marketing. For the healthcare market, we focus our sales and marketing activities on the acquisition of new care facility contracts and on building market awareness of our LodgeNetRX solution. Our sales organization consists of internal direct sales and third-party healthcare sales/lead referral agents with care facility relationships. We market our solution and service through industry trade publications, a healthcare web site (www.lodgenetrx.com), healthcare trade shows, and healthcare summits targeting facilities’ vice presidents and chief nursing officers (CNOs).
Installation and Service Operations. We utilize both internal installation personnel and subcontractors to install contracted equipment and services to individual healthcare facilities. To manage the cost and quality of our installations, we assemble the systems at our corporate headquarters and utilize the same group of subcontractors who install our hospitality interactive systems. We also utilize the hospitality field service operations and customer support services to provide high quality and consistent system support and maintenance for the systems deployed in healthcare facilities.
Programming. We sell programming to healthcare facilities using various third-party distributors. We obtain the rights to show major motion pictures, which are typically offered to patients at no charge, as well as patient education content, pursuant to non-exclusive programming agreements. These agreements are typically three to five years in length, with programming royalties based on the number of beds at each healthcare facility receiving services. In addition, we also utilize our existing relationships with DIRECTV for television programming and Nintendo for video game services.
Technology and Product Development. We generally leverage the technology and product development utilized in the hospitality market to provide solutions and services to healthcare facilities with limited modifications and customizations.
ADVERTISING AND MEDIA SERVICES
The Hotel Networks (“THN”) business, which was part of the On Command acquisition in April 2007, provides a platform to create and generate new streams of revenue for our Company through paid advertising or sponsorships. THN’s primary business is presenting advertisers with the opportunity to target attractive demographic groups, such as business professionals, affluent consumers, and travelers. These “mobile professionals” represent a coveted demographic to many marketers, and THN provides a set of programs to reach this audience. In 2008, THN had over 200 different advertisers from industries such as insurance, pharmaceutical, automotive, travel, financial services, technology, consumer goods, and telecommunications. Through THN, advertisers typically receive national exposure for their products or services, although some programs offer the ability to micro-target by hotel class or market.
THN provides traditional television advertising, place-based digital advertising and promotional marketing solutions focused on business-class and upscale hotels. We believe by approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. This is accomplished through three primary program offerings:
1)	Traditional Television Advertising. The THN “Superblock” consists of a package of 10 well-known cable networks broadcast through THN’s private satellite network in 365,000 rooms in upscale hotels. Based on the agreement THN has with these 10 networks, THN has 100% of the national and local commercials available across these networks, which is then sold to advertisers in a block format. According to a recent Nielsen Media Research report, THN’s average viewership share of ad-supported cable television channels in its room base was approximately 30%.

2)	Video-On-Demand/Interactive Advertising. THN offers two approaches to interactive advertising. “Freeviews” is an on-demand advertising program which enables guests to choose from a variety of advertiser-sponsored content within the interactive television menu, which they can view free of charge. “Interactive Channels” is a program which allows marketers to promote their products or brands on an interactive, linear channel located within the standard free television lineup, from which guests can then “telescope” into content stored on the interactive television server. Freeviews and Interactive Channel content categories include target areas such as golf, travel, technology, health, fitness, and music. These programs are also Nielsen rated so we can represent to advertisers their ad impressions are being delivered. As of December 31, 2008, this program was available in approximately 1,158,000 hotel rooms.

3)	Promotional Advertising & Marketing. We also recently created a program through which advertisers have the ability to execute promotions in the hotel environment — from in-room to front-lobby, bar area, fitness or business center. This includes promotions such as product sampling, branded key cards and premiums, and event marketing. These programs are highly customizable, allowing advertisers to specifically target desirable demographics.
Sales and Marketing. We focus our sales and marketing activities on selling advertising time and sponsorship opportunities to consumer brands and their representative advertising agencies. Our sales organization calls on clients and the full array of agencies, from promotional, out-of-home (OOH) and interactive agencies to broadcast planners and buyers. Additionally, we market our company and services through trade publications, various web sites, and industry conferences.
Installation and Service Operations. We utilize both internal installation personnel and subcontractors to install contracted equipment and services to hotels. We also utilize the Hospitality field service operations and customer support services to provide high quality and consistent system support and maintenance for the systems deployed in the hotels. The satellite uplink and distribution of our networks is provided via contract with third party providers, with ad insertion and trafficking provided by an in-house team based in New York City.
Programming. Additionally, we market customized content and programming to hotels in both a linear channel and on-demand format. This includes packages of traditional cable programming, as well as proprietary content we source or produce ourselves. In some cases, we are able collect distribution fees from content partners due to the marketing exposure generated through our hotel networks.
Technology and Product Development. We leverage the technology and product development of the other LodgeNet divisions, as well as develop innovative, advertising-specific applications. THN also has dedicated resources for promotional development, interactive programming and new media.
Competition
Hospitality
Based on the number of hotels and rooms served, we are the world’s largest provider of interactive media and connectivity solutions to hotels, serving approximately 10,100 hotel properties and over 1.9 million hotel rooms. Competitors for media and connectivity services include, but are not limited to:
➢	other interactive television service providers such as Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, Guest-Tek and international providers, such as Acentic, MagiNet and Quadriga;

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV, Time Warner, BulkTV and World Cinema;

➢	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	other broadband Internet service providers, such as iBAHN, Wayport, Guest-Tek, Comcast, Time Warner, Verizon, AT&T and T-Mobile; and

➢	companies which offer in-room computers with Internet access or other types of Internet access systems.
Other indirect competition for guest attention and revenue include television programming, portable media devices such as MP3 players, iPods ®, and DVD players, other devices such as laptop computers and cell phones, websites which offer on-demand videos and movies, and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events and movie theaters. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.

A number of potential competitors, including those identified above, could use their existing infrastructure to provide in-room entertainment services to the lodging industry. Some of these potential competitors are already providing guest entertainment, television programming or Internet-related services to the lodging industry. Some of these companies have substantially greater financial and other resources than we do, and it is possible such competitors may develop a technology which is more cost effective than ours. To respond to competition, we will need to continue to enhance our interactive systems, expand our operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.
Competition with respect to hotel contracts centers on a variety of factors, depending upon the features important to a particular hotel. Among the more important factors are:
➢	the features and benefits of the service offering, and Internet or interactive system;

➢	the quality of the vendor’s technical support and maintenance services;

➢	the financial terms and conditions of the proposed contract, including commissions to the hotel or capital cost of the system; and

➢	the ability to complete system installation in a timely and efficient manner.
In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe our competitive advantages include:
➢	the size of our existing customer base;

➢	our history of innovation;

➢	our diverse client base;

➢	our technically-innovative digital platform;

➢	our high definition platform;

➢	our flexible interactive television system;

➢	our content management system; and

➢	our field service group, which is the largest technical services group focused on the hospitality industry.
We believe our past success in securing contracts reflects the strong competitive position of our products and services. While we believe our system architecture is comparable or superior to the systems currently being used by our competitors in the hospitality industry, our competitors may develop cost effective systems comparable or superior to ours. Also, we may not be able to continue our current level of success in obtaining new contracts from hotels currently served by other providers or previously un-served, and we may not be able to retain contracts with hotels we serve when our contracts expire.
In the basic and premium television programming market, the local franchised cable operator in a hotel’s market may have a substantial market presence. Such operators generally offer the hotel owner only standard packages of programming, typically developed for the residential market rather than the lodging market, and at a fixed price per room based on all the channels provided. We compete with the franchised cable operator for basic and premium programming contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.
Competitive pressures in the interactive television, basic and premium television programming and broadband Internet access segments could result in reduced market share for us, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect our financial condition and operating results.
Healthcare
Main competitors in the healthcare market include, but are not limited to:
➢	other interactive patient care providers such as GetWell Network, Skylight, and Allen Technologies;

➢	companies which primarily sell or lease television sets and also offer some interactive services, which include TVRC and TeleHealth; and

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV and Time Warner.

We believe our competitive advantages include:
➢	our significant experience from thirty years of service in the lodging sector;

➢	the technical reliability of our solution, especially as compared to competitors utilizing IP technologies;

➢	our nationwide service and support organization;

➢	our ability to leverage features from our lodging systems to efficiently customize and deploy new solutions to healthcare facilities;

➢	our ability to provide our services over existing cable infrastructure; and

➢	our access to HD content with Pro:IdiomTM encryption technology.
Advertising and Media Services
The Hotel Networks occupies a unique niche in the advertising industry, providing commercial branding and promotional programs targeted towards hotel guests based on our hotel relationships and distribution network. This consumer group, which contains many affluent and business travelers, represent an important, and at times, elusive, target for many companies and brands. Advertisers do have other options when considering how to best reach and engage with these potential consumers. Although there are but a few known “in-hotel” competitors which offer programs such as sampling and public space digital advertising, there are many others which target travelers and the business community in other ways. This includes:
➢	Airport Advertising: Place-based OOH media found in airports, represented by companies such as Viacom, CBS Outdoor, and JC Decaux;

➢	Airline Advertising: Television programming supported with commercials during flight, tray-top ads and ad-supported in-flight magazines, airline sampling programs, represented by companies such as IdeaCast and Brand Connections; and

➢	Office Advertising: Place-based digital media in office buildings, office elevators, etc., represented by companies such as Wall Street Journal, Captivate Media and others.
More generally, we compete against the full array of media and marketing services companies. This includes television broadcasters and cable companies such as FOX, CBS, NBC, ABC, CNN, and ESPN. It also includes magazine and web publishers, especially those focused on travelers, affluent and business markets. These broader media companies offer superior reach but are generally not as targeted as The Hotel Networks advertising programs.
We believe our competitive advantages include:
➢	significant experience in the hotel space with well established hotel relationships;

➢	ability to leverage the LodgeNet field support and technical infrastructure;

➢	broad array of advertising options including hotel television media, VOD media, and in-room promotion;

➢	only hotel television media which is Nielsen monitored, rated and guaranteed for advertisers;

➢	ideal environmental factors for ad receptivity — no DVRs, few distractions, comfortable setting;

➢	consumer engagement which is both long and of a high quality;

➢	ability to integrate our marketing programs — combining media with promotion;

➢	sophisticated technology allowing “telescoping,” where consumers can click from a linear commercial to an interactive ad menu; and

➢	large size of our existing customer base.

Business Strategy
During 2009, our business goals are:
(1)	pro-actively managing our Company through the economic downturn by right-sizing our operations to our revenues and allocating the majority of our cash from operations to reduce our debt levels, with the goal of maintaining compliance with the covenants of our Credit Facility, and

(2)	driving the growth of our diversified revenue initiatives by increasing the revenue we generate from the sale of television programming, systems and services to hotels and healthcare facilities, and by the sale of traveler-targeted advertising and marketing campaigns to consumer product and service companies.
Within the Hospitality market, we believe opportunity exists to expand our revenue by selling more interactive television, high-definition satellite programming and broadband Internet systems, equipment and professional services to our hotel customers. We offer a wide variety of commercial systems and equipment hotels need as they upgrade their television systems to the new high-definition technology and internal broadband Internet networks to contemporary standards. We also offer hotel properties which do not meet our economic and/or demographic profile the opportunity to purchase our interactive television system. We program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases. We also sell hotels a variety of connectivity, satellite television receiving and video equipment. In addition, we recently created a Professional Solutions Group, which offers consultation, technical installation, project management and support services, primarily focused on high-definition television and low voltage wiring installations, as well as managed Internet connectivity services for conferences and meetings in hotels. During 2009, we also plan to implement several initiatives which will reduce our operating cost structure and capital investment programs.
Within the Healthcare market, we offer our professional services and interactive television systems to healthcare facilities in the United States, primarily for patient education and entertainment. In this market, we sell our services and interactive system and license our software, and earn recurring revenues from the provision of hardware and software service and maintenance activities and the sale of entertainment content. We believe opportunity exists to continue to expand our business within this underserved market by securing contracts from new customers and expanding the scope of our services with our existing customers.
Despite the current economic climate, we believe there are long-term growth opportunities available to us to expand the revenue we generate from advertising and media services. We deliver advertising-supported media into select hotel segments from which we earn revenue from the sale of television commercials or other marketing based programs. We believe the demographic and professional profile of the traveler within our room base tends to have characteristics attractive to consumer marketing organizations. Additionally, we also plan to implement several measures during 2009 to rationalize the cost structure of this part of our business.
Regulation
Cable Television Regulation. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, (collectively, the “Communications Act”) governs the regulation of cable systems. The law defines a “cable system” as a facility, consisting of a set of closed transmission paths and associated signal generation, reception, and control equipment which is designed to provide cable service, including video programming and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility which serves subscribers without using any public rights-of-way. We construct and operate separate headend systems at each hotel and those systems do not use public rights-of-way. Consequently, we are not required to comply with many of the Federal Communication Commission’s (“FCC”) rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.

The FCC rules define a multi-channel video programming distributor as “a person such as, but not limited to, a cable operator, a multi-channel multipoint distribution service, a direct broadcast satellite service, or a television receive-only satellite program distributor, who make available for purchase, multiple channels of video programming.” We may be considered to be a multi-channel multipoint distribution service. As such, we may be subject to various provisions of the Communications Act. The Communications Act includes laws and regulations which would benefit our operations, such as provisions which ensure our access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions which subject us to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signal over our systems.
Healthcare Regulation. The Health Insurance Portability and Accountability Act (“HIPAA”) addresses the security and privacy of health data. The privacy and security rules promulgated under HIPAA apply only to “covered entities” — health plans, healthcare clearinghouses and healthcare providers. If LodgeNet enters into a contract with a healthcare facility which makes it a business associate, or a company which performs functions or activities involving the use or disclosure of protected health information on behalf of a covered entity, LodgeNet must comply with the terms and conditions of such contract, which will require LodgeNet to appropriately safeguard the confidentiality, integrity and availability of the protected health information it receives or transmits on behalf of the covered entity.
Broadband Internet Access. The FCC has classified high-speed Internet access as an interstate information service as defined by the Communications Act. To date, the FCC has not imposed any regulations on information service providers, although it may do so in the future.
The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to our business. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change in varying degrees the manner in which private cable operators, other video programming distributors, and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact upon our operations at this time.
Employees
As of December 31, 2008, we had 1,202 employees in the United States, Canada and Mexico. We have not experienced any significant labor problems and believe our relationships with our employees are good.
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

Item 1A – Risk Factors
We experienced substantial net losses in 2008 and expect such losses to continue for the foreseeable future. If we are not profitable in the long-term or do not generate sustained levels of net free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations, business and the value of our common stock. We generated a net loss of $48.4 million for the fiscal year ended December 31, 2008, as a result of (a) acquisition related costs of restructuring, integration and acquired intangibles, (b) higher interest expense, and (c) general economic conditions. We expect to generate a net loss for fiscal year 2009 because of the general economic conditions and amortization expenses related to the acquisitions completed in 2007.
We have substantial debt and significant interest payment requirements related to our acquisitions. As of December 31, 2008, we had $588.5 million of debt. Subject to restrictions in our Credit Facility and instruments governing our current and future debt securities, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our level of debt could have significant consequences on our business, including the following:
➢	we may have difficulty utilizing our credit revolver to fund working capital, capital expenditures, acquisitions or other purposes;

➢	we will need to use a large portion of our cash flow to repay higher levels of debt than required under our Credit Facility or pay interest on borrowings, which will reduce the amount of cash flow available to fund operations, capital expenditures and other activities;

➢	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

➢	we are more vulnerable to economic downturns and adverse development in our business; and

➢	we may not have the flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services.
Covenant restrictions under our current Credit Facility may limit our ability to operate our business. Our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility including financial covenants restrict, among other things, our ability and the ability of our subsidiaries to:
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

Events beyond our control, including changes in general economic and business conditions, as well as our financial performance, may adversely affect our business. In addition, the Credit Facility contains certain financial ratio and financial condition covenants. Such changes in general economic and business conditions, or our financial performance, may affect our ability to meet those financial ratios and financial conditions tests and to otherwise remain in compliance with the requirements of our Credit Facility and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, or require us to amend the credit agreement resulting in significantly higher annual interest expense and such a default may cause a default under some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to compete effectively or take advantage of new business opportunities.
In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations and manage our level of capital investment. To some extent, this is subject to general economic climate and business conditions beyond our control. The actions within our control include our prudent management of capital investment, operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our cost structure and aggressively reducing the level of debt. As part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $2.9 million of outstanding debt at 50% of par value in the fourth quarter of 2008. During January of 2009, we acquired an additional $15.2 million of outstanding debt at an average of 61% of par value. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million. We are committed to reducing our debt and are taking actions to remain in compliance with debt covenants. Though we expect to meet all debt covenants during 2009, our ability to comply with these covenants depends on achieving our planned operating results, including further debt reductions. Given the economic uncertainties impacting travel and lodging, constraints in the credit markets, consumer conservatism and other market dynamics, we cannot be assured of meeting our planned results and the required covenants. If we are not able to remain in compliance with the debt covenants, it may have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility or seek a waiver of the covenants. If a waiver or other relief is not granted, an amendment to the Credit Facility may significantly increase our interest costs, add upfront fees and other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a material adverse impact on the Company.
Diversification activities may not be successful and may divert management attention from our core business. We have sought to diversify our business and decrease reliance on revenue from the hospitality industry. These activities have included sales of systems to healthcare facilities and the sale of advertising within the Hospitality market and may include additional markets in the future which we consider to be complementary to our other businesses. In addition, we are also working to create new diversified revenue streams within the hospitality market. However, the diversification into areas in which we do not have the same experience as our traditional business involves a variety of risks, such as diversion of limited resources and personnel from our traditional business as well as management’s time and attention. In addition, we may not be able to market these new businesses successfully, for any number of reasons. Accordingly, we may not be successful in growing these new revenue streams.

Our revenue is affected by seasonality and dependent on other factors beyond our control, including current negative economic climate. Generally, our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms buying movies or other services at the property, and the price of the services. Occupancy rates vary based on the property’s location, its competitive position within the marketplace, seasonal factors, economic conditions, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises, and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms buying movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies and other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms buying movies and other services at the property also varies over time with general economic conditions. Over the past year, and due to the negative economic conditions, our revenue has been negatively impacted by substantially lower hotel occupancy rates and by materially lower purchases by consumers. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.
We may not have adequate capital resources to support our business, which could have a harmful effect on our business and prospects. We may have insufficient capital resources to support our business if our cash from operations decreases or our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms. This would have the following adverse impacts on our business and prospects, among others:
➢	we may modify our business plan and adjust or delay capital spending necessary to expand or maintain our customer base or to continue to deploy our digital systems and other technological advances throughout our installed room base;

➢	we may lose a substantial number of customers if we delay or limit our capital investments;

➢	we may have insufficient capital to make payments on our outstanding indebtedness as they become due;

➢	we may have to delay or limit our product development activities; and

➢	we may be required to seek additional capital through additional equity or debt financings, asset sales, collaborative arrangements or other sources, which may not be available to us on a timely basis, if at all, or may not be available on acceptable terms.
Opportunities to expand our installed customer room base may be limited, so we may be unable to grow our revenue. While new hotel construction and hotel expansions offer an opportunity to expand our customer base, increases in un-served rooms due to the addition of new hotel rooms in any given year are generally not substantial and are impacted by general economic conditions. Additionally, we may be limited by certain financial constraints or choose not to make capital or other expenditures, which would adversely affect growth if our cash management strategy calls for us to conserve available resources. Even if we are willing to make such expenditures, we may not be successful in our efforts to further expand our installed customer room base. These circumstances may limit our ability to expand our installed room base, which in turn could limit our ability to grow revenue.

We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on the hotel in-room entertainment business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers who have substantially greater resources than we have, our operating margins and market share could be reduced, and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing videocassettes and DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business. A continuing trend toward business combinations and alliances in both the domestic and foreign entertainment service industries may create significant new competitors for us. Many of these combined entities could have resources greater than ours. These combined entities may provide bundled packages of programming, delivery and other services which compete directly with the products we offer. Our competitors may also offer services sooner and at more competitive rates than we do. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases. Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to achieve net free cash flow, which would harm our business.
Our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic, or other events, such as generally weak economic conditions, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, has been in the past, and currently is, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology such as new video formats, downloading or alternative methods of product delivery and distribution channels such as the Internet or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. While we mitigate risks by continually designing, engineering, and developing products and systems which can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance we will continue to be successful in these efforts. The deployment of high-definition television (HDTV) and the introduction of new technologies such as Internet Protocol television (IPTV) into the hospitality market could accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk our business and prospects will be harmed by these changes or we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes. If other technologies become affordable and viable alternative methods of content delivery which are widely supported by studios and adopted by consumers emerge, our business could be adversely affected.

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
Given the uncertainties inherent with product development and introduction, we cannot assure any given product development efforts will be successful on a timely basis, within budget, or at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects.
We may have to incur significant capital expenditures in order to adapt to technological change. The television-based interactive service industry has been, and is likely to continue to be, subject to:
➢	rapid and significant technological change, including continuing developments in technology which do not presently have widely accepted standards; and

➢	frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content.
New technologies may emerge which may be superior to, or may not be compatible with, some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we may have to incur capital expenditures for high-definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services which meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
Our business could be harmed if we are unable to protect our proprietary technology. We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe, copy, or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued within the scope of claims sought, if at all, or whether any patent issued will be challenged or invalidated. In addition, we have applied, or plan to apply for, corresponding patents and patent applications in several foreign countries for some of our existing patents and patent applications. There is a risk these patent applications will not provide significant protection for our products and technology. Our competitors may independently develop similar technology our patents do not cover. In addition, because patent applications in the United States can provide patent protection from the date of filing but are not publicly disclosed until approximately 18 months after the patent application has been filed, other patent applications may have been filed in those previous 18 months which relate to our technology and of which we are unaware. Moreover, there is a risk foreign intellectual property laws will not protect our intellectual rights to the same extent as United States intellectual property laws. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology, which could harm our business.

If our products or services employ technology which infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past, and may be in the future, that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations no license will be available or a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.
We are dependent on others for our programming content and increases in our costs or license fees to obtain such programming could reduce our cash flow and profitability. Our guest room programming content is provided primarily by movie studios, major television networks and other providers, aggregators and distributors of entertainment content. We currently pay each of these parties a fee for the right to distribute their programming in our installed guest rooms. In the future, we may be exposed to volatile or increased programming costs which may adversely affect our operating results. Our entertainment content providers may demand higher royalty rates or higher minimum payments than we are currently paying or may defer making their content available to us. We do not have a formal agreement with some of our content providers and, therefore, content from these providers may not be available in the future on terms which are acceptable to us, or at all. Increased licensing fees would also negatively impact our operating results.
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
The lack of quality programming or a change in available content could reduce our profitability and cash flows. Our profitability and cash flow is dependent on our ability to provide quality and popular programming to our hotel guests. We currently provide hotel guests major movies we obtain from movie studios. The quality and popularity of major movies available at any given time and from year to year can vary widely. Generally, the more popular titles at the box office will also be more popular with hotel guests. We also provide hotel guests independent films, most of which are non-rated and intended for mature audiences, music services and Nintendo video games. Our ability to be profitable and generate positive cash flow depends upon our ability to provide content for which hotel guests are willing to pay. However, we cannot predict the future popularity or quality of the movies, music, games or other content we provide or may provide in the future. If, for any reason, such content became less popular than it is currently, or is not made available to us for distribution on a timely basis, our business could be adversely impacted. In addition, if any significant portion of the content we provide to hotel guests were to become unavailable, for reasons which could include licensing difficulties, governmental regulation or issues of public standards, our business could be adversely impacted. In addition, any negative publicity, lawsuit, or boycotts by opponents of the mature-themed programming content could have a negative impact on the willingness of the lodging industry to offer such content to guests, which in turn, could have a detrimental effect on our revenues and ability to achieve stated business goals.

Federal, state, local and foreign legislation and regulation may negatively impact our business and growth. We may be classified as a multi-channel video programming distributor, and thus may be subject to various provisions of the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, and the regulations promulgated under those acts. In addition, the Internet-based services offered by us may be affected by various laws and governmental regulations. While there are currently few laws or regulations directly applicable to access to or commerce on commercial online services, new laws and regulations are under debate by federal and local lawmakers and may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which may cause a decline for our Internet-based services and products or have other adverse effects on our business. In addition, any legislative or regulatory changes restricting content which may be delivered over our systems, particularly mature content, could significantly reduce our revenue and operating income. Federal, state, local and foreign laws and regulations are, or may be, the subject of a variety of judicial, administrative and legislative hearings and proceedings which could change, in varying degrees, the regulatory classification applicable to us and the manner in which we are regulated. We cannot predict the outcome of these proceedings or the impact on our operations at this time.
If our hotel customers become dissatisfied with our service, they may elect not to renew or to terminate service agreements with us and, in that event, our ability to maintain or grow our revenue would be adversely affected. In the event our customers become dissatisfied with the scope or capability of our products or services, or the level of funding we are willing or able to allocate to hotel-based investments, they may elect not to renew our service agreements upon expiration or, in certain instances, terminate their existing agreements with us for failure to perform under the terms of their existing contracts. The loss of a hotel chain customer, any group of customers, or the loss of a significant number of hotels could have a detrimental effect on our operations and financial condition. However, we believe our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We rely on our diverse hotel base and geographic diversity to mitigate these exposures, as well as the fact our services are provided under long-term contracts. Nevertheless, our success depends on maintaining good relationships with the clients and property owners we serve.
Our data systems could fail or their security could be compromised. Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.
The price of our common stock declined substantially and the price may be subject to volatility. As of December 31, 2008, a substantial portion of our common stock was held by a limited number of institutional investors, and the amount of capital stock held by non-institutional holders is believed to be limited. This concentration of ownership may limit the amount of stock available for sale or purchase at any particular time, and may result in significant increases or decreases in the price of our common stock due to factors which may not reflect the market as a whole or our economic condition or results of operations. The market value of the Company’s common stock has recently traded below $1.00, a violation of the listing requirements of the NASDAQ Stock Market. While these listing requirements have been temporarily suspended due to the extraordinary market conditions, if such requirements are reinstated and the Company’s market value remains at less than $1.00, NASDAQ could notify the Company of such noncompliance, effectively giving the Company a 180-day period in which to demonstrate compliance. If the deficiency is not corrected, NASDAQ could provide a delisting notification to the Company. A delisting of the Company’s stock could have a detrimental affect on the price of its common stock, could adversely affect the liquidity of the shares held by its shareholders, and could restrict the Company’s ability to raise additional capital in the future.
Item 1B – Unresolved Staff Comments
None.

Item 2 – Properties
Our headquarters, including our distribution center and principal executive offices, are located in Sioux Falls, South Dakota. Our owned facility occupies approximately 270,000 square feet including approximately 120,000 square feet for executive, administrative and support functions, approximately 60,000 square feet for assembly and distribution functions, and approximately 40,000 square feet for warehouse space. In 2008, we added an additional 20,000 square feet of space to our existing corporate facility. We believe our facility will be sufficient to accommodate foreseeable local operational space requirements.
We lease 39 facilities, in various locations, from unaffiliated third parties. These facilities are combination warehouse/office facilities for installation and service operations and are located throughout the United States, Canada and Mexico. No individual facility occupies greater than 120,000 square feet.
Item 3 – Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks.” On February 3, 2009, the Company entered into a settlement agreement with the plaintiff to license the patent in question, as well as related patents, for a license fee equal to $450,000, which, once paid, will be amortized over the 15 year life of the patents. In light of the license agreement, the Court has stayed the proceedings until the payment of the license fee is made in June of 2009, at which time the case will be dismissed with prejudice.
On July 11, 2008, LinkSmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004, entitled “User Specific Automatic Data Redirection System.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. It is anticipated all pending cases will be consolidated. The Company believes it does not infringe the patent in question, has filed responsive pleadings, and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit.
Item 4 – Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ Global Select Market (“NASDAQ Exchange”) under the symbol “LNET.” Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering. As of March 6, 2009, there were outstanding 22,664,164 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of our common stock as reported by NASDAQ:

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2008	17.64	5.92	March 31, 2007	30.72	24.14
June 30, 2008	7.46	4.81	June 30, 2007	38.11	30.30
September 30, 2008	4.92	1.98	September 30, 2007	35.24	22.69
December 31, 2008	2.45	0.48	December 31, 2007	28.50	16.83
On March 6, 2009, the closing price of our common stock, as reported by NASDAQ Exchange, was $0.61. Stockholders are urged to obtain current market quotations for our common stock. As of March 6, 2009, we have 120 stockholders of record with approximately 98.7% of the shares held in “street name.” We estimate that as of March 6, 2009, we had more than 2,945 beneficial owners of our common stock.
Issuer Purchases of Equity Securities
During the fourth quarter of 2008, we did not repurchase any shares of our common stock. In December 2007, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock, the amount currently permitted under our Credit Facility. As of December 31, 2008, we had repurchased 530,000 shares at a cost of $5.7 million and $9.3 million remained available under the program for share repurchases.
Dividends
No dividends have been paid to date on our common stock. The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.
Stockholder Rights Plan
In February 2008, we adopted a stockholder rights plan (the “2008 Rights Plan”), which was approved by the stockholders at the Annual Meeting on May 14, 2008. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event an offer for LodgeNet is received which is either inadequate or not in the best interest of all stockholders.
The following is a summary of the material terms of the 2008 Rights Plan. The statements below are only a summary, and we refer you to the full text of the 2008 Rights Plan, which was filed as an exhibit to Form 8-A filed with the SEC on March 3, 2008. Each statement in this summary is qualified in its entirety by this reference.
General
Under the terms of the 2008 Rights Plan, each share of common stock outstanding has one Right attached to it, so the purchase of a share of common stock is also a purchase of the attached Right. Certificates representing the Company’s common stock also represent the attached Rights. The Rights are not currently exercisable or separately tradable.

After the “Distribution Date,” which is described below, each Right will become separately tradable and initially will entitle the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock (the “Preferred Shares”) at a price of $60.00 (the “Purchase Price”), subject to adjustment. Each one one-thousandth of a Preferred Share has rights roughly equivalent to one share of common stock. If certain circumstances occur as discussed below, the Rights would instead entitle their holders to purchase common stock of the Company or an acquirer. Assuming the Plan is approved by the stockholders every three years, the Rights will expire at the close of business on February 28, 2017 (the “Final Expiration Date”).
Events Causing Exercisability and Separate Transferability
A “Distribution Date” will occur and the Rights will become exercisable and separately tradable upon the earlier of:
(1)	the first public announcement a person or group (other than the Company, any subsidiary, or a benefit plan of the Company or its subsidiaries), has acquired, or obtained the right to acquire, except under limited circumstances, beneficial ownership of 20 percent or more of the outstanding common stock; or

(2)	the close of business on the tenth business day (or such later date as the Company’s Board of Directors may determine) after the commencement of, or a public announcement of, an intention to commence (which tender offer is not terminated within such ten business days), a tender or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (as defined in the following).
Generally, a person or group whose acquisition of common stock causes a Distribution Date pursuant to clause (1) above (including pursuant to the completion of a tender or exchange offer described in (2)) is an “Acquiring Person.” As soon as practicable following the Distribution Date, separate Right certificates will be mailed to holders of record of the common stock as of the close of business on the Distribution Date.
Events Causing Adjustment of the Shares Acquirable Upon Exercise of the Purchase Price
Generally, if any person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person (and any affiliates and certain transferees), will then have the right to receive, upon exercise and payment to the Company of the Purchase Price, instead of one-one thousandth of a Preferred Share, the number of shares of Company common stock having an average market value equal to two times the Purchase Price. Any Rights beneficially owned by any Acquiring Person (or any affiliate or certain transferees) will be null and void. In other words, the Rights holders, other than the Acquiring Person and certain others, may at that time purchase Company common stock at a 50 percent discount.
Alternatively, in the event that, after the first public announcement, a person or group has become an Acquiring Person, the Company is a party to a merger, statutory share exchange or sale of more than 50 percent of the Company’s assets or earning power in a transaction with an Acquiring Person or certain specified related parties or in which all holders of Company common stock are not treated alike, then each holder of a Right (except Rights which have been voided as set forth previously) shall have the right to receive, upon exercise and payment to the Company of the Purchase Price, instead of one-one thousandth of a Preferred Share, common shares of the acquiring or surviving company having an average market value equal to two times the Purchase Price. In other words, the Rights holders, other than the Acquiring Person and certain others, may at that time purchase the acquiring or surviving company’s common shares at a 50 percent discount.
The Purchase Price payable and the number of shares issuable upon exercise of the Rights are subject to adjustment, from time to time, to prevent dilution upon the occurrence of specified events affecting the Preferred Shares. The number of outstanding Rights and the Purchase Price are also subject to adjustment in the event of a stock dividend on the common stock payable in common stock or subdivisions or combinations of the common stock occurring before the Distribution Date.

Redemption of the Rights
At any time before a person becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the “Redemption Price”), payable in cash or common stock. The Board may also redeem the Rights for a limited time after 60 days after the later of the date a person or group becomes an Acquiring Person and the effective date of a registration statement under the Securities Act of 1933 with respect to securities issuable upon exercise of the Rights.
In addition, if the Company receives a “Qualified Offer” (as defined in the following paragraph), the Rights may be redeemed by the stockholders if approved by the holders of at least a majority of the outstanding common stock at a special meeting of stockholders called to vote on a resolution accepting the Qualified Offer and to authorize the redemption of the Rights pursuant to the provisions of the Agreement. The special meeting must be held within 90 business days after the Company receives a request from stockholders to hold such a meeting. If a resolution to redeem the Rights is approved at the special meeting (or if the special meeting is not held on or before the 90th business day after receipt of the request for a meeting), it will become effective immediately prior to the consummation of any Qualified Offer consummated within 60 days after the earlier of the special meeting or the 90th business day after receipt of a request for a special meeting of shareholders.
A “Qualified Offer” is a tender offer for all outstanding common stock not already beneficially owned by the person making the offer which meets all of the following conditions:
➢	the same per share price is offered for all shares, and such price per share is greater than the highest closing price for the common stock during the 12 month period immediately preceding the date on which the offer is commenced, represents a reasonable premium above the average of the closing prices for the five trading days immediately preceding the date on which the offer is commenced, is at least 80 percent cash (with any non-cash consideration consisting of common stock of the offeror), and is to be paid upon consummation of the offer;

➢	if the consideration offered includes shares of common stock of the offeror, the offeror is a publicly owned United States corporation and its common stock is traded on either the New York Stock Exchange or The NASDAQ Stock Market (“NASDAQ”), no further stockholder approval is required to issue such common stock, no other class of voting stock of the offeror is outstanding, and the offeror shall permit the Company’s investment banking firm and legal counsel to have access to such offeror’s books, records, management, accountants and other advisers for the purpose of permitting such investment banking firm and such legal counsel to conduct a due diligence review to permit such investment banking firm to be able to render a fairness opinion with respect to the consideration being offered; the offer is accompanied by written financing commitments and/or the offeror has on hand cash or cash equivalents, for the full amount of all financing necessary to consummate the offer and follow-on merger;

➢	the offer is subject to a non-waivable condition that a minimum of 90 percent of the outstanding common stock (other than those owned by the offeror) will be tendered and not withdrawn as of the offer’s expiration date;

➢	the offer by its terms remains open for at least 60 business days and at least 10 business days after the date of any special meeting of shareholders called under the redemption provisions, plus 15 business days after any change in price or after any bona fide alternative offer for a higher consideration is made;

➢	the offer is accompanied by a written opinion of a nationally recognized investment banking firm stating the price to be paid to holders pursuant to the offer is fair and including any written presentation of such firm showing the analysis and range of values underlying such conclusion;

➢	on or before the date the offer is commenced, such person makes an irrevocable written commitment to the Company (1) to acquire, within five business days following completion of the offer, all shares of common stock not beneficially owned by such person at the same cash price per share as paid in the offer, (2) not to amend its offer to reduce the price or otherwise change the terms in a way which is adverse to tendering shareholders, and (3) if the offer is not consummated, such person will not make another offer for the common stock within one year if at least 85 percent of the common stock not owned by such person has not been tendered; and

➢	the offer is subject only to the conditions specified in the definition and usual and customary terms and conditions, and is not subject to any financing, funding or similar condition, nor to any condition relating to completion of or satisfaction with any due diligence or similar investigation.
Amendments
The 2008 Rights Plan may be amended by the Board before the Distribution Date without the consent of the Right holders. After the Distribution Date, the Rights Plan may be amended by the Board to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Plan (other than a time period governing redemption at a time when the Rights are not redeemable).

Item 6 — Selected Financial Data
The following is a summary of the Statement of Operations and other data derived from the audited financial statements. The data should be read in conjunction with our Consolidated Financial Statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all included elsewhere herein. Dollar amounts are in thousands, except share data and per room amounts:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues:
Hospitality	$519,922	$474,473	$285,770	$275,568	$266,205
Other	13,957	11,115	2,443	203	236

Total revenues	533,879	485,588	288,213	275,771	266,441
Direct costs (exclusive of operating expenses and depreciation and amortization)	289,700	253,163	131,953	123,228	119,193
Operating expenses (1)	249,250	236,661	129,328	129,850	134,278

(Loss) income from operations	(5,071)	(4,236)	26,932	22,693	12,970

Gain on extinguishment of debt	1,446	—	—	—	—
Loss on early retirement of debt (2)	(448)	(22,195)	(227)	(272)	(810)
Interest expense	(42,551)	(40,950)	(25,730)	(29,351)	(31,891)
Other (expense) income, net	(945)	1,526	1,165	421	(629)

(Loss) income before income taxes	(47,569)	(65,855)	2,140	(6,509)	(20,360)
(Provision) benefit for income taxes (3)	(849)	683	(299)	(450)	(421)

Net (loss) income	$(48,418)	$(65,172)	$1,841	$(6,959)	$(20,781)

Net (loss) income per common share (basic and diluted)	$(2.16)	$(3.00)	$0.10	$(0.39)	$(1.36)

Other Data:
Capital expenditures (4)	$64,407	$79,097	$48,268	$51,855	$54,917
Average cost per room — new installation	$389	$399	$354	$340	$364
Depreciation and amortization (5)	$124,060	$116,378	$66,311	$69,862	$77,045
Impairment losses	$11,212	$—	$—	$—	$—
Restructuring and reorganization	$5,047	$11,158	$—	$—	$—
Share-based compensation	$2,275	$1,737	$1,677	$288	$198

Non-Financial Operating Data:
Total rooms served (6) (9)	1,977,015	1,962,090	1,052,025	1,053,806	1,034,605
Guest Entertainment rooms served (7) (9)	1,866,353	1,860,720	1,004,937	1,001,929	974,798
Rooms with Digital services (8)	1,537,685	1,471,608	733,362	629,085	508,979
Rooms with HD services (10)	191,491	84,327	23,502	259	—
Cable Television Programming (FTG) Rooms (11)	1,105,754	1,068,256	535,777	536,984	525,436
Advertising and Media Services rooms (12)	893,738	716,219	—	—	—
Total Broadband Internet Rooms (13)	229,003	218,860	37,686	—	—
Average monthly revenue per Guest Entertainment room:
Movie revenue	$15.20	$16.62	$17.27	$17.00	$17.39
Other interactive service revenue	1.18	1.42	1.50	1.60	1.79

Total	$16.38	$18.04	$18.77	$18.60	$19.18

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$10,800	$25,569	$22,795	$20,742	$24,995
Total assets	$589,786	$693,823	$263,209	$263,072	$283,036
Total debt	$588,520	$624,594	$270,169	$292,000	$312,291
Total stockholders’ deficiency	$(128,748)	$(48,242)	$(58,122)	$(70,233)	$(72,118)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Cash Flows Data:
Cash provided by operating activities	$89,853	$58,869	$72,301	$64,285	$60,614
Property and equipment additions	(64,407)	(79,097)	(48,268)	(51,855)	(54,917)

	25,446	(20,228)	24,033	12,430	5,697
Cash used for acquisition and other activities, net	—	(354,177)	(2,336)	400	567

	$25,446	$(374,405)	$21,697	$12,830	$6,264

(1)	Operating expense for 2008 included integration expenses of $1.1 million, restructuring expenses of $3.2 million and reorganization expenses of $1.9 million. Operating expenses for 2007 included integration expenses of $5.6 million and restructuring expenses of $11.2 million. Integration expenses are defined as incremental costs associated with activities to combine or merge an operation that is not being closed, exited, or disposed of. Since we will realize certain future benefits, these costs are accounted for within our system operations expenses and SG&A expenses as components of continuing operations.

(2)	During 2007, we redeemed 199,990 notes of our 9.50% Senior Notes due June 15, 2013, and as a result of the early redemption we recognized a loss of $22.2 million, representing call and tender premiums and related expenses including the write off unamortized debt issuance costs.

(3)	The (provision) benefit for income taxes consists of current federal income, state franchise taxes, and foreign taxes.

(4)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

(5)	Includes amortization of acquired intangibles.

(6)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees. The increase from 2006 to 2007 is due to the addition of the On Command room base of approximately 830,000 rooms.

(7)	Guest Entertainment rooms are equipped with our interactive television systems.

(8)	Digital rooms are equipped with an interactive digital file server system where on-demand movies, television on-demand programming and music content are stored in a digital format and are updated and delivered via satellite to our systems within each respective hotel. Digital rooms are included in total Guest Entertainment rooms and represent 82.4% of the Guest Entertainment rooms served as of December 31, 2008.

(9)	Total room count was reduced as a result of Hurricane Katrina by 4,053 rooms in 2006 and 8,195 rooms in 2005.

(10)	HD rooms are equipped with high-definition video-on-demand capabilities and are included in total rooms served and in total digital rooms.

(11)	Cable television programming (FTG) rooms receive basic or premium television programming.

(12)	Includes rooms receiving satellite-delivered and server-based channels.

(13)	Represents rooms receiving high-speed Internet service and are included in total rooms served. The increase from 2006 to 2007 is due to the addition of the StayOnline and On Command room bases of approximately 137,000 and 12,000 rooms, respectively.

Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to net losses, repayment of debt and covenant compliance, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2008 and filed by March 16, 2009, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures and recessionary threats and developments);

➢	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	decreases in hotel occupancy, whether related to economic conditions or other causes;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services, programming costs, availability, timeliness, and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties, and delays;

➢	relationships with clients and property owners;

➢	the availability of capital to finance growth;

➢	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available for other business purposes, and the violation of which would constitute an event of defaults;

➢	the impact of government regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the SEC.
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
Executive Overview
To balance our business and operations as economic conditions deteriorated in 2008 and better position the Company for additional challenges in 2009, we implemented numerous changes to our operations in the last half of 2008 to right size our operations to the evolving economic conditions. These changes included substantially reducing the amount of capital we allocated to our investment activities, as well as reducing the cost of our operations by reducing the size of our employee base, freezing wage levels, eliminating the company 401(k) match, suspending the annual bonus program and reduced a variety of other operating expenses. This proactive management approach, as well as the continued expansion of strategic growth initiatives which focus on non-Guest Entertainment revenue, generated an increase in adjusted net free cash flow, from $18.6 million in 2007 to $35.0 million in 2008, and allowed us to accelerate the reduction of our outstanding debt. During 2008, we made optional payments of $27.5 million against the Term B portion of our Credit Facility, in addition to the required payments of $6.3 million. Pending a rebound in the travel and lodging industry, we will continue to take a conservative approach to operating expenses and capital expenditures. We are committed to reducing our debt and continue to take actions to remain in compliance with debt covenants throughout 2009.
Our total revenue for 2008 was $533.9 million, an increase of $48.3 million or 9.9%, compared to 2007. The increase in revenue was attributed to increases in Guest Entertainment and Hotel Services revenue, primarily related to the 2007 acquisitions of On Command and StayOnline, and an increase in revenue from System Sales and Related Services. The average monthly total revenue per room was $23.96 for 2008 compared to $24.53 for 2007, a decrease of 2.3%. The decrease was a result of the deteriorating economy and reductions to travel and related hotel occupancy.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, increased $45.4 million or 9.6%, to $519.9 million for 2008 compared to $474.5 million for 2007. The average monthly Hospitality revenue per room was $23.33 for 2008, a decrease of 2.5% as compared to $23.94 for 2007.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and sports programming, increased $9.9 million or 2.8%, to $365.0 million. On a per-room basis, monthly Guest Entertainment revenue for 2008 declined 9.2%, to $16.38 compared to $18.04 in 2007. Average monthly movie revenue per room was $15.20 for 2008, an 8.5% reduction as compared to $16.62 per room in the prior year. These decreases were the result of the 4.1% decline in occupancy and an extremely cautious consumer environment. Hotel Services revenue, which includes revenue paid by hotels for cable television programming and broadband Internet service and support, increased $27.2 million or 29.0%, to $121.2 million for 2008 versus $93.9 million for 2007. On a per-room basis, monthly Hotel Services revenue for 2008 increased 16.2%, to $5.44 compared to $4.68 in 2007. Monthly cable television programming revenue per room was $4.91 for 2008, a 16.6% increase as compared to $4.21 per room in the prior year. In addition, recurring broadband Internet revenue increased 12.8%, from $0.47 during 2007 to $0.53 during 2008. These increases resulted primarily from the continued installation of high definition television systems and related cable television programming services and the installation of broadband Internet services. System Sales and Related Services, which includes the sale of broadband Internet equipment, television programming reception equipment, Internet conferencing equipment and services, interactive television systems and HDTV installation services to hotels, increased $8.3 million or 32.5%, to $33.8 million for 2008 as compared to $25.5 million for 2007. Approximately $3.7 million of this growth was derived from the sale of television installations, network design and other professional services to hotels, with the remainder coming from broadband and other equipment sales and services.
Other revenue, including the sale of interactive systems and services to healthcare facilities as well as revenue from advertising and media services, increased $2.8 million or 25.6%, to $14.0 million for 2008 compared to $11.1 million in 2007. For 2008, Healthcare revenue increased by $1.6 million and Advertising and Media Services revenue increased by $1.3 million as compared to the prior year.

Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $289.7 million in 2008, an increase of $36.5 million or 14.4%, as compared to $253.2 million in 2007. The increase in total direct costs was primarily due to the expanded revenue associated with the 2007 acquisitions of On Command and StayOnline, which we acquired on April 4, 2007 and February 1, 2007, respectively. Additionally, television programming costs increased due to the expanded revenue related to cable television programming services. Total direct costs as a percentage of revenue were 54.3% in 2008 as compared to 52.1% for 2007. The percentage increase resulted from a change in the composition of our revenue, year over year, driven by the increased percentage of revenue generated by cable television programming and system sales.
System operations expenses and selling, general and administrative (SG&A) expenses were $109.9 million in 2008 compared to $110.0 million in 2007. As a percentage of total revenue, system operations expenses decreased to 10.8% this year as compared to 11.1% in the prior year. Per average installed room, system operations expenses also decreased to $2.60 per room per month for 2008 compared to $2.71 for 2007. As a percentage of revenue, SG&A expenses were 9.7% in the current year compared to 11.5% in 2007. Included within this year’s SG&A expenses were approximately $1.0 million of integration costs, compared to approximately $4.0 million in the prior year. SG&A expenses per average installed room were $2.34 in 2008 compared to $2.77 per average installed room in 2007. These decreases were the result of achieving the expected synergies related to the consolidation of duplicative service operations, general and administrative functions from the On Command and StayOnline acquisitions.
The amount of cash generated from our business increased during 2008. Cash provided by operating activities during 2008 equaled $89.9 million, after utilizing $9.5 million of cash for integration, restructuring and reorganization related activities. Cash used for property and equipment additions, including growth related capital, was $64.4 million. During the year, we also used the cash generated from operations to pay the required Term B principal repayments of $6.3 million and also made $27.5 million of optional payments against the Term B portion of the Credit Facility.
Hospitality
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos, and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
➢	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

➢	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

➢	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

➢	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

➢	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites which provide on-demand movies, rental companies which provide videocassettes and DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

➢	Consumer Sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during the last two quarter of 2008, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may increase to levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
➢	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

➢	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
➢	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV, and distributed to approximately 59% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

➢	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity, and provide bandwidth management tools. Post installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network, and a 24-hour call center to support calls from hotel customers.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, Internet conference services, and professional design, project management and installation services.

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
Rooms Served
One of the metrics we monitor within our Hospitality business is the growth, net of de-installations, of the number of rooms we serve for our various services. As of December 31, we had the following number of rooms installed with the designated service:

	2008	2007	2006
Total rooms served (1)	1,977,015	1,962,090	1,052,025
Total Guest Entertainment rooms (2)	1,866,353	1,860,720	1,004,937
Total Cable Television Programming (FTG) rooms (3)	1,105,754	1,068,256	535,777
Total Advertising and Media Services rooms (4)	893,738	716,219	—
Total Broadband Internet rooms (5)	229,003	218,860	37,686
Net new Guest Entertainment rooms (6)	4,199	30,228	3,008

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees. The increase from 2006 to 2007 is due to the addition of the On Command room base of approximately 830,000 rooms.

(2)	Guest Entertainment rooms are equipped with our interactive television systems.

(3)	Cable television programming (FTG) rooms receive basic or premium television programming.

(4)	Includes rooms receiving satellite-delivered and server-based channels.

(5)	Represents rooms receiving high-speed Internet service and are included in total rooms served.

(6)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 63,664, 71,430 and 65,993 for 2008, 2007 and 2006, respectively.

High Definition Room Growth
We also track the increasing penetration of our high-definition television (HDTV) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our other VOD systems. HDTV room growth is occurring as we install our HDTV system in newly contracted rooms and convert select rooms to the HDTV system in exchange for long-term contract extensions. We installed our systems in the following number of net new rooms and had the following total rooms installed as of December 31:

	2008	2007	2006
Net new HDTV rooms (1)	105,099	60,825	20,947
Total HDTV rooms installed (1)	191,491	84,327	23,502
HDTV rooms as a percent of total Guest Entertainment rooms	17.3%	7.9%	4.4%

(1)	HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.
Capital Investment Per VOD Room
The average investment per-room associated with an installation can fluctuate due to the type of interactive television system installed, engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room on a comparable room base during the years ended December 31:

	2008	2007	2006
Average cost per room — new installation	$389	$399	$354
Average cost per room — conversion	$295	$309	$252

Average cost per HD room — new installation	$398	$460	$438
Average cost per HD room — conversion	$320	$329	$289
The decrease in the average cost per new and converted HD rooms from 2007 to 2008 was primarily driven by the change in average room size of the property, engineering efforts and hotel capital contributions. The increase in the average cost per new room from 2006 to 2007 was primarily driven by the decrease in average number of rooms per property and the increase in high definition installations, which have a higher equipment cost per room.
Average Revenue Per Room
We closely monitor the revenue we generate per average Hospitality room. Guest Entertainment revenue can fluctuate based on several factors including occupancy, the popularity of movie content, consumer sentiment, the mix of services purchased, mix of travelers, the availability of alternative programming and the overall economic environment. During 2008, occupancy rates were 4.1% lower than 2007 levels. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband systems sales. The following table sets forth the components of our Hospitality revenue per room for the years ended December 31:

	2008	2007	2006
Average monthly revenue per room:
Hospitality Guest Entertainment	$16.38	$18.04	$18.77
Hotel Services	5.44	4.68	4.38
System Sales and Related Services	1.51	1.22	0.56

Total Hospitality Revenue per room	$23.33	$23.94	$23.71

Certain contracts within our acquired On Command customer base included substantial discounts for satellite-delivered basic and premium television programming, which negatively impacted Hotel Services revenue. We expect to eliminate these discounts as these sites are upgraded to high-definition television capabilities.
Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality direct expenses per room and as a percent of total revenue during the years ended December 31:

	2008		2007		2006
		Percent		Percent		Percent
		of Total		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality
Guest Entertainment	$6.39	26.7%	$7.10	28.7%	$7.24	30.3%
Hotel Services	4.99	20.8%	4.49	18.0%	3.27	13.7%
System Sales and Related Services	1.13	4.7%	0.89	3.9%	0.34	1.4%

Total Hospitality Direct Costs per room	$12.51	52.2%	$12.48	50.6%	$10.85	45.4%

Healthcare
Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
➢	Revenue generated from the sale of the interactive system hardware, software license and installation services;

➢	revenue from the sale and installation of DIRECTV satellite equipment and related programming;

➢	revenue from recurring support agreements for interactive content, software maintenance and technical field service support including service agreements that cover cable plant, DIRECTV satellite equipment and interactive systems; and

➢	revenue generated from cable plant design, modification, and installation as well as television installation services.
Sales and Installation
The metrics we monitor within the Healthcare business are the number of systems sold and installed. During 2008, our installed systems increased by 40.0% and our installed beds increased by more than 50.0%. We sold and installed our systems in the following numbers as of December 31:

	As of December 31,
	2008	2007
Systems sold	41	29
Beds sold	9,587	6,866
Systems installed	28	20
Beds installed	6,247	4,134
At December 31, 2008, we had 12 additional healthcare facilities under contract for installation, representing approximately 2,500 beds.
Advertising
We deliver advertising-supported media into select hotel segments from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. As of December 31, 2008, we provide advertising media solutions to over 890,000 hotel rooms and THN delivers targeted advertising to more than 365,000 hotel rooms on 10 popular satellite-delivered channels.
General Operations
Total Operating Expenses
We monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (“SG&A”) primarily include payroll costs, stock based compensation, engineering development costs and legal, marketing, professional and compliance costs. The following table sets forth the components of our operating expenses per room for the years ended December 31:

	2008	2007	2006
System operations expenses (1)	$2.60	$2.71	$2.92
SG&A expenses (2)	2.34	2.77	2.41
Depreciation and amortization (D&A)	5.05	5.56	5.50
Amortization of acquired intangibles	0.52	0.50	—
Impairment charge	0.50	—	—
Restructuring charge	0.22	0.64	—
Other operating income (3)	(0.04)	(0.04)	(0.10)

	$11.19	$12.14	$10.73

System operations as a percent of total revenue	10.8%	11.1%	12.2%
SG&A as a percent of total revenue	9.7%	11.5%	10.1%
D&A as a percent of total revenue	21.1%	22.2%	23.0%
Total operating expenses as a percent of total revenue	46.7%	48.7%	44.9%

(1)	System operations expenses include $82,000 and $1,613,000 for 2008 and 2007, respectively, directly related to integration activities.

(2)	SG&A expenses include $1.0 million and $4.0 million for 2008 and 2007, respectively, directly related to integration activities.

(3)	Other operating income includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina and recoveries related to early contract terminations.
Net Free Cash Flow
One of our goals is to increase the level of net free cash flow we generate. We manage our net free cash flow by seeking to maximize the amount of cash we generate from our operations and then allocating a certain percentage of cash from operations to our investing activities. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of net free cash flow are set forth in the following table (dollar amounts in thousands):

	2008	2007	2006
Cash provided by operating activities (1)	$89,853	$58,869	$72,301
Property and equipment additions	(64,407)	(79,097)	(48,268)

	25,446	(20,228)	24,033
Cash used for acquisitions and other activities (2)	—	(354,177)	(2,336)

	$25,446	$(374,405)	$21,697

(1)	Cash provided by operating activities for the year ended December 31, 2008 included $9.5 million of cash used for integration, restructuring and reorganization related activities. December 31, 2007, included $38.2 million of cash used for acquisition refinancing, restructuring and integration including $18.6 million for the redemption of our 9.5% Senior Notes.

(2)	Cash used for acquisition activities related to the acquisitions of On Command, THN and StayOnline.
Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	2008	2007	2006
Expansion capital investment (1)	$22,896	$24,668	$22,291
Renewal investment (2)	18,919	25,772	13,317
Corporate capital and minor extensions (3)	22,592	28,657	12,660

	$64,407	$79,097	$48,268

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure including computers, equipment, software development, minor system upgrades and system components.

Liquidity and Capital Resources
We ended the year with cash of $10.8 million and are in compliance with all of the Credit Facility covenants. For the year, cash provided by operating activities was $89.9 million, which was reduced by $9.5 million of cash used primarily for restructuring, integration and severance related activities. In 2008, cash provided by operating activities increased $31.0 million compared to 2007 due to a full year of On Command operations, lower restructuring, integration and severance related activities and the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses. In 2008, we used $64.4 million of the cash we generated for property and equipment additions, including growth related capital. During 2008, we also made optional payments of $27.5 million against the Term B portion of our Credit Facility, in addition to the scheduled quarterly payments of $6.3 million. During 2007, cash provided by operating activities was $58.9 million, which was reduced by $38.2 million of cash used primarily for acquisition refinancing, restructuring and integration related activities. In 2007, we used cash for property and equipment additions, including growth related capital, of $79.1 million, as well as $354.8 million used for acquisition investments, which was primarily funded from our debt refinancing. Cash as of December 31, 2007 was $25.6 million. During 2006, cash provided by operating activities was $72.3 million while cash used for property and equipment additions, including growth related capital, was $48.3 million. Total cash used for investing activities during 2006 was $50.6 million.
Our principal sources of liquidity are our cash from operations, our cash on hand and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe that by managing our investing activities, our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund our business and comply with our financing obligations. During 2009, we plan to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of December 31, 2008, working capital was $(10.8) million, compared to $8.1 million at December 31, 2007. The decrease was primarily due to the $27.5 million optional payments on the Term B portion of the Credit Facility during 2008.
The collectability of our receivables is reasonably assured as supported by our broad customer base. Our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We provide our services to various hotel chains, ownership groups and management companies. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf, thereby limiting our risk from hotel bankruptcies.
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving credit facility, which matures in April 2013. The term loan requires a quarterly repayment of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The Credit agreement also requires that we notify the agent upon the occurrence of a “Material Adverse Effect” or prior to any draw on the Company's revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit agreement, the provision of such a notice is not an event of default but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 91% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of December 31, 2008 was 3.46%, with an all-in weighted average interest rate as of December 31, 2008 of 6.56%. As of December 31, 2008, we were in compliance with all financial covenants required of our bank Credit Facility.

Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2008	2007	2006
Actual consolidated leverage ratio (1) (3)	4.30	4.39	2.86
Maximum per covenant	4.50	5.00	3.50

Actual consolidated interest coverage ratio (2) (3)	3.22	3.47	3.85
Minimum per covenant	2.50	2.25	2.75

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our future debt covenant ratios will change as follows:

				Q3 2010
	Q1 2009	Q3 2009	Q1 2010	to maturity
Maximum consolidated leverage ratio	4.25	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.75	2.75	3.00	3.00

In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations and manage our level of capital investment. To some extent, this is subject to general economic climate and business conditions beyond our control. The actions within our control include our prudent management of capital investment, operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our cost structure and aggressively reducing the level of debt. During the fourth quarter of 2008, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $2.9 million of outstanding debt at 50% of par value and recorded a gain on extinguishment of debt of $1.4 million. During January of 2009, we acquired an additional $15.2 million of outstanding debt at an average of 61% of par value. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million. We are committed to reducing our debt and are taking actions to remain in compliance with debt covenants. Though we expect to meet all debt covenants during 2009, our ability to comply with these covenants depends on achieving our planned operating results, including further debt reductions. Given the economic uncertainties impacting travel and lodging, constraints in the credit markets, consumer conservatism and other market dynamics, we cannot be assured of meeting our planned results and the required covenants. If we are not able to remain in compliance with the debt covenants, it may have a material adverse affect on our business and financial condition and we may need to amend the Credit Facility or seek a waiver of the covenants. If a waiver or other relief is not granted, an amendment to the Credit Facility may significantly increase our interest costs, add upfront fees and other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a material adverse impact on the Company.
The Credit agreement also requires that we notify the agent upon the occurrence of a “Material Adverse Effect” or prior to any draw on the Company's revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit agreement, the provision of such a notice is not an event of default but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of December 31, 2008, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of December 31, 2008 was $588.5 million versus $624.6 million as of December 31, 2007.
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million, at a rate of 5.09%, and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature. All of the swap agreements are issued by Credit Suisse International.
During 2008, we made optional payments totaling $27.5 million on the term loan, in addition to the required payments of $6.3 million, and wrote off $0.4 million of related debt issuance costs. In March 2008, we borrowed $30.0 million against the revolving portion of the Credit Facility. We repaid $23.0 million in March 2008 and the remaining $7.0 million in April 2008.
The Credit Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2008, we had outstanding letters of credit totaling $478,000.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. In April 2007, we tendered 199,990 Notes out of the total 200,000 Notes outstanding, representing principal of $199,990,000. In total, we paid $18.6 million, plus accrued interest, to tender for the Notes. The remaining 10 Notes, representing principal of $10,000, were redeemed in June 2008.

Obligations and commitments as of December 31, 2008 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$588,520	$7,597	$14,119	$12,731	$554,073
Interest on bank term loan (1)	105,583	20,549	40,440	39,563	5,031
Interest on derivative instruments	86,182	18,487	31,882	31,882	3,931
Operating lease payments	6,384	2,950	2,666	588	180
Purchase obligations (2)	7,159	7,159	—	—	—
Nintendo minimum royalty (3)	18,550	4,200	8,400	5,950	—
Minimum royalties and commissions (4)	5,190	2,589	2,552	49	—

Total contractual obligations	$817,568	$63,531	$100,059	$90,763	$563,215

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$478	$478	$—	$—	$—

(1) (2)	Interest payments are estimates based on current LIBOR and scheduled debt amortization. Consists of open purchase orders primarily for the procurement of system components.

(3)	Nintendo video game royalties pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. See Note 10 to the Consolidated Financial Statements.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 10 to the Consolidated Financial Statements.
Seasonality
Our quarterly operating results are subject to fluctuation depending upon hotel occupancy rates and other factors including travel pattern and the economy. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by consumer purchasing behavior. We have no control over when new content is released or how popular it will be, or the effect of economic conditions on consumer behavior.

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
Other market risk factors are included in Part I, Item 1A – Risk Factors.

Results of Operations — Years Ended December 31, 2008 and 2007
Revenue Analysis. Total revenue for 2008 was $533.9 million, an increase of $48.3 million or 9.9%, compared to 2007. The growth was driven by increases in Guest Entertainment and Hotel Services revenue, primarily related to the 2007 acquisitions of On Command and StayOnline, and an increase in System Sales and Related Services revenue, offset by decreases in hotel room occupancy and related guest purchases. The following table sets forth the components of our revenue (dollar amounts in thousands) for the years ended December 31:

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$364,956	68.4%	$355,021	73.1%
Hotel Services	121,177	22.7%	93,943	19.3%
System Sales and Related Services	33,789	6.3%	25,509	5.3%

Total Hospitality	519,922	97.4%	474,473	97.7%
Other	13,957	2.6%	11,115	2.3%
	$533,879	100.0%	$485,588	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, increased $45.4 million or 9.6%, to $519.9 million in 2008 compared to $474.5 million in 2007. Average monthly Hospitality revenue per room was $23.33 for 2008, a decrease of 2.5% as compared to $23.94 in the prior year.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, increased $9.9 million or 2.8%, to $365.0 million in 2008 as compared to $355.0 million in 2007. The following table sets forth information with respect to revenue per Guest Entertainment room for the years ended December 31:

	2008	2007
Average monthly revenue per room:
Movie revenue	$15.20	$16.62
Other interactive service revenue	1.18	1.42

Total per Guest Entertainment room	$16.38	$18.04

On a per-room basis, monthly Guest Entertainment revenue for 2008 declined 9.2%, to $16.38 compared to $18.04 for 2007. Average monthly movie revenue per room was $15.20 for 2008, an 8.5% reduction as compared to $16.62 per room in the prior year. This change in revenue was due to a decline in hotel room occupancy of approximately 4.1% compared to 2007, as well as an extremely cautious consumer environment. Non-movie Guest Entertainment revenue per room decreased 16.9%, to $1.18 for 2008, driven by reductions in games, music and television Internet purchases.
Hotel Services revenue, which includes revenue from hotels for cable television programming and broadband Internet service and support, increased $27.2 million or 29.0%, to $121.2 million during 2008 versus $93.9 million in 2007. The following table sets forth information with respect to Hotel Services revenue per room for the years ending December 31:

	2008	2007
Average monthly revenue per room:
Cable television programming	$4.91	$4.21
Broadband	0.53	0.47

Total Hotel Services per room	$5.44	$4.68

On a per-room basis, monthly Hotel Services revenue for 2008 increased 16.2%, to $5.44 compared to $4.68 for 2007. Monthly cable television programming revenue per room increased 16.6%, to $4.91 for 2008 as compared to $4.21 for 2007. These increases resulted primarily from the continued installation of high definition television systems and programming and the installation of broadband Internet services. Recurring broadband revenue per room for 2008 was $0.53 versus $0.47 for 2007.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conferencing equipment and services, interactive television systems and HDTV installation services. For 2008, revenue increased $8.3 million or 32.5%, to $33.8 million as compared to $25.5 million for 2007.
Other
Other revenue includes the sale of interactive systems and services to healthcare facilities as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue increased $2.8 million or 25.6%, to $14.0 million during 2008 as compared to $11.1 million for 2007. Healthcare revenue increased by $1.6 million compared to 2007 while Advertising and Media Services revenue increased $1.3 million versus the prior year.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $289.7 million in 2008, an increase of $36.5 million as compared to $253.2 million in 2007. Total direct costs were 54.3% of revenue for 2008 as compared to 52.1% for 2007. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, was $278.8 million for 2008 compared to $245.6 in 2007. The increase in total direct costs was primarily related to an increase in cable television programming costs, due to increased television programming revenue and the number of rooms served. On a weighted average basis, Hospitality direct costs increased 280 basis points primarily due to the lower margin cable television programming. Other direct costs, which include the sale of interactive systems and services to healthcare facilities and revenue from Advertising and Media services also increased $3.4 million or 50 basis points, primarily associated with the sale of systems and equipment to healthcare facilities, which requires no capital contribution but a lower margin than our traditional guest entertainment products. These increases were offset by a 200 basis point decrease in direct costs related to movie-based Guest Entertainment revenue.
The following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2008	2007	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	54.3%	52.1%	2.2%

Change drivers:
Hospitality
Guest Entertainment			(2.0)%
Hotel Services			2.8%
System Sales and Related Services			0.9%
Other			0.5%

			2.2%

Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (dollar amounts in thousands):

	2008		2007
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations (1)	$57,853	10.8%	$54,114	11.1%
Selling, general and administrative (2)	52,042	9.7%	55,878	11.5%
Depreciation and amortization	112,511	21.1%	107,834	22.2%
Amortization of acquired intangibles	11,549	2.2%	8,544	1.8%
Impairment charge	11,212	2.1%	—	—
Restructuring charge (3)	5,047	1.0%	11,158	2.3%
Other operating income (4)	(964)	(0.2)%	(867)	(0.2)%

Total operating expenses	$249,250	46.7%	$236,661	48.7%

(1)	System operations expenses include $82,000 and $1,613,000 for 2008 and 2007, respectively, directly related to integration activities.

(2)	SG&A expenses include $1.0 million and $4.0 million for 2008 and 2007, respectively, directly related to integration activities.

(3)	Restructuring or exit costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations including termination benefits and costs to consolidate facilities or relocate employees. The Company will not realize future benefits from these costs. Includes $1.9 million of severance costs related to the 2008 cost reorganization and cost reduction initiative.

(4)	Other operating income for 2008 includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina. Other operating income for 2007 includes recoveries related to early contract terminations.
System operations expenses increased $3.7 million or 6.9%, to $57.9 million in 2008 as compared to $54.1 million in 2007. As a percentage of total revenue, system operations expenses decreased to 10.8% this year as compared to 11.1% in the prior year. Per average installed room, system operations expenses also decreased to $2.60 per room per month for 2008 compared to $2.71 for 2007, due to the expected synergies from our post-merger consolidation.
Selling, general and administrative (SG&A) expenses decreased $3.8 million as a result of the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses, from $55.9 million in 2007 to $52.0 million in the current year. Included within this year’s SG&A expenses were approximately $1.0 million of integration costs, compared to approximately $4.0 million in the prior year. As a percentage of revenue, SG&A expenses were 9.7% in the current year compared to 11.5% in 2007. SG&A expenses per average installed room were $2.34 in 2008 compared to $2.77 per average installed room in 2007.
As a result of the erosion of the capital markets and the economy in general, we incurred a goodwill and purchased intangibles impairment charge of $11.2 million in 2008, related to advertising and media services, and recorded a write down of $0.6 million related to On Command purchased intangibles. The goodwill impairment charge is primarily driven by the erosion of the capital markets, the general economy and the resulting decrease in our stock price during the fourth quarter of 2008. The general economic conditions had a significant impact on the overall advertising market. See Note 7 – Goodwill and Other Intangible Assets in the Consolidated Financial Statements.
Depreciation and amortization expenses were $112.5 million in 2008 as compared to $107.8 million in 2007. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $11.5 million in 2008 compared to $8.5 million in the prior year. As a percentage of revenue, depreciation and amortization expenses were 21.1% in 2008 compared to 22.2% in 2007, while amortization of acquired intangibles was 2.2% of revenue in 2008 compared to 1.8% in 2007.

As a result of our post acquisition restructuring activities, we incurred restructuring costs of approximately $1.4 million in employee severance and $1.6 million in redundant acquired facility consolidation during 2008. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In response to the current and anticipated economic uncertainties, we implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the call center closure, we incurred approximately $1.9 million of severance related restructuring costs in 2008. The closure of the Atlanta call center is to be completed in the first quarter of 2009.
Operating Loss. As a result of the factors described above, operating loss was $(5.1) million in 2008 as compared to $(4.2) million in the prior year.
Interest Expense. Interest expense was $42.6 million in the current year versus $41.0 million in 2007. The increase resulted from the change in weighted average long-term debt, which increased as a result of the On Command acquisition, to $616.8 million at December 31, 2008 from $517.0 million at December 31, 2007. The weighted average interest rate decreased to 6.90% for the current year versus 7.92% for 2007.
Investment Losses. In 2008, we recorded an investment loss of $0.6 million for a high-speed Internet investment asset related to our 2007 acquisitions.
Gain on Extinguishment of Debt. During 2008, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary, a permitted investment under our Credit Facility, $2.9 million of outstanding debt at 50% of par value and recorded a gain on the extinguishment of $1.4 million.
Loss on Early Retirement of Debt. During 2008, we made optional payments of $27.5 million on our term loan, and wrote off $0.4 million of unamortized debt issuance costs. During 2007, we incurred a $22.2 million charge as a result of the early retirement of $200 million related to our 9.50% Notes and $68.0 million of our Term B notes.
Other (Expense) Income. In 2008, we recorded approximately $76,000 of interest income offset by approximately $421,000 of other expense. During 2007, we recorded $1.1 million of interest income and $0.3 million of other income, primarily related to the reversal of a tax provision.
Taxes. For 2008, we incurred state franchise taxes of $0.8 million. During 2007, we incurred federal income, state franchise, and foreign taxes of approximately $0.7 million and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired.
Net Loss. As a result of the factors described above, net loss was $(48.4) million for 2008 compared to a net loss of $(65.2) million in the prior year.

Results of Operations — Years Ended December 31, 2007 and 2006
Revenue Analysis. Total revenue for 2007 was $485.6 million, an increase of $197.4 million or 68.5%, compared to 2006. The growth was primarily driven by the integration of our On Command and StayOnline acquisitions. New revenue streams, including broadband interactive, advertising, healthcare facilities and travel centers, increased as a direct result of our business acquisition and diversification initiatives.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, increased $188.7 million or 66.0%, to $474.5 million in 2007 compared to $285.8 million in 2006. Average monthly Hospitality revenue per room was $23.94 for 2007, an increase of 1.0% as compared to $23.71 in the prior year. Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, increased $128.8 million or 57.0%, to $355.0 million in 2007 as compared to $226.2 million in 2006. On a per-room basis, average monthly Guest Entertainment revenue for 2007 declined 3.9% to $18.04 compared to $18.77 for 2006. Average monthly movie revenue per room was $16.62 for 2007, a 3.8% reduction as compared to $17.27 per room in 2006. The decline resulted from the addition of the On Command room base, which during 2007 generated lower movie revenue per room. Hotel Services revenue, which includes revenue from hotels for cable television programming and broadband Internet service and support, increased $41.2 million or 78.0%, to $93.9 million during 2007 versus $52.8 million in 2006. On a per-room basis, average monthly Hotel Services revenue for 2007 increased 6.8%, to $4.68 compared to $4.38 for 2006. Monthly cable television programming revenue per room increased 2.4%, to $4.21 for 2007 as compared to $4.11 for 2006. The increase resulted from the conversion to high definition television systems and related cable television programming services. System Sales and Related Services revenue, which includes the sale of broadband Internet equipment, television programming reception equipment, Internet conferencing equipment and services, interactive television systems and HDTV installation services to hotels, increased $18.7 million or 275.9%, to $25.5 million for 2007 as compared to $6.8 million for 2006.
Other revenue, which includes the sale of interactive systems and services to healthcare facilities as well as revenue from advertising and media services, increased $8.7 million or 355.0%, to $11.1 million during 2007 as compared to $2.4 million for 2006. For 2007, Advertising and Media Services revenue increased by $6.5 million compared to 2006 while Healthcare revenue increased by $2.2 million compared to 2006.
Direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $253.2 million in 2008, an increase of $121.2 million as compared to $132.0 million in 2006. Total direct costs were 52.1% of revenue in 2007 as compared to 45.8% in 2006, driven by two primary components: the lower margin inherent in the broadband business and higher programming costs related to the On Command basic cable television programming business.
Operating Expenses. System operations expenses increased $18.9 million or 53.6%, to $54.1 million in 2007 as compared to $35.2 million in 2006. Included within the 2007 system operations expenses were $1.6 million of integration related costs. As a percentage of total revenue, system operations expenses decreased to 11.1% in 2007 as compared to 12.2% in 2006. Per average installed room, system operations expenses also decreased, to $2.71 per room per month for 2007 compared to $2.92 for 2006. Selling, general and administrative (SG&A) expenses increased $26.9 million or 92.7%, to $55.9 million in 2007 as compared to $29.0 million in 2006. Included within the 2007 SG&A expenses were $4.0 million of integration related costs. As a percentage of total revenue, SG&A expenses increased to 11.5% in 2007 as compared to 10.1% in 2006. Per average installed room, SG&A expenses increased, to $2.77 per room per month for 2007 compared to $2.41 for 2006. Depreciation and amortization expenses were $107.8 million in 2007 as compared to $66.3 million in 2006. Due to the acquisitions of StayOnline and On Command, we also recorded $8.5 million of expense related to the amortization of acquired intangibles in 2007. As a percentage of revenue, depreciation and amortization expenses were 22.2% in 2007 compared to 23.0% in 2006.

As a result of our post acquisition activities, we incurred restructuring costs of $11.2 million during 2007, which consisted of $9.1 million in employee severance, $1.0 million in redundant acquired facility consolidation and $1.1 million of other restructuring costs. Employee severance costs relate to the consolidation of administrative, sales, engineering, marketing, programming and technical operations departments. The facility consolidation and relocation expenses relate to our relocation of several functions performed at a leased facility in Denver to Sioux Falls including warehousing, purchasing and system assembly.
Operating Loss (Income). As a result of the factors described above, our operating loss was $(4.2) million in 2007 as compared to $26.9 million of operating income in the prior year.
Interest Expense. Interest expense was $41.0 million in 2007 versus $25.7 million in 2006. The increase resulted from the change in weighted average long-term debt, which increased as a result of the On Command acquisition, to $517.0 million at December 31, 2007 from $278.4 million at December 31, 2006. The annualized interest rate decreased to 7.92% for 2007 versus 9.24% for 2006.
Loss on Early Retirement of Debt. During 2007, we incurred a $22.2 million charge as a result of the early retirement of $200 million related to our 9.50% Notes and $68 million of our Term B notes. During 2006, we wrote off $0.2 million of unamortized debt issuance costs related to prepayments totaling $20.0 million on our Term B notes.
Other Income. During 2007, we recorded $1.1 million of interest income and $0.3 million of other income, primarily related to the reversal of a tax provision. In 2006, we recorded interest income of $0.8 million and $0.3 million of other income. Other income included $0.2 million for a recovery related to the settlement of an investment in Gamet Technology, Inc. In 2003, we advanced $1.0 million to Gamet Technology, Inc. pursuant to a written promissory note in connection with our effort to support the development of technology, which could utilize our interactive system. We had fully reserved for the $1.0 million promissory note in the fourth quarter of 2004.
Taxes. During 2007, we incurred federal income, state franchise, and foreign taxes of approximately $0.7 million and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired. During 2006, we incurred federal income, state franchise, and foreign taxes of $0.3 million.
Net (Loss) Income. Net loss was $(65.2) million for 2007 compared to net income of $1.8 million in 2006. Net loss per share for 2007 was $(3.00) compared to net income of $0.10 per share in 2006.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content, or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The critical policies related to the more significant judgments and estimates used in the preparation of the financial statements are further discussed within the Notes of the financial statements as follows:
➢	Revenue Recognition – footnote #2

➢	Goodwill and Intangibles – footnote #7

➢	Restructuring – footnote #15
Recent Accounting Developments
We adopted the recognition and disclosure provisions for financial assets and financial liabilities of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157, and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.

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
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” (b) hybrid instruments which have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends SFAS No. 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent which the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP which amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Earlier adoption is encouraged for the provisions which amend SFAS No. 133 and FIN 45. The clarification of the effective date of SFAS No. 161 is effective September 12, 2008. We do not expect the adoption of this FSP to impact our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. We have considered FSP No. 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest. At December 31, 2008, we had debt totaling $588.5 million, with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$585,323	$292,661	3.46%
Capital leases	3,197	3,197	8.14%

	$588,520	$295,858	3.49%

The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value. In addition, the fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
We have three interest rate swap agreements, with notional values of $312.5 million, at a rate of 5.09%, and $125.0 million, at a rate of 4.97%, both of which expire in June 2011 and a swap agreement having a $100.0 million notional amount swap, at a rate of 3.97%, which expires in December 2009. Including the interest rate swap arrangements, our all-in weighted average interest rate as of December 31, 2008 was 6.56%. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $540.7 million and variable rate debt of $47.8 million at December 31, 2008. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $478,000, assuming other variables remain constant.
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
Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets which could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, using those criteria, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
     None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
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
We have adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial officer and accounting officer, controller or persons performing similar functions and all members of the Board of Directors. The policies are found on our web site, which is http://www.lodgenet.com.
The charters of our Audit Committee, Governance and Nominating Committee, and Compensation Committee may also be found on our website.
Item 11 — Executive Compensation
Information concerning executive remuneration and transactions is incorporated by reference from the sections entitled “Election of Directors—Director Compensation,” “Election of Directors—Executive Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting—Who are the largest owners of LodgeNet’s stock and how much stock do our directors and executive officers own?” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. We do not know of any arrangement which could, at a subsequent date, result in a change of control.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.
Item 14 — Principal Accountant Fees and Services
The information concerning principal accountant fees and services is incorporated by reference from the section entitled “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2008, included herein.
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
Exhibit No.

3.1	Certificate of Incorporation of LodgeNet (1)

3.2	Restated By-Laws of the Registrant (2)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (3)

3.4	Certificate of Ownership and Merger merging LodgeNet Interactive Corporation into LodgeNet Entertainment Corporation (4)

4.3	Rights Agreement dated as of February 28, 2008 between LodgeNet Interactive Corporation and Computershare Investor Services, LLC. (5)

10.1	LodgeNet Interactive Corporation Stock Option Plan (as amended and restated effective May 9, 2001) (6)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (7)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (7)

10.4	Master Services Agreement between Hilton Hotels Corporation and LodgeNet Interactive Corporation dated October 9, 2000 † (8)

10.5	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Interactive Corporation (9)

10.6	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Hotels Corporation and LodgeNet Interactive Corporation (10)

10.7	LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (11)

10.8	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (12)

10.9	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (13)

10.10	Form of Restricted Stock Agreement for Time-based Vesting (14)

10.11	Form of Restricted Stock Agreement for Performance-Based Vesting (15)

10.16	$675,000,000 Credit Agreement dated as of April 4, 2007 among LodgeNet Entertainment Corporation, as Borrower, Credit Suisse Securities (USA) LLC as Syndication Agent, U.S. Bank National Association as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (16)

10.17	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen. (17)

10.18	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and David M. Bankers. (18)

10.19	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro. (19)

10.20	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Steven R. Pofahl. (20)

10.21	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Gary H. Ritondaro. (21)

10.22	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White. (22)

10.23	Executive Employment Agreement dated as of August 27, 2008 between LodgeNet Interactive Corporation and Scott E. Young. (23)

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Current Report on Form 8-K dated November 17, 2008.

(3)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(5)	Incorporated by Reference to Exhibit 4.6 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

(6)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(7)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(8)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(10)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(11)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(12)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(15)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(16)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

(17)	Incorporated by Reference to Exhibit 10.17 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(18)	Incorporated by Reference to Exhibit 10.18 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Incorporated by Reference to Exhibit 10.19 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by Reference to Exhibit 10.21 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(22)	Incorporated by Reference to Exhibit 10.22 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(23)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on September 2, 2008.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 12, 2009.

LodgeNet Interactive Corporation
By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 12, 2009.

Signature	Title	Date

/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2009

/s/ Gary H. Ritondaro Gary H. Ritondaro	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 12, 2009

/s/ R. Douglas Bradbury R. Douglas Bradbury	Director	March 12, 2009

/s/ R. F. Leyendecker R. F. Leyendecker	Director	March 12, 2009

/s/ Vikki I. Pachera Vikki I. Pachera	Director	March 12, 2009

/s/ Scott H. Shlecter Scott H. Shlecter	Director	March 12, 2009

/s/ John E. Haire John E. Haire	Director	March 12, 2009

/s/ Martin L. Abbott Martin L. Abbott	Director	March 12, 2009

/s/ J. Scott Kirby J. Scott Kirby	Director	March 12, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Interactive Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of LodgeNet Interactive Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is stated in Management’s Report on Internal Control Over Financial Reporting within the 2008 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2009

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,800	$25,569
Accounts receivable, net	63,620	73,580
Other current assets	9,107	11,359

Total current assets	83,527	110,508

Property and equipment, net	273,830	323,963
Debt issuance costs, net	9,117	11,374
Intangible assets, net	115,134	126,530
Goodwill	100,081	111,293
Other assets	8,097	10,155

Total assets	$589,786	$693,823

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$45,737	$50,559
Current maturities of long-term debt	7,597	7,398
Accrued expenses	23,870	30,118
Deferred revenue	17,168	14,354

Total current liabilities	94,372	102,429

Long-term debt	580,923	617,196
Other long-term liabilities	43,239	22,440

Total liabilities	718,534	742,065

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 23,014,164 and 22,969,775 shares outstanding at December 31, 2008 and December 31, 2007, respectively	230	230
Treasury stock, at cost: 530,000 and 60,000 shares at December 31, 2008 and December 31, 2007, respectively	(5,737)	(1,075)
Additional paid-in capital	332,649	330,405
Accumulated deficit	(416,056)	(367,638)
Accumulated other comprehensive loss	(39,834)	(10,164)

Total stockholders’ deficiency	(128,748)	(48,242)

Total liabilities and stockholders’ deficiency	$589,786	$693,823

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Hospitality	$519,922	$474,473	$285,770
Other	13,957	11,115	2,443

Total revenues	533,879	485,588	288,213

Direct Costs and Operating Expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality	278,776	245,609	130,719
Other	10,924	7,554	1,234
Operating expenses:
System operations	57,853	54,114	35,223
Selling, general and administrative	52,042	55,878	28,999
Depreciation and amortization	124,060	116,378	66,311
Impairment charge	11,212	—	—
Restructuring charge	5,047	11,158	—
Other operating income	(964)	(867)	(1,205)

Total direct costs and operating expenses	538,950	489,824	261,281

(Loss) income from operations	(5,071)	(4,236)	26,932

Other Income and (Expenses):
Interest expense	(42,551)	(40,950)	(25,730)
Gain on extinguishment of debt	1,446	—	—
Loss on early retirement of debt	(448)	(22,195)	(227)
Other (expense) income	(945)	1,526	1,165

(Loss) income before income taxes	(47,569)	(65,855)	2,140
(Provision) benefit for income taxes	(849)	683	(299)

Net (loss) income	$(48,418)	$(65,172)	$1,841

Net (loss) income per common share (basic)	$(2.16)	$(3.00)	$0.10

Net (loss) income per common share (diluted)	$(2.16)	$(3.00)	$0.10

Weighted average shares outstanding (basic)	22,372,475	21,758,066	18,332,824

Weighted average shares outstanding (diluted)	22,372,475	21,758,066	18,840,917

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Dollar amounts in thousands, except share data)
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balance, December 31, 2005	18,165,643	$182	—	$—	$232,327	$(304,307)	$1,565	$(70,233)
Common stock option exercises	587,721	6	—	—	8,382	—	—	8,388
Warrants exercised (Note 13)	196,570	2	—	—	(2)	—	—	—
Share-based compensation	—	—	—	—	700	—	—	700
Restricted stock	134,800	1	—	—	976	—	—	977
Comprehensive income:
Net income	—	—	—	—	—	1,841	—
Foreign currency translation adjustment	—	—	—	—	—	—	49
Unrealized gain on interest rate swap agreements	—	—	—	—	—	—	156
Comprehensive income	—		—	—	—	—	—	2,046

Balance, December 31, 2006	19,084,734	$191	—	$—	$242,383	$(302,466)	$1,770	$(58,122)

Common stock option exercises	818,454	8	—	—	12,949	—	—	12,957
Stock issuance	3,050,000	31	—	—	73,382	—	—	73,413
Purchase of treasury stock	—	—	60,000	(1,075)	—	—	—	(1,075)
Share-based compensation	—	—	—	—	506	—	—	506
Restricted stock	16,587	—	—	—	1,185	—	—	1,185
Comprehensive loss:
Net loss	—	—	—	—	—	(65,172)	—
Foreign currency translation adjustment	—	—	—	—	—	—	4,963
Unrealized loss on interest rate swap agreements	—	—	—	—	—	—	(16,897)
Comprehensive loss	—	—	—	—	—	—	—	(77,106)

Balance, December 31, 2007	22,969,775	$230	60,000	$(1,075)	$330,405	$(367,638)	$(10,164)	$(48,242)

Common stock option exercises	100	—	—	—	1	—	—	1
Purchase of treasury stock	—	—	470,000	(4,662)	—	—	—	(4,662)
Share-based compensation	—	—	—	—	1,185	—	—	1,185
Restricted stock	44,289	—	—	—	1,090	—	—	1,090
Other	—	—	—	—	(32)	—	—	(32)
Comprehensive loss:
Net loss	—	—	—	—	—	(48,418)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(6,196)
Unrealized loss on interest rate swap agreements	—	—	—	—	—	—	(23,474)
Comprehensive loss	—	—	—	—	—	—	—	(78,088)

Balance, December 31, 2008	23,014,164	$230	530,000	$(5,737)	$332,649	$(416,056)	$(39,834)	$(128,748)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(48,418)	$(65,172)	$1,841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	124,060	116,378	66,311
Gain on extinguishment of debt	(1,446)	—	—
Impairment charge	11,212	—	—
Loss on early retirement of debt	448	3,583	227
Share-based compensation	2,275	1,737	1,677
Gain due to insurance proceeds	(815)	—	(817)
Insurance proceeds related to business interruption	815	—	526
Other, net	576	188	(238)
Change in operating assets and liabilities:
Accounts receivable, net	9,030	(7,861)	(3,332)
Other current assets	2,030	(2,496)	(2,070)
Accounts payable	(5,454)	6,052	3,126
Accrued expenses and deferred revenue	(5,720)	8,332	7,795
Other	1,260	(1,872)	(2,745)

Net cash provided by operating activities	89,853	58,869	72,301

Investing activities:
Property and equipment additions	(64,407)	(79,097)	(48,268)
Insurance proceeds related to property damage	—	—	291
Acquisition of StayOnline, Inc.	—	(14,311)	(1,174)
Acquisition of THN (20% minority interest)	—	(5,000)	—
Acquisition of On Command Corporation, net of cash acquired	—	(335,517)	(1,691)
Other investing activities	—	651	238

Net cash used for investing activities	(64,407)	(433,274)	(50,604)

Financing activities:
Proceeds from long-term debt	—	625,000	—
Repayment of long-term debt	(33,760)	(271,241)	(21,500)
Payment of capital lease obligations	(1,365)	(1,712)	(1,380)
Borrowings on revolving credit facility	30,000	—	—
Repayments of revolving credit facility	(30,000)	—	—
Debt issuance costs	—	(12,738)	—
Contribution from minority interest holder to subsidiary	—	300	—
Purchase of treasury stock	(4,662)	(1,075)	—
Proceeds from issuance of common stock, net of offering costs	—	23,290	—
Exercise of stock options	—	17,120	4,179
Change in other long-term liability	—	(2,225)	(930)

Net cash (used for) provided by financing activities	(39,787)	376,719	(19,631)

Effect of exchange rates on cash	(428)	460	(13)

(Decrease) increase in cash and cash equivalents	(14,769)	2,774	2,053
Cash and cash equivalents at beginning of period	25,569	22,795	20,742

Cash and cash equivalents at end of period	$10,800	$25,569	$22,795

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — The Company
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada, and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2008, we provided interactive media and connectivity solutions to approximately 10,100 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide on-demand guest entertainment services, cable television programming, broadband Internet access, and advertising media solutions in approximately 1.9 million, 1.1 million, 229,000 and 890,000 hotel rooms, respectively. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2008, our systems were installed in 28 healthcare facilities, and had 12 additional hospitals under contract, slated for installation during 2009.
Our operating performance and outlook are strongly influenced by such factors as hotel occupancy levels, general economic conditions in the lodging industry, the number of hotel rooms equipped with our interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming, and competitive factors, as well as the effect of general economic conditions on consumer spending practices.
Certain amounts reported in previous periods within revenue and the related direct costs have been reclassified to conform to the current presentation of revenue and related direct costs.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
➢	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music video, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

➢	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our television programming services. We recognize revenue from the sale of television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods services are provided.

➢	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

➢	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

➢	System Sales and Support to Travel Centers. We also market and sell our interactive systems to travel centers. We generate revenue from three sources: 1) the sale of the interactive system, which includes equipment, operating software and a one-year parts and labor warranty, 2) optional extended service and maintenance agreements, which include future unspecified software upgrades when and if they become available, and 3) programming. The interactive system price includes a non-exclusive, non-transferable right to use the initial software package. Currently, revenue from the sale of our interactive system and the extended service and maintenance agreement is recognized ratably over the three-year maintenance period, which includes the original one-year warranty and the two-year extension, after the equipment is delivered. The contracted interactive system and extended service and maintenance elements are not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE). The prices of the interactive system and extended service and maintenance agreement are fixed and determinable prior to delivery. Management expects VSOE to be established after at least eighteen months of market history and meaningful renewal activity for maintenance services. Once VSOE has been established, the entire selling price of the interactive system will be recognized upon delivery. Programming revenue from this arrangement is recognized on a recurring basis over the term of the related contract.

➢	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

➢	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation. Prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

➢	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system. Prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by vendors other than us.

➢	Other. We also generate revenue from the sale of miscellaneous system equipment, such as television remotes or other media devices, and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.

➢	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance, and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.

➢	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction (See Note 3), delivers targeted advertising to more than 365,000 hotel rooms on 10 popular satellite-delivered channels such as MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in approximately 620,000 of our rooms today, and other interactive and location-based applications, which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation — The assets and liabilities of our Canadian and Mexican subsidiaries were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates during the periods. The impact of exchange rate fluctuations on intercompany accounts between LodgeNet and its foreign subsidiaries is reported as a component of other comprehensive income as the intercompany accounts are of a long-term investment nature.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, expenses and costs during the reporting periods. Actual results could differ from those estimates.
Long-Lived Assets — We review the carrying value of long-lived assets, such as property and equipment and intangible assets, whenever events or circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.
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

Years
Buildings	30
Hotel systems:
Installed system costs	2–7
Customer acquisition costs	5–7
System components	5–7
Software costs	3–5
Other equipment	3–10
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
Goodwill and Other Intangibles Assets — We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually. SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis and further discounted to reconcile the aggregate reporting unit fair values to market fair value, as determined by the market price and the number of shares outstanding of our common stock. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We are required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time.
In accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the remaining useful lives of our intangible assets with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant modifications to the useful lives or the carrying amount of the assets. We periodically evaluate the carrying amount of these intangible assets and the reasonableness of the useful lives:

Years
Hotel contracts and relationships	10–20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4

Software Development — We have capitalized certain costs of developing software for our Guest Entertainment, Broadband and Healthcare systems in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. We capitalized system development costs of $3.3 million, $2.2 million and $1.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of such costs was $4.8 million, $3.8 million and $1.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. We charged research and development activities of $630,000, $937,000 and $635,000 for each of the years presented to operating expense.
Concentration of Credit Risks and Customer Data — We derive virtually all of our revenue from entities in the lodging industry. During 2008, hotels owned, managed or franchised by Hilton Hotels Corporation (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 18.4% and 15.1%, respectively, of our consolidated revenue. The Hilton owned properties account for less than 7% of total properties operating under the Hilton brand within our room base. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. In 2008, the Hilton master services agreement was extended through December 31, 2009. We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott. In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel owned or managed by Marriott expires. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition. No other customers account for more than 10% of our total revenue.
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
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectability is reasonably assured as supported by our credit check process, nominal write-off history and broad customer base. Our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $553,000, $432,000 and $175,000 at December 31, 2008, 2007 and 2006, respectively. The increase from 2006 to 2007 was related to our acquired businesses.
Derivative Financial Instruments — We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires we must formally document, designate and assess the effectiveness of transactions receiving hedge accounting.
Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.
Comprehensive Income (Loss) — We follow SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive income (loss) is disclosed in the consolidated statement of stockholders’ deficiency and comprehensive income (loss) and includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains (losses) on interest rate swap agreements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the years ended December 31 (dollar amounts in thousands):

	2008	2007	2006
Net (loss) income	$(48,418)	$(65,172)	$1,841
Foreign currency translation adjustment	(6,196)	4,963	49
Unrealized (loss) gain on interest rate swap agreements	(23,474)	(16,897)	156

Comprehensive (loss) income	$(78,088)	$(77,106)	$2,046

Components of accumulated other comprehensive income (loss) as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	Unrealized Gain
	(Loss) on	Foreign	Accumulated
	Interest Rate	Currency	Other
	Swap	Translation	Comprehensive
	Agreements	Adjustment	Income (Loss)
Balance, December 31, 2005	$(156)	$1,721	$1,565
Change during period	156	49	205

Balance, December 31, 2006	—	1,770	1,770
Change during period	(16,897)	4,963	(11,934)

Balance, December 31, 2007	(16,897)	6,733	(10,164)
Change during period	(23,474)	(6,196)	(29,670)

Balance, December 31, 2008	$(40,371)	$537	$(39,834)

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
Earnings Per Share Computation — We calculate earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share,” (“EPS”) as amended by SFAS No. 123 (Revised), “Share Based Payment,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potentially dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants and are calculated using the “treasury stock method” as defined by SFAS No. 128. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31. For the years ended December 31, 2008 and 2007, potential dilutive common shares were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the year ended December 31, 2006, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive.

	2008	2007	2006
Average shares outstanding — basic	22,372,475	21,758,066	18,332,824
Dilutive effect of stock options, non- vested shares and warrants	—	—	508,093

Average shares outstanding — diluted	22,372,475	21,758,066	18,840,917

Antidilutive securities excluded from calculation	1,502,350	300,600	295,100

The total number of potential dilutive common shares outstanding at December 31 is set forth below:

	2008	2007	2006
Potential dilutive common shares	1,710,718	1,355,631	2,056,754
Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted SFAS No. 123R, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin (“SAB”) No. 110 in our adoption of SFAS No. 123R. Share-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Statement.
Statements of Cash Flows — Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $42.4 million, $41.9 million, and $25.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006. Cash paid for taxes, primarily state franchise tax, was $759,000, $500,000 and $281,000 during the years ended December 31, 2008, 2007 and 2006, respectively.
Effect of Recently Issued Accounting Standards — We adopted the recognition and disclosure provisions for financial assets and financial liabilities of SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB issued FSP 157-2, deferring the effective date of the recognition and disclosure provisions for nonfinancial assets and nonfinancial liabilities of SFAS No. 157, and decided an entity need not apply this standard to nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. We did not adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis and accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation disclosure of our debt and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities which elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies which choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. We believe the adoption of SFAS No. 141R will have a material impact on how we would identify, negotiate and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk—related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the disclosure requirements related to SFAS No. 161 and expect the adoption will not have significant impact on our consolidated financial position or results of operations.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” (b) hybrid instruments which have embedded credit derivatives; and (c) guarantees within the scope of FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends SFAS No. 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent which the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP which amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Earlier adoption is encouraged for the provisions which amend SFAS No. 133 and FIN 45. The clarification of the effective date of SFAS No. 161 is effective September 12, 2008. We do not expect the adoption of this FSP to impact our consolidated financial statements.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. We have considered FSP No. 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

Note 3 — Investments and Business Combinations
In February 2007, we, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”), for approximately $15.5 million in cash. Our financial statements have included the results of StayOnline since February 1, 2007.
In April 2007, we completed the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) for approximately $387.9 million, including transaction costs. Ascent owned 100% of the capital stock of On Command Corporation (“On Command”). On Command is now a subsidiary of LodgeNet and has been included in our results of operations since April 4, 2007. Included in the acquisition was an investment of approximately $5.0 million in a high-speed Internet service provider. As a result of the general economy and reduced profitability of the provider, we recorded a $0.6 million write-down on the investment.
In July 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007.
The following table presents LodgeNet’s unaudited pro forma condensed statements of operations, inclusive of StayOnline and On Command, for the year ended December 31, 2007 as if the acquisitions were completed as of January 1, 2007 (dollar amounts in thousands, except share data):

	December 31,
	2008	2007
		Pro Forma
Total revenue	$533,879	$547,707
Net loss	$(48,418)	$(77,062)
Net loss per share	$(2.16)	$(3.42)
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
Note 4 — Fair Value of Financial Instruments
As discussed in Note 2, we adopted SFAS No. 157 on January 1, 2008, which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relate to our debt and derivative contracts. The estimated carrying and fair values of our financial instruments in the financial statements are as follows at December 31 (dollar amounts in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$40,371	$40,371	$16,897	$16,897
Long-term debt	$(588,520)	$(295,858)	$(624,594)	$(599,718)
The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value. The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount we would have to pay to terminate the swap agreement at the reporting date.
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.

SFAS No. 157 includes a fair value hierarchy, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques, which are used to measure fair value and which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation date listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps — liability position	$40,371	$—	$40,371	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider and independently validated this data. The fair value determination also included consideration of nonperformance risk and did not have a material impact on the fair value at December 31, 2008.
Note 5 — Property and Equipment, Net
Property and equipment was comprised as follows at December 31 (dollar amounts in thousands):

	2008	2007
Land, building and equipment	$111,870	$105,247
Hotel systems:
Installed system costs	636,986	646,095
Customer acquisition costs	58,995	55,080
System components	31,409	24,966
Software costs	35,522	33,783

Total	874,782	865,171
Less — depreciation and amortization	(600,952)	(541,208)

Property and equipment, net	$273,830	$323,963

We recorded depreciation and amortization expense of $110.7 million, $105.4 million and $63.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Note 6 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. We capitalized $12.7 million of debt issuance costs during the year ended December 31, 2007. No costs were capitalized during the years ended December 31, 2008 and 2006. Unamortized debt issuance costs of $0.4 million, $5.3 million and $0.2 million were written off in 2008, 2007 and 2006, respectively (see Note 18). Amortization of the debt issuance costs was $1.8 million in 2008, $1.7 million in 2007, and $1.5 million in 2006. The components of the debt issuance costs recorded in the balance sheets are as follows at December 31 (dollar amounts in thousands):

	2008	2007
Debt issuance costs	$12,291	$12,739
Accumulated amortization	(3,174)	(1,365)

	$9,117	$11,374

Note 7 — Goodwill and Other Intangible Assets
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
We performed our annual impairment test for goodwill as of December 31 at each business unit. Our testing approach utilized a discounted cash flow analysis and further discounted to reconcile the aggregate reporting unit fair values to market fair value, as determined by the market price and the number of shares outstanding of our common stock. The fair value of our reporting units was compared to their corresponding book values. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and SFAS No. 142 prescribes the approach for determining the impairment amount, if any. In our 2008 test, we determined goodwill within our Advertising and Media Services reporting unit was impaired, resulting in a goodwill impairment charge of $11.2 million, which was recognized in the fourth quarter of 2008. The goodwill impairment charge is primarily driven by the erosion of the capital markets, the general economy and the resulting decrease in our stock price during the fourth quarter of 2008. The general economic conditions had a significant impact on the overall advertising market. This non-cash charge reduces goodwill recorded in connection with acquisitions made in 2007 and does not impact our overall business operations, including cash flows and debt covenants.
The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007 were as follows (dollar amounts in thousands):

	Hospitality	Other	Total
Balance as of December 31, 2006	$—	$—	$—
StayOnline acquisition	9,595	—	9,595
On Command acquisition	83,019	15,404	98,423
THN acquisition (20% minority interest)	—	3,275	3,275

Balance as of December 31, 2007	92,614	18,679	111,293
Impairment charge	—	(11,212)	(11,212)

Balance as of December 31, 2008	$92,614	$7,467	$100,081

In February 2007, we recorded $4.9 million of other intangibles in connection with the acquisition of StayOnline (see Note 3). Of the $4.9 million of acquired intangible assets, $1.5 million was assigned to software technology with an estimated economic life of five years and $3.4 million was assigned to hotel contracts and customer relationships with an estimated economic life of ten years. The intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.
In connection with the acquisition of On Command in April 2007 and the minority interest of THN in July 2007 (see Note 3), we recorded $130.2 million of other intangible assets. Of the $130.2 million of acquired intangible assets, $116.9 million was assigned to hotel contracts and customer relationships with an estimated economic life of twenty years, $5.4 million was assigned to content agreements and relationships, primarily related to studio programming agreements, with an estimated economic life of four years, $3.0 million was assigned to tradenames with an estimated economic life of seven years and $4.9 million was assigned to patents with an estimated economic life of five years. The economic life attributed to our acquired hotel contracts and customer relationships intangible asset is based on historically low attrition rates coupled with the long contract terms, which typically are for five to seven years. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The purchased intangibles are being amortized over their current estimated economic lives and are on an accelerated basis.

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
In connection with our annual SFAS No. 144 impairment review of intangible assets with definite lives, we recorded a write-down of $0.6 million related to the On Command studio programming agreements in the fourth quarter of 2008. The impairment charge was primarily driven by the erosion of the general economy and capital markets and impact on our Hospitality business.
We have the following intangible assets at December 31 (dollar amounts in thousands):

	2008		2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(11,274)	$120,315	$(4,884)
Other acquired intangibles	12,984	(11,079)	12,984	(8,263)
Tradenames	3,042	(1,079)	2,955	(225)
Acquired patents	5,100	(2,875)	5,032	(1,384)

	$141,441	$(26,307)	$141,286	$(14,756)

We recorded consolidated amortization expense of $11.6 million, $9.2 million and $1.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006. We estimate total amortization expense for the years ending December 31, as follows (dollar amounts in millions): 2009 — $9.2; 2010 — $8.1; 2011 — $7.1; 2012 — $6.6 and 2013 — $6.4. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.
Note 8 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (dollar amounts in thousands):

	2008	2007
Property, sales and other taxes	$8,876	$8,405
Compensation	7,406	11,485
Interest	109	—
Programming related	1,751	1,785
Restructuring and reorganization	2,436	5,774
Other	3,292	2,669

	$23,870	$30,118

Note 9 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (dollar amounts in thousands):

	2008	2007
Bank Credit Facility:
Bank term loan	$585,323	$621,875
Revolving credit facility	—	—
9.50% senior notes	—	10
Capital leases	3,197	2,709

	588,520	624,594
Less current maturities	(7,597)	(7,398)

	$580,923	$617,196

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving credit facility, which matures in April 2013. The term loan requires a quarterly repayment of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The agreement establishes financial covenants including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of December 31, 2008, our consolidated leverage ratio was 4.30 compared to the maximum allowable of 4.50 and our consolidated interest coverage ratio was 3.22 compared to the minimum allowable of 2.50. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The Credit agreement also requires that we notify the agent upon the occurrence of a “Material Adverse Effect” or prior to any draw on the Company's revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit agreement, the provision of such a notice is not an event of default but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into, and thereafter maintain, hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 91% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of December 31, 2008 was 3.46%. Our Credit Facility does not contain any call features or re-pricing options. As of December 31, 2008, we were in compliance with all financial covenants required of our bank Credit Facility.
In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations and manage our level of capital investment. To some extent, this is subject to general economic climate and business conditions beyond our control. The actions within our control include our prudent management of capital investment, operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our cost structure and aggressively reducing the level of debt. During the fourth quarter of 2008, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $2.9 million of outstanding debt at 50% of par value and recorded a gain on extinguishment of debt of $1.4 million. During January of 2009, we acquired an additional $15.2 million of outstanding debt at an average of 61% of par value. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million. We are committed to reducing our debt and are taking actions to remain in compliance with debt covenants. Though we expect to meet all debt covenants during 2009, our ability to comply with these covenants depends on achieving our planned operating results, including further debt reductions. Given the economic uncertainties impacting travel and lodging, constraints in the credit markets, consumer conservatism and other market dynamics, we cannot be assured of meeting our planned results and the required covenants. If we are not able to remain in compliance with the debt covenants, it may have a material adverse affect on our business and financial condition and we may need to amend the Credit Facility or seek a waiver of the covenants. If a waiver or other relief is not granted, an amendment to the Credit Facility may significantly increase our interest costs, add upfront fees and other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a material adverse impact on the Company.
In April 2007, we entered into two interest rate swap agreements with notional values of $312.5 million, at a rate of 5.09%, and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature. All of the swap agreements are issued by Credit Suisse International.
During 2008, we made optional payments totaling of $27.5 million on the term loan, in addition to the required payments of $6.3 million, and wrote off $0.4 million of related debt issuance costs. In March 2008, we borrowed $30.0 million against the revolving portion of the Credit Facility. We repaid $23.0 million in March 2008 and the remaining $7.0 million in April 2008.

The Credit Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of December 31, 2008, we had outstanding letters of credit totaling $478,000.
9.50% Senior Notes — In June 2003, we issued $200.0 million of unsecured 9.50% Senior Subordinated Notes (the “Notes”), due June 15, 2013. In April 2007, we tendered 199,990 Notes out of the total 200,000 Notes outstanding, representing principal of $199,990,000. In total, we paid $18.6 million, plus accrued interest, to tender for the Notes. The remaining 10 Notes, representing principal of $10,000, were redeemed in June 2008.
Capital Leases — As of December 31, 2008, we had total capital lease obligations of $3.2 million. Equipment acquired under capital lease arrangements totaled $1.9 million, $1.8 million and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (dollar amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$6,250	$6,250	$6,250	$6,250	$6,250	$554,073
Capital leases	1,520	1,102	661	242	—	—

	7,770	7,352	6,911	6,492	6,250	554,073
Less amount representing interest on capital leases	(173)	(101)	(43)	(11)	—	—

	$7,597	$7,251	$6,868	$6,481	$6,250	$554,073

We do not utilize special purpose entities or off-balance sheet financial arrangements.
As previously noted, our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility including financial covenants restrict, among other things, our ability and the ability of our subsidiaries to:
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

➢ effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

➢ create liens on our assets.
Events beyond our control, including changes in general economic and business conditions, as well as our financial performance, may adversely affect our business. In addition, the Credit Facility contains certain financial ratio and financial condition covenants. Such changes in general economic and business conditions, or our financial performance, may affect our ability to meet those financial ratios and financial conditions tests and to otherwise remain in compliance with the requirements of our Credit Facility and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, or require us to amend the credit agreement resulting in significantly higher annual interest expense and such a default may cause a default under some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to compete effectively or take advantage of new business opportunities.

Note 10 — Commitments and Contingencies
Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to five years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For our television on-demand programming, we obtain rights to release television on-demand content, for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also have rights to digital music content through our wholly-owned subsidiary. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services, subject to a monthly minimum. For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue, subject to a minimum guarantee. These agreements contain various restrictions, including default and termination procedures.
Minimum Guarantees — In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are two to five years in length. The unpaid balance of programming related minimum guarantees, reflected as a liability in our consolidated balance sheet as of December 31, 2008, was approximately $2.5 million. We account for our minimum guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
At December 31, 2008, our obligations for programming related guarantees, primarily Nintendo programming, aggregated to approximately $23.7 million, including the amount noted above. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services. The monthly royalty is subject to a minimum only when the percent of revenue generated does not meet the contractual threshold. Our estimate for future minimum royalty amounts payable are as follows: $6.8 million in 2009, $6.7 million in 2010, $4.2 million in 2011, $4.2 million in 2012 and $1.8 million in 2013.
Operating Leases — We have entered into certain operating leases, which at December 31, 2008, require future minimum lease payments, as follows: 2009 — $3.0 million; 2010 — $2.0 million; 2011 — $0.7 million; 2012 — $0.3 million, and 2013 — $0.3 million. The leases, which relate to combination warehouse/office facilities for installation and service operations, expire at dates ranging from 2009 to 2015. Rental expense under all operating leases was $2.6 million, $2.6 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Legal Proceedings — We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleges the Company infringes a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks.” On February 3, 2009, the Company entered into a settlement agreement with the plaintiff to license the patent in question, as well as related patents, for a license fee equal to $450,000, which, once paid, will be amortized over the 15 year life of the patents. In light of the license agreement, the Court has stayed the proceedings until the payment of the license fee is made in June of 2009, at which time the case will be dismissed with prejudice.
On July 11, 2008, LinkSmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004, entitled “User Specific Automatic Data Redirection System.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. It is anticipated all pending cases will be consolidated. The Company believes it does not infringe the patent in question, has filed responsive pleadings, and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit.

Note 11 — Stockholders’ Equity
Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors.
Common Stock — In April 2007, we issued 2.05 million shares of common stock as part of the purchase price of On Command (see Note 3). The fair value of the common stock issued, as measured in accordance with EITF Issue No. 99-12 guidelines, was $50.1 million. In connection with the acquisition of On Command in April 2007, we completed the sale of one million shares of our common stock to PAR Investment Partners, L.P. in exchange for $23.35 million in cash. The proceeds from this transaction were used to fund a portion of the acquisition purchase price.
Share Repurchase Program — In December 2007, our Board of Directors authorized a stock repurchase program of up to $15.0 million, the full amount currently permitted under our Credit Facility. As of December 31, 2008, we had repurchased 530,000 shares at a cost of $5.7 million (an average price of $10.83 per share) and $9.3 million remained available under the plan for share repurchases.
Stockholder Rights Plan — In February 2008, we adopted a stockholder rights plan, which was approved by the stockholders at the Annual Meeting on May 14, 2008. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event an offer for LodgeNet is received which is either inadequate or not in the best interest of all stockholders.
Note 12 — Stock Option Plans
The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, non-vested shares (restricted stock), stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of December 31, 2008, there were 1,500,000 shares authorized under this plan and 126,762 shares available for grant. In addition to the stock option and non-vested share awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
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
Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. In March 2005, the SEC issued SAB No. 110, “Share-Based Payment,” providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB No. 110 in our adoption of SFAS No. 123R. We adopted SFAS No. 123R using the modified prospective transition method. In accordance with that method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized in 2008, 2007 and 2006 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following amounts were recognized in our consolidated statement of operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Compensation Cost:
Stock options	$1,185	$506	$700
Non-vested (restricted) shares	1,090	1,231	977

Total share-based compensation expense	$2,275	$1,737	$1,677

For the year ended December 31, 2008, the cash received from stock option exercises was nominal. Cash received from stock option exercises for the years ended December 31, 2007, and 2006 was $17.1 million and $4.2 million, respectively. SFAS No. 123R requires the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the year ended December 31, 2008 included non-cash compensation expense related to stock options of $1.2 million and non-cash compensation expense in the amount of $1.1 million related to non-vested shares (restricted stock).
Stock Option Valuation and Expense Information under SFAS No. 123R
For the year ended December 31, 2008, we granted 105,000 stock options to non-employee directors of the Company and granted 266,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with SFAS No. 123R. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
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
The expected life of stock options granted to employees and non-employee directors represents the weighted average period those options are expected to remain outstanding and is based on analysis of historical behavior of employees and non-employee director option holders. Prior to 2008, the expected life of stock options granted to employees represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within SAB No. 110.
Share-based compensation expense recognized in our results for the years ended December 31, 2008, 2007, and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were estimated based on our historical experience. Prior to adoption of SFAS No. 123R, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS No. 123, as disclosed in the Notes to Consolidated Financial Statements, for the related periods.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31 are set forth in the table below:

	Years Ended December 31,
	2008	2007	2006
Weighted average fair value of options granted	$5.32	$16.40	$12.23

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.4%	4.5%	4.4%
Weighted average expected volatility	45.4%	49.6%	53.5%
Weighted average expected life — employee	5.25 years	6.25 years	N/A
Weighted average expected life — officers	5.75 years	6.25 years	N/A
Weighted average expected life — non-employee director	8.00 years	N/A	8.47 years
The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in years	Value
Outstanding, December 31, 2005	2,492,075	$16.33
Granted	25,000	19.09
Exercised	(587,721)	14.28
Forfeited/canceled	(56,400)	21.79

Outstanding, December 31, 2006	1,872,954	16.85
Granted	127,500	30.51
Exercised	(818,454)	15.96
Forfeited/canceled	(16,550)	17.78

Outstanding, December 31, 2007	1,165,450	18.96
Granted	371,500	11.32
Exercised	(100)	10.24
Forfeited/canceled	(34,500)	11.85

Outstanding, December 31, 2008	1,502,350	$17.23	5.5	$—

Options exercisable, December 31, 2008	1,076,100	$17.73	4.1	$—

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options which would have been received by the option holders had all option holders exercised their options on December 31, 2008. The total intrinsic value of options exercised for the year ended December 31, 2008, was nominal. For the years ended December 31, 2007, and 2006, the total intrinsic value of options exercised was approximately $12.3 million and $4.3 million, respectively.
The fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was approximately $783,000, $190,000, and $650,000, respectively.
For the year ended December 31, 2008, 31,000 vested options to purchase shares with a weighted average exercise price of $11.35 expired. The remaining outstanding share options expire in 2009 through 2018.
Non-Vested Shares (Restricted Stock)
For the years ended December 31, 2008, 2007 and 2006, we awarded 26,000, 16,323 and 28,250 shares of time-based restricted stock (non-vested shares), respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant, with 50% vested at the end of year three and 50% at the end of year four. However, in 2007, 3,823 shares were awarded with 50% vesting in the first quarter of 2008, and 50% vesting in the first quarter of 2009. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.

For the years ended December 31, 2008, 2007, and 2006, we awarded 35,000, 12,000 and 12,500 shares of time-based restricted stock (non-vested shares), respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
In 2006, we awarded 101,550 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees, which vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The vesting of the performance based restricted stock (non-vested shares) was contingent on our financial achievement of a cumulative performance metric at December 31, 2008. The Compensation Committee of the Board of Directors was obligated to equitably adjust the performance metric as a result of the 2007 acquisitions. We achieved the adjusted performance metric at December 31, 2008. As of December 31, 2008, compensation expense for this award was fully recognized.
In 2007, we awarded 3,658 shares of performance-based restricted stock (non-vested shares) to certain officers and key employees, which vest according to the terms of our Restricted Stock Agreement for Performance-Based Vesting. The fair value of the performance-based restricted stock is not currently being amortized ratably over the period the performance metric is being measured. The Compensation Committee of the Board of Directors has the right to amend the performance metric. We currently do not expect to achieve these performance goals. If such goals are expected to be met, compensation cost will be recognized over the remaining period. In 2008, we did not award shares of performance-based restricted stock (non-vested shares) to any employees.
We recorded the following amounts in our consolidated statements of operations related to non-vested shares (restricted stock) for the years ended December 31 (dollar amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Compensation cost — non-vested shares:
Time-based vesting	$595	$753	$530
Performance-based vesting	495	478	447

Total share-based compensation expense — non-vested shares	$1,090	$1,231	$977

A summary of the status of non-vested shares and changes as of December 31, 2008 is set forth below:

	Year Ended
	December 31, 2008
	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Non-vested	Grant-date	Non-vested	Grant-date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of period	79,323	$20.76	101,608	$15.10
Granted	61,000	10.06	—	—
Vested	(47,063)	15.78	—	—
Forfeited/canceled	(1,176)	31.10	(2,574)	31.10

Outstanding, end of period	92,084	$16.08	99,034	$14.68

Unrecognized Compensation Expense
As of December 31, 2008, unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2008	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$2,472	31.7
Non-vested shares — time based vesting	594	18.6
Non-vested shares — performance based vesting	—	—

Total unrecognized compensation cost	$3,066

Note 13 — Warrants
In October 2000, we entered into an agreement with Hilton Hotels Corporation to provide LodgeNet’s interactive television services into Hilton’s owned, leased and joint venture hotels in the United States. Under terms of the agreement, Hilton was issued a warrant granting it the right to purchase up to 2.1 million shares of LodgeNet common stock over seven years at a price of $20.44 per share. The vesting period for these warrant shares ended October 9, 2005. As of December 31, 2005, there were 1,761,555 warrant shares outstanding under this agreement with Hilton. In December 2006, we issued 196,570 shares of our common stock pursuant to the exercise by Hilton, on a cashless basis, permissible by the agreement, of its warrant to purchase 1,761,555 shares of common stock. This represented all of the shares of our common stock Hilton was entitled to purchase pursuant to the warrant.
As of December 31, 2008, we did not have any warrants outstanding.
Note 14 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. In response to the current and anticipated economic uncertainties, in November 2008 we implemented an expense reduction program, which included, among other things, the suspension of the 401(k) corporate matching contribution. Our contribution expense for 2008, prior to the suspension, was $1.3 million. Our contribution expense was $1.0 million in 2007 and $0.9 million in 2006. The 401(k) corporate matching contribution is currently suspended for 2009.
Note 15 — Restructuring
We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result of our post acquisition restructuring activities, we incurred restructuring costs of $3.2 million during the year ended December 31, 2008 and $11.2 million during the year ended December 31, 2007, all of which are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses for 2008 consisted of approximately $1.4 million in employee severance, $1.6 million in redundant acquired facility consolidation and $0.2 million of other restructuring costs. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses related to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In response to the current and anticipated economic uncertainties, we implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the call center closure, we incurred approximately $1.9 million of severance related restructuring costs. The closure of the Atlanta call center is to be completed in the first quarter of 2009.
We estimate there will be additional expenses of $0.3 to $0.6 million charged to restructuring over the next six months related to severance for terminated employees and other exit-related costs arising from contractual and other obligations. Additional accruals and cash payments related to the closing of redundant leased facilities are dependent upon execution of subleasing arrangements.

F - 26

The above restructuring activities primarily occurred within our Hospitality business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	12/31/07	Charges to	Cash	12/31/08
	Balance	Expense	Payments	Balance
Severance and other benefit related costs	$5,289	$3,277	$(6,570)	$1,996
Cost of closing redundant acquired facilities	485	1,587	(1,632)	440
Other	—	183	(183)	—

Total	$5,774	$5,047	$(8,385)	$2,436

Note 16 — Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2008	2007	2006
Domestic	$(48,578)	$(67,692)	$1,159
Foreign	1,009	1,837	981

Total	$(47,569)	$(65,855)	$2,140

The provision (benefit) for income taxes varies from the federal statutory rate applied to total income as follows for the years ended December 31 (dollar amounts in thousands):

	2008	2007	2006
Federal income tax (benefit) expense computed at statutory rate (35%)	$(16,652)	$(23,049)	$749
State income taxes, net of federal benefit	466	403	441
Impairment charge	3,924	—	—
Other non-deductible items	124	345	134
Other	—	(58)	—
Net change to valuation allowance, excluding change due to acquisitions	12,987	21,676	(1,025)

Provision (benefit) for income taxes	$849	$(683)	$299

The provision (benefit) for income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2008	2007	2006
Current:
Federal	$—	$—	$—
State	642	622	224
Foreign	207	(1,305)	75

	849	(683)	299

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total income tax expense (benefit)	$849	$(683)	$299

F - 27

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist of the following at December 31 (dollar amounts in thousands):

	2008	2007	2006
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$204,466	$216,134	$64,096
Capital loss carryforwards	—	1,469	1,431
Reserves and accruals	2,854	1,579	1,588
Net deferred revenue	5,753	4,636	3,371
Book over tax depreciation/amortization	—	—	21,692
Other tax assets	9,457	8,292	—
Valuation allowance	(201,104)	(197,232)	(92,178)

Total deferred tax assets	21,426	34,878	—

Deferred tax liabilities:
Tax over book depreciation/amortization	(21,426)	(34,878)	—

Total deferred tax liabilities	(21,426)	(34,878)	—

Net deferred tax liability	$—	$—	$—

We evaluated the realization of deferred tax assets and reduced the carrying amount of these deferred tax assets by a valuation allowance. We considered various factors when assessing the future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.
Our valuation allowance increased $3.9 million in 2008. This increase was primarily due to an increase in federal and state net operating losses, book depreciation and amortization in excess of tax depreciation and amortization and other book-to-tax differences.
In 2007, we reported an acquired valuation allowance of $64.8 million for the deductible temporary differences, operating loss or tax credit carryforwards as a result of a 2007 acquisition. In 2008, this valuation allowance was reduced by $13.0 million to $51.8 million. The reduction was attributable to operating loss limitations by Section 382 of the Internal Revenue Code. If this valuation allowance is recognized in the future, tax benefits first recognized (that is, by elimination of the acquired valuation allowance of $51.8 million) in financial statements shall reduce income tax expense.
At December 31, 2008, we had net operating loss carryforwards for United States federal income tax purposes aggregating approximately $504.5 million and $520.2 million for United States state and local income tax purposes. There were also approximately $12.9 million of Canadian federal net operating loss carryforwards. At December 31, 2008, combined federal alternative minimum tax credit carryforwards, research and development credits, and foreign tax credits totaling $2.0 million were available to offset future regular tax liabilities. A portion of these loss carryforwards expire each year unless utilized. Tax loss carryforwards expiring in the next five years are as follows (dollar amounts in thousands): 2009 — $29,338; 2010 — $13,187; 2011 — $16,526; 2012 — $15,968; and 2013 — $0.
Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, our ability to utilize net operating losses and tax credit carryforwards generated prior to the 2007 acquisition may be limited as a result of such “ownership change” as defined.

F - 28

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements. We are not currently under audit in any income tax jurisdiction and have not signed any extensions to extend the statute of limitations to complete an audit. We are generally open for tax years after 2004.
The impact — increase (decrease) — on our balance sheet as of December 31, 2008 due to the adoption of FIN 48 is as follows (dollars amounts in thousands):

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Year Ended December 31, 2007:
Uncertain Tax Benefit	$1,305	$677	$(1,305)	$677

Year Ended December 31, 2008:
Uncertain Tax Benefit	$677	$—	$(96)	$581
The 2007 beginning balance represents a foreign tax position established prior to 2007 where the statute of limitations lapsed due to the expiration of the statutory period of assessment in 2007.
Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance. The total amount of unrecognized tax benefits, which, if recognized, would affect the effective tax rate at December 31, 2008, is $581,000. Unrecognized tax benefits were reduced in 2008 by $96,000 as a result of a tax position taken and the expiration of a statutory period of assessment. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
Note 17 — Segment Information
As a result of changes in our organization and internal financial reporting, which was completed in the fourth quarter of 2008, we operate in two reportable segments, Hospitality and Other. We identify our segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. The Hospitality business distributes entertainment and information services to the hospitality industry. Our immaterial healthcare and advertising businesses are reported within the Other segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, depreciation and amortization expenses, impairment and restructuring charges, other operating income, interest expense, gains and losses on the extinguishment and early retirement of debt, other (expense) income and income tax expense. We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

F - 29

Financial information related to our reportable segments for the years ended December 31, 2008, 2007 and 2006, is as follows (dollar amounts in thousands):

	2008	2007	2006
Total revenue:
Hospitality	$519,922	$474,473	$285,770
Other	13,957	11,115	2,443

Total	$533,879	$485,588	$288,213

(Loss) income before income taxes:
Hospitality	$167,104	$155,464	$111,744
Other	(2,455)	(1,412)	498

Operating profit	164,649	154,052	112,242
Corporate	(30,365)	(31,619)	(20,204)
Depreciation and amortization	(124,060)	(116,378)	(66,311)
Impairment charge	(11,212)	—	—
Restructuring charge	(5,047)	(11,158)	—
Other operating income	964	867	1,205
Interest expense	(42,551)	(40,950)	(25,730)
Gain on extinguishment of debt	1,446	—	—
Loss on early retirement of debt	(448)	(22,195)	(227)
Other (expense) income	(945)	1,526	1,165

(Loss) income before income taxes	$(47,569)	$(65,855)	$2,140

Capital expenditures:
Hospitality	$53,422	$70,142	$43,147
Other	376	85	137
Corporate	10,609	8,870	4,984

Total	$64,407	$79,097	$48,268

Total assets:
Hospitality	$542,862	$656,521	$239,241
Other	12,508	6,458	503
Corporate	34,416	30,844	23,465

Total	$589,786	$693,823	$263,209

The following table presents revenues by country based on the location of the customer for the year ended December 31 (dollar amounts in thousands):

	2008	2007	2006
United States	$497,860	$454,063	$275,190
Canada	31,327	27,794	12,310
Mexico	2,973	2,472	—
Other	1,719	1,259	713

Total	$533,879	$485,588	$288,213

Property and equipment by country based on the location of the assets were as follows at December 31 (dollar amounts in thousands):

	2008	2007	2006
United States	$254,077	$293,048	$177,979
Canada	14,791	24,093	7,791
Mexico	4,962	6,822	—

Total	$273,830	$323,963	$185,770

F - 30

Note 18 — Write-Off of Debt Issuance Costs
During 2008, we made optional payments of $27.5 million on the term loan and wrote off $0.4 million of related debt issuance costs.
In April 2007, we repaid our $225.0 million bank Credit Facility and redeemed 199,990 Notes, representing principal of $199,990,000, of our 9.50% Senior Notes due June 15, 2013. As a result of this payoff and early redemption, we recognized a $22.2 million loss representing call and tender premiums and related expenses and the write off of unamortized debt issuance costs, net of a deferred gain, from the termination of an interest rate swap arrangement where the 9.50% Senior Notes had been the underlying debt.
Note 19 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December	31,
2007
Revenues	$75,285	$134,914	$142,631	$132,758
Net loss	(28)	(34,032)	(11,410)	(19,702)
Per common share (basic and diluted)	$(0.00)	$(1.52)	$(0.50)	$(0.87)

2008
Revenues	$139,787	$137,347	$135,320	$121,425
Net loss	(13,011)	(7,461)	(6,278)	(21,668)
Per common share (basic and diluted)	$(0.58)	$(0.33)	$(0.28)	$(0.97)
Note 20 — Market Conditions
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

F - 31

LodgeNet Interactive Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions		Additions
	Balance	Charged to	Additions	Related to		Balance
	Beginning	Costs and	Related to	Other		End of
Description	of Period	Expenses	Acquisition	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2006:
Allowance for Excess or Obsolete System Components	$700	$946	$—	$—	$1,186	$460
Allowance for Doubtful Accounts	300	(154)	—	—	(29)	175
Allowance for System Removal	840	2,155	—	—	2,175	820
Deferred Tax Valuation Allowance	93,202	—	—	2,362	3,386	92,178

Year Ended December 31, 2007:
Allowance for Excess or Obsolete System Components	$460	$1,405	$—	$—	$1,190	$675
Allowance for Doubtful Accounts	175	392	—	—	135	432
Allowance for System Removal	820	2,115	—	—	2,513	422
Deferred Tax Valuation Allowance	92,178	—	64,755	40,637	338	197,232

Year Ended December 31, 2008:
Allowance for Excess or Obsolete System Components	$675	$513	$—	$—	$620	$568
Allowance for Doubtful Accounts	432	844	—	—	723	553
Allowance for System Removal	422	3,157	—	—	2,314	1,265
Deferred Tax Valuation Allowance	197,232	—	—	18,308	14,436	201,104

F - 32