Form 10-Q
period 2009-03-31
LODGENET INTERACTIVE CORP
filed 2009-05-08
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2009, there were 22,479,164 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,041	$10,800
Accounts receivable, net	68,350	63,620
Other current assets	8,364	9,107

Total current assets	83,755	83,527

Property and equipment, net	254,413	273,830
Debt issuance costs, net	8,158	9,117
Intangible assets, net	112,694	115,134
Goodwill	100,081	100,081
Other assets	8,418	8,097

Total assets	$567,519	$589,786

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$50,750	$44,291
Other current liability	12,935	1,446
Current maturities of long-term debt	7,416	7,597
Accrued expenses	20,253	23,870
Deferred revenue	14,797	17,168

Total current liabilities	106,151	94,372

Long-term debt	541,360	580,923
Other long-term liabilities	40,613	43,239

Total liabilities	688,124	718,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 23,009,164 and 23,014,164 shares outstanding at March 31, 2009 and December 31, 2008, respectively	230	230
Treasury stock, at cost: 530,000 shares at March 31, 2009 and December 31, 2008	(5,737)	(5,737)
Additional paid-in capital	332,924	332,649
Accumulated deficit	(410,098)	(416,056)
Accumulated other comprehensive loss	(37,924)	(39,834)

Total stockholders’ deficiency	(120,605)	(128,748)

Total liabilities and stockholders’ deficiency	$567,519	$589,786

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Hospitality	$124,041	$136,998
Other	4,051	2,789

Total revenues	128,092	139,787

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality	70,321	73,783
Other	2,819	2,127
Operating expenses:
System operations	10,326	15,387
Selling, general and administrative	10,425	15,225
Depreciation and amortization	27,105	33,100
Restructuring charge	107	2,002
Other operating (income) expense	(132)	10

Total direct costs and operating expenses	120,971	141,634

Income (loss) from operations	7,121	(1,847)

Other income and (expenses):
Interest expense	(9,881)	(10,974)
Gain on extinguishment of debt	9,295	—
Loss on early retirement of debt	(541)	—
Other income	175	11

Income (loss) before income taxes	6,169	(12,810)
Provision for income taxes	(211)	(201)

Net income (loss)	$5,958	$(13,011)

Net income (loss) per common share (basic)	$0.27	$(0.57)

Net income (loss) per common share (diluted)	$0.26	$(0.57)

Weighted average shares outstanding (basic)	22,479,164	22,782,100

Weighted average shares outstanding (diluted)	22,498,914	22,782,100

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$5,958	$(13,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,105	33,100
Gain on extinguishment of debt (non-cash)	(9,295)	—
Loss on early retirement of debt	541	—
Share-based compensation	271	509
Other, net	(135)	16
Change in operating assets and liabilities:
Accounts receivable, net	(4,449)	(4,556)
Other current assets	730	1,527
Accounts payable	6,499	(1,190)
Accrued expenses and deferred revenue	(6,039)	(4,287)
Other	(239)	(211)

Net cash provided by operating activities	20,947	11,897

Investing activities:
Property and equipment additions	(5,301)	(18,935)

Net cash used for investing activities	(5,301)	(18,935)

Financing activities:
Repayment of long-term debt	(8,200)	(1,563)
Payment of capital lease obligations	(523)	(413)
Borrowings on revolving credit facility	—	30,000
Repayments of revolving credit facility	—	(23,000)
Purchase of long-term debt	(10,750)	—
Proceeds from investment in long-term debt	91	—
Purchase of treasury stock	—	(4,662)

Net cash (used for) provided by financing activities	(19,382)	362

Effect of exchange rates on cash	(23)	(57)

Decrease in cash and cash equivalents	(3,759)	(6,733)
Cash and cash equivalents at beginning of period	10,800	25,569

Cash and cash equivalents at end of period	$7,041	$18,836

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2008, as filed with the Commission. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Land, building and equipment	$110,094	$111,870
Hotel systems:
Installed system costs	631,557	636,986
Customer acquisition costs	59,329	58,995
System components	32,221	31,409
Software costs	36,194	35,522

Total	869,395	874,782
Less — depreciation and amortization	(614,982)	(600,952)

Property and equipment, net	$254,413	$273,830

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command and the minority interest of THN. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually. We perform our goodwill impairment test for each business unit annually during the fourth quarter. Quarterly impairment testing is not required unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.

The carrying amount of goodwill by reportable segment for the quarter ended March 31, 2009 was as follows (dollar amounts in thousands):

	Hospitality	Other	Total
Balance as of December 31, 2008	$92,614	$7,467	$100,081
Activity during the quarter	—	—	—

Balance as of March 31, 2009	$92,614	$7,467	$100,081

In connection with the 2007 acquisitions of StayOnline, On Command and the minority interest of THN, we recorded intangible assets including software technology, hotel contracts and customer relationships, studio agreements, tradenames and patents. The acquired hotel contracts included a room base of more than 830,000 interactive rooms, which also included approximately 12,000 broadband rooms. The intangibles are being amortized over their current estimated economic lives, ranging from four to twenty years, and are on an accelerated basis.
We have other intangible assets consisting of certain acquired technology, patents, trademarks, customer relationships and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives, ranging from three to ten years. We review the intangible assets for impairment each reporting period to determine whether a triggering event or change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the useful lives or carrying amount of the assets.
We have the following intangible assets (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(12,866)	$120,315	$(11,274)
Other acquired intangibles	12,984	(11,458)	12,984	(11,079)
Tradenames	3,059	(1,227)	3,042	(1,079)
Acquired patents	5,112	(3,225)	5,100	(2,875)

	$141,470	$(28,776)	$141,441	$(26,307)

We recorded consolidated amortization expense of $2.5 million and $3.2 million, respectively, for the three months ended March 31, 2009 and 2008. We estimate total amortization expense for the nine months remaining in 2009 and the years ending December 31, as follows (dollar amounts in millions): 2009 — $6.7; 2010 — $8.1; 2011 — $7.1; 2012 — $6.6; 2013 — $6.4 and 2014 — $6.3. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
Note 4 — Earnings Per Share Computation
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

Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding non-vested stock awards are participating securities. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended March 31. For the period ended March 31, 2009, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the period ended March 31, 2008, potential dilutive common shares were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. Dollar amounts are in thousands, except share data:

	Three Months Ended
	March 31,
	2009	2008
Basic EPS:
Net income (loss)	$5,958	$(13,011)
Income (loss) allocated to participating securities	48	(100)

Net income (loss) available to common stockholders	$5,910	$(12,911)

Basic weighted average shares outstanding	22,479,164	22,782,100
Less participating securities included in weighted average shares outstanding	(181,118)	(175,137)

Weighted average shares outstanding for basic earnings per common share	22,298,046	22,606,963
Basic earnings per share	$0.27	$(0.57)

Diluted EPS:
Net income (loss)	$5,958	$(13,011)
Income (loss) allocated to participating securities	48	(100)

Net income (loss) available to common stockholders	$5,910	$(12,911)

Basic weighted average shares outstanding	22,479,164	22,782,100
Less participating securities included in weighted average shares outstanding	(181,118)	(175,137)

Weighted average shares outstanding for basic earnings per common share	22,298,046	22,606,963
Dilutive effect of potential shares	19,750	N/A

Weighted average shares outstanding for diluted earnings per common share	22,317,796	22,606,963
Diluted earnings per share	$0.26	$(0.57)

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Property, sales and other taxes	$8,878	$8,876
Compensation	5,038	7,406
Interest	138	109
Programming related	1,979	1,751
Restructuring and reorganization	1,018	2,436
Other	3,202	3,292

	$20,253	$23,870

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Bank Credit Facility:
Bank term loan	$546,066	$585,323
Revolving credit facility	—	—
Capital leases	2,710	3,197

	548,776	588,520
Less current maturities	(7,416)	(7,597)

	$541,360	$580,923

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan requires quarterly repayments of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The agreement establishes financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of March 31, 2009, our consolidated leverage ratio was 4.04 compared to the maximum allowable of 4.25 and our consolidated interest coverage ratio was 3.27 compared to the minimum allowable of 2.75. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the credit agreement, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into, and thereafter maintain, hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 93% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of March 31, 2009 was 3.17%. Our Credit Facility does not contain any call features or re-pricing options. As of March 31, 2009, we were in compliance with all financial covenants of our bank Credit Facility.

In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. To some extent, our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. However, we are committed to taking actions to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. During the first quarter of 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on extinguishment of debt of $9.3 million. As defined and permitted under our Credit Facility, we can make investments of up to $25.0 million. We achieved a consolidated leverage ratio of 4.04 compared to the maximum allowable of 4.25 for the first quarter of 2009. Nonetheless, if we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have an adverse impact on the Company.
In March 2009, in addition to the required quarterly payment of $1,562,500, we prepaid $6,637,500 on the term loan. In connection with the prepayment and our debt reduction initiative described above, we wrote off $541,000 of related debt issuance costs. There were no borrowings against the Revolver during the first quarter of 2009.
Due to the timing of debt purchases related to our debt reduction initiative described above, we recorded an Other Current Liability of $12.9 million as of March 31, 2009.
The Credit Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2009, we had outstanding letters of credit totaling $452,000, which reduce amounts available under the revolver.
Capital Leases — As of March 31, 2009, we have total capital lease obligations of $2.7 million. Equipment acquired under capital lease arrangements during the three months ended March 31, 2009 totaled approximately $39,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of March 31, 2009, long-term debt has the following scheduled maturities for the nine months remaining in 2009 and the full years ending December 31, 2010 and after (dollar amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$4,687	$6,250	$6,250	$6,250	$6,250	$516,379
Capital leases	1,005	1,065	658	251	—	—

	5,692	7,315	6,908	6,501	6,250	516,379
Less amount representing interest on capital leases	(116)	(103)	(39)	(11)	—	—

	$5,576	$7,212	$6,869	$6,490	$6,250	$516,379

We do not utilize special purpose entities or off-balance sheet financial arrangements.

As previously noted, our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, including financial covenants, restrict, among other things, our ability and the ability of our subsidiaries to:
•	borrow money;

•	pay dividends;

•	purchase or redeem stock;

•	repay subordinated indebtedness before its stated maturity date;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales;

•	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.
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
Note 7 — Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the periods ended March 31 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$5,958	$(13,011)
Foreign currency translation adjustment	(752)	(997)
Unrealized gain (loss) on interest rate swap agreements	2,662	(17,147)

Comprehensive income (loss)	$7,868	$(31,155)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Unrealized loss on interest rate swap agreements	$(37,709)	$(40,371)
Foreign currency translation adjustment	(215)	537

Accumulated other comprehensive loss	$(37,924)	$(39,834)

Note 8 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $9.9 million and $10.7 million, respectively, for the three months ended March 31, 2009 and 2008. Cash paid for taxes was $210,000 and $84,000 for the three months ended March 31, 2009 and 2008, respectively.
Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of SFAS No. 123 (Revised), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted SFAS No. 123R, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of SFAS No. 123R. Share-based compensation expense recognized in the three months ended March 31, 2009 and 2008 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Statement.
The following amounts were recognized in our consolidated statements of operations for share-based compensation plans for the periods ended March 31 (dollar amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Compensation cost (benefit):
Stock options	$170	$245
Non-vested shares	101	264

Total share based compensation expense	$271	$509

Compensation expense per common share (basic and diluted):	$0.01	$0.02

For the three months ended March 31, 2009, and March 31, 2008, there was no cash received from stock option exercises. SFAS No. 123R requires the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. Due to our net operating loss position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended March 31, 2009 and 2008, included non-cash compensation expense related to stock options of $170,000 and $245,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $101,000 and $264,000, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123R
For the three months ended March 31, 2009, we did not grant stock options to non-employee directors of the Company; however, we did grant 176,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with SFAS No. 123R. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends, therefore the dividend rate variable in the Black-Scholes-Merton model is zero.

Non-Vested Shares (Restricted Stock)
For the three months ended March 31, 2009, we did not award any shares of time-based or performance-based restricted stock (non-vested shares) to our non-employee directors or officers and employees of the Company.
Note 10 — Restructuring
We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result of our post acquisition activities, we reduced restructuring costs of $43,000, related to unused insurance benefits and employment services, during the three months ended March 31, 2009, whereas we incurred restructuring costs of $2,002,000 during the three months ended March 31, 2008, all of which are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses for the three months ended March 31, 2009 consisted of approximately $244,000 in redundant acquired facility consolidation and a reduction of approximately $287,000 in employee severance related costs, due to unused outplacement services and insurance benefits. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses relate to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In response to the current and anticipated economic uncertainties, we implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred approximately $165,000 in facility consolidation costs and reversed approximately $15,000 in severance related costs for the three months ended March 31, 2009. The closure of the facilities was completed in the first quarter of 2009.
We estimate there will be additional expenses of $0.2 to $0.5 million charged to restructuring over the next six months, primarily related to facilities closed but not yet subleased. Additional accruals and cash payments related to the closing of redundant leased facilities are dependent upon execution of subleasing arrangements.
The above restructuring activities primarily occurred within our Hospitality business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	12/31/08	Charges to	Cash	3/31/09
	Balance	Expense	Payments	Balance
Severance and other benefit related costs	$1,996	$(302)	$(1,294)	$400
Cost of closing redundant acquired facilities	440	409	(231)	618

Total	$2,436	$107	$(1,525)	$1,018

Note 11 — Fair Value Measurements
As discussed in Note 15, we adopted the previously deferred provisions of SFAS No. 157, “Fair Value Measurements,” on January 1, 2009 for nonfinancial assets and liabilities. The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. SFAS No. 157 includes a fair value hierarchy, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques, which are used to measure fair value and which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$37,709	$37,709	$40,371	$40,371
Long-term debt	$548,776	$434,102	$588,520	$295,858
The fair value of our long-term debt is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases which are reported at carrying value. For our capital leases, the carrying value approximates the fair value. The fair value of the interest rate swaps (used for purposes other than trading) is the estimated amount we would have to pay to terminate the swap agreement at the reporting date.
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is strictly hypothetical, since we plan to hold the swap agreements to maturity.
The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps - liability position	$37,709	$—	$37,709	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk and did not have a material impact on the fair value at March 31, 2009.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment, therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

Note 12 — Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions that result in a decrease in business or leisure travel can all effect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions remain weak or further decline over the next twelve months.
Note 13 — Segment Information
As a result of changes in our organization and internal financial reporting, which was completed in the fourth quarter of 2008, we operate in two reportable segments, Hospitality and Other. We identify our segments using the “management approach,” which designates the internal organization used by management for making operating decisions and assessing performance as the source of our reportable segments. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Based on relative size, our healthcare and advertising businesses are reported within the Other segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, depreciation and amortization expenses, impairment and restructuring charges, other operating income (expense), interest expense, gains and losses on the extinguishment and early retirement of debt, other income and income tax expense. We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the three months ended March 31 is as follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total revenues:
Hospitality	$124,041	$136,998
Other	4,051	2,789

Total	$128,092	$139,787

Income (loss) before income taxes:
Hospitality	$39,702	$43,198
Other	(4)	(795)

Operating profit	39,698	42,403
Corporate	(5,497)	(9,138)
Depreciation and amortization	(27,105)	(33,100)
Restructuring charge	(107)	(2,002)
Other operating income (expense)	132	(10)
Interest expense	(9,881)	(10,974)
Gain on extinguishment of debt	9,295	—
Loss on early retirement of debt	(541)	—
Other income	175	11

Income (loss) before income taxes	$6,169	$(12,810)

Note 14 — Derivative Information
Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which expands the quarterly and annual disclosure requirements about our derivative and hedging activities.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of March 31, 2009, we had entered into fixed rate swap agreements for 93% of the outstanding term loan at an average interest rate of 4.85%. In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a rate of 5.09%, and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. All of the swap agreements have been issued by Credit Suisse International. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature. As of March 31, 2009, we have no fair value hedges or derivatives which do not qualify to be designated as hedging instruments.
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” interest rate swaps can be designated as either cash flow hedges or fair value hedges. For those derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For those derivatives designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of March 31, 2009 is a follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Interest rate swaps	$537,500	Other long-term liabilities	$—	$(37,709)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at March 31, 2009 and December 31, 2008 was $37.7 million and $40.4 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2009 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
		Location of	Hedge
	Amount of	Gain (Loss)	Gain (Loss)	Ineffective Portion
	Gain (Loss)	Reclassified From	Reclassified from	Income
	Recognized	Accumulated	Accumulated	Statement
	in Other	Other	Other	Location of	Hedge
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	Gain (Loss)
Flow Hedge	Income	Income	Income	Recognized	Recognized
Interest rate swaps	$2,662	Interest expense	$—	None	$—
Note 15 — Effect of Recently Issued Accounting Standards
We adopted the previously deferred provisions of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. See Note 11 for disclosures associated with our fair value measurements.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. The adoption of SFAS No. 141R had no impact to the consolidated financial statements. Prospectively, we believe SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk-related, as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. We adopted this standard on January 1, 2009. See Note 14 for disclosures associated with our derivative instruments and hedging activities.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of the FSP, however, shall be applied prospectively to all intangible assets recognized in the financial statements as of the effective date. The application of this FSP did not have a material impact on our earnings, financial position or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method prescribed by SFAS No. 128, “Earnings Per Share.” We have determined our outstanding non-vested stock awards are participating securities, and effective January 1, 2009, we have computed our EPS accordingly. All previously reported EPS data has been retrospectively adjusted to conform to the new computation method. See Note 4.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of this FSP will have a significant impact to our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances which indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of this FSP will have a significant impact to our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in SFAS No. 141R to require assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The FSP eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. This FSP also requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. The FSP is effective for assets or liabilities arising from contingencies we would acquire in a business combination occurring after January 1, 2009. We believe the adoption of FSP FAS 141R-1 could have a material impact on how a future acquisition would affect our consolidated financial position, results of operations or cash flows.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including System Operations and SG&A expenses, capital investment and debt reduction, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 13, 2009, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures and recessionary threats and developments);

➢	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	decreases in hotel occupancy, whether related to economic conditions or other causes;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services, programming costs, availability, timeliness and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties, and delays;

➢	relationships with clients and property owners;

➢	the availability of capital to finance growth;

➢	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available for other business purposes, and the violation of which would constitute an event of default;

➢	the impact of governmental regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of March 31, 2009, we provided interactive media and connectivity solutions to approximately 10,100 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide on-demand guest entertainment services, cable television programming, advertising media services and broadband Internet access in approximately 1.8 million, 1.1 million, 1.1 million and 229,000 hotel rooms, respectively. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of March 31, 2009, our system was installed in 33 healthcare facilities. We had 10 additional hospitals under contract, scheduled to be installed in future periods.

While there have been some signs of stabilization in the travel industry, the current operating environment remains challenging and we will continue to take a very conservative approach to operating expenses and capital expenditures. During the next two quarters, we anticipate we will maintain systems operations and SG&A expenses within the $21.0 to $23.0 million per quarter range, and we will hold our quarterly capital investment program to the $5.0 to $6.0 million level, pending a further rebound in the economy. As a result, we will continue to be in a position to allocate a substantial majority of our cash flow from operations to reducing our debt and debt leverage ratios. We remain committed to reducing debt and will take actions we believe are necessary and reasonable to remain in compliance with our debt leverage covenants throughout 2009.
Our total revenue for the first quarter of 2009 was $128.1 million, a decrease of $11.7 million or 8.4%, compared to the first quarter of 2008. The decrease in revenue was primarily from Guest Entertainment services offset, in part, by increases in revenue from Hotel Services, System Sales, and Professional Services to hotels and System Sales to hospitals. The average monthly total revenue per room per month was $22.99 for the first quarter of 2009 compared to $25.12 for the first quarter of 2008, a decrease of 8.5%.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $13.0 million or 9.5%, to $124.0 million for the first quarter of 2009 as compared to $137.0 million for the prior year quarter. As a result of the current state of the economy, hotel occupancy declined by approximately 12.2% during the first quarter 2009 compared to the same period last year. Average monthly Hospitality revenue per room was $22.26 for the first quarter of 2009, a decrease of 9.6% as compared to $24.62 per room in the first quarter of 2008.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and Internet access through the television, decreased $22.7 million or 22.9%, to $76.5 million in the first quarter of 2009. The decline resulted from a reduction in occupancy rates and a cautious consumer environment. On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2009 declined 23.0% to $13.73 compared to $17.83 for the first quarter of 2008. Average monthly movie revenue per room was $12.93 for the first quarter of 2009, a 21.7% reduction as compared to $16.51 per room in the prior year quarter. Hotel Services revenue, which includes revenue paid by hotels for television programming and broadband Internet service and support, increased $3.5 million or 11.8%, to $32.9 million during the first quarter of 2009 versus $29.4 million in the first quarter of 2008. On a per-room basis, monthly Hotel Services revenue for the first quarter of 2009 increased 11.5% to $5.90 compared to $5.29 for the first quarter of 2008. Monthly television programming revenue per room increased 12.8% to $5.37 for the first quarter of 2009 as compared to $4.76 for the first quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. System Sales and Related Services, which includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels, increased $6.3 million or 74.9%, to $14.7 million during the first quarter of 2009 versus $8.4 million in the first quarter of 2008. During the quarter, we completed a large HDTV equipment conversion contract, which contributed approximately $4.2 million of the increase.
Other Revenue, including the sale of interactive systems and services to Healthcare facilities and revenue from Advertising and Media Services, increased $1.3 million or 45.2%, to $4.1 million during the first quarter of 2009 versus $2.8 million in the first quarter of 2008. For the first quarter of 2009, Healthcare revenue increased by $1.6 million and Advertising and Media revenue decreased by $0.3 million, or 16.1%, versus the prior year quarter.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $73.1 million in the first quarter of 2009, a decrease of $2.8 million or 3.6%, as compared to $75.9 million in the first quarter of 2008. The decrease in total direct costs was primarily related to decreased hotel commissions and royalties of $8.5 million, which varies with revenue, offset, in part, by increases in the amount paid for television programming of $2.5 million, which varies with the number of rooms served, and incremental equipment and service direct costs of $4.4 million, which varies with revenue. For the first quarter of 2009, total direct costs as a percentage of revenue were 57.1% as compared to 54.3% for the first quarter of 2008. The increase in direct costs as a percentage of revenue was driven by a change in the composition of our revenue, quarter over quarter, by the increased percentage of revenue derived from television programming and system sales, which generally have a lower margin.

System operations expenses and selling, general and administrative (SG&A) expenses were $20.8 million in the first quarter of 2009 compared to $30.6 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 8.1% this quarter as compared to 11.0% in the first quarter of 2008. Per average installed room, system operations expenses decreased to $1.85 per room per month this quarter as compared to $2.77 in the prior year quarter. As a percentage of total revenue, SG&A expenses were 8.1% in the current quarter compared to 10.9% in the first quarter of 2008. SG&A expenses per average installed room were $1.87 this quarter as compared to $2.74 in the first quarter of 2008. There were no integration costs included within this quarter’s operating expenses, compared to approximately $0.8 million in the prior year quarter. The decreases were the result of achieving the expected synergies related to the consolidation of duplicative general and administrative functions of acquired companies and related operations, as well as our expense reduction initiatives taken during the fourth quarter of 2008 and the first quarter of 2009.
Hospitality
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites which provide on-demand movies, rental companies which provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•	Consumer Sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during the last half of 2008 and the first quarter of 2009, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may increase to levels previously experienced by the Company.

The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV ®, and distributed to approximately 60% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity and provide bandwidth management tools. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our nationwide field service network and a 24-hour call center to support calls from hotel customers.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, Internet conference services, and professional design, project management and installation services.
Key Metrics:
Special Note Regarding the Use of Non-GAAP Financial Information
To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use free cash flow, a non-GAAP measure derived from results based on GAAP. Free cash flow is defined by the Company as cash provided by operating activities less cash used for investing activities, including growth related capital. The presentation of this additional information is not meant to be considered superior to, in isolation of, or as a substitute for, results prepared in accordance with GAAP.

We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities and consideration paid for acquisitions. Free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) which do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting free cash flow information. Our definition of free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing free cash flow may not be comparable to other similarly titled measures of other companies.
Rooms Served
One of the metrics we monitor within our Hospitality business is the number of rooms we serve for our various services. As of March 31, we had the following number of rooms installed with the designated service:

	March 31,
	2009	2008
Total rooms served (1)	1,973,472	1,968,000
Total Guest Entertainment rooms (2)	1,849,304	1,863,599
Total Cable Television Programming (FTG) rooms (3)	1,106,833	1,076,894
Total THN SuperBlock rooms (4)	372,489	357,104
Total THN VOD rooms (5)	1,144,633	543,794
Total Broadband Internet rooms (6)	229,184	221,906
Net new Guest Entertainment rooms for the three months ended (7)	(17,049)	9,156

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms are equipped with our interactive television systems.

(3)	Cable television programming (FTG) rooms receive basic or premium television programming.

(4)	Includes rooms receiving satellite-delivered television channels.

(5)	Includes rooms receiving server-based channels.

(6)	Represents rooms receiving high-speed Internet service and are included in total rooms served.

(7)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 5,960 and 17,331 for the three months ended March 31, 2009 and 2008, respectively.
Net new Guest Entertainment rooms for 2009 is negative due to the de-installation of rooms we consider to be unprofitable to maintain and fewer new rooms installed as result of our reduced capital investment activity.
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

	March 31,
	2009	2008
Net new HDTV rooms for the three months ended (1)	7,799	23,588
Total HDTV rooms installed (1)	199,290	109,980
HDTV rooms as a percent of total Guest Entertainment rooms	10.8%	5.9%

(1)	HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.
Capital Investment Per VOD Room
The average investment per room associated with an installation can fluctuate due to the type of interactive television system installed, engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room on a comparable room base during the periods ended:

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2009	2008	2008	2007
Average cost per room — new installation	$459	$390	$389	$399
Average cost per room — conversion	$357	$340	$295	$309
Average cost per HD room — new installation	$465	$413	$398	$460
Average cost per HD room — conversion	$357	$348	$320	$329
The decrease in the average cost per new and converted HD rooms from 2007 to 2008 was primarily driven by the change in average room size of the property, engineering efforts and hotel capital contributions. As a result of our reduction in capital expenditures in the first quarter of 2009, the increase in the average cost per new and converted HD rooms from 2008 to 2009 was primarily driven by a smaller room base to absorb certain fixed overhead costs and a smaller average room size to absorb the fixed equipment costs.
Average Revenue Per Room
We closely monitor the revenue we generate per average Hospitality room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, the popularity of movie content, consumer sentiment, the mix of services purchased, mix of travelers, the availability of alternative programming and the overall economic environment. During the quarter, occupancy decreased approximately 12.2% as compared to the first quarter of 2008. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. The following table sets forth the components of our Hospitality revenue per room for the three months ended March 31:

	Three Months Ended
	March 31,
	2009	2008
Average monthly revenue per room:
Hospitality
Guest Entertainment	$13.73	$17.83
Hotel Services	5.90	5.29
System Sales and Related Services	2.63	1.50

Total Hospitality revenue per room	$22.26	$24.62

Certain contracts within our acquired On Command customer base included substantial discounts for satellite-delivered basic and premium television programming, which negatively impacted Hotel Services revenue. We expect to eliminate these discounts as these sites are upgraded to high-definition television capabilities.
Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality direct expenses per room and as a percentage of total revenue during the three months ended March 31:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Percent		Percent
		of Total		of Total
	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality
Guest Entertainment	$5.51	24.0%	$7.20	28.7%
Hotel Services	5.24	22.8%	4.91	19.5%
System Sales and Related Services	1.87	8.1%	1.15	4.6%

Total Hospitality Direct Costs per room	$12.62	54.9%	$13.26	52.8%

The decrease in the average direct cost per Guest Entertainment room from 2008 to 2009 varies with revenue and was driven by a change in the mix of products purchased and the amount of commissions earned by the hotels.
Healthcare
Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
•	revenue generated from the sale of the interactive system hardware, software license and installation services;

•	revenue from the sale and installation of DIRECTV satellite equipment and related programming;

•	revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, DIRECTV satellite equipment and interactive systems; and

•	revenue generated from cable plant design, modification and installation, as well as television installation services.

Sales and Installation
The metrics we monitor within the Healthcare business are the number of systems sold and installed. We sold and installed our systems in the following numbers as of March 31:

	2009	2008
Systems sold (1)	45	29
Beds sold	10,406	6,866
Systems installed (2)	33	21
Beds installed	6,151	4,387

(1)	Systems sold on a cumulative basis.

(2)	Systems installed with active service and maintenance agreements.
At March 31, 2009, we had 10 additional healthcare facilities under contract for installation in future periods, representing approximately 2,200 beds.
Advertising and Media Services
We deliver advertising-supported media into select hotel segments from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. As of March 31, 2009, we provide advertising media services to over 1.1 million hotel rooms with FreeViews programming and THN delivers targeted advertising to more than 372,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock.
General Operations
Total Operating Expenses
We also tightly monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (SG&A) primarily include payroll costs, stock based compensation, engineering development costs and legal, marketing, professional and compliance costs. The following table sets forth the components of our operating expenses per room for the three months ended March 31:

	Three Months Ended
	March 31,
	2009	2008
Sytems operations expenses	$1.85	$2.77
SG&A expenses	1.87	2.74
Depreciation and amortization (D&A)	4.42	5.38
Amortization of acquired intangibles	0.44	0.57
Restructuring charge	0.02	0.36
Other operating income, net	(0.02)	—

	$8.58	$11.82

Systems operations as a percent of total revenue	8.1%	11.0%
SG&A as a percent of total revenue	8.1%	10.9%
D&A as a percent of total revenue	19.2%	21.4%
Amortization of acquired intangibles as a percent of total revenue	1.9%	2.3%
Total operating expenses as a percent of total revenue	37.3%	47.0%

Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations. During 2009, we plan to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash provided by operating activities (1)	$20,947	$11,897
Property and equipment additions	(5,301)	(18,935)

	$15,646	$(7,038)

(1)	Cash provided by operating activities for the three months ended March 31, 2009 included $1.5 million of cash used for restructuring and reorganization related activities. The three months ended March 31, 2008 included $6.0 million of cash used for restructuring and integration related activities.
Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Expansion capital investment (1)	$2,478	$5,869
Renewal investment (2)	940	6,072
Corporate capital and minor extensions (3)	1,883	6,994

	$5,301	$18,935

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure, including computers, equipment, software development, minor system upgrades and system components.
Liquidity and Capital Resources
During the first three months of 2009, cash provided by operating activities was $20.9 million, which was negatively impacted by $1.5 million of cash used for restructuring related activities. For the first three months of 2009, we used $5.3 million of the cash we generated for property and equipment additions, including growth-related capital. During the first quarter of 2009, we also made an optional payment of $6.6 million against the Term B portion of our Credit Facility, in addition to the scheduled quarterly payment of $1.6 million. During the first three months of 2008, cash provided by operating activities was $11.9 million, which was negatively impacted by $6.0 million of cash used primarily for restructuring and integration related activities. For the first three months of 2008, we used cash for property and equipment additions, including growth-related capital, of $18.9 million. Cash as of March 31, 2009 was $7.0 million versus $10.8 million as of December 31, 2008.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund our business and comply with our financing obligations. During 2009, we plan to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of March 31, 2009, working capital was $(22.4) million, compared to $(10.8) million at December 31, 2008. The decrease was primarily due to the optional payments on the Term B portion of the Credit Facility and the purchases of debt during the first quarter of 2009.
The collectability of our receivables is reasonably assured, as supported by our broad customer base. Our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. We provide our services to various hotel chains, ownership groups and management companies. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf, thereby limiting our risk from hotel bankruptcies.
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan requires a quarterly repayment of $1,562,500, which began September 30, 2007. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 93% of the outstanding term loan at an average interest rate of 4.85%. The term loan interest rate as of March 31, 2009 was 3.17%, with an all-in weighted average interest rate as of March 31, 2009 of 6.31%. As of March 31, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2009	2008
Actual consolidated leverage ratio (1) (3)	4.04	4.45
Maximum per covenant	4.25	4.75

Actual consolidated interest coverage ratio (2) (3)	3.27	3.10
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.

Our debt covenant ratios will change as follows:

			Q3 2010
	Q3 2009	Q1 2010	to maturity
Maximum consolidated leverage ratio	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.75	3.00	3.00
In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. To some extent, our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. However, we are committed to taking actions to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. During the first quarter of 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on extinguishment of debt of $9.3 million. As defined and permitted under our Credit Facility, we can make investments of up to $25.0 million. We achieved a consolidated leverage ratio of 4.04 compared to the maximum allowable of 4.25 for the first quarter of 2009. Nonetheless, if we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have an adverse impact on the Company.
The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the credit agreement, the provision of such a notice is not an event of default, but if such an event occurred it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of March 31, 2009, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of March 31, 2009 was $548.8 million versus $588.5 million as of December 31, 2008.
In April 2007, we entered into interest rate swap agreements, with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements have been designated as, and meet the criteria for, cash-flow hedges and are not considered speculative in nature. All of the swap agreements have been issued by Credit Suisse International.
In March 2009, in addition to the required quarterly payment of $1,562,500, we prepaid $6,637,500 on the term loan. In connection with the prepayment and our debt reduction initiative described above, we wrote off $541,000 of related debt issuance costs. There were no borrowings against the Revolver during the first quarter of 2009.

Due to the timing of debt purchases related to our debt reduction initiative described above, we recorded an Other Current Liability of $12.9 million as of March 31, 2009.
The Credit Facility provides for the issuance of letters of credit up to $10.0 million, subject to customary terms and conditions. As of March 31, 2009, we had outstanding letters of credit totaling $452,000.
Obligations and commitments as of March 31, 2009 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$548,776	$7,416	$13,897	$12,646	$514,817
Interest on bank term loan (1)	92,149	18,567	37,101	36,285	196
Interest on derivative instruments (net)	70,556	19,107	29,572	21,877	—
Operating lease payments	5,763	2,739	2,265	614	145
Purchase obligations (2)	3,034	3,034	—	—	—
Nintendo minimum royalty (3)	17,500	4,200	8,400	4,900	—
Minimum royalties and commissions (4)	4,436	2,625	1,762	49	—

Total contractual obligations	$742,214	$57,688	$92,997	$76,371	$515,158

		Amount of commitment expiration per period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$452	$452	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders primarily for the procurement of system components.

(3)	Nintendo video game royalties pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum.

(4)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
Seasonality
Our quarterly operating results are subject to fluctuation, depending upon hotel occupancy rates and other factors, including travel patterns and the economy. Our hotel customers typically experience higher occupancy rates during the second and third quarters due to seasonal travel patterns and, accordingly, we historically have higher revenue and cash flow in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by consumer purchasing behavior. We have no control over when new content is released or how popular it will be, or the effect of economic conditions on consumer behavior.

Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares, and other economic conditions that result in a decrease in business or leisure travel can all effect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions remain weak over the next six to twelve months.

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenue Analysis. Total revenue for the first quarter of 2009 was $128.1 million, a decrease of $11.7 million or 8.4%, compared to the first quarter of 2008. The decrease in revenue was primarily driven by a decrease in Guest Entertainment revenue, offset by increases in revenue from Hotel Services and System Sales and Related Services to hotels and system sales to hospitals. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended March 31:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$76,488	59.7%	$99,203	71.0%
Hotel Services	32,889	25.7%	29,410	21.0%
System Sales and Related Services	14,664	11.4%	8,385	6.0%

Total Hospitality	124,041	96.8%	136,998	98.0%
Other	4,051	3.2%	2,789	2.0%

	$128,092	100.0%	$139,787	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $13.0 million or 9.5%, to $124.0 million in the first quarter of 2009 compared to $137.0 million in the first quarter of 2008. Average monthly Hospitality revenue per room was $22.26 in the first quarter of 2009, a decrease of 9.6% as compared to $24.62 in the prior year quarter.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music, time-shifted television and other interactive services, decreased $22.7 million or 22.9%, to $76.5 million in the first quarter of 2009 as compared to $99.2 million in the prior year quarter. The following table sets forth information with respect to revenue per Guest Entertainment room for the quarter ended March 31:

	2009	2008
Average monthly revenue per room:
Movie revenue	$12.93	$16.51
Other interactive service revenue	0.80	1.32

Total Guest Entertainment per room	$13.73	$17.83

On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2009 declined 23.0%, to $13.73 compared to $17.83 for the first quarter of 2008. Average monthly movie revenue per room was $12.93 for the first quarter of 2009, a 21.7% reduction as compared to $16.51 per room in the prior year quarter. This change in revenue was due to hotel room occupancy during the quarter being approximately 12.2% lower as compared to the first quarter of 2008, as well as an extremely cautious consumer environment. Non-movie Guest Entertainment revenue per room decreased 39.4% to $0.80 in the first quarter of 2009, driven by reductions from time-shifted television purchases, games, music, and TV Internet purchases.
Hotel Services revenue, which includes revenue from hotels for cable television programming and broadband Internet service and support, increased $3.5 million or 11.8%, to $32.9 million during the first quarter of 2009 versus $29.4 million in the first quarter of 2008. The following table sets forth information with respect to Hotel Services revenue per room for the quarter ended March 31:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.39	$4.76
Broadband	0.51	0.53

Total Hotel Services per room	$5.90	$5.29

On a per-room basis, monthly Hotel Services revenue for the first quarter of 2009 increased 11.5%, to $5.90 compared to $5.29 for the first quarter of 2008. Monthly cable television programming revenue per room increased 13.2%, to $5.39 for the first quarter of 2009 as compared to $4.76 for the first quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband revenue per room was $0.51 for the first quarter of 2009 as compared to $0.53 for the first quarter of 2008.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conferencing equipment and services, interactive television systems and HDTV installation services. For the first quarter of 2009, revenue increased $6.3 million or 74.9%, to $14.7 million as compared to $8.4 million for the first quarter of 2008. During the current quarter, we completed a large HDTV equipment conversion contract, which contributed approximately $4.2 million of the increase.
Other
Other revenue includes the sale of interactive systems and services to healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue increased $1.3 million or 45.2%, to $4.1 million during the first quarter of 2009 as compared to $2.8 million for the first quarter of 2008. Healthcare revenue increased by $1.6 million compared to the prior year quarter, while Advertising and Media Services revenue decreased $0.3 million versus the prior year quarter.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $2.8 million, to $73.1 million in the first quarter of 2009 as compared to $75.9 million in the first quarter of 2008. Total direct costs were 57.1% of revenue for the first quarter of 2009 as compared to 54.3% in the first quarter of 2008. The percentage increase resulted from a change in the composition of our revenue, quarter over quarter, driven by the increased percentage of revenue generated by television programming and system sales, which generally have a lower margin. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $70.3 million for the first quarter of 2009 compared to $73.8 million for the prior year quarter. The decrease in total direct costs was primarily related to a decrease in hotel commissions, offset, in part, by increases in the amount paid for television programming revenue, which varies with the number of rooms served, and incremental equipment and service costs. On a weighted average basis, Hospitality direct costs increased 360 basis points primarily from the sale of professional services to hotels and 320 basis points due to the lower margin cable television programming. Other direct costs, which include the sale of interactive systems and equipment to healthcare facilities and revenue from Advertising and Media Services, increased 70 basis points. These increases were offset by a 470 basis point decrease in direct costs related to movie-based Guest Entertainment revenue.

The following table sets forth the primary change drivers of total direct costs for the quarter ended March 31:

	2009	2008	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	57.1%	54.3%	2.8%
Change drivers:
Hospitality
Guest Entertainment			(4.7)%
Hotel Services			3.2%
System Sales and Related Services			3.6%
Other			0.7%

			2.8%

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended March 31 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,326	8.1%	$15,387	11.0%
Selling, general and administrative	10,425	8.1%	15,225	10.9%
Depreciation and amortization	24,638	19.2%	29,948	21.4%
Amortization of acquired intangibles	2,467	1.9%	3,152	2.3%
Restructuring charge	107	0.1%	2,002	1.4%
Other operating (income) expense	(132)	-0.1%	10	0.0%

Total operating expenses	$47,831	37.3%	$65,724	47.0%

System operations expenses decreased $5.1 million or 32.9%, to $10.3 million in the first quarter of 2009 as compared to $15.4 million in the first quarter of 2008. As a percentage of total revenue, system operations expenses decreased to 8.1% this quarter as compared to 11.0% in the first quarter of 2008. Per average installed room, system operations expenses also decreased to $1.85 per room per month compared to $2.77 in the prior year quarter, due to the expected synergies from the consolidation of our acquired companies and related operations, as well as our expense mitigation initiatives during the fourth quarter of 2008 and first quarter of 2009.
Selling, general and administrative (SG&A) expenses decreased $4.8 million as a result of the expected synergies from the consolidation of duplicative general and administrative functions after the 2007 acquisitions, as well as our expense mitigation initiatives during the fourth quarter of 2008 and first quarter of 2009, from $15.2 million in the first quarter of 2008 to $10.4 million in the current quarter. There were no integration costs included within this quarter’s SG&A expenses, compared to approximately $0.7 million in the prior year quarter. As a percentage of revenue, SG&A expenses were 8.1% in the current quarter compared to 10.9% in the first quarter of 2008. SG&A expenses per average installed room were $1.87 as compared to $2.74 in the first quarter of 2008.

Depreciation and amortization expenses were $24.6 million in the first quarter of 2009 as compared to $29.9 million in the first quarter of 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $2.5 million in the first quarter of 2009 compared to $3.2 million in the prior year quarter. The declines were due to the reduction in capital investments and certain acquired assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 19.2% in the first quarter of 2009 compared to 21.4% in the first quarter of 2008, while amortization of acquired intangibles was 1.9% of revenue in the current quarter compared to 2.3% in the prior year quarter.
As a result of our post acquisition restructuring activities, we incurred restructuring costs of approximately $244,000 in redundant acquired facility consolidation and reduced costs of approximately $287,000 related to employee severance, due to unused outplacement services and insurance benefits, during the first three months of 2009. Employee severance costs relate to the phase out of duplicate general and administrative functions. The redundant acquired facility expenses relate to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In response to the current and anticipated economic uncertainties, we implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred approximately $165,000 in facility consolidation costs and reversed costs of approximately $15,000 related to employee severance for the first three months of 2009. The closure of the facilities was completed in the first quarter of 2009.
Operating Income (Loss). As a result of the factors described above, operating income was $7.1 million in the first quarter of 2009 compared to an operating loss of $(1.8) million in the first quarter of 2008.
Interest Expense. Interest expense was $9.9 million in the current quarter versus $11.0 million in the first quarter of 2008. The decrease resulted from the change in weighted average long-term debt, to $570.9 million in the first quarter of 2009 from $626.1 million in the first quarter of 2008. The weighted average interest rate decreased to 6.92% for the first quarter of 2009 versus 7.01% for the first quarter 2008.
Gain on Extinguishment of Debt. During the first quarter of 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of $9.3 million.
Loss on Early Retirement of Debt. During the first quarter of 2009, we prepaid $6.6 million on our term loan. As a result of the prepayment and the debt reduction initiative, we wrote off $0.5 million of unamortized debt issuance costs.
Other Income. In the first quarter of 2009, we recorded $17,000 of interest income and $158,000 of other income. In the first quarter of 2008, we recorded $29,000 of interest income offset by $18,000 of other expense.
Taxes. For the first quarter of 2009, we incurred state franchise taxes of $211,000. For the first quarter of 2008, we incurred state franchise taxes of $201,000.
Net Income (Loss). As a result of the factors described above, net income was $6.0 million for the first quarter of 2009 compared to a net loss of $(13.0) million in the prior year quarter.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content or one-time fixed fees for independent films. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our television programming services. We recognize revenue from the sale of television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties which have been installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.
•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation. Prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.
•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system. Prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by vendors other than us.
•	Other. We also generate revenue from the sale of miscellaneous system equipment, such as television remotes or other media devices, and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 372,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in more than 1.1 million of our rooms today, and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

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

Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually. We perform our goodwill impairment test for each business unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis and further discounted to reconcile the aggregate reporting unit fair values to market fair value, as determined by the market price and the number of shares outstanding of our common stock. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We are required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time.
In accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the remaining useful lives of our intangible assets with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant modifications to the useful lives or the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the carrying amount of these intangible assets and the reasonableness of the useful lives:

Years
Hotel contracts and relationships	10 — 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4
Recent Accounting Developments
We adopted the previously deferred provisions of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. See Note 11 for disclosures associated with our fair value measurements.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This standard significantly changes the framework related to accounting for business combinations and requires a substantial amount of new disclosures. This standard is effective for acquisitions in annual periods beginning on or after December 15, 2008; early adoption is prohibited. The adoption of SFAS No. 141R had no impact to the consolidated financial statements. Prospectively, we believe SFAS No. 141R will have a material impact on how we would identify, negotiate, and value any future acquisitions and a material impact on how a future acquisition would affect our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk—related, as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. We adopted this standard on January 1, 2009. See Note 14 for disclosures associated with our derivative instruments and hedging activities.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of the FSP, however, shall be applied prospectively to all intangible assets recognized in the financial statements as of the effective date. The application of this FSP did not have a material impact on our earnings, financial position or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method prescribed by SFAS No. 128, “Earnings Per Share.” We have determined our outstanding non-vested stock awards are participating securities, and effective January 1, 2009, we have computed our EPS accordingly. All previously reported EPS data has been retrospectively adjusted to conform to the new computation method. See Note 4.
In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of this FSP will have a significant impact to our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances which indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of this FSP will have a significant impact to our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in SFAS No. 141R to require assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The FSP eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. This FSP also requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. The FSP is effective for assets or liabilities arising from contingencies we would acquire in a business combination occurring after January 1, 2009. We believe the adoption of FSP FAS 141R-1 could have a material impact on how a future acquisition would affect our consolidated financial position, results of operations or cash flows.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At March 31, 2009, we had debt totaling $548.8 million with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$546,066	$431,392	3.17%
Capital leases	2,710	2,710	6.96%

	$548,776	$434,102	3.19%

The fair value of our long-term debt is estimated based on current rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value. For our capital leases, the carrying value approximates fair value. In addition, the fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.
We have three interest rate swap agreements, with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011 and a $100.0 million notional amount swap at a rate of 3.97%, which expires in December 2009. Including the interest rate swap arrangements, our all-in weighted average interest rate as of March 31, 2009 was 6.31%. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $540.2 million and variable rate debt of $8.6 million at March 31, 2009. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $86,000, assuming other variables remain constant.

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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the first quarter of 2009 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” The complaint does not specify an amount in controversy. The complaint does not specify the alleged manner of infringement. It is anticipated all pending cases will be consolidated. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit.
On April 20, 2009, Guardian Media Technologies, Ltd., a Texas limited partnership based in Austin, Texas, filed an action for patent infringement in the U.S. District Court for the Central District of California. While the Company is aware of the filing, the suit has not yet been served. The complaint alleges the Company and a number of other defendants infringe two expired patents, entitled “Selective Video Playing System” and “Automatic Censorship of Video Programs.” The same plaintiff has filed other similar cases against numerous other defendants. The suit does not specify an amount in controversy. Based on an initial analysis, the Company believes it does not infringe the patents in question and intends to vigorously defend the action.
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

LodgeNet Interactive Corporation

(Registrant)

Date: May 8, 2009	/s/ Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 8, 2009	/s/ Gary H. Ritondaro

Gary H. Ritondaro
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)

Page 46