Form 10-Q
period 2009-06-30
LODGENET INTERACTIVE CORP
filed 2009-08-07
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2009, there were 22,537,664 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries
As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet,” “LodgeNetRX,” “On Command,” “The Hotel Networks,” “LodgeNet360“and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. DIRECTV is a registered trademark of DIRECTV, Inc. Nintendo is a registered trademark of Nintendo of America, Inc. Apple and Mac are registered trademarks of Apple, Inc. All other trademarks or service marks used herein are the property of their respective owners.

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$61,159	$10,800
Accounts receivable, net	59,736	63,620
Other current assets	9,035	9,107

Total current assets	129,930	83,527

Property and equipment, net	236,893	273,830
Debt issuance costs, net	7,750	9,117
Intangible assets, net	110,483	115,134
Goodwill	100,081	100,081
Other assets	9,680	8,097

Total assets	$594,817	$589,786

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$41,875	$44,291
Other current liability	—	1,446
Current maturities of long-term debt	7,025	7,597
Accrued expenses	20,180	23,870
Deferred revenue	14,748	17,168

Total current liabilities	83,828	94,372

Long-term debt	540,148	580,923
Other long-term liabilities	35,696	43,239

Total liabilities	659,672	718,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at June 30, 2009 (liquidation preference of $1,000 per share or $57,500,000 total); none issued or outstanding at December 31, 2008	1	—
Common stock, $.01 par value, 50,000,000 shares authorized; 23,059,164 and 23,014,164 shares outstanding at June 30, 2009 and December 31, 2008, respectively	231	230
Treasury stock, at cost: 530,000 shares at June 30, 2009 and December 31, 2008	(5,737)	(5,737)
Additional paid-in capital	387,305	332,649
Accumulated deficit	(415,343)	(416,056)
Accumulated other comprehensive loss	(31,312)	(39,834)

Total stockholders’ deficiency	(64,855)	(128,748)

Total liabilities and stockholders’ deficiency	$594,817	$589,786

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Hospitality	$117,873	$132,490	$241,915	$269,487
Other	4,108	4,857	8,158	7,647

Total revenues	121,981	137,347	250,073	277,134

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality	65,387	69,750	135,709	143,532
Other	3,218	3,449	6,036	5,578
Operating expenses:
System operations	11,016	14,839	21,342	30,226
Selling, general and administrative	11,406	13,575	21,831	28,800
Depreciation and amortization	26,258	32,502	53,363	65,602
Restructuring charge	75	817	181	2,818
Other operating income	(45)	(877)	(176)	(867)

Total direct costs and operating expenses	117,315	134,055	238,286	275,689

Income from operations	4,666	3,292	11,787	1,445

Other income and (expenses):
Interest expense	(9,812)	(10,482)	(19,693)	(21,456)
(Loss) gain on extinguishment of debt	(4)	—	9,292	—
Loss on early retirement of debt	—	(79)	(541)	(79)
Other income (expense)	144	(25)	319	(14)

(Loss) income before income taxes	(5,006)	(7,294)	1,164	(20,104)
Provision for income taxes	(207)	(167)	(419)	(368)

Net (loss) income	(5,213)	(7,461)	745	(20,472)
Preferred stock dividends	(32)	—	(32)	—

Net (loss) income attributable to common stockholders	$(5,245)	$(7,461)	$713	$(20,472)

Net (loss) income per common share (basic)	$(0.23)	$(0.33)	$0.03	$(0.91)

Net (loss) income per common share (diluted)	$(0.23)	$(0.33)	$0.03	$(0.91)

Weighted average shares outstanding (basic)	22,432,311	22,289,919	22,418,286	22,448,309

Weighted average shares outstanding (diluted)	22,432,311	22,289,919	22,546,524	22,448,309

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$745	$(20,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,363	65,602
Gain on extinguishment of debt (non-cash)	(9,292)	—
Unrealized loss on derivative instruments	321	—
Loss on early retirement of debt	541	79
Share-based compensation	942	1,194
Gain due to insurance proceeds	—	(815)
Insurance proceeds related to business interruption	—	815
Other, net	(357)	(15)
Change in operating assets and liabilities:
Accounts receivable, net	3,994	132
Other current assets	75	751
Accounts payable	(2,494)	(1,786)
Accrued expenses and deferred revenue	(6,115)	(3,347)
Other	(600)	306

Net cash provided by operating activities	41,123	42,444

Investing activities:
Property and equipment additions	(10,971)	(38,723)

Net cash used for investing activities	(10,971)	(38,723)

Financing activities:
Repayment of long-term debt	(9,676)	(8,136)
Payment of capital lease obligations	(854)	(709)
Borrowings on revolving credit facility	—	30,000
Repayments of revolving credit facility	—	(30,000)
Purchase of long-term debt	(23,685)	—
Proceeds from investment in long-term debt	656	—
Purchase of treasury stock	—	(4,662)
Proceeds from issuance of preferred stock, net of offering costs	53,717	—

Net cash provided by (used for) financing activities	20,158	(13,507)

Effect of exchange rates on cash	49	(73)

Increase (decrease) in cash and cash equivalents	50,359	(9,859)
Cash and cash equivalents at beginning of period	10,800	25,569

Cash and cash equivalents at end of period	$61,159	$15,710

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2008, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs.
There were no subsequent events through the date the financial statements were issued on August 7, 2009, except as disclosed in Note 17.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Land, building and equipment	$109,969	$111,870
Hotel systems:
Installed system costs	634,791	636,986
Customer acquisition costs	56,060	58,995
System components	33,392	31,409
Software costs	35,745	35,522

Total	869,957	874,782
Less — depreciation and amortization	(633,064)	(600,952)

Property and equipment, net	$236,893	$273,830

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command and the minority interest of THN. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each unit annually during the fourth quarter. Quarterly impairment testing is not required unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. Our goodwill may be impaired if the market conditions continue to deteriorate or remain weak over the next six to twelve months.
The carrying amount of goodwill by reportable segment for the six months ended June 30, 2009 was as follows (dollar amounts in thousands):

	Hospitality	Other	Total
Balance as of December 31, 2008	$92,614	$7,467	$100,081
Activity during the period	—	—	—

Balance as of June 30, 2009	$92,614	$7,467	$100,081

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees. We account for these assets on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives, ranging from three to twenty years. We review the intangible assets for impairment each reporting period to determine whether a triggering event or change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the useful lives or carrying amount of the assets.
We have the following intangible assets (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(14,454)	$120,315	$(11,274)
Other acquired intangibles	12,984	(11,716)	12,984	(11,079)
Tradenames	3,071	(1,359)	3,042	(1,079)
Acquired patents	5,128	(3,486)	5,100	(2,875)

	$141,498	$(31,015)	$141,441	$(26,307)

We recorded consolidated amortization expense of $4.7 million and $5.8 million, respectively, for the six months ended June 30, 2009 and 2008. We estimate total amortization expense for the six months remaining in 2009 and the years ending December 31, as follows (dollar amounts in millions): 2009 – $4.5; 2010 – $8.1; 2011 – $7.1; 2012 – $6.6; 2013 – $6.4 and 2014 – $6.3. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
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

Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding non-vested stock awards and deferred stock units are participating securities. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended June 30. For the three months ended June 30, 2009, and the three and six months ended June 30, 2008, potential dilutive common shares are not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, potential common shares with exercise prices greater than the average market price of our common stock are excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2009, the shares of preferred stock were not included in the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. Dollar amounts are in thousands, except share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic EPS:
Net (loss) income	$(5,213)	$(7,461)	$745	$(20,472)
Preferred stock dividends	(32)	—	(32)	—

	$(5,245)	$(7,461)	$713	$(20,472)
(Loss) income allocated to participating securities	—	—	4	—

Net (loss) income available to common stockholders	$(5,245)	$(7,461)	$709	$(20,472)

Basic weighted average shares outstanding	22,432,311	22,289,919	22,530,102	22,448,309
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	(111,816)	N/A

Weighted average shares outstanding for basic earnings per common share	22,432,311	22,289,919	22,418,286	22,448,309
Basic earnings per share	$(0.23)	$(0.33)	$0.03	$(0.91)

Diluted EPS:
Net (loss) income	$(5,213)	$(7,461)	$745	$(20,472)
Preferred stock dividends	(32)	—	(32)	—

	$(5,245)	$(7,461)	$713	$(20,472)
(Loss) income allocated to participating securities	—	—	4	—

Net (loss) income available to common stockholders	$(5,245)	$(7,461)	$709	$(20,472)

Basic weighted average shares outstanding	22,432,311	22,289,919	22,530,102	22,448,309
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	(111,816)	N/A

Weighted average shares outstanding for basic earnings per common share	22,432,311	22,289,919	22,418,286	22,448,309
Dilutive effect of potential shares	N/A	N/A	128,238	N/A

Weighted average shares outstanding for diluted earnings per common share	22,432,311	22,289,919	22,546,524	22,448,309
Diluted earnings per share	$(0.23)	$(0.33)	$0.03	$(0.91)

(1)	Participating securities were not included in the calculations of earnings per share as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Property, sales and other taxes	$8,175	$8,876
Compensation	6,405	7,406
Interest	45	109
Programming related	1,722	1,751
Restructuring and reorganization	749	2,436
Other	3,084	3,292

	$20,180	$23,870

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Bank Credit Facility:
Bank term loan	$544,677	$585,323
Revolving credit facility	—	—
Capital leases	2,496	3,197

	547,173	588,520
Less current maturities	(7,025)	(7,597)

	$540,148	$580,923

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment of $1,475,636. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The agreement establishes financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of June 30, 2009, our consolidated leverage ratio was 4.19 compared to the maximum allowable of 4.25 and our consolidated interest coverage ratio was 3.20 compared to the minimum allowable of 2.75. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the credit agreement, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into, and thereafter maintain, hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 93% of the outstanding term loan having fixed interest rates ranging from 3.97% to 5.09%. The term loan interest rate as of June 30, 2009 was 2.67%. The all-in weighted average interest rate as of June 30, 2009 was 6.63%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.

In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. We are committed to taking actions to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 16). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 4.19 compared to the maximum allowable of 4.25 for the second quarter of 2009. To some extent, our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the continuing volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have an adverse impact on the Company.
During the first quarter of 2009, in addition to the required quarterly payment of $1,562,500, we prepaid $6,637,500 on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative and recorded a gain on the extinguishment of $9.3 million. In connection with the prepayment and our debt reduction initiative, we wrote off $541,000 of related debt issuance costs. In June 2009, we made our required quarterly repayment of $1,475,636. As a result of our previous prepayments, the amount we are required to pay on a quarterly basis was reduced. In June 2009, we received net proceeds of $53.7 million from our preferred stock offering, and in July 2009, we used $27.7 million of those proceeds to make an additional prepayment on the term loan. As a result of the prepayment, the required quarterly payment will be further reduced to $1,405,005 starting in September 2009. The preferred stock offering is discussed in more detail in Note 16. There were no borrowings against the Revolver during the second quarter of 2009.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of June 30, 2009, we had outstanding letters of credit totaling $427,000, which reduce amounts available under the revolver.
Capital Leases — As of June 30, 2009, we have total capital lease obligations of $2.5 million. Equipment acquired under capital lease arrangements during the six months ended June 30, 2009 totaled approximately $143,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of June 30, 2009, long-term debt has the following scheduled maturities for the six months remaining in 2009 and the full years ending December 31, 2010 and after (dollar amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$2,810	$5,620	$5,620	$5,620	$5,620	$519,387
Capital leases	653	1,095	692	281	14	—

	3,463	6,715	6,312	5,901	5,634	519,387
Less amount representing interest on capital leases	(75)	(103)	(47)	(13)	(1)	—

	$3,388	$6,612	$6,265	$5,888	$5,633	$519,387

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income attributable to common stockholders	$(5,245)	$(7,461)	$713	$(20,472)
Foreign currency translation adjustment	1,430	530	679	(467)
Unrealized gain on interest rate swap agreements	5,182	17,567	7,843	420

Comprehensive income (loss)	$1,367	$10,636	$9,235	$(20,519)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Unrealized loss on interest rate swap agreements	$(32,528)	$(40,371)
Foreign currency translation adjustment	1,216	537

Accumulated other comprehensive loss	$(31,312)	$(39,834)

Note 8 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $19.4 million and $18.4 million, respectively, for the six months ended June 30, 2009 and 2008. Cash paid for taxes was $659,000 and $506,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of SFAS No. 123 (Revised), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted SFAS No. 123R, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of SFAS No. 123R. Share-based compensation expense recognized in the three and six months ended June 30, 2009 and 2008 under SFAS No. 123R includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Statement.
The following amounts were recognized in our consolidated statements of operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation cost (benefit):
Stock options	$348	$356	$519	$601
Non-vested shares	322	329	423	593

Total share based compensation expense	$670	$685	$942	$1,194

For the six months ended June 30, 2009, and June 30, 2008, there was no cash received from stock option exercises. SFAS No. 123R requires the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statements of cash flows. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the six months ended June 30, 2009 and 2008, included non-cash compensation expense related to stock options of $519,000 and $601,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $423,000 and $593,000, respectively.
Stock Option Valuation and Expense Information under SFAS No. 123R
For the three months ended June 30, 2009, we granted 35,000 stock options to non-employee directors of the Company, and we granted 80,000 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with SFAS No. 123R. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
Non-Vested Shares (Restricted Stock)
For the three months ended June 30, 2009, we awarded 87,500 shares of time-based restricted stock (non-vested shares), to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the second quarter of 2009, we did not issue any performance-based restricted stock.

Note 10 — Restructuring
We account for our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result of our post acquisition activities, we incurred $33,000 of restructuring costs during the three months ended June 30, 2009, whereas we incurred restructuring costs of $817,000 during the three months ended June 30, 2008. During the six months ended June 30, 2009 we reduced our restructuring costs by $10,000, related to unused insurance benefits and employment services, while we incurred $2,818,000 of costs during the six months ended June 30, 2008. All restructuring costs are included in operating expenses on the Consolidated Statements of Operations. Restructuring expenses for the six months ended June 30, 2009 consisted of approximately $402,000 related to the consolidation or closure of acquired facilities and a reduction of approximately $412,000 in employee severance related costs, due to unused outplacement services and insurance benefits. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses relate to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In response to the current and anticipated economic uncertainties, we implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred $42,000 of costs during the three months ended June 30, 2009 and $191,000 of costs during the six months ended June 30, 2009. All reduction in force costs are included in operating expenses on the Consolidated Statements of Operations. Reduction in force costs consisted of approximately $191,000 in facility consolidation costs for the six months ended June 30, 2009. There were no costs incurred during the three or six months ended June 30, 2008. The closure of the facilities was completed in the first quarter of 2009.
We estimate there will be additional expenses of $100,000 charged to restructuring over the next twelve to eighteen months, primarily related to recurring maintenance and utility charges for facilities closed but not yet subleased. Additional accruals and cash payments related to the closing of redundant leased facilities are dependent upon execution of additional subleasing arrangements.
The above restructuring activities primarily occurred within our Hospitality business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	12/31/08	Charges to	Cash	6/30/09
	Balance	Expense	Payments	Balance
Severance and other benefit related costs	$1,996	$(412)	$(1,403)	$181
Cost of closing redundant acquired facilities	440	593	(465)	568

Total	$2,436	$181	$(1,868)	$749

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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$32,848	$32,848	$40,371	$40,371
Long-term debt	$547,173	$479,088	$588,520	$295,858
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
The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps — liability position	$32,848	$—	$32,848	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk and did not have a material impact on the fair value at June 30, 2009.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment, therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

Note 12 — Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions that result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions continue to deteriorate or remain weak over the next six to twelve months.
Note 13 — Segment Information
As a result of changes in our organization and internal financial reporting completed in the fourth quarter of 2008, we operate in two reportable segments, Hospitality and Other. We identify our segments using the “management approach,” which designates the internal organization used by management for making operating decisions and assessing performance as the source of our reportable segments. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Based on relative size, our healthcare and advertising businesses are reported within the Other segment in accordance with the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, depreciation and amortization expenses, impairment and restructuring charges, other operating income (expense), interest expense, gains and losses on the extinguishment and early retirement of debt, other income (expense) and income tax expense. We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the three and six months ended June 30 is as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues:
Hospitality	$117,873	$132,490	$241,915	$269,487
Other	4,108	4,857	8,158	7,647

Total	$121,981	$137,347	$250,073	$277,134

(Loss) income before income taxes:
Hospitality	$37,352	$43,450	$77,054	$86,649
Other	(355)	355	(359)	(440)

Operating profit	36,997	43,805	76,695	86,209
Corporate	(6,043)	(8,071)	(11,540)	(17,211)
Depreciation and amortization	(26,258)	(32,502)	(53,363)	(65,602)
Restructuring charge	(75)	(817)	(181)	(2,818)
Other operating income	45	877	176	867
Interest expense	(9,812)	(10,482)	(19,693)	(21,456)
(Loss) gain on extinguishment of debt	(4)	—	9,292	—
Loss on early retirement of debt	—	(79)	(541)	(79)
Other income (expense)	144	(25)	319	(14)

(Loss) income before income taxes	$(5,006)	$(7,294)	$1,164	$(20,104)

Note 14 — Derivative Information
Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which expands the quarterly and annual disclosure requirements about our derivative and hedging activities.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of June 30, 2009, we had entered into fixed rate swap agreements for 93% of the outstanding term loan at an average interest rate of 4.85%. In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a rate of 5.09%, and $125.0 million, at a rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. All of the swap agreements have been issued by Credit Suisse International. The swap agreements have been designated as, and meet the criteria for, cash flow hedges and are not considered speculative in nature.
As a result of the issuance of preferred stock (see Note 16), we are required to use 50% of the proceeds to pay down our Credit Facility during the third quarter of 2009. This paydown would deem a portion of the $100 million notional amount swap, entered into in November 2007 and expiring in December 2009, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was $321,000 for both the three and six months ended June 30, 2009, and was recognized in interest expense in our Consolidated Statements of Operations.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of June 30, 2009 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)

Interest rate swaps	$537,500	Other long-term liabilities	$—	$(32,848)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at June 30, 2009 and December 31, 2008 was $32.5 million and $40.4 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
		Location of	Hedge
	Amount of	Gain (Loss)	Gain (Loss)	Ineffective Portion
	Gain (Loss)	Reclassified From	Reclassified From	Income
	Recognized	Accumulated	Accumulated	Statement
	in Other	Other	Other	Location of	Hedge
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	Gain (Loss)
Flow Hedge	Income	Income	Income	Recognized	Recognized
Three Months Ended June 30,2009:
Interest rate swaps	$74	Interest expense	$(4,935)	Interest expense	$(321)

Six Months Ended June 30, 2009:
Interest rate swaps	$1,973	Interest expense	$(9,495)	Interest expense	$(321)
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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method prescribed by SFAS No. 128, “Earnings Per Share.” We have determined our outstanding non-vested stock awards and deferred stock units are participating securities, and effective January 1, 2009, we have computed our EPS accordingly. All previously reported EPS data has been retrospectively adjusted to conform to the new computation method. See Note 4.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a significant impact on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances which indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a significant impact on our consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 provides details on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions which may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures an entity should make about events or transactions which occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. We have adopted the provisions of SFAS No. 165 in accordance with the effective date. See Note 1. Prospectively, depending on the event or transaction, this standard could have disclosure requirements for subsequent events having a material impact on our consolidated financial position, results of operation or cash flows.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” This standard amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early adoption is not permitted. We believe the adoption of this standard will not have a material impact on our consolidated financial position, results of operation or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This standard revises FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” changing how a reporting entity determines when an entity insufficiently capitalized or not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity which most significantly impact the other entity’s economic performance. SFAS No. 167 requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early adoption is not permitted. We believe the adoption of this standard will not have a material impact on our consolidated financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB and to be applied to nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts. The FASB will instead issue Accounting Standards Updates, which will serve to update the Codification; provide background information about the guidance; and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.
Note 16 — Perpetual Preferred Stock
In June 2009, we entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, initial purchaser, to sell 50,000 shares of our 10% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share. The initial purchaser was also granted a 30-day option to purchase up to an additional 7,500 shares of the preferred stock to cover overallotments. We completed our offering of 57,500 shares (inclusive of the initial purchaser’s option to purchase the additional 7,500 shares), bringing the total aggregate liquidation preference of the preferred stock sold to $57.5 million.
Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. However, these are payable only if declared by our board of directors and must come from funds legally available for dividend payments. As of June 30, 2009, we had accumulated $32,000 of unpaid dividends.
The preferred stock is convertible at any time, at the option of the holder, at an initial conversion rate of 264.5503 shares of common stock per share of preferred stock, equal to an initial conversion price of $3.78 per share. This represents a conversion premium of approximately 10%, based on the closing bid price of $3.43 per share of common stock on June 23, 2009.
On or prior to July 15, 2014, we may elect to convert some or all of the preferred stock into shares of common stock, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the trading day before our notice of the conversion. If we elect to convert any preferred stock on or prior to July 15, 2014, we will also make payment on the preferred stock equal to the aggregate amount of dividends which would have accumulated and become payable through and including July 15, 2014, less any dividends already paid on the preferred stock.
After July 15, 2014, we may elect to convert some or all of the preferred stock into shares of common stock, if the closing price of our common stock has exceeded 125% of the conversion price for at least 20 of the 30 consecutive trading days ending the trading day before our notice of the conversion. If we elect to convert any preferred stock after July 15, 2014, we will make an additional payment on the preferred stock for all accumulated and unpaid dividends to and including the conversion date.

If the holder elects to convert their shares of preferred stock in connection with a fundamental change (such as a merger or acquisition) which occurs on or prior to July 14, 2014, we will increase the conversion rate of the preferred stock surrendered for conversion. In addition, upon a fundamental change when the stock price of the common stock is less than $3.43 per share (the closing bid price as of June 23, 2009), the holder may require us to convert some or all of the preferred stock at a conversion rate equal to the liquidation preference, plus all accumulated and unpaid dividends, divided by 97.5% of the market price of our common stock, subject to a cap on the aggregate number of shares of common stock to be issued.
Net proceeds from the issuance of preferred stock were $53.7 million, with offering and related costs totaling $3.8 million.
Note 17 — Subsequent Event
In accordance with the Credit Facility, if any capital stock is issued by the Company, we are required to use 50% of the net proceeds to pay down the Credit Facility within five business days after such issuance. In July 2009, we used $27.7 million of the $53.7 million net proceeds from the issuance of preferred stock to make a prepayment on the term loan, and wrote off $0.4 million of related debt issuance costs.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 13, 2009, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
•	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures and recessionary threats and developments);

•	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

•	decreases in hotel occupancy, whether related to economic conditions or other causes;

•	competition from providers of similar services and from alternative sources;

•	changes in demand for our products and services, programming costs, availability, timeliness and quality;

•	technological developments by competitors;

•	developmental costs, difficulties, and delays;

•	relationships with customers and property owners;

•	the availability of capital to finance growth;

•	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available for other business purposes, and the violation of which would constitute an event of default;

•	the impact of governmental regulations;

•	potential effects of litigation;

•	risks of expansion into new markets and territories;

•	risks related to the security of our data systems; and

•	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of June 30, 2009, we provided interactive media and connectivity solutions to approximately 10,000 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide on-demand guest entertainment services, advertising media services, cable television programming and broadband Internet access in approximately 1.8 million, 1.2 million, 1.1 million and 219,000 hotel rooms, respectively. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of June 30, 2009, our system was installed in 38 healthcare facilities, representing approximately 7,900 beds. We had six additional hospitals under contract, scheduled to be installed in future periods, representing approximately 1,400 beds.

Our results once again showed that our strategic focus on cost control and diversified revenue growth, continued to drive free cash flow and our profitability metrics during the second quarter and reduced the impact of the challenging economic environment. We will continue to operate the Company based on our current, conservative management plan until the travel sector of the economy has demonstrated a sustainable rebound from current levels. During the quarter, our strategic growth initiatives generated $47.0 million of revenue, or approximately 38.5% of total revenue, driving the related gross profit up 57.5%. Our operating expenses were reduced by 21.1%, to $22.4 million as compared to $28.4 million in the second quarter of 2008. We continued to proactively manage the amount of cash used for capital investments by investing $5.7 million this quarter compared to $19.8 million in the second quarter of 2008. These activities helped drive our income from operations up 41.7%, climbing to $4.7 million, and improving our free cash flow by 34.8%, to $14.5 million this quarter compared to $10.8 million in 2008. Our efforts to control costs, reduce the level of capital investment and diversify our rvenue base, coupled with the preferred stock offering compelted in June, have improved our liquidity and strengthened our balance sheet.
We remain committed to providing our customers with superior service and building on our market leadership position. We are bringing new and innovative solutions and products to the hospitality and healthcare industries, specifically in the areas of HD, broadband, advertising and professional solutions. Our recently unveiled LodgeNet360TM solution incorporates design, installation and service for broadband access, telephony service, digital signage, in-room automation and guest entertainment services. We can also create specialized solutions, allowing hoteliers to select only the components on an a la care basis to create a package which meets their specific requirements. Our new LodgeNet IPTV+ solution utilizes the Apple® Mac mini computer to create an in-room interactive experience. The solution provides hoteliers with new opportunities to deliver entertainment, present hotel information and support the services of the hotel through in-room technology. We have been working with LG Electronics to deliver interactive television services (program guides, hotel and local information) without a set-top box in guest rooms where LG Pro:Centric™ televisions have been installed. Applications such as room service orders and in-room climate controls are also possible. We have also implemented use of the Intel iCon™ Internet Concierge. This solution is integrated with a hotel’s entertainment, guest access and property management systems. It allows the guest to order products or services available in the hotel through the network. It can also be used by the hotel staff as a mobile control.
Our total revenue for the second quarter of 2009 was $122.0 million, a decrease of $15.4 million or 11.2%, compared to the second quarter of 2008. The decrease in revenue was primarily from Guest Entertainment services offset, in part, by increases in revenue from Hotel Services and System Sales and Related Services. The average monthly total revenue per room per month was $22.12 for the second quarter of 2009 compared to $24.65 for the second quarter of 2008, a decrease of 10.3%.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $14.6 million or 11.0%, to $117.9 million for the second quarter of 2009 as compared to $132.5 million for the prior year quarter. Due to continued softness in the economy, which directly impacts the travel industry, hotel occupancy declined by approximately 11.4% during the second quarter 2009 compared to the same period last year. Average monthly Hospitality revenue per room was $21.38 for the second quarter of 2009, a decrease of 10.1% as compared to $23.77 per room in the second quarter of 2008.

Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $20.2 million or 21.2%, to $75.0 million in the second quarter of 2009. Impacted by the 11.4% decline in occupancy rates and a cautious consumer environment, average monthly Guest Entertainment revenue for the second quarter of 2009 declined 20.4% to $13.60 compared to $17.09 for the second quarter of 2008. Average monthly movie revenue per room was $12.77 for the second quarter of 2009, a 19.2% reduction as compared to $15.80 per room in the prior year quarter. Hotel Services revenue, which includes revenue paid by hotels for television programming and broadband Internet service and support, increased $3.1 million or 10.4%, to $33.2 million during the second quarter of 2009 versus $30.1 million in the second quarter of 2008. On a per-room basis, monthly Hotel Services revenue for the second quarter of 2009 increased 11.5% to $6.02 compared to $5.40 for the second quarter of 2008. Monthly television programming revenue per room increased 13.0% to $5.48 for the second quarter of 2009 as compared to $4.85 for the second quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. System Sales and Related Services, which includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels, increased $2.5 million or 34.6%, to $9.7 million during the second quarter of 2009 versus $7.2 million in the second quarter of 2008. Over $1.7 million of this growth was derived from network design, sales of in-room television equipment, television installation and other professional services to hotels, with the remainder coming from broadband and other equipment sales and services.
Other Revenue, including the sale of interactive systems and services to Healthcare facilities and revenue from Advertising and Media Services, was $4.1 million during the second quarter of 2009 versus $4.9 million in the second quarter of 2008. Healthcare revenue remained level at $2.4 million, while Advertising and Media revenue decreased $0.8 million to $1.7 million in the second quarter of 2009 versus the prior year quarter of $2.5 million.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $68.6 million in the second quarter of 2009, a decrease of $4.6 million or 6.3%, as compared to $73.2 million in the second quarter of 2008. The decrease in total direct costs was primarily related to decreased hotel commissions and royalties of $5.7 million and the reduction in recurring connectivity and other Internet costs of $1.3 million, due to our cost reduction initiative. Offsetting some of these decreases were increases in incremental television programming costs of $1.9 million, which vary with revenue and the number of rooms served, and incremental equipment and service direct costs of $1.6 million, attributable with lower margin equipment sales. For the second quarter of 2009, total direct costs as a percentage of revenue were 56.2% as compared to 53.3% for the second quarter of 2008. The increase in direct costs as a percentage of revenue was driven by a change in the composition of our revenue and product mix, quarter over quarter, led by the increased percentage of revenue generated by television programming and systems and equipment sales, which generally have a lower margin.
System operations expenses and selling, general and administrative (SG&A) expenses were $22.4 million in the second quarter of 2009 compared to $28.4 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 9.0% this quarter as compared to 10.8% in the second quarter of 2008. Per average installed room, system operations expenses decreased to $2.00 per room per month this quarter as compared to $2.66 in the prior year quarter. As a percentage of total revenue, SG&A expenses were 9.4% in the current quarter compared to 9.9% in the second quarter of 2008. SG&A expenses per average installed room were $2.07 this quarter as compared to $2.44 in the second quarter of 2008. There were no integration costs included within this quarter’s operating expenses, compared to approximately $0.2 million in the prior year quarter. The decreases were the result of achieving the expected synergies related to the consolidation of duplicative general and administrative functions of the acquired companies and related operations, our expense reduction initiatives implemented during 2008 and 2009, as well as lower travel-related expenses.
Hospitality
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites which provide on-demand movies, rental companies which provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during the last half of 2008 and the first half of 2009, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may increase to levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.

•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and distributed to approximately 60% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships and our nationwide field service network.
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
We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities, including growth related capital, and consideration paid for acquisitions. Free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) which do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting free cash flow information. Our definition of free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing free cash flow may not be comparable to other similarly titled measures of other companies.

Rooms Served
One of the metrics we monitor within our Hospitality business is the number of rooms we serve for our various services. As of June 30, we had the following number of rooms installed with the designated service:

	June 30,
	2009	2008

Total rooms served (1)	1,956,562	1,969,524
Total Guest Entertainment rooms (2)	1,827,636	1,865,594
Total Cable Television Programming (FTG) rooms (3)	1,104,660	1,087,448
Total THN SuperBlock rooms (4)	373,169	357,990
Total THN VOD rooms (5)	1,157,388	538,681
Total Broadband Internet rooms (6)	219,260	222,421
Net new Guest Entertainment rooms for the three months ended (7)	(21,668)	9,044
Net new Guest Entertainment rooms for the six months ended (7)	(38,717)	18,200

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms are equipped with our interactive television systems.

(3)	Cable television programming (FTG) rooms receive basic or premium television programming.

(4)	Includes rooms receiving satellite-delivered television channels.

(5)	Includes rooms receiving server-based channels.

(6)	Represents rooms receiving high-speed Internet service and are included in total rooms served.

(7)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 5,118 and 14,676 for the three months ended June 30, 2009 and 2008, respectively, and 11,078 and 32,007 for the six months ended June 30, 2009 and 2008, respectively.
Net new Guest Entertainment rooms for the three and six months ended June 30, 2009 is negative due to the de-installation of rooms we consider to be unprofitable to maintain and fewer new rooms installed as result of our reduced capital investment activity.
High Definition Room Growth
We also track the increasing penetration of our high-definition television (HDTV) system, since rooms equipped with HDTV services typically generate higher revenue, in a stable economic environment, from Guest Entertainment and Hotel Services than rooms equipped with our other VOD systems. HDTV room growth is occurring as we install our HDTV system in newly contracted rooms and convert select rooms to the HDTV system in exchange for long-term contract extensions. We installed our systems in the following number of net new rooms and had the following total rooms installed as of June 30:

	June 30,
	2009	2008

Net new HDTV rooms for the three months ended (1)	10,747	27,054
Net new HDTV rooms for the six months ended (1)	18,546	50,642
Total HDTV rooms installed (1)	210,262	137,034
HDTV rooms as a percent of total Guest Entertainment rooms	11.5%	7.3%

(1)	HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.

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

	Three Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2009	2008	2008	2007

Average cost per room — new installation	$330	$411	$389	$399
Average cost per room — conversion	$258	$299	$295	$309

Average cost per HD room — new installation	$320	$410	$398	$460
Average cost per HD room — conversion	$266	$314	$320	$329
The decrease in the average cost per new and converted HD rooms from 2007 to 2008 was primarily driven by the change in average room size of the property, engineering efforts and hotel capital contributions. The decrease in the average cost per new and converted HD rooms from 2008 to 2009 was primarily driven by a larger average room size to absorb the fixed equipment costs and an increase in customer purchases of TV programming-related equipment.
Average Revenue Per Room
We closely monitor the revenue we generate per average Hospitality room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, the popularity of movie content, consumer sentiment, the mix of services purchased, mix of travelers, the availability of alternative programming and the overall economic environment. During the quarter, occupancy decreased approximately 11.4% as compared to the second quarter of 2008. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. The following table sets forth the components of our Hospitality revenue per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average monthly revenue per room:
Hospitality
Guest Entertainment	$13.60	$17.09	$13.67	$17.45
Hotel Services	6.02	5.40	5.96	5.34
System Sales and Related Services	1.76	1.28	2.20	1.40

Total Hospitality revenue per room	$21.38	$23.77	$21.83	$24.19

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality direct expenses per room and as a percentage of related revenue during the three months ended June 30:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		Percent		Percent
		of Related		of Related
	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality
Guest Entertainment	$5.42	39.8%	$6.52	38.1%
Hotel Services	5.21	86.7%	4.93	91.3%
System Sales and Related Services	1.23	69.6%	1.06	83.0%

Total Hospitality Direct Costs per room	$11.86	55.5%	$12.51	52.6%

The decrease in the average direct cost per Guest Entertainment room from 2008 to 2009 varies with revenue and was driven by the amount of commissions earned by the hotels and a change in the mix of products purchased.
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
Sales and Installation
The metrics we monitor within the Healthcare business are the number of systems sold and installed. We sold and installed our systems in the following numbers as of June 30:

	2009	2008
Systems sold (1)	46	29
Beds sold	10,494	6,866
Systems installed (2)	38	23
Beds installed	7,863	5,514

(1)	Systems sold on a cumulative basis.

(2)	Systems installed with active service and maintenance agreements.
The following table shows the number of systems and beds installed during the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interactive systems installed during the period	5	2	11	3
Beds installed during the period	786	1,032	1,349	1,032

At June 30, 2009, we had six additional healthcare facilities under contract for installation in future periods, representing approximately 1,400 beds.
Advertising and Media Services
We deliver advertising-supported media into select hotel segments from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. As of June 30, 2009, we provide advertising media services to approximately 1.2 million hotel rooms with FreeViews programming, and THN delivers targeted advertising to more than 373,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sytems operations expenses	$2.00	$2.66	$1.93	$2.71
SG&A expenses	2.07	2.44	1.97	2.59
Depreciation and amortization (D&A)	4.36	5.36	4.39	5.37
Amortization of acquired intangibles	0.40	0.47	0.42	0.52
Restructuring charge	0.01	0.15	0.02	0.25
Other operating income, net	(0.01)	(0.16)	(0.02)	(0.07)

	$8.83	$10.92	$8.71	$11.37

Systems operations as a percent of total revenue	9.0%	10.8%	8.5%	10.9%
SG&A as a percent of total revenue	9.4%	9.9%	8.7%	10.4%
D&A as a percent of total revenue	19.7%	21.8%	19.5%	21.6%
Amortization of acquired intangibles as a percent of total revenue	1.8%	1.9%	1.9%	2.1%
Total operating expenses as a percent of total revenue	39.9%	44.3%	38.6%	45.7%
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

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash provided by operating activities (1)	$20,176	$30,547	$41,123	$42,444
Property and equipment additions	(5,670)	(19,788)	(10,971)	(38,723)

	$14,506	$10,759	$30,152	$3,721

(1)	Cash provided by operating activities for the three months ended June 30, 2009 included $0.3 million of cash used for restructuring and reorganization related activities. The three months ended June 30, 2008 included $1.6 million of cash used for restructuring and integration related activities. The six months ended June 30, 2009 included $1.9 million of cash used for restructuring and reorganization related activities, while the six months ended June 30, 2008 included $7.7 million used for restructuring and integration related activities.
Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expansion capital investment (1)	$1,426	$5,649	$3,904	$11,518
Renewal investment (2)	1,763	5,522	2,703	11,594
Corporate capital and minor extensions (3)	2,481	8,617	4,364	15,611

	$5,670	$19,788	$10,971	$38,723

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure, including computers, equipment, software development, minor system upgrades and system components.
Liquidity and Capital Resources
During the first six months of 2009, cash provided by operating activities was $41.1 million, which was negatively impacted by $1.9 million of cash used for restructuring related activities. For the first six months of 2009, we used $11.0 million of the cash we generated for property and equipment additions, including growth-related capital. During the first half of 2009, we made an optional payment of $6.6 million against the Term B portion of our Credit Facility, in addition to the scheduled quarterly payments totaling $3.0 million. During the first six months of 2008, cash provided by operating activities was $42.4 million, which was negatively impacted by $7.7 million of cash used primarily for restructuring and integration related activities. For the first six months of 2008, we used cash for property and equipment additions, including growth-related capital, of $38.7 million. During the first half of 2008, we made an optional payment of $5.0 million against the Term B portion of our Credit Facility, in addition to the scheduled quarterly payments totaling $3.1 million. Cash as of June 30, 2009 was $61.2 million versus $10.8 million as of December 31, 2008. The increased balance as of June 30, 2009 was due to the net proceeds from the preferred stock offering of $53.7 million.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund our business and comply with our financing obligations. During 2009, we plan to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of June 30, 2009, working capital was $46.1 million, compared to $(10.8) million at December 31, 2008. The increase was primarily due to the net proceeds from the preferred stock offering.
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
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment of $1,475,636. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when the consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for 93% of the outstanding term loan having fixed interest rates ranging from 3.97% to 5.09%. The term loan interest rate as of June 30, 2009 was 2.67%. The all-in weighted average interest rate as of June 30, 2009 was 6.63%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2009	2008

Actual consolidated leverage ratio (1) (3)	4.19	4.31
Maximum per covenant	4.25	4.75

Actual consolidated interest coverage ratio (2) (3)	3.20	3.21
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.

Our debt covenant ratios will change as follows:

			Q3 2010
	Q3 2009	Q1 2010	to maturity
Maximum consolidated leverage ratio	4.00	3.75	3.50

Minimum consolidated interest coverage ratio	2.75	3.00	3.00
In order to continue to efficiently operate and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. We are committed to taking actions to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 16). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 4.19 compared to the maximum allowable of 4.25 for the second quarter of 2009. To some extent, our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the continuing volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our credit agreement. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have an adverse impact on the Company.
The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the credit agreement, the provision of such a notice is not an event of default, but if such an event occurred it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of June 30, 2009, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of June 30, 2009 was $547.2 million versus $588.5 million as of December 31, 2008.
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

During the first quarter 2009, in addition to the required quarterly payment of $1,562,500, we prepaid $6,637,500 on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative and recorded a gain on the extinguishment of $9.3 million. In connection with the prepayment and our debt reduction initiative, we wrote off $541,000 of related debt issuance costs. In June 2009, we made our required quarterly repayment of $1,475,636. As a result of our previous prepayments, the amount we are required to pay on a quarterly basis was reduced. In June 2009, we received net proceeds of $53.7 million from our preferred stock offering, and in July 2009, we used $27.7 million of those proceeds to make an additional prepayment on the term loan. As a result of the prepayment, the required quarterly payment will be further reduced to $1,405,005 starting in September 2009. The preferred stock offering is discussed in more detail in Note 16. As a result of the issuance of preferred stock, we are required to use 50% of the proceeds to pay down our Credit Facility during the third quarter of 2009. There were no borrowings against the Revolver during the second quarter of 2009.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of June 30, 2009, we had outstanding letters of credit totaling $427,000.
Obligations and commitments as of June 30, 2009 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$547,173	$7,025	$12,521	$11,333	$516,294
Interest on bank term loan (1)	67,306	14,399	28,420	13,963	10,524
Interest on derivative instruments (net)	74,554	21,479	31,998	12,100	8,977
Operating lease payments	5,093	2,491	1,940	539	123
Purchase obligations (2)	1,751	1,751	—	—	—
Minimum royalties and commissions (3)	3,382	2,276	1,064	42	—

Total contractual obligations	$699,259	$49,421	$75,943	$37,977	$535,918

		Amount of commitment expiration per period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$427	$427	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders primarily for the procurement of system components.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
During the second quarter of 2009, an amendment was made to our non-exclusive license agreement with Nintendo®, which expires in May 2013. Under the original terms of the agreement, we paid a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. Under the amended terms, effective April 1, 2009, the royalty amount is strictly a percent of revenue and the monthly minimum royalty obligation has been voided.

Seasonality
Our quarterly operating results are subject to fluctuation, depending upon hotel occupancy rates and other factors, including travel patterns and the economy. Our hotel customers typically experience higher occupancy rates during the second and third quarters, due to seasonal travel patterns and, accordingly, we historically have higher revenue and cash flow in those quarters. However, quarterly revenue can be affected by the availability of popular content during those quarters and by consumer purchasing behavior. We have no control over when new content is released or how popular it will be, or the effect of economic conditions on consumer behavior.
Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions that result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions continue to deteriorate or remain weak over the next six to twelve months.

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2009 and 2008
Revenue Analysis. Total revenue for the second quarter of 2009 was $122.0 million, a decrease of $15.4 million or 11.2%, compared to the second quarter of 2008. The decrease in revenue was primarily driven by a decrease in Guest Entertainment revenue, offset by increases in revenue from Hotel Services and System Sales and Related Services to hotels. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended June 30:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$74,980	61.5%	$95,208	69.3%
Hotel Services	33,200	27.2%	30,083	21.9%
System Sales and Related Services	9,693	7.9%	7,199	5.3%

Total Hospitality	117,873	96.6%	132,490	96.5%
Other	4,108	3.4%	4,857	3.5%

	$121,981	100.0%	$137,347	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $14.6 million or 11.0%, to $117.9 million in the second quarter of 2009 compared to $132.5 million in the second quarter of 2008. Average monthly Hospitality revenue per room was $21.38 in the second quarter of 2009, a decrease of 10.1% as compared to $23.77 in the prior year quarter.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $20.2 million or 21.2%, to $75.0 million in the second quarter of 2009 as compared to $95.2 million in the prior year quarter. The following table sets forth information with respect to revenue per Guest Entertainment room for the quarter ended June 30:

	2009	2008
Average monthly revenue per room:
Movie revenue	$12.77	$15.80
Other interactive service revenue	0.83	1.29

Total Guest Entertainment per room	$13.60	$17.09

On a per-room basis, monthly Guest Entertainment revenue for the second quarter of 2009 declined 20.4%, to $13.60 compared to $17.09 for the second quarter of 2008. Average monthly movie revenue per room was $12.77 for the second quarter of 2009, a 19.2% reduction as compared to $15.80 per room in the prior year quarter. This change in revenue was due to hotel room occupancy during the quarter being approximately 11.4% lower as compared to the second quarter of 2008, as well as a cautious consumer environment. Non-movie Guest Entertainment revenue per room decreased 35.7% to $0.83 in the second quarter of 2009, driven by reductions from time-shifted television purchases, TV Internet purchases, games and music.
Hotel Services revenue, which includes revenue from hotels for cable television programming and broadband Internet service and support, increased $3.1 million or 10.4%, to $33.2 million during the second quarter of 2009 versus $30.1 million in the second quarter of 2008. The following table sets forth information with respect to Hotel Services revenue per room for the quarter ended June 30:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.48	$4.85
Broadband	0.54	0.55

Total Hotel Services per room	$6.02	$5.40

On a per-room basis, monthly Hotel Services revenue for the second quarter of 2009 increased 11.5%, to $6.02 compared to $5.40 for the second quarter of 2008. Monthly cable television programming revenue per room increased 13.0%, to $5.48 for the second quarter of 2009 as compared to $4.85 for the second quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband revenue per room was $0.54 for the second quarter of 2009 as compared to $0.55 for the second quarter of 2008.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels. For the second quarter of 2009, revenue increased $2.5 million or 34.6%, to $9.7 million as compared to $7.2 million for the second quarter of 2008. Over $1.7 million of this growth was derived from network design, sales of in-room television equipment, television installation and other professional services to hotels, with the remainder coming from broadband and other equipment sales and services.
Other
Other revenue includes the sale of interactive systems and services to healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue decreased $0.7 million or 15.4%, to $4.1 million during the second quarter of 2009 as compared to $4.9 million for the second quarter of 2008. Healthcare revenue remained level at $2.4 million, while Advertising and Media Services revenue decreased $0.8 million versus the prior year quarter.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $4.6 million, to $68.6 million in the second quarter of 2009 as compared to $73.2 million in the second quarter of 2008. Total direct costs were 56.2% of revenue for the second quarter of 2009 as compared to 53.3% in the second quarter of 2008. The percentage increase resulted from a change in the composition of our revenue and product mix, quarter over quarter, driven by the increased percentage of revenue generated by television programming and systems and equipment sales, which generally have lower margins. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $65.4 million for the second quarter of 2009 compared to $69.8 million for the prior year quarter. The decrease in total direct costs was primarily related to a decrease in hotel commissions and royalties, offset, in part, by increases in the amount paid for television programming revenue, which varies with the number of rooms served, and incremental equipment and service costs. On a weighted average basis, Hospitality direct costs increased 280 basis points, primarily from a 360 basis point increase on lower margin cable television programming, as well as a 120 basis point increase from the sale of professional services to hotels. These increases were offset by a 200 basis point decrease in direct costs related to movie-based Guest Entertainment revenue. Other direct costs, which include the sale of interactive systems and equipment to healthcare facilities and revenue from Advertising and Media Services, increased 10 basis points.

The following table sets forth the primary change drivers of total direct costs for the quarter ended June 30:

	2009	2008	Change

Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	56.2%	53.3%	2.9%

Change drivers:
Hospitality
Guest Entertainment			(2.0)%
Hotel Services			3.6%
System Sales and Related Services			1.2%
Other			0.1%

			2.9%

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$11,016	9.0%	$14,839	10.8%
Selling, general and administrative	11,406	9.4%	13,575	9.9%
Depreciation and amortization	24,022	19.7%	29,886	21.8%
Amortization of acquired intangibles	2,236	1.8%	2,616	1.9%
Restructuring charge	75	0.0%	817	0.6%
Other operating income	(45)	0.0%	(877)	(0.7)%

Total operating expenses	$48,710	39.9%	$60,856	44.3%

System operations expenses decreased $3.8 million or 25.8%, to $11.0 million in the second quarter of 2009 as compared to $14.8 million in the second quarter of 2008. As a percentage of total revenue, system operations expenses decreased to 9.0% this quarter as compared to 10.8% in the second quarter of 2008. Per average installed room, system operations expenses also decreased to $2.00 per room per month compared to $2.66 in the prior year quarter, due to the expected synergies from the consolidation of our acquired companies and related operations, our expense mitigation initiatives implemented during 2008 and 2009, as well as lower travel-related expenses.
Selling, general and administrative (SG&A) expenses decreased $2.2 million as a result of the expected synergies from the consolidation of duplicative general and administrative functions after the 2007 acquisitions, as well as our expense mitigation initiatives implemented during 2008 and 2009, from $13.6 million in the second quarter of 2008 to $11.4 million in the current quarter. There were no integration costs included within this quarter’s SG&A expenses, compared to approximately $0.2 million in the prior year quarter. As a percentage of revenue, SG&A expenses were 9.4% in the current quarter compared to 9.9% in the second quarter of 2008. SG&A expenses per average installed room were $2.07 as compared to $2.44 in the second quarter of 2008.

Depreciation and amortization expenses were $24.0 million in the second quarter of 2009 as compared to $29.9 million in the second quarter of 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $2.2 million in the second quarter of 2009 compared to $2.6 million in the prior year quarter. The declines were due to the reduction in capital investments and certain acquired assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 19.7% in the second quarter of 2009 compared to 21.8% in the second quarter of 2008, while amortization of acquired intangibles was 1.8% of revenue in the current quarter compared to 1.9% in the prior year quarter.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the current quarter, we incurred restructuring costs of approximately $200,000 related to facility consolidation and employee severance, offset by unused severance benefits of $125,000. During the second quarter of 2008, we had costs of $0.8 million related to post acquisition restructuring activities.
Other operating income for the second quarter of 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina.
Operating Income. As a result of the factors described above, operating income was $4.7 million in the second quarter of 2009 compared to $3.3 million in the second quarter of 2008.
Interest Expense. Interest expense was $9.8 million in the current quarter versus $10.5 million in the second quarter of 2008. The decrease resulted from the change in weighted average long-term debt, to $548.3 million in the second quarter of 2009 from $623.1 million in the second quarter of 2008. The weighted average interest rate increased to 6.92% for the second quarter of 2009 versus 6.73% for the second quarter 2008. Interest expense for the second quarter of 2009 included $321,000 related to the unrealized loss on an interest rate swap.
Loss on Early Retirement of Debt. During the second quarter of 2009, we did not make any additional prepayments on the term loan, and did not write off any unamortized debt issuance costs. During the second quarter of 2008, we prepaid $5.0 million on our term loan. As a result of the prepayment, we wrote off $79,000 of unamortized debt issuance costs.
Other Income. In the second quarter of 2009, we recorded $2,000 of interest income and $142,000 of other income. In the second quarter of 2008, we recorded $19,000 of interest income offset by $44,000 of other expense.
Taxes. For the second quarter of 2009, we incurred state franchise taxes of $207,000. For the second quarter of 2008, we incurred state franchise taxes of $167,000.
Net Loss. As a result of the factors described above, net loss was $(5.2) million for the second quarter of 2009 compared to a net loss of $(7.5) million in the prior year quarter.

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2009 and 2008
Revenue Analysis. Total revenue for the first half of 2009 was $250.1 million, a decrease of $27.1 million or 9.8%, compared to the first half of 2008. The decrease in revenue was primarily driven by a decrease in Guest Entertainment revenue, offset by increases in revenue from System Sales and Related Services to hotels, Hotel Services and system sales to hospitals. The following table sets forth the components of our revenue (dollar amounts in thousands) for the six months ended June 30:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$151,468	60.6%	$194,410	70.2%
Hotel Services	66,089	26.4%	59,493	21.5%
System Sales and Related Services	24,358	9.7%	15,584	5.5%

Total Hospitality	241,915	96.7%	269,487	97.2%
Other	8,158	3.3%	7,647	2.8%

	$250,073	100.0%	$277,134	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $27.6 million or 10.2%, to $241.9 million in the first half of 2009 compared to $269.5 million in the first half of 2008. Average monthly Hospitality revenue per room was $21.83 in the first six months of 2009, a decrease of 9.8% as compared to $24.19 in the first six months of the prior year.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $42.9 million or 22.1%, to $151.5 million in the first half of 2009 as compared to $194.4 million in the prior year first half. The following table sets forth information with respect to revenue per Guest Entertainment room for the six months ended June 30:

	2009	2008
Average monthly revenue per room:
Movie revenue	$12.85	$16.15
Other interactive service revenue	0.82	1.30

Total Guest Entertainment per room	$13.67	$17.45

On a per-room basis, monthly Guest Entertainment revenue for the first six months of 2009 declined 21.7%, to $13.67 compared to $17.45 for the first six months of 2008. Average monthly movie revenue per room was $12.85 for the first six months of 2009, a 20.4% reduction as compared to $16.15 per room in the first six months of the prior year. This change in revenue was due to hotel room occupancy during the first six months being approximately 11.8% lower as compared to the first half of 2008, as well as a cautious consumer environment. Non-movie Guest Entertainment revenue per room decreased 36.9% to $0.82 in the first half of 2009, driven by reductions from time-shifted television purchases, games, music and TV Internet purchases.
Hotel Services revenue, which includes revenue from hotels for cable television programming and broadband Internet service and support, increased $6.6 million or 11.1%, to $66.1 million during the first six months of 2009 versus $59.5 million in the first six months of 2008. The following table sets forth information with respect to Hotel Services revenue per room for the six months ended June 30:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.43	$4.81
Broadband	0.53	0.53

Total Hotel Services per room	$5.96	$5.34

On a per-room basis, monthly Hotel Services revenue for the first half of 2009 increased 11.6%, to $5.96 compared to $5.34 for the first half of 2008. Monthly cable television programming revenue per room increased 12.9%, to $5.43 for the first half of 2009 as compared to $4.81 for the first half of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband revenue per room remained constant at $0.53 for the first six months of 2009 and the first six months of 2008.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels. For the first six months of 2009, revenue increased $8.8 million or 56.3%, to $24.4 million as compared to $15.6 million for the first six months of 2008. During the current first half, we completed a large HDTV equipment conversion contract, which contributed approximately $4.2 million of the increase.
Other
Other revenue includes the sale of interactive systems and services to healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue increased $0.5 million or 6.7%, to $8.2 million during the first half of 2009 as compared to $7.6 million for the first half of 2008. Healthcare revenue increased by $1.6 million compared to the first six months in the prior year, while Advertising and Media Services revenue decreased $1.1 million versus the first half of the prior year.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $7.4 million, to $141.7 million in the first six months of 2009 as compared to $149.1 million in the first six months of 2008. Total direct costs were 56.7% of revenue for the first six months of 2009 as compared to 53.8% in the first six months of 2008. The percentage increase resulted from a change in the composition of our revenue and product mix, period over period, driven by the increased percentage of revenue generated by television programming and system sales, which generally have lower margins. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $135.7 million for the first half of 2009 compared to $143.5 million for the first half of the prior year. The decrease in total direct costs was primarily related to a decrease in hotel commissions and royalties, offset, in part, by increases in incremental service and equipment costs as well as the amount paid for television programming revenue, which varies with the number of rooms served. On a weighted average basis, Hospitality direct costs increased 250 basis points, primarily from a 340 basis point increase related to lower margin cable television programming and a 240 basis point increase related to the sale of professional services to hotels. These increases were offset by a 330 basis point decrease in direct costs related to movie-based Guest Entertainment revenue. Other direct costs, which include the sale of interactive systems and equipment to healthcare facilities and revenue from Advertising and Media Services, increased 40 basis points.

The following table sets forth the primary change drivers of total direct costs for the six months ended June 30:

	2009	2008	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	56.7%	53.8%	2.9%
Change drivers:
Hospitality
Guest Entertainment			(3.3)%
Hotel Services			3.4%
System Sales and Related Services			2.4%
Other			0.4%

			2.9%

Operating Expenses. The following table sets forth information in regard to operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$21,342	8.5%	$30,226	10.9%
Selling, general and administrative	21,831	8.7%	28,800	10.4%
Depreciation and amortization	48,660	19.5%	59,834	21.6%
Amortization of acquired intangibles	4,703	1.9%	5,768	2.1%
Restructuring charge	181	0.1%	2,818	1.0%
Other operating income	(176)	(0.1)%	(867)	(0.3)%

Total operating expenses	$96,541	38.6%	$126,579	45.7%

System operations expenses decreased $8.9 million or 29.4%, to $21.3 million in the first half of 2009 as compared to $30.2 million in the first half of 2008. As a percentage of total revenue, system operations expenses decreased to 8.5% this half of the year as compared to 10.9% in the first half of 2008. Per average installed room, system operations expenses also decreased to $1.93 per room per month compared to $2.71 in the six months of the prior year, due to the expected synergies from the consolidation of our acquired companies and related operations, our expense mitigation initiatives implemented during 2008 and 2009, as well as lower travel-related expenses.
Selling, general and administrative (SG&A) expenses decreased $7.0 million as a result of the expected synergies from the consolidation of duplicative general and administrative functions after the 2007 acquisitions, as well as our expense mitigation initiatives implemented during 2008 and 2009, from $28.8 million in the first half of 2008 to $21.8 million in the first half of the current year. There were no integration costs included within this six month’s SG&A expenses, compared to approximately $1.0 million in the same six months of the prior year. As a percentage of revenue, SG&A expenses were 8.7% in the current year compared to 10.4% in the first half of 2008. SG&A expenses per average installed room were $1.97 as compared to $2.59 in the first half of 2008.

Depreciation and amortization expenses were $48.7 million in the first six months of 2009 as compared to $59.8 million in the first six months of 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $4.7 million in the first six months of 2009 compared to $5.8 million in the first six months of the prior year. The declines were due to the reduction in capital investments and certain acquired assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 19.5% in the first half of 2009 compared to 21.6% in the first half of 2008, while amortization of acquired intangibles was 1.9% of revenue in the current six months compared to 2.1% in the same six months of the prior year.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the first six months of this year, we incurred restructuring costs of approximately $593,000 related to facility consolidation, offset by unused severance benefits of approximately $412,000. During the first six months of 2008, we had costs of $2.8 million related to post acquisition restructuring activities.
Other operating income for the first half of 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina.
Operating Income. As a result of the factors described above, operating income was $11.8 million in the first half of 2009 compared to $1.4 million in the first half of 2008.
Interest Expense. Interest expense was $19.7 million in the current first six months versus $21.5 million in the first six months of 2008. The decrease resulted from the change in weighted average long-term debt, to $561.1 million in the first half of 2009 from $623.8 million in the first half of 2008. The weighted average interest rate increased to 6.90% for the first half of 2009 versus 6.88% for the first half of 2008. Interest expense for the first half of 2009 included $321,000 related to the unrealized loss on an interest rate swap.
Gain on Extinguishment of Debt. During the first half of 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of $9.3 million.
Loss on Early Retirement of Debt. During the first six months of 2009, we prepaid $6.6 million on our term loan. As a result of the prepayment and the debt reduction initiative, we wrote off $0.5 million of unamortized debt issuance costs. During the first half of 2008, we prepaid $5.0 million on our term loan and wrote off $0.1 million of unamortized debt issuance costs.
Other Income. In the first half of 2009, we recorded $19,000 of interest income and $300,000 of other income. In the first half of 2008, we recorded $48,000 of interest income offset by $62,000 of other expense.
Taxes. For the first six months of 2009, we incurred state franchise taxes of $419,000. For the first six months of 2008, we incurred state franchise taxes of $368,000.
Net Income (Loss). As a result of the factors described above, net income was $0.7 million for the first six months of 2009 compared to a net loss of $(20.5) million in the first six months of the prior year.

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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our television programming services. We recognize revenue from the sale of television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.

•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties which have been installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content, and maintenance services, is recognized ratably over the term of the related contract.

•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation. Prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.

•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system. Prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by vendors other than us.

•	Other. We also generate revenue from the sale of miscellaneous system equipment, such as in-room terminals, television remotes or other media devices, and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.

•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 373,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in approximately 1.2 million of our rooms today, and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

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

Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. Our goodwill may be impaired if the market conditions continue to deteriorate or remain weak over the next six to twelve months. SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis and further discounted to reconcile the aggregate reporting unit fair values to market fair value, as determined by the market price and the number of shares outstanding of our common stock. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We are required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time.
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
See Note 15.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At June 30, 2009, we had debt totaling $547.2 million with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$544,677	$476,592	2.67%
Capital leases	2,496	2,496	6.85%

	$547,173	$479,088	2.69%

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
We have three interest rate swap agreements, with notional values of $312.5 million at a rate of 5.09% and $125.0 million at a rate of 4.97%, both of which expire in June 2011 and a $100.0 million notional amount swap at a rate of 3.97%, which expires in December 2009. Including the interest rate swap arrangements, our all-in weighted average interest rate as of June 30, 2009 was 6.63%, compared to 6.60% at June 30, 2008. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $540.0 million and variable rate debt of $7.2 million at June 30, 2009. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $72,000, assuming other variables remain constant.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the second quarter of 2009 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 16, 2007, Advanced Satellite Systems, LLC, a Delaware limited liability company based in Utah, filed an action for patent infringement in the U.S. District Court in Salt Lake City, Utah. The suit alleged the Company infringed a patent issued in October of 2006 entitled “Method and System Asymmetric Satellite Communications For Local Area Networks.” On February 3, 2009, the Company entered into a settlement agreement with the plaintiff to license the patent in question, as well as related patents, for a license fee equal to $450,000, which will be amortized over the 15 year life of the patents. The suit was dismissed with prejudice on June 4, 2009 in accordance with the agreement of the parties.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit.
On April 20, 2009, Guardian Media Technologies, Ltd., a Texas limited partnership based in Austin, Texas, filed an action for patent infringement in the U.S. District Court for the Central District of California. The complaint alleged the Company and a number of other defendants infringe two expired patents, entitled “Selective Video Playing System” and “Automatic Censorship of Video Programs.” The plaintiff has filed similar cases against numerous other defendants. The suit does not specify an amount in controversy. Based on an initial analysis, the Company believes it does not infringe the patents in question. On June 15, 2009, the Court dismissed the action against all defendants with the exception of the first named defendant, giving the plaintiff leave to file individual suits within 30 days. The 30 day period expired on approximately July 15, 2009. To the Company’s knowledge, no suit against the Company was filed within the period specified by the Court.
Item 1A — Risk Factors
No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
On June 29, 2009, the Company filed a Current Report on Form 8-K with respect to the issuance of 57,500 shares of the Company’s 10% Series B Cumulative Perpetual Preferred Stock, $0.01 par value, which Current Report is incorporated herein by reference.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on May 13, 2009, for the following purposes:
•	To elect three directors to three year terms expiring in 2012;

•	To approve an amendment of the Company’s 2003 Stock Option and Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance under the Plan by 1,100,000 shares, to a total of 2,600,000 shares; and

•	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.
The results of the voting were as follows:
Election of Directors

	For	Withhold
Marty Abbott	19,206,183	258,556
R. Douglas Bradbury	19,233,076	241,663
John E. Haire	19,270,320	194,419
The following directors were not subject to election and their terms of office continue after the meeting: J. Scott Kirby, R.F. Leyendecker, Vikki Pachera, Scott C. Petersen and Scott H. Shlecter.
Amendment of the 2003 Stock Option and Incentive Plan

For	Against	Abstain	Non-Votes
8,781,336	235,152	47,601	10,294,047
Ratification of Appointment of PricewaterhouseCoopers

For	Against	Abstain	Non-Votes
19,231,886	103,905	22,344	0
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32	Section 1350 Certifications

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation (Registrant)
Date: August 7, 2009	/s/ Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2009	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)