Form 10-Q
period 2009-09-30
LODGENET INTERACTIVE CORP
filed 2009-11-06
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2009, there were 22,537,664 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries
As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet,” “LodgeNetRX,” “On Command,” “The Hotel Networks,” “LodgeNet360” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. DIRECTV is a registered trademark of DIRECTV, Inc. Nintendo is a registered trademark of Nintendo of America, Inc. All other trademarks or service marks used herein are the property of their respective owners.

Part I — Financial Information

Item 1	— Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$26,102	$10,800
Accounts receivable, net	59,991	63,620
Other current assets	9,108	9,107

Total current assets	95,201	83,527

Property and equipment, net	220,341	273,830
Debt issuance costs, net	6,684	9,117
Intangible assets, net	108,272	115,134
Goodwill	100,081	100,081
Other assets	11,013	8,097

Total assets	$541,592	$589,786

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$43,218	$44,291
Other current liability	—	1,446
Current maturities of long-term debt	6,429	7,597
Accrued expenses	21,490	23,870
Deferred revenue	14,704	17,168

Total current liabilities	85,841	94,372

Long-term debt	489,527	580,923
Other long-term liabilities	35,183	43,239

Total liabilities	610,551	718,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at September 30, 2009 (liquidation preference of $1,000 per share or $57,500,000 total); none issued or outstanding at December 31, 2008	1	—
Common stock, $.01 par value, 50,000,000 shares authorized; 22,537,664 and 22,664,164 shares outstanding at September 30, 2009 and December 31, 2008, respectively	226	227
Treasury stock, at cost: 0 and 180,000 shares at September 30, 2009 and December 31, 2008, respectively	—	(2,825)
Additional paid-in capital	380,266	329,740
Accumulated deficit	(420,293)	(416,056)
Accumulated other comprehensive loss	(29,159)	(39,834)

Total stockholders’ deficiency	(68,959)	(128,748)

Total liabilities and stockholders’ deficiency	$541,592	$589,786

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Hospitality	$118,298	$132,476	$360,213	$401,963
Other	2,824	2,844	10,983	10,492

Total revenues	121,122	135,320	371,196	412,455

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality	67,184	71,487	202,893	215,020
Other	2,164	2,546	8,200	8,123
Operating expenses:
System operations	10,852	14,888	32,194	45,115
Selling, general and administrative	11,183	12,484	33,014	41,285
Depreciation and amortization	24,228	29,046	77,590	94,648
Restructuring charge	128	323	311	3,142
Other operating expense (income)	89	(79)	(86)	(947)

Total direct costs and operating expenses	115,828	130,695	354,116	406,386

Income from operations	5,294	4,625	17,080	6,069

Other income and (expenses):
Interest expense	(9,521)	(10,543)	(29,214)	(31,999)
Gain on extinguishment of debt	—	—	9,292	—
Loss on early retirement of debt	(683)	(76)	(1,224)	(155)
Other income (expense)	166	(10)	486	(23)

Loss before income taxes	(4,744)	(6,004)	(3,580)	(26,108)
Provision for income taxes	(238)	(274)	(657)	(642)

Net loss	(4,982)	(6,278)	(4,237)	(26,750)
Preferred stock dividends	(1,645)	—	(1,677)	—

Net loss attributable to common stockholders	$(6,627)	$(6,278)	$(5,914)	$(26,750)

Net loss per common share (basic and diluted)	$(0.30)	$(0.28)	$(0.26)	$(1.19)

Weighted average shares outstanding (basic and diluted)	22,458,587	22,296,886	22,431,867	22,397,466

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(4,237)	$(26,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,590	94,648
Gain on extinguishment of debt (non-cash)	(9,292)	—
Unrealized loss on derivative instruments	412	—
Loss on early retirement of debt	1,224	155
Share-based compensation	1,331	1,735
Gain due to insurance proceeds	—	(815)
Insurance proceeds related to business interruption	—	815
Other, net	(675)	(32)
Change in operating assets and liabilities:
Accounts receivable, net	3,998	2,195
Other current assets	13	946
Accounts payable	(1,270)	(1,617)
Accrued expenses and deferred revenue	(5,364)	(8,580)
Other	(2,005)	691

Net cash provided by operating activities	61,725	63,391

Investing activities:
Property and equipment additions	(15,441)	(53,428)

Net cash used for investing activities	(15,441)	(53,428)

Financing activities:
Repayment of long-term debt	(63,768)	(14,698)
Payment of capital lease obligations	(1,148)	(1,066)
Borrowings on revolving credit facility	—	30,000
Repayments of revolving credit facility	—	(30,000)
Purchase of long-term debt	(23,685)	—
Proceeds from investment in long-term debt	3,814	—
Purchase of treasury stock	—	(4,662)
Proceeds from issuance of preferred stock, net of offering costs	53,696	—

Net cash used for financing activities	(31,091)	(20,426)

Effect of exchange rates on cash	109	(189)

Increase (decrease) in cash and cash equivalents	15,302	(10,652)
Cash and cash equivalents at beginning of period	10,800	25,569

Cash and cash equivalents at end of period	$26,102	$14,917

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2008, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
There were no subsequent events through the date the financial statements were issued on November 6, 2009.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008
Land, building and equipment	$110,687	$111,870
Hotel systems:
Installed system costs	634,844	636,986
Customer acquisition costs	55,855	58,995
System components	31,398	31,409
Software costs	36,106	35,522

Total	868,890	874,782
Less — depreciation and amortization	(648,549)	(600,952)

Property and equipment, net	$220,341	$273,830

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command and the minority interest of THN. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each unit annually during the fourth quarter. Quarterly impairment testing is not required unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events. As market conditions stabilize, we do not expect impairment to our goodwill; however, impairment may occur if the market conditions deteriorate.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

	Hospitality	Other	Total
Balance as of December 31, 2008
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	—	—	—

Balance as of September 30, 2009
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	$92,614	$7,467	$100,081

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees. We account for these assets on an ongoing basis in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” These intangible assets have been deemed to have definite useful lives and are amortized over their current estimated useful lives, ranging from three to twenty years. We review the intangible assets for impairment each reporting period to determine whether a triggering event has occurred or change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the useful lives or carrying amount of the assets.
We have the following intangible assets (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(16,042)	$120,315	$(11,274)
Other acquired intangibles	12,884	(11,873)	12,984	(11,079)
Tradenames	3,079	(1,492)	3,042	(1,079)
Acquired patents	5,148	(3,747)	5,100	(2,875)

	$141,426	$(33,154)	$141,441	$(26,307)

We recorded consolidated amortization expense of $6.9 million and $8.4 million, respectively, for the nine months ended September 30, 2009 and 2008. We estimate total amortization expense for the three months remaining in 2009 and the years ending December 31, as follows (dollar amounts in millions): 2009 — $2.3; 2010 — $8.1; 2011 — $7.1; 2012 — $6.6; 2013 — $6.4 and 2014 — $6.3. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 4 — Earnings Per Share Computation
We follow FASB ASC Topic 260, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.
Effective January 1, 2009, we adopted additional provisions of FASB ASC Topic 260, which provide that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding shares of non-vested restricted stock are participating securities. All earnings per common share data for periods prior to January 1, 2009 have been retrospectively adjusted to conform to the new computation method.

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. For the three and nine months ended September 30, 2009 and 2008, participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009 and 2008, potential dilutive common shares, which include stock options, unvested restricted stock and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. Dollar amounts are in thousands, except share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS:
Net loss	$(4,982)	$(6,278)	$(4,237)	$(26,750)
Preferred stock dividends	(1,645)	—	(1,677)	—

	$(6,627)	$(6,278)	$(5,914)	$(26,750)
Loss allocated to participating securities	—	—	—	—

Net loss available to common stockholders	$(6,627)	$(6,278)	$(5,914)	$(26,750)

Basic weighted average shares outstanding	22,458,587	22,296,886	22,431,867	22,397,466
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	N/A	N/A

Weighted average shares outstanding for basic earnings per common share	22,458,587	22,296,886	22,431,867	22,397,466
Basic earnings per share	$(0.30)	$(0.28)	$(0.26)	$(1.19)

Diluted EPS:
Net loss	$(4,982)	$(6,278)	$(4,237)	$(26,750)
Preferred stock dividends	(1,645)	—	(1,677)	—

	$(6,627)	$(6,278)	$(5,914)	$(26,750)
Loss allocated to participating securities	—	—	—	—

Net loss available to common stockholders	$(6,627)	$(6,278)	$(5,914)	$(26,750)

Basic weighted average shares outstanding	22,458,587	22,296,886	22,431,867	22,397,466
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	N/A	N/A

Weighted average shares outstanding for basic earnings per common share	22,458,587	22,296,886	22,431,867	22,397,466
Dilutive effect of potential shares (2)	N/A	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	22,458,587	22,296,886	22,431,867	22,397,466
Diluted earnings per share	$(0.30)	$(0.28)	$(0.26)	$(1.19)

(1)	Participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)	Potential dilutive shares were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. This includes 17,029,601 shares as of September 30, 2009 and 1,711,418 shares as of September 30, 2008.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008
Property, sales and other taxes	$8,146	$8,876
Compensation	5,730	7,406
Interest	72	109
Programming related	1,979	1,751
Restructuring and reorganization	695	2,436
Preferred stock dividends	1,677	—
Other	3,191	3,292

	$21,490	$23,870

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008
Bank Credit Facility:
Bank term loan	$493,743	$585,323
Revolving credit facility	—	—
Capital leases	2,213	3,197

	495,956	588,520
Less current maturities	(6,429)	(7,597)

	$489,527	$580,923

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,405,005. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of September 30, 2009, our consolidated leverage ratio was 3.92 compared to the maximum allowable of 4.00 and our consolidated interest coverage ratio was 3.18 compared to the minimum allowable of 2.75. The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into, and thereafter maintain, hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for the entire amount of the outstanding term loan, with fixed interest rates ranging from 3.97% to 5.09% (see Note 14). The term loan interest rate as of September 30, 2009 was 2.29%. The all-in weighted average interest rate for the quarter ended September 30, 2009 was 7.24%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of September 30, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 15). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 3.92 compared to the maximum allowable of 4.00 for the third quarter of 2009. Our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the continuing volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
During the first quarter of 2009, in addition to the required quarterly payment of $1.6 million, we prepaid $6.6 million on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative. We recorded a gain on the extinguishment of $9.3 million and wrote off $0.5 million of related debt issuance costs. In June 2009, we made our required quarterly repayment of $1.5 million, which was reduced as a result of our previous prepayments. In June 2009, we received net proceeds of $53.7 million from our preferred stock offering, and in July 2009, we used $27.7 million of those proceeds to make a prepayment on the term loan. As a result of that prepayment, the required quarterly payment was further reduced to $1.4 million for September 2009, which we made. Also during the third quarter of 2009, we made a second prepayment of $25.0 million, and wrote off total related debt issuance costs of $0.7 million. The required quarterly payment will again be reduced, to $1.3 million, effective December 2009. The preferred stock offering is discussed in more detail in Note 15. There were no borrowings against the Revolver during the third quarter of 2009.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of September 30, 2009, we had outstanding letters of credit totaling $427,000, which reduce amounts available under the revolver.
Capital Leases — As of September 30, 2009, we have total capital lease obligations of $2.2 million. Equipment acquired under capital lease arrangements during the nine months ended September 30, 2009 totaled approximately $147,000. Equipment acquired consists primarily of vehicles used in our field service operations.
As of September 30, 2009, long-term debt has the following scheduled maturities for the three months remaining in 2009 and the full years ending December 31, 2010 and after (dollar amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$1,341	$5,364	$5,364	$5,364	$5,365	$470,945
Capital leases	321	1,096	693	282	17	—

	1,662	6,460	6,057	5,646	5,382	470,945

Less amount representing interest on capital leases	(36)	(102)	(46)	(12)	—	—

	$1,626	$6,358	$6,011	$5,634	$5,382	$470,945

We do not utilize special purpose entities or off-balance sheet financial arrangements.

As previously noted, our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs, or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, including financial covenants, restrict, among other things, our ability and the ability of our subsidiaries to:
•	borrow money;

•	pay dividends;

•	purchase or redeem stock;

•	repay subordinated indebtedness before its stated maturity date;

•	make investments in third parties and extend credit outside the normal course of business;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	consummate certain asset sales;

•	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets.
Note 7 — Comprehensive Income (Loss)
FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(4,982)	$(6,278)	$(4,237)	$(26,750)
Foreign currency translation adjustment	580	(1,053)	1,259	(1,520)
Unrealized gain (loss) on interest rate swap agreements	1,573	(914)	9,416	(494)

Comprehensive (loss) income	$(2,829)	$(8,245)	$6,438	$(28,764)

Components of accumulated other comprehensive loss as shown on our consolidated balance sheets were as follows (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008
Unrealized loss on interest rate swap agreements	$(30,955)	$(40,371)
Foreign currency translation adjustment	1,796	537

Accumulated other comprehensive loss	$(29,159)	$(39,834)

Note 8 — Statements of Cash Flows
Cash equivalents are comprised of demand deposits and temporary investments in highly liquid securities having original maturities of 90 days or less at the date of purchase. Cash paid for interest was $28.8 million and $31.9 million, respectively, for the nine months ended September 30, 2009 and 2008. Cash paid for taxes was $759,000 and $696,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted the guidance now codified under FASB ASC Topic 718, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin No. 110 in our adoption of these provisions. Share-based compensation expense recognized in the three and nine months ended September 30, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation cost (benefit):
Stock options	$266	$275	$785	$875
Non-vested shares	123	267	546	860

Total share based compensation expense	$389	$542	$1,331	$1,735

For the nine months ended September 30, 2009 and 2008, there was no cash received from stock option exercises. FASB ASC Topic 718 requires the tax benefit realized as a result of tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the nine months ended September 30, 2009 and 2008 included non-cash compensation expense related to stock options of $785,000 and $875,000, respectively, and included non-cash compensation expense related to non-vested shares (restricted stock) of $546,000 and $860,000, respectively.
Stock Options
For the three months ended September 30, 2009, we did not grant any stock options to non-employee directors of the Company or to certain officers and employees. For the nine months ended September 30, 2009, we granted 35,000 stock options to non-employee directors of the Company, and we granted 256,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with FASB ASC Topic 718. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

Non-Vested Shares (Restricted Stock)
For the three months ended September 30, 2009, we did not award any shares of time-based or performance-based restricted stock (non-vested shares) to our non-employee directors or certain officers and employees. For the nine months ended September 30, 2009, we awarded 87,500 shares of time-based restricted stock (non-vested shares) to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The fair value of the non-vested shares is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. For the nine months ended September 30, 2009, we did not issue any performance-based restricted stock.
Note 10 — Restructuring
We account for our restructuring activities in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.” As a result of our post acquisition activities, we incurred $3,000 of restructuring costs during the three months ended September 30, 2009, whereas we incurred restructuring costs of $323,000 during the three months ended September 30, 2008. Restructuring expenses for the nine months ended September 30, 2009 consisted of approximately $405,000 related to the consolidation or closure of acquired facilities and a reduction of approximately $411,000 in employee severance related costs, due to unused outplacement services and insurance benefits, while we incurred $3,142,000 of costs during the nine months ended September 30, 2008. All restructuring costs are included in operating expenses on the Consolidated Statements of Operations. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses relate to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In the fourth quarter of 2008, we implemented an expense reduction program in response to the economic uncertainties, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred $125,000 of costs during the three months ended September 30, 2009 and $317,000 of costs during the nine months ended September 30, 2009. All reduction in force costs are included in operating expenses on the Consolidated Statements of Operations. There were no reduction in force costs incurred during the three or nine months ended September 30, 2008.
We estimate there will be additional expenses of $100,000 to $200,000 charged to restructuring over the next twelve to eighteen months, related to the post acquisition restructuring and reduction in force initiatives noted above. Additional accruals and cash payments related to the restructuring activities are dependent upon execution of additional subleasing arrangements or reduction in force, which could change our expense estimates.
The above restructuring activities primarily occurred within our Hospitality business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	12/31/08	Charges to	Cash	9/30/09
	Balance	Expense	Payments	Balance
Severance and other benefit related costs	$1,996	$(377)	$(1,461)	$158
Cost of closing redundant acquired facilities	440	688	(591)	537

Total	$2,436	$311	$(2,052)	$695

Note 11 — Fair Value Measurements
We adopted the fair value measurement and disclosure provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” relating to financial assets and liabilities on January 1, 2008 and nonfinancial assets and liabilities on January 1, 2009. The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. FASB ASC Topic 820 includes a fair value hierarchy, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques, which are used to measure fair value and which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$31,367	$31,367	$40,371	$40,371
Long-term debt	$495,956	$444,113	$588,520	$295,858
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
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is recognized in other long-term liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective. We plan to hold the swap agreements to maturity.
The following table summarizes the valuation of our financial instruments by the above FASB ASC Topic 820 pricing levels as of the valuation date listed (dollar amounts in thousands):

	Total	Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurement	Identical Asset	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps — liability position	$31,367	$—	$31,367	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at September 30, 2009.

Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment, therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.
Note 12 — Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy, resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions that result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions deteriorate.
Note 13 — Segment Information
As a result of changes in our organization and internal financial reporting completed in the fourth quarter of 2008, we operate in two reportable segments, Hospitality and Other. We identify our segments using the “management approach,” which designates the internal organization used by management for making operating decisions and assessing performance as the source of our reportable segments. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Based on relative size, our Healthcare and Advertising businesses are reported within the Other segment in accordance with the aggregation criteria of FASB ASC Topic 280, “Segment Reporting.” Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs.
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

Financial information related to our reportable segments for the three and nine months ended September 30 is as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues:
Hospitality	$118,298	$132,476	$360,213	$401,963
Other	2,824	2,844	10,983	10,492

Total	$121,122	$135,320	$371,196	$412,455

Loss before income taxes:
Hospitality	$36,101	$41,812	$113,155	$128,460
Other	(560)	(1,067)	(919)	(1,507)

Operating profit	35,541	40,745	112,236	126,953
Corporate	(5,802)	(6,830)	(17,341)	(24,041)
Depreciation and amortization	(24,228)	(29,046)	(77,590)	(94,648)
Restructuring charge	(128)	(323)	(311)	(3,142)
Other operating (expense) income	(89)	79	86	947
Interest expense	(9,521)	(10,543)	(29,214)	(31,999)
Gain on extinguishment of debt	—	—	9,292	—
Loss on early retirement of debt	(683)	(76)	(1,224)	(155)
Other income (expense)	166	(10)	486	(23)

Loss before income taxes	$(4,744)	$(6,004)	$(3,580)	$(26,108)

Note 14 — Derivative Information
Effective January 1, 2009, we adopted provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities.” This guidance requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk-related, as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of September 30, 2009, we had entered into fixed rate swap agreements for the entire amount of the outstanding term loan at an average interest rate of 4.85%. In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a fixed rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. All of the swap agreements have been issued by Credit Suisse International. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature.

As a result of the issuance of preferred stock (see Note 15), we were required to use 50% of the proceeds to pay down our Credit Facility during the third quarter of 2009. This required paydown, and our additional payments totaling $54.1 million, rendered a portion of the $100.0 million notional amount swap, entered into in November 2007 and expiring in December 2009, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $91,000 and a loss of $412,000 for the three and nine months ended September 30, 2009, respectively, and was recognized in interest expense in our Consolidated Statements of Operations.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of September 30, 2009 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Interest rate swaps	$537,500	Other long-term liabilities	$—	$(31,367)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 was $31.0 million, which is net of the $0.4 million ineffective portion charged to interest expense, and $40.4 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the three and nine months ended September 30 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
		Location of	Hedge
	Amount of	Gain (Loss)	Gain (Loss)	Ineffective Portion
	Gain (Loss)	Reclassified From	Reclassified From	Income
	Recognized	Accumulated	Accumulated	Statement
	in Other	Other	Other	Location of	Hedge
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	Gain (Loss)
Flow Hedge	Income	Income	Income	Recognized	Recognized
Three Months Ended September 30, 2009:
Interest rate swaps	$7,417	Interest expense	$(5,844)	Interest expense	$(91)

Nine Months Ended September 30, 2009:
Interest rate swaps	$24,756	Interest expense	$(15,340)	Interest expense	$(412)
Note 15 — Perpetual Preferred Stock
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

Dividends were declared on the preferred stock by our Board of Directors on September 29, 2009. As of September 30, 2009, we had $1.7 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit position. The dividends were paid on October 14, 2009.
The preferred stock is convertible at any time, at the option of the holder, at an initial conversion rate of 264.5503 shares of common stock per share of preferred stock, equal to an initial conversion price of $3.78 per share. This represents a conversion premium of approximately 10%, based on the closing bid price of $3.43 per share of common stock on June 23, 2009.
On or prior to July 15, 2014, we may elect to convert some or all of the preferred stock into shares of common stock, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 of the 30 consecutive trading days ending the trading day before our notice of the conversion. If we elect to convert any preferred stock on or prior to July 15, 2014, we will also make a payment on the preferred stock, in cash or shares of common stock, equal to the aggregate amount of dividends which would have accumulated and become payable through and including July 15, 2014, less any dividends already paid on the preferred stock.
After July 15, 2014, we may elect to convert some or all of the preferred stock into shares of common stock, if the closing price of our common stock has exceeded 125% of the conversion price for at least 20 of the 30 consecutive trading days ending the trading day before our notice of the conversion. If we elect to convert any preferred stock after July 15, 2014, we will make an additional payment on the preferred stock, in cash or shares of common stock, for all accumulated and unpaid dividends to and including the conversion date.
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
Note 16 — Effect of Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” This standard amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, and early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing,” when it becomes effective. We believe the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This standard revises FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” changing how a reporting entity determines when an entity insufficiently capitalized or not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity which most significantly impact the other entity’s economic performance. SFAS No. 167 requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, and early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation,” when it becomes effective. We believe the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance now codified under FASB ASC Topic 105, “Generally Accepted Accounting Principles.” FASB ASC Topic 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB and to be applied to nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards and all other nongrandfathered non-SEC accounting literature not included in the Codification is now considered nonauthoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts. The FASB will instead issue Accounting Standards Updates (“ASUs”), which will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB ASC Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, and we have adopted the provision in accordance with the effective date. References made to FASB guidance throughout this document have been updated for the Codification. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.
In August 2009, the FASB issued FASB ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU for the fair value measurement of liabilities provides clarification that: 1) in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques; 2) when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability; and 3) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. We have adopted the provisions in accordance with the effective date, and they did not have an impact on our consolidated financial position, results of operations or cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our consolidated financial position, results of operations and cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our consolidated financial position, results of operations and cash flows.

Item 2    — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 13, 2009, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures and recessionary threats and developments);

➢	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	decreases in hotel occupancy, whether related to economic conditions or other causes;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services;

➢	programming costs, availability, timeliness and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties and delays;

➢	relationships with customers and property owners;

➢	the availability of capital to finance growth;

➢	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available for other business purposes, and the violation of which would constitute an event of default;

➢	the impact of governmental regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets and territories;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of September 30, 2009, we provided interactive media and connectivity solutions to approximately 9,800 hotel properties serving over 1.9 million hotel rooms. Within that customer base, we also provide on-demand guest entertainment services, advertising media services, cable television programming and broadband Internet access in approximately 1.8 million, 1.2 million, 1.1 million and 207,000 hotel rooms, respectively. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of September 30, 2009, our system was installed in 39 healthcare facilities, representing approximately 8,400 beds. We had 12 additional hospitals under contract, scheduled to be installed in future periods, representing approximately 2,100 beds.

Our strategic initiatives, focused on diversified revenue growth and cost control, continued to drive free cash flow and improve our profitability metrics during the third quarter of 2009. Our diversified revenue growth initiatives, which include our non-Guest Entertainment products and services, generated $44.8 million of revenue this quarter, or approximately 36.9% of total revenue, with the related gross profit up 30.4% over the third quarter of 2008. Our system operations and selling, general and administrative (SG&A) expenses were reduced 19.5%, to $22.0 million in the current quarter as compared to $27.4 million in the prior year quarter. As a result, our income from operations increased 14.5% quarter over quarter, from $4.6 million in 2008 to $5.3 million in 2009. Our proactive plan to manage the level of capital investment activity resulted in a decrease of 69.6%, from $14.7 million in the third quarter of 2008 to $4.5 million in the third quarter of 2009. Our free cash flow demonstrated a significant increase, to $16.1 million in the current quarter compared to $6.2 million in the prior year quarter, an improvement of 158.4%. While we did see marginal signs of improvement during the quarter related to Guest Entertainment revenue, business travel and capital spending by our hotel customers continues to be soft; therefore, we will continue to take a conservative approach with our capital investments and operating strategy in this uncertain economic environment. The integration of our 2007 strategic acquisitions has resulted in a more efficient operating structure and operational leverage, which will continue to produce benefits as consumer confidence returns and hotel occupancies increase.
Our total revenue for the third quarter of 2009 was $121.1 million, a decrease of $14.2 million or 10.5%, compared to the third quarter of 2008. The decrease in revenue was primarily from Guest Entertainment services, partially offset by increases in revenue from Hotel Services and System Sales and Related Services.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $14.2 million or 10.7%, to $118.3 million for the third quarter of 2009 as compared to $132.5 million for the prior year quarter. Due to continued softness in the travel industry, occupancy declined by approximately 7.6% during the third quarter 2009 compared to the same period last year. Average monthly Hospitality revenue per room was $21.70 for the third quarter of 2009, a decrease of 8.8% as compared to $23.79 per room in the third quarter of 2008.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $17.4 million or 18.6%, to $76.4 million in the third quarter of 2009. Impacted by the decline in occupancy rates and a conservative consumer buying pattern, average monthly Guest Entertainment revenue per room for the third quarter of 2009 declined 16.9% to $14.01 compared to $16.85 for the third quarter of 2008. Sequentially, the 16.9% decline during the third quarter of 2009 was less than the declines during the first and second quarters of 2009, which were 23.0% and 20.4%, respectively. Average monthly movie revenue per room was $13.11 for the third quarter of 2009, a 16.2% reduction as compared to $15.65 per room in the prior year quarter. Hotel Services revenue, which includes revenue paid by hotels for television programming and broadband Internet service and support, increased $1.9 million or 6.2%, to $32.6 million during the third quarter of 2009 versus $30.7 million in the third quarter of 2008. On a per-room basis, monthly Hotel Services revenue for the third quarter of 2009 increased 8.3% to $5.98 compared to $5.52 for the third quarter of 2008. Monthly television programming revenue per room increased 9.6% to $5.47 for the third quarter of 2009 as compared to $4.99 for the third quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband Internet revenue per room decreased to $0.51 for the third quarter of 2009 compared to $0.53 for the same period of 2008. System Sales and Related Services revenue, which includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels, increased $1.4 million or 17.1%, to $9.3 million during the third quarter of 2009 versus $7.9 million in the third quarter of 2008. Television programming system sales accounted for $1.1 million of this growth and the balance was derived from sales of equipment and professional services to hotels.
Other Revenue, including the sale of interactive systems and services to Healthcare facilities and revenue from Advertising and Media Services, was $2.8 million for both periods. Healthcare revenue was $1.2 million, while Advertising and Media revenue remained stable at $1.6 million, despite the continued softness in the general economy.

Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $69.3 million in the third quarter of 2009, a decrease of $4.7 million or 6.3%, as compared to $74.0 million in the third quarter of 2008. The decrease in total direct costs was primarily due to decreased hotel commissions and programming royalties of $5.5 million, which vary with revenue, and a reduction in recurring connectivity and other Internet support costs of $1.7 million, a result of our cost reduction initiatives. Partially offsetting these reductions were increases in incremental television programming costs of $1.5 million, which vary with the number of rooms served and the services provided, and incremental system sales, equipment and service direct costs of $1.4 million. For the third quarter of 2009, total direct costs as a percentage of revenue were 57.3% as compared to 54.7% for the third quarter of 2008. The increase in direct costs as a percentage of revenue was driven by a change in the composition of our revenue and product mix, quarter over quarter, primarily from the increased percentage of revenue generated by television programming and systems sales, which generally have a lower margin than Guest Entertainment revenues.
System operations expenses and selling, general and administrative (SG&A) expenses were $22.0 million in the third quarter of 2009 compared to $27.4 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 9.0% this quarter as compared to 11.0% in the third quarter of 2008. Per average installed room, system operations expenses decreased to $1.99 per room per month this quarter as compared to $2.67 in the prior year quarter. As a percentage of total revenue, SG&A expenses were flat at 9.2% in both the current quarter and the third quarter of 2008. SG&A expenses per average installed room were $2.05 this quarter as compared to $2.24 in the third quarter of 2008. The decreases in total operating expenses were the result of achieving the expected synergies related to the consolidation of duplicative general and administrative functions of the acquired companies and related operations, our expense reduction initiatives implemented during 2008 and 2009, lower system service costs, a reduction in facilities costs and lower travel-related expenses.
Despite the revenue decline, we generated $20.6 million of cash from operating activities as compared to $20.9 million in the third quarter of 2008. In July, we utilized $27.7 million of the proceeds from the sale of convertible preferred stock to repay a portion of the Term B, as required. In September, we made the required Term B quarterly payment of $1.4 million and also made an optional payment of $25.0 million. During the third quarter of 2008, we made the required Term B repayment of $1.6 million and made an optional payment of $5.0 million against the Term B portion of the Credit Facility. The leverage ratio at the end of this quarter, calculated on a consolidated debt basis, was 3.92 times versus the covenant of 4.00 times. Cash as of September 30, 2009 was $26.1 million compared to $14.9 million on September 30, 2008.
Hospitality
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, companies offering web sites which provide on-demand movies, rental companies which provide videocassettes and DVDs that can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during the last half of 2008 and the first nine months of 2009, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may increase to levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and distributed to approximately 61% of our guest rooms over the internal hotel network, and typically includes premium channels such as HBO, Showtime and The Disney Channel, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships and our nationwide field service network.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, television programming reception equipment, Internet conference services, and professional design, project management and installation services.
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
We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities, including growth related capital, and consideration paid for acquisitions. Free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (i.e., changes in working capital) which do not impact net income. Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting free cash flow information. Our definition of free cash flow does not take into account our working capital requirements, debt service requirements or other commitments. Accordingly, free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing free cash flow may not be comparable to other similarly titled measures of other companies.

Rooms Served
One of the metrics we monitor within our Hospitality business is the number of rooms we serve for our various services. As of September 30, we had the following number of rooms installed with the designated service:

	September 30,
	2009	2008
Total rooms served (1)	1,934,229	1,970,752
Total Guest Entertainment rooms (2) (8)	1,807,933	1,862,885
Total Cable Television Programming (FTG) rooms (3) (8)	1,095,719	1,098,687
Total THN SuperBlock rooms (4) (8)	370,583	362,325
Total THN VOD rooms (5) (8)	1,156,175	533,458
Total Broadband Internet rooms (6) (8)	206,914	227,880
Net new Guest Entertainment rooms for the three months ended (7)	(19,703)	9,167
Net new Guest Entertainment rooms for the nine months ended (7)	(58,420)	27,367

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms are equipped with our interactive television systems. Digital rooms were 84.6% of total Guest Entertainment rooms as of September 30, 2009.

(3)	Cable television programming (FTG) rooms receive basic or premium television programming.

(4)	Includes rooms receiving satellite-delivered television channels.

(5)	Includes rooms receiving server-based channels.

(6)	Represents rooms receiving high-speed Internet service.

(7)	Amounts shown are net of de-installations during the period. The gross number of new rooms installed was 5,174 and 15,917 for the three months ended September 30, 2009 and 2008, respectively, and 16,252 and 47,924 for the nine months ended September 30, 2009 and 2008, respectively.

(8)	Included in total rooms served.
Net new Guest Entertainment rooms for the three and nine months ended September 30, 2009 are negative due to the de-installation of rooms we consider to be unprofitable to maintain and fewer new rooms installed as result of our reduced capital investment activity.
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

	September 30,
	2009	2008
Net new HDTV rooms for the three months ended	11,371	26,206
Net new HDTV rooms for the nine months ended	29,917	76,848
Total HDTV rooms installed	221,633	163,768
HDTV rooms as a percent of total Guest Entertainment rooms	12.3%	8.8%
HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.

Capital Investment Per Installed Room
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

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,
	2009	2008	2008	2007
Average cost per room — new installation	$234	$400	$389	$399
Average cost per room — conversion	$205	$298	$295	$309

Average cost per HD room — new installation	$237	$400	$398	$460
Average cost per HD room — conversion	$217	$299	$320	$329
The decrease in the average cost per new and converted HD rooms from 2007 to 2009 was primarily driven by a larger average room size per hotel, engineering efforts, lower allocated overhead costs and hotels contributing a greater share of total installation costs.
Average Revenue Per Room
We closely monitor the revenue we generate per average Hospitality room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, the popularity of movie content, consumer sentiment, the mix of services purchased, mix of travelers, the availability of alternative programming and the overall economic environment. During the quarter, occupancy decreased approximately 7.6% as compared to the third quarter of 2008. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. The following table sets forth the components of our Hospitality revenue per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average monthly revenue per room:
Hospitality
Guest Entertainment	$14.01	$16.85	$13.77	$17.25
Hotel Services	5.98	5.52	5.97	5.40
System Sales and Related Services	1.71	1.42	2.04	1.41

Total Hospitality revenue per room	$21.70	$23.79	$21.78	$24.06

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality direct expenses per room and as a percentage of related revenue during the three months ended September 30:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		Percent		Percent
		of Related		of Related
	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality
Guest Entertainment	$5.76	41.1%	$6.78	40.2%
Hotel Services	5.28	88.4%	5.07	91.8%
System Sales and Related Services	1.28	74.8%	0.99	70.0%

Total Hospitality Direct Costs per room	$12.32	56.8%	$12.84	54.0%

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
Sales and Installation
The metrics we monitor within the Healthcare business are the number of systems sold and installed. We sold and installed our systems in the following numbers as of September 30:

	2009	2008
Systems sold (1)	53	36
Beds sold	11,344	8,115
Systems installed (2)	39	23
Beds installed	8,402	5,886

(1)	Systems sold on a cumulative basis.

(2)	Systems installed with active service and maintenance agreements.
The following table shows the number of systems and beds installed during the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interactive systems installed during the period	1	1	12	4
Beds installed during the period (1)	539	425	2,155	1,552

(1)	Includes bed additions during the period.
At September 30, 2009, we had 12 additional healthcare facilities under contract for installation in future periods, representing approximately 2,100 beds.

Advertising and Media Services
We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. As of September 30, 2009, we provide advertising media services to approximately 1.2 million hotel rooms with FreeViews programming, and our advertising sales subsidiary, THN, delivers targeted advertising to more than 370,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock.
General Operations
Total Operating Expenses
We also monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (SG&A) primarily include payroll costs, stock based compensation, engineering development costs and legal, marketing, professional and compliance costs. The following table sets forth the components of our operating expenses per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Systems operations expenses	$1.99	$2.67	$1.95	$2.70
SG&A expenses	2.05	2.24	2.00	2.47
Depreciation and amortization (D&A)	4.03	4.75	4.27	5.16
Amortization of acquired intangibles	0.41	0.47	0.42	0.50
Restructuring charge	0.03	0.06	0.02	0.19
Other operating expense (income), net	0.02	(0.01)	(0.01)	(0.05)

	$8.53	$10.18	$8.65	$10.97

Systems operations as a percent of total revenue	9.0%	11.0%	8.7%	10.9%
SG&A as a percent of total revenue	9.2%	9.2%	8.9%	10.0%
D&A as a percent of total revenue	18.2%	19.5%	19.0%	20.9%
Amortization of acquired intangibles as a percent of total revenue	1.8%	1.9%	1.9%	2.0%
Total operating expenses as a percent of total revenue	38.4%	41.9%	38.5%	44.4%
Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations. During the first three quarters of 2009, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We intend to continue this in the fourth quarter. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash provided by operating activities (1)	$20,602	$20,947	$61,725	$63,391
Property and equipment additions	(4,470)	(14,705)	(15,441)	(53,428)

	$16,132	$6,242	$46,284	$9,963

(1)	Cash provided by operating activities for the three months ended September 30, 2009 included $0.2 million of cash used for restructuring and reorganization related activities. The three months ended September 30, 2008 included $1.1 million of cash used for restructuring and integration related activities. The nine months ended September 30, 2009 included $2.1 million of cash used for restructuring and reorganization related activities, while the nine months ended September 30, 2008 included $8.8 million used for restructuring and integration related activities.
Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expansion capital investment (1)	$1,112	$5,994	$5,016	$17,512
Renewal investment (2)	1,373	3,875	4,076	15,468
Corporate capital and minor extensions (3)	1,985	4,836	6,349	20,448

	$4,470	$14,705	$15,441	$53,428

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure, including computers, equipment, software development, minor system upgrades and system components.
Liquidity and Capital Resources
During the first nine months of 2009, cash provided by operating activities was $61.7 million, which was negatively impacted by $2.1 million of cash used for restructuring related activities. For the first nine months of 2009, we used $15.4 million of the cash we generated for property and equipment additions, including growth-related capital. During the same period, we made optional payments of $59.3 million against the Term B portion of our Credit Facility, in addition to the required quarterly payments totaling $4.4 million. The optional payment funds were primarily from the preferred stock offering and cash provided by our operations. During the first nine months of 2008, cash provided by operating activities was $63.4 million, which was negatively impacted by $8.8 million of cash used for restructuring and integration related activities. For the first nine months of 2008, we used cash for property and equipment additions, including growth-related capital, of $53.4 million. During the same period, we made optional payments of $10.0 million against the Term B portion of our Credit Facility, in addition to the required quarterly payments totaling $4.7 million. Cash as of September 30, 2009 was $26.1 million versus $10.8 million as of December 31, 2008.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $50 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund our business and comply with our financing obligations. During 2009, we plan to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of September 30, 2009, working capital was $9.4 million, compared to $(10.8) million at December 31, 2008. The increase was primarily due to our utilization of the preferred stock offering proceeds for debt repayment and reduction of capital investments to the hotels.
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
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1.6 million, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan. For the third quarter of 2009, the adjusted quarterly payment requirement was $1.4 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for the entire amount of the outstanding term loan, with fixed interest rates ranging from 3.97% to 5.09% (see Note 14 to the financial statements). The term loan interest rate as of September 30, 2009 was 2.29%. The all-in weighted average interest rate for the quarter ended September 30, 2009 was 7.24%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of September 30, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2009	2008
Actual consolidated leverage ratio (1) (3)	3.92	4.38
Maximum per covenant	4.00	4.50

Actual consolidated interest coverage ratio (2) (3)	3.18	3.21
Minimum per covenant	2.75	2.50

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants would have a material adverse effect on us.

We do not utilize special purpose entities or off balance sheet financial arrangements.
Our debt covenant ratios will change as follows:

		Q3 2010
	Q1 2010	to maturity
Maximum consolidated leverage ratio	3.75	3.50

Minimum consolidated interest coverage ratio	3.00	3.00
In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient cash from operations, to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 15 to the financial statements). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 3.92 compared to the maximum allowable of 4.00 for the third quarter of 2009. Our ability to do this is subject to the general economic climate and business conditions beyond our control. Given the continuing volatility in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it may impact our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than currently in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
The credit agreement also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of September 30, 2009, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of September 30, 2009 was $496.0 million versus $588.5 million as of December 31, 2008.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a fixed rate of 3.97%, which expires in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature. A portion of the $100.0 million notional amount swap, entered into in November 2007 and expiring in December 2009, was rendered ineffective due to the additional payments on our term loan. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $91,000 and a loss of $412,000 for the three and nine months ended September 30, 2009, respectively, and was recognized in interest expense in our Consolidated Statements of Operations. All of the swap agreements have been issued by Credit Suisse International.

During the first quarter of 2009, in addition to the required quarterly payment of $1.6 million, we prepaid $6.6 million on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative. We recorded a gain on the extinguishment of $9.3 million and wrote off $0.5 million of related debt issuance costs. In June 2009, we made our required quarterly repayment of $1.5 million, which was reduced as a result of our previous prepayments. In June 2009, we received net proceeds of $53.7 million from our preferred stock offering, and in July 2009, we used $27.7 million of those proceeds to make a prepayment on the term loan. As a result of the issuance of preferred stock, we were required to use 50% of the proceeds to pay down our Credit Facility during the third quarter of 2009. As a result of that prepayment, the required quarterly payment was further reduced to $1.4 million for September 2009, which we made. Also during the third quarter of 2009, we made a second prepayment of $25.0 million, and wrote off total related debt issuance costs of $0.7 million. The required quarterly payment will again be reduced, to $1.3 million, effective December 2009. The preferred stock offering is discussed in more detail in Note 15 to the financial statements. There were no borrowings against the Revolver during the third quarter of 2009.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of September 30, 2009, we had outstanding letters of credit totaling $427,000.
Obligations and commitments as of September 30, 2009 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$495,956	$6,429	$11,837	$477,690	$—
Interest on bank term loan (1)	53,508	12,120	23,805	17,583	—
Interest on derivative instruments (net)	37,877	22,072	15,805	—	—
Operating lease payments	4,803	2,317	1,762	629	95
Purchase obligations (2)	3,371	2,479	892	—	—
Minimum royalties and commissions (3)	2,883	2,271	612	—	—

Total contractual obligations	$598,398	$47,688	$54,713	$495,902	$95

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$427	$427	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments, primarily for the procurement of system components.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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
Market Conditions
Due to the current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy, resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions that result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if the market conditions deteriorate.

Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2009 and 2008
Revenue Analysis. Total revenue for the third quarter of 2009 was $121.1 million, a decrease of $14.2 million or 10.5%, compared to the third quarter of 2008. The decrease in revenue was primarily from a decrease in Guest Entertainment revenue, partially offset by increases in revenue from Hotel Services and System Sales and Related Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended September 30:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$76,369	63.1%	$93,808	69.3%
Hotel Services	32,617	26.9%	30,714	22.7%
System Sales and Related Services	9,312	7.7%	7,954	5.9%

Total Hospitality	118,298	97.7%	132,476	97.9%
Other	2,824	2.3%	2,844	2.1%

	$121,122	100.0%	$135,320	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $14.2 million or 10.7%, to $118.3 million in the third quarter of 2009 compared to $132.5 million in the third quarter of 2008. Due to continued softness in the travel economy, hotel occupancy declined by 7.6% during the third quarter of 2009 compared to the same period last year. Average monthly Hospitality revenue per room was $21.70 in the third quarter of 2009, a decrease of 8.8% as compared to $23.79 in the prior year quarter.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $17.4 million or 18.6%, to $76.4 million in the third quarter of 2009 as compared to $93.8 million in the prior year quarter. The following table sets forth information with respect to revenue per Guest Entertainment room for the quarter ended September 30:

	2009	2008
Average monthly revenue per room:
Movie revenue	$13.11	$15.65
Other interactive service revenue	0.90	1.20

Total Guest Entertainment per room	$14.01	$16.85

On a per-room basis, monthly Guest Entertainment revenue for the third quarter of 2009 declined 16.9%, to $14.01 compared to $16.85 for the third quarter of 2008. This change in revenue was impacted by the decline in occupancy, as well as a conservative consumer buying pattern. Average monthly movie revenue per room was $13.11 for the third quarter of 2009, a 16.2% reduction as compared to $15.65 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room decreased 25.0% to $0.90 in the third quarter of 2009, driven by reductions in time-shifted television purchases, games and TV Internet purchases.
Hotel Services revenue, which includes revenue paid by hotels for cable television programming and broadband Internet service and support, increased $1.9 million or 6.2%, to $32.6 million during the third quarter of 2009 versus $30.7 million in the third quarter of 2008. The following table sets forth information with respect to Hotel Services revenue per room for the quarter ended September 30:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.47	$4.99
Broadband	0.51	0.53

Total Hotel Services per room	$5.98	$5.52

On a per-room basis, monthly Hotel Services revenue for the third quarter of 2009 increased 8.3%, to $5.98 compared to $5.52 for the third quarter of 2008. Monthly cable television programming revenue per room increased 9.6%, to $5.47 for the third quarter of 2009 as compared to $4.99 for the third quarter of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband Internet revenue per room was $0.51 for the third quarter of 2009 as compared to $0.53 for the third quarter of 2008.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels. For the third quarter of 2009, revenue increased $1.4 million or 17.1%, to $9.3 million as compared to $7.9 million for the third quarter of 2008. Approximately $1.1 million of this growth was derived from television programming system sales, with the balance derived from sales of equipment and professional services to hotels.
Other
Other revenue includes the sale of interactive systems and services to Healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue remained stable at $2.8 million in the third quarter of both 2009 and 2008. Healthcare revenue was $1.2 million, while Advertising and Media Services revenue remained stable at $1.6 million, despite continued softness in the general economy.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $4.7 million or 6.3%, to $69.3 million in the third quarter of 2009 as compared to $74.0 million in the third quarter of 2008. Total direct costs were 57.3% of revenue for the third quarter of 2009 as compared to 54.7% in the third quarter of 2008. The percentage increase resulted from a change in the composition of our revenue and product mix, quarter over quarter, driven by the increased percentage of revenue generated by television programming and systems sales, which generally have lower margins than Guest Entertainment revenues. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $67.2 million for the third quarter of 2009 compared to $71.5 million for the prior year quarter. The decrease in total direct costs was primarily related to decreases in hotel commissions and programming royalties, which vary with revenue, and recurring connectivity and other Internet support costs, a result of our cost reduction initiatives. The decreases were offset, in part, by increases in incremental television programming costs, which vary with the number of rooms served and the services provided, and incremental system sales, equipment and service costs.

The following table sets forth the primary change drivers of total direct costs for the quarter ended September 30:

	2009	2008	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	57.3%	54.7%	2.6%

Change drivers:
Hospitality
Guest Entertainment			(2.0)%
Hotel Services			3.0%
System Sales and Related Services			1.6%
Other			0.0%

			2.6%

On a weighted average basis, Hospitality direct costs increased 260 basis points, primarily from a 300 basis point increase on lower margin cable television programming, as well as a 160 basis point increase from the sale of professional services and equipment to hotels. These increases were offset by a 200 basis point decrease in direct costs related to movie-based Guest Entertainment revenue. Other direct costs, which include the sale of interactive systems and equipment to Healthcare facilities and revenue from Advertising and Media Services, did not change.
Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,852	9.0%	$14,888	11.0%
Selling, general and administrative	11,183	9.2%	12,484	9.2%
Depreciation and amortization	21,992	18.2%	26,430	19.5%
Amortization of acquired intangibles	2,236	1.8%	2,616	1.9%
Restructuring charge	128	0.1%	323	0.3%
Other operating expense (income)	89	0.1%	(79)	0.0%

Total operating expenses	$46,480	38.4%	$56,662	41.9%

System operations expenses decreased $4.0 million or 27.1%, to $10.9 million in the third quarter of 2009 as compared to $14.9 million in the third quarter of 2008. As a percentage of total revenue, system operations expenses decreased to 9.0% this quarter as compared to 11.0% in the third quarter of 2008. Per average installed room, system operations expenses also decreased, to $1.99 per room per month compared to $2.67 in the prior year quarter, due to the expected synergies from the consolidation of our acquired companies and related operations, our expense mitigation initiatives implemented during 2008 and 2009, lower system service costs, a reduction in facilities costs and lower travel-related expenses.
Selling, general and administrative (SG&A) expenses decreased $1.3 million or 10.4%, as a result of the expected synergies from the consolidation of duplicative general and administrative functions after the 2007 acquisitions, as well as our expense mitigation initiatives implemented during 2008 and 2009, to $11.2 million in the current quarter as compared to $12.5 million in the third quarter of 2008. As a percentage of revenue, SG&A expenses were flat at 9.2% in both the current quarter and the prior year quarter. SG&A expenses per average installed room were $2.05 for the current quarter as compared to $2.24 in the third quarter of 2008.

Depreciation and amortization expenses were $22.0 million in the third quarter of 2009 as compared to $26.4 million in the third quarter of 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $2.2 million in the third quarter of 2009 compared to $2.6 million in the prior year quarter. The declines were due to the reduction in capital investments over the previous two years and certain acquired assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 18.2% in the third quarter of 2009 compared to 19.5% in the third quarter of 2008, while amortization of acquired intangibles was 1.8% of revenue in the current quarter compared to 1.9% in the prior year quarter.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the current quarter, we incurred restructuring costs of $95,000 related to facility consolidation and severance benefits of $33,000. During the third quarter of 2008, we had costs of $323,000 related to post acquisition restructuring activities.
Operating Income. As a result of the factors described above, operating income increased to $5.3 million in the third quarter of 2009 compared to $4.6 million in the third quarter of 2008.
Interest Expense. Interest expense was $9.5 million in the current quarter versus $10.5 million in the third quarter of 2008. The decrease resulted from the change in weighted average long-term debt, to $521.3 million in the third quarter of 2009 from $615.2 million in the third quarter of 2008. The weighted average interest rate increased to 7.24% for the third quarter of 2009 versus 6.85% for the third quarter 2008. This increase was due to the higher fixed interest rates of our swaps compared to the lower variable rate of our term loan and the effect of fixed Credit Facility fees. Interest expense for the third quarter of 2009 included $91,000 related to the unrealized loss on an interest rate swap.
Loss on Early Retirement of Debt. During the third quarter of 2009, we made additional prepayments on the term loan totaling $52.7 million, and wrote off $0.7 million of unamortized debt issuance costs. During the third quarter of 2008, we prepaid $5.0 million on our term loan. As a result of the prepayment, we wrote off $0.1 million of unamortized debt issuance costs.
Other Income (Expense). In the third quarter of 2009, we recorded $6,000 of interest income and $160,000 of other income, primarily related to foreign currency gain from our Canadian subsidiary. In the third quarter of 2008, we recorded $16,000 of interest income offset by $26,000 of other expense.
Taxes. For the third quarter of 2009, we incurred state franchise taxes of $238,000. For the third quarter of 2008, we incurred state franchise taxes of $274,000.
Net Loss. As a result of the factors described above, net loss was $(5.0) million for the third quarter of 2009 compared to a net loss of $(6.3) million in the prior year quarter.
Preferred Stock Dividends. During the third quarter of 2009, our Board of Directors declared $1.7 million on the preferred stock issued in June 2009. There was no preferred stock issued or outstanding during the third quarter of 2008.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $(6.6) million for the third quarter of 2009 compared to $(6.3) million in the prior year.

Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2009 and 2008
Revenue Analysis. Total revenue for the first nine months of 2009 was $371.2 million, a decrease of $41.3 million or 10.0%, compared to the first nine months of 2008. The decrease in revenue was primarily from a decrease in Guest Entertainment revenue, offset, in part, by increases in revenue from System Sales and Related Services to hotels, Hotel Services and system sales to hospitals. The following table sets forth the components of our revenue (dollar amounts in thousands) for the nine months ended September 30:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$227,838	61.4%	$288,218	69.9%
Hotel Services	98,706	26.6%	90,207	21.9%
System Sales and Related Services	33,669	9.0%	23,538	5.7%

Total Hospitality	360,213	97.0%	401,963	97.5%
Other	10,983	3.0%	10,492	2.5%

	$371,196	100.0%	$412,455	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $41.8 million or 10.4%, to $360.2 million in the first nine months of 2009 compared to $402.0 million in the first nine months of 2008. Due to continued softness in the travel economy, hotel occupancy declined by 10.4% during the first nine months of 2009 compared to the same period last year. Average monthly Hospitality revenue per room was $21.78 in the first nine months of 2009, a decrease of 9.5% as compared to $24.06 in the first nine months of the prior year.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other services delivered through the television, decreased $60.4 million or 20.9%, to $227.8 million in the first nine months of 2009 as compared to $288.2 million in the prior year first nine months. The following table sets forth information with respect to revenue per Guest Entertainment room for the nine months ended September 30:

	2009	2008
Average monthly revenue per room:
Movie revenue	$12.93	$15.98
Other interactive service revenue	0.84	1.27

Total Guest Entertainment per room	$13.77	$17.25

On a per-room basis, monthly Guest Entertainment revenue for the first nine months of 2009 declined 20.2%, to $13.77 compared to $17.25 for the first nine months of 2008. This change in revenue was impacted by the decline in occupancy, as well as a conservative consumer buying pattern. Average monthly movie revenue per room was $12.93 for the first nine months of 2009, a 19.1% reduction as compared to $15.98 per room in the first nine months of the prior year. Non-movie Guest Entertainment revenue per room decreased 33.9% to $0.84 in the first nine months of 2009, driven by reductions in time-shifted television purchases, games, TV Internet and music purchases.
Hotel Services revenue, which includes revenue paid by hotels for cable television programming and broadband Internet service and support, increased $8.5 million or 9.4%, to $98.7 million during the first nine months of 2009 versus $90.2 million in the first nine months of 2008. The following table sets forth information with respect to Hotel Services revenue per room for the nine months ended September 30:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.45	$4.87
Broadband	0.52	0.53

Total Hotel Services per room	$5.97	$5.40

On a per-room basis, monthly Hotel Services revenue for the first nine months of 2009 increased 10.6%, to $5.97 compared to $5.40 for the first nine months of 2008. Monthly cable television programming revenue per room increased 11.9%, to $5.45 for the first nine months of 2009 as compared to $4.87 for the first nine months of 2008. This increase resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband revenue per room was $0.52 for the first nine months of 2009 compared to $0.53 the first nine months of 2008.
System Sales and Related Services revenue includes the sale of broadband Internet equipment, television programming reception equipment, Internet conference services and HDTV installation services to hotels. For the first nine months of 2009, revenue increased $10.2 million or 43.0%, to $33.7 million as compared to $23.5 million for the first nine months of 2008. During the current nine months, we completed a large HDTV equipment conversion contract, which contributed approximately $4.2 million of the increase. The remainder of the growth was derived from sales of equipment and professional services to hotels.
Other
Other revenue includes the sale of interactive systems and services to Healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue increased $0.5 million or 4.7%, to $11.0 million during the first nine months of 2009 as compared to $10.5 million for the first nine months of 2008. Healthcare revenue increased by $1.6 million compared to the first nine months in the prior year, while Advertising and Media Services revenue decreased $1.1 million versus the first nine months of the prior year, due to continued softness in the general economy and the advertising industry.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $12.0 million or 5.4%, to $211.1 million in the first nine months of 2009 as compared to $223.1 million in the first nine months of 2008. Total direct costs were 56.9% of revenue for the first nine months of 2009 as compared to 54.1% in the first nine months of 2008. The percentage increase resulted from a change in the composition of our revenue and product mix, period over period, driven by the increased percentage of revenue generated by television programming and systems sales, which generally have lower margins than Guest Entertainment revenues. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $202.9 million for the first nine months of 2009 compared to $215.0 million for the first nine months of the prior year. The decrease in total direct costs was primarily related to decreases in hotel commissions and programming royalties, which vary with revenue, and recurring connectivity and other Internet support costs, a result of our cost reduction initiatives. These reductions were offset, in part, by increases in incremental system sales, equipment and service costs as well as incremental television programming costs, which vary with the number of rooms served and the services provided.

The following table sets forth the primary change drivers of total direct costs for the nine months ended September 30:

	2009	2008	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	56.9%	54.1%	2.8%

Change drivers:
Hospitality
Guest Entertainment			(2.9)%
Hotel Services			3.3%
System Sales and Related Services			2.2%
Other			0.2%

			2.8%

On a weighted average basis, Hospitality direct costs increased 260 basis points, primarily from a 330 basis point increase related to lower margin cable television programming and a 220 basis point increase related to the sale of professional services and equipment to hotels. These increases were offset by a 290 basis point decrease in direct costs related to movie-based Guest Entertainment revenue. Other direct costs, which include the sale of interactive systems and equipment to Healthcare facilities and revenue from Advertising and Media Services, increased 20 basis points.
Operating Expenses. The following table sets forth information in regard to operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$32,194	8.7%	$45,115	10.9%
Selling, general and administrative	33,014	8.9%	41,285	10.0%
Depreciation and amortization	70,652	19.0%	86,264	20.9%
Amortization of acquired intangibles	6,938	1.9%	8,384	2.0%
Restructuring charge	311	0.0%	3,142	0.8%
Other operating income	(86)	0.0%	(947)	(0.2)%

Total operating expenses	$143,023	38.5%	$183,243	44.4%

System operations expenses decreased $12.9 million or 28.6%, to $32.2 million in the first nine months of 2009 as compared to $45.1 million in the first nine months of 2008. As a percentage of total revenue, system operations expenses decreased to 8.7% these nine months of the year as compared to 10.9% in the first nine months of 2008. Per average installed room, system operations expenses also decreased, to $1.95 per room per month compared to $2.70 in the nine months of the prior year, due to the expected synergies from the consolidation of our acquired companies and related operations, our expense mitigation initiatives implemented during 2008 and 2009, lower system service costs, a reduction in facilities costs and lower travel-related expenses.

Selling, general and administrative (SG&A) expenses decreased $8.3 million or 20.0%, as a result of the expected synergies from the consolidation of duplicative general and administrative functions after the 2007 acquisitions, as well as our expense mitigation initiatives implemented during 2008 and 2009, to $33.0 million in the first nine months of the current year as compared to $41.3 million in the first nine months of 2008. There were no integration costs included within these nine month’s SG&A expenses, compared to approximately $1.0 million in the same nine months of the prior year. As a percentage of revenue, SG&A expenses were 8.9% in the current year compared to 10.0% in the first nine months of 2008. SG&A expenses per average installed room were $2.00 for the current period as compared to $2.47 in the first nine months of 2008.
Depreciation and amortization expenses were $70.7 million in the first nine months of 2009 as compared to $86.3 million in the first nine months of 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $6.9 million in the first nine months of 2009 compared to $8.4 million in the first nine months of the prior year. The declines were due to the reduction in capital investments over the previous two years and certain acquired assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 19.0% in the first nine months of 2009 compared to 20.9% in the first nine months of 2008, while amortization of acquired intangibles was 1.9% of revenue in the current nine months compared to 2.0% in the same nine months of the prior year.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the first nine months of this year, we incurred restructuring costs of $688,000 related to facility consolidation, offset by unused severance benefits of $377,000. During the first nine months of 2008, we had costs of $3.1 million related to post acquisition restructuring activities.
Other operating income for the first nine months of 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina.
Operating Income. As a result of the factors described above, operating income increased to $17.1 million in the first nine months of 2009 compared to $6.1 million in the first nine months of 2008.
Interest Expense. Interest expense was $29.2 million in the current first nine months versus $32.0 million in the first nine months of 2008. The decrease resulted from the change in weighted average long-term debt, to $546.6 million in the first nine months of 2009 from $621.1 million in the first nine months of 2008. The weighted average interest rate increased to 7.03% for the first nine months of 2009 versus 6.87% for the first nine months of 2008. Interest expense for the first nine months of 2009 included $412,000 related to the unrealized loss on an interest rate swap.
Gain on Extinguishment of Debt. During the first nine months of 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of $9.3 million.
Loss on Early Retirement of Debt. During the first nine months of 2009, we prepaid $59.3 million on our term loan. As a result of the prepayment and the debt reduction initiative, we wrote off $1.2 million of unamortized debt issuance costs. During the first nine months of 2008, we prepaid $10.0 million on our term loan and wrote off $0.2 million of unamortized debt issuance costs.
Other Income (Expense). In the first nine months of 2009, we recorded $26,000 of interest income and $460,000 of other income, primarily related to foreign currency gain from our Canadian subsidiary. In the first nine months of 2008, we recorded $65,000 of interest income offset by $88,000 of other expense.
Taxes. For the first nine months of 2009, we incurred state franchise taxes of $657,000. For the first nine months of 2008, we incurred state franchise taxes of $642,000.
Net Loss. As a result of the factors described above, net loss was $(4.2) million for the first nine months of 2009 compared to a net loss of $(26.8) million in the first nine months of the prior year.

Preferred Stock Dividends. During the first nine months of 2009, our Board of Directors declared $1.7 million on the preferred stock issued in June 2009. There was no preferred stock issued or outstanding during the same period of 2008.
Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $(5.9) million for the first nine months of 2009 compared to $(26.8) million in the prior year.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content or one-time fixed fees for independent films and television programming costs. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our television programming services. We recognize revenue from the sale of television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties which have been installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.
•	Master Antenna Television (MATV) Services. We generate revenues from the installation of master antenna wiring and related infrastructure. Revenues are recognized upon completion of the MATV installation. Prices of the services are fixed and determinable prior to delivery. MATV equipment and services are not proprietary and can be supplied by other vendors.
•	Satellite System Sales. We also generate revenues from the sale and installation of DIRECTV satellite systems. Revenues are recognized upon installation of the satellite system. Prices for these services are fixed and determinable prior to delivery. DIRECTV equipment and installation services are not proprietary and can be supplied by vendors other than us.
•	Other. We also generate revenue from the sale of miscellaneous system equipment, such as in-room terminals, television remotes or other media devices, and service parts and labor. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks, which was acquired in the On Command transaction, delivers targeted advertising to more than 370,000 hotel rooms on 10 popular satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels, which we have operating in approximately 1.2 million of our rooms today, and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

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
In accordance with FASB ASC Topics 350, “Intangibles — Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with definite lives, and review for impairment each reporting period to determine whether events or circumstances warrant modifications to the useful lives or the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the carrying amount of these intangible assets and the reasonableness of the useful lives:

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
Goodwill and Other Intangibles Assets. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. Our goodwill may be impaired if the market conditions deteriorate. FASB ASC Topic 350 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis and further discounted to reconcile the aggregate reporting unit fair values to market fair value, as determined by the market price and the number of shares outstanding of our common stock. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We are required to record such impairment losses as a component of income from continuing operations. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time.
Recent Accounting Developments
See Note 16 to the financial statements.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At September 30, 2009, we had debt totaling $496.0 million with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$493,743	$441,900	2.29%
Capital leases	2,213	2,213	6.76%

	$495,956	$444,113	2.31%

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

We have three interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011, and a $100.0 million notional amount swap, at a fixed rate of 3.97%, which expires in December 2009. Our all-in weighted average interest rate, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended September 30, 2009 was 7.24%, compared to 6.85% for the quarter ended September 30, 2008. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $496.0 million and no variable rate debt, as the total swap amount was greater than our term loan amount at September 30, 2009. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant.
Economic Condition. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy, resulting from business, general economic, or other events, such as a recession in the United States, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the third quarter of 2009 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition or results of operations.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the initial discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid.
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

LodgeNet Interactive Corporation (Registrant)
Date: November 6, 2009	/s/ Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2009	/s/ Gary H. Ritondaro
Gary H. Ritondaro
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)