Form 10-K
period 2009-12-31
LODGENET INTERACTIVE CORP
filed 2010-03-12
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $72,637,829
The number of shares of common stock of the Registrant outstanding as of March 8, 2010, was 22,541,164 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

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

PART I
Item 1 — Business
Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2009, we provided interactive media and connectivity solutions to approximately 1.9 million hotel rooms. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2009, our systems were installed in 45 healthcare facilities, representing approximately 9,200 beds.
The interactive media and connectivity solutions we offer the hospitality industry generally include guest-paid entertainment content, cable television programming, broadband Internet access systems, and professional technical and installation services. We provide a wide range of guest-paid entertainment options, including movies, games, music and other interactive services delivered through the television. We refer to these offerings as Guest Entertainment content, which guests typically purchase on a per-view, hourly, or daily basis. We also provide services for which hotels pay us a monthly service fee, which we refer to as Hotel Services. These offerings include cable television programming and Internet access customer support services, as well as video, Internet and technical support services. We also deliver advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials or other marketing-based programs. Lastly, we also sell Internet access and interactive television systems and equipment to hotels, including related professional design, project management and installation services. These services are reported under System Sales and Related Services.
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
During 2010, our business goal is to continue to proactively manage our business through the evolving economic environment, with strategies which will drive long-term shareholder value and maintain full compliance with the covenants of our Credit Facility. In furtherance of this goal, we are focusing on (a) reinvigorating our interactive television through new high-definition television (HDTV) offerings and innovative content, promotions and interactive applications; (b) driving the continued growth of our diversified revenue initiatives from the sale of additional services and systems to hotels, healthcare facilities and international licensees; (c) exploring additional diversification opportunities; and (d) managing our level of capital investment activity to our targeted level of free cash flow performance.

The following table presents selected operations data for the period 2005 through 2009. In 2007, LodgeNet acquired the assets of StayOnline, Inc. and the stock of Ascent Entertainment Group, Inc., which owned 100% of the capital stock of On Command Corporation. These acquisitions substantially increased our Hospitality room base and affected the financial results for 2007. Dollar amounts are in thousands, except for room data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Financial Highlights:
Revenue	$484,492	$533,879	$485,588	$288,213	$275,771
Operating income (loss)	21,692	(5,071)	(4,236)	26,932	22,693
Depreciation and amortization (1)	100,309	124,060	116,378	66,311	69,862
Share-based compensation and restricted stock	1,724	2,275	1,737	1,677	288
Net (loss) income	(10,155)	(48,418)	(65,172)	1,841	(6,959)
Net (loss) income attributable to common stockholders	$(13,269)	$(48,418)	$(65,172)	$1,841	$(6,959)

Selected Operations Data:
Hospitality
Total rooms served (2) (7)	1,909,323	1,977,015	1,962,090	1,052,025	1,053,806
Total Guest Entertainment rooms (3) (7) (9)	1,779,979	1,866,353	1,860,720	1,004,937	1,001,929
Total High Definition rooms (4) (9)	231,588	191,491	84,327	23,502	259
Percentage of Total Guest Entertainment rooms	13.0%	10.3%	4.5%	2.3%	0.0%
Total Television Programming (FTG) rooms (5) (9)	1,087,860	1,105,754	1,068,256	535,777	536,984
Percentage of Total Guest Entertainment rooms	61.1%	59.2%	57.4%	53.3%	53.6%
Total Broadband Internet rooms (6) (9)	201,936	229,003	218,860	37,686	33,175

Advertising
Total Advertising and Media Services rooms (8) (9)	1,207,465	893,738	716,219	—	—

Healthcare
Total Hospitals installed	45	28	20	11	3

(1)	Includes amortization of acquired intangibles.

(2)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees. The increase from 2006 to 2007 is due primarily to the addition of the On Command room base of approximately 830,000 rooms.

(3)	Guest Entertainment rooms are equipped with our interactive television systems.

(4)	High Definition rooms are equipped with high-definition video-on-demand capabilities.

(5)	Television programming (which we refer to as “free-to-guest” or FTG) rooms receiving basic or premium television programming.

(6)	Represents rooms receiving high-speed Internet service. The increase from 2006 to 2007 is due to the addition of the StayOnline and On Command room bases of approximately 137,000 and 12,000 rooms, respectively.

(7)	Total room count was reduced as a result of Hurricane Katrina by 4,053 rooms in 2006 and 8,195 rooms in 2005.

(8)	Includes rooms receiving satellite-delivered and server-based channels.

(9)	Included in total rooms served.

Overview of Markets Served
HOSPITALITY
In the hospitality market, we provide our interactive media and connectivity solutions to hotel customers and their guests throughout the United States, Canada and Mexico, and through licensing arrangements with companies in other select countries. Our hospitality business is focused on: Guest Entertainment services, which includes products guests purchase on a pay-per-view or similar basis, Hotel Services and System Sales and Related Services, which include business-to-business products and services sold directly to hotels and do not involve guest purchases. Our strategy is to maximize and rationalize our traditional Guest Entertainment business, while we develop new products and services to grow diversified, new revenue within our Hotel Services and System Sales and Related Services over time. Most of the potential diversified revenue sources are focused on products and services which require limited capital investment by us.
Markets and Customers
United States, Canadian and Mexican Market. The primary market for our interactive media solutions is the mid-size and large hotel segments within the United States, Canada and Mexico. Based on industry sources, we estimate these segments account for approximately 68%, or 3.9 million, of the lodging industry’s estimated 5.7 million rooms. We estimate the target demographic which meets our required return on investment accounts for approximately 2.5 million video-on-demand and/or cable programming rooms.
Diversified Customer Base. We believe our hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. As of December 31, 2009, no single state or province accounted for more than 11% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Marriott International, Inc. (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Hilton Worldwide (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Starwood Hotels & Resorts (aloft, Element, Westin, W Hotels, Sheraton, Four Points by Sheraton and The Luxury Collection); Hyatt Hotels Corporation (Andaz, Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Four Seasons, Fairmont; Harrah’s; Kimpton Hotels & Restaurants; Wyndham Hotels & Resorts (Wyndham, Wyndham Garden, Wingate by Wyndham); Gaylord Hotels; Omni Hotels; Loews Hotels, Outrigger; Grand Casino; Felcor; Interstate; John Q. Hammons, Davidson Hotels, Winegardner & Hammons; Las Vegas Sands Corporation (Venetian Resort Hotel Casino, Four Seasons Hotel Macau, Sands Macau Hotel, Venetian Macau Resort Hotel); and Sage Hospitality, as well as many independent properties. During 2009, hotels covered by the master services agreements with Hilton Worldwide and Marriott International represented approximately 18.8% and 17.8%, respectively, of our consolidated revenue. As most of the hotels served under the Hilton agreement are owned by independent franchisees, the number of Hilton-owned properties accounted for approximately 1.1% of consolidated revenue. There were no Marriott-owned properties served under the Marriott agreement. Each property is subject to an individual long-term property level agreement. No other master service agreement accounted for more than 10% of our consolidated revenue. Additionally, our room base is geographically diversified, which mitigates our reliance on any one geographic sector.
We also provide services in select international markets through licensing arrangements with companies in these areas. Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue.
Financial information related to our domestic and international operations is included in Note 17 of the Consolidated Financial Statements. Internationally, we intend to continue to expand in selected countries in Asia, South America, Europe and other regions through the sale of our equipment and long-term licensing agreements or other arrangements with entities in those areas which do not require capital investment by us.

Products and Services
Guest Entertainment
Our primary source of revenue within the hospitality market is the sale of on-demand entertainment content, which the hotel guest buys on a per-view, hourly or daily basis. We design, develop and operate interactive television systems installed at hotel properties, and it is through these systems our Guest Entertainment revenues are generated.
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
In 2005, we began deploying a high-definition (“HD”) configuration of our digital system, which allows the delivery of a variety of high-definition programming services to guest rooms. The HD configuration uses the same content management and satellite distribution network as our standard digital system; however, in the HD system, the content is sent in a digital format from the headend server to a commercial, in-room digital television. In our standard digital systems, the content is sent to the in-room television using an analog transport technology. The HD system utilizes the Pro:IdiomTM premium content copy protection technology to enable LodgeNet-served hotels to display HD premium satellite and video-on-demand entertainment licensed by satellite programmers and movie studios. While the rate of HD conversions has been reduced recently, as hotels have deferred their purchase of high-definition televisions and we have reduced the amount of capital allocated to installation activities, we expect the number of rooms served with our HD system will expand significantly during the next several years, as all of our new installations and system upgrades (associated with a long-term contract extension) will include HD capabilities.
The Guest Entertainment revenues generated from our interactive television services are dependent upon a number of factors, including:
➢	the number of rooms equipped with our interactive television system;

➢	the range of interactive and HD television content and services offered at each hotel;

➢	the popularity, amount and timeliness of content offered, as well as the popularity and availability of other entertainment alternatives;

➢	the profile of the guest at each property;

➢	the price of the service purchased by the hotel guest;

➢	the occupancy rate at the property; and

➢	general economic conditions and consumer sentiment.

Our ability to increase the number of rooms served by our interactive television system is dependent on a number of factors, including the amount of capital we elect to allocate to installation activities, the desirability of our technology, new hotel construction, and the number of hotels which choose to purchase a system from us. Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives. The price charged for each interactive programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. In addition, our content management systems allow us to refresh interactive menus, promote different products and different titles to different demographics, and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest. Our systems allow us to measure guests’ entertainment selections and we adjust our programming and the pricing of the programming to respond to viewing patterns. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors, and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest financial results.
Hotel Contracts. We provide our interactive television services under contracts with lodging properties which generally are for a term of five to seven years. Our contracts typically require that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. Under these contracts, we generally install our interactive television network in the hotel and retain ownership of all equipment utilized in providing our services (except for the television sets and other in-room equipment, which are paid for by the hotels). The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment, and other considerations. A term of five to seven years is generally adequate to assure we receive the expected return on our invested capital and to the extent this is not the case, we generally require the hotel to contribute a portion of the capital required. In cases where the hotel customer contributes to the capital costs of the system, the term and other provisions of the agreement may be modified from those set forth above; however, the terms will be designed to meet our return on investment criteria. The terms contained in the contracts with corporate-managed hotels are generally negotiated by that hotel’s corporate management in a master agreement, and the hotels subscribe at the direction of corporate management. In the case of franchised hotels, the contracts are generally negotiated separately with each hotel. A master agreement typically gives us status as a “preferred provider” to owned or franchised properties for a defined period of time, which can range from one to seven years. While the exclusivity period of the master agreements may vary, any property level agreements executed pursuant to a master agreement are determined in a manner similar to individual properties, with terms of five to seven years, where we make the capital investment in the system. When a property level agreement is for a period of less than five years, the individual property generally must contribute most, if not all, of the required capital. We also offer, to certain hotel customers who would not otherwise qualify for the installation of our systems using our capital or who desire to exercise greater control over content and pricing, the opportunity to purchase our systems combined with long-term service maintenance and content agreements with us.
For the on-demand programming which is purchased by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration on substantially similar or more advantageous terms. Over the last five years, we have de-installed an average of approximately 3% of our installed base per year. During 2009, we de-installed approximately 102,000 rooms, or approximately 5% of our installed base. De-installations typically reflect certain sites electing not to continue to provide on-demand programming to their guests or our decision not to renew contracts at select properties, primarily limited service and extended stay properties, as the revenue generated at these properties frequently does not meet our payback criteria. We believe this is a sound business decision, as we intend to deploy our capital for renewals and for new rooms where we believe we can generate the highest return on our investment. Internationally, we intend to continue to expand in selected countries in Asia, South America, Europe and other regions through the sale of our equipment and long-term licensing agreements or other arrangements with entities in those areas which do not require capital investment by us.

Hotel Services, System Sales and Other Diversified Revenue
One of our principal business goals is to diversify our sources of revenue by the following products and services:
Television Programming. We also offer a wide variety of satellite-delivered television programming paid for by the hotel and provided to guests at no charge. The television programming is delivered via satellite through DIRECTV ®, pursuant to an agreement, and distributed to guest rooms over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition television programming to the extent available from broadcast sources and DIRECTV.
The television programming is generally provided under contracts with hotel properties which generally run for the same period as the interactive television contract for a given property. The hotel pays a fixed fee per room per month for this programming, which in turn is provided to the guest without charge. We categorize this recurring revenue as Hotel Services revenue. We also generate revenue through the sales of the system equipment necessary to provide this service to the hotels. This revenue is categorized as revenue from System Sales and Related Services.
Broadband Internet Access System Sales, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity and provide bandwidth management tools. We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our expertise in integrating and customizing connectivity solutions for hospitality, our nationwide field service network and a 24-hour call center to support calls from hotel customers.
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
System Sales and Other Services. In addition to the sale of Internet connectivity systems and satellite television reception equipment to our hotel customers, we also generate revenue from the sale of interactive television systems to our international licensees. We also offer hotel properties that do not meet our economic and/or demographic profile, or wish to accelerate the installation of their system, the opportunity to purchase our interactive television system. We then program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases. We categorize the revenue generated from these sales as System Sales and Related Services. Our Professional Solutions Group provides services to hotels such as system planning, technical installations, project management and support services, primarily focused on high-definition television and low voltage wiring installations, as well as managed Internet connectivity services for conferences and meetings in hotels. Generally, the Professional Solutions Group quotes and sells its services on a project-by-project basis.
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

We market our services to hotel guests through a variety of means, including an interactive, image-based menu and purchasing protocol using on-screen graphics, promotions and programming information. Our system also generates a “Welcome Channel,” which appears on-screen when the television is turned on and describes the programming and interactive services available through our system. Our systems also generally have a promotion channel located within the television lineup which presents movie trailers and other information about the services available on the system.
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
Service Operations. We believe high quality and consistent systems support and maintenance are essential to our continued competitive success. We emphasize the use of company-employed service personnel operating from locations throughout the United States, Canada and Mexico, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative. Service personnel are responsible for all preventive and corrective systems maintenance. Our service organization is also utilized to support our broadband Internet systems.
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

Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to three years in length. The royalty rate for each movie is pre-determined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release but prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we distribute satellite delivered cable television programming, including HD format programming, through agreements with DIRECTV, with certain agreements having two year extension periods. We also have agreements with certain other select television programming providers. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content, through an agreement with a recently acquired subsidiary, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo ® video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services. For our Hotel SportsNETSM programming, we obtained the rights to exhibit sporting event content from the NFL, NHL, NBA, ESPN and College Sports TV (CSTV), for which we pay a predetermined percentage of gross revenue.
Technology, Product Development, and Patents. We design and develop our own interactive television systems. Because such systems utilize an open architecture design incorporating industry standard interfaces, historically we have been able to upgrade system software to support the introduction of new services or integrate new technologies as they become economically viable. Our interactive television system incorporates commercially manufactured, off-the-shelf electronic and computer components and hardware.
Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in real time to input commands from guests through the television in each guest room. This capability, combined with our menus and guest interface screens, enables us to provide guests with sophisticated interactive television services which include: on-demand movies with pause, skip, forward, back and save functionality; network-based video games; music services; on-demand television programming and a variety of other interactive services. Our system also interfaces with the hotel systems, allowing guests to review room charges, check out, take guest surveys and view interactive information about the hotel and its services.
Our interactive television systems consist of equipment located within the guest room and associated equipment required for the generation, reception, storage, transmission, amplification and modulation of signals located elsewhere in the hotel. Typical in-room equipment includes a terminal unit and a hand-held television remote control. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard or a video game controller. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s coax-based (RF) or Internet Protocol (IP) Local Area Network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.

In addition, we are continuing to develop and integrate technologies which enable us to deliver high-definition television and other digital content to our hotels and their guests. These developments extend our digital platform with new technology, including specially-equipped digital televisions and set-top or set-back boxes which are able to receive RF signals or IP video data and decrypt and decode this digital content and render menus in the guestroom. These HD systems are contrasted with our traditional systems, which deliver an analog signal to the room from either a digital storage device or analog tape-based storage. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights. We have recently launched an IP-based solution which provides in-room interactivity and support for properties with IP networks. Our IP solution leverages our current headend-based platform and our industry-leading content management and distribution technology, providing scalability, reliability and lower costs than many other models.
Our content management systems allow us to refresh interactive menus, by brand or even down to a specific property level, if desired, promote different products and titles to different demographics and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest.
In support of our strategy of expanding networks and integrating solutions, we continue to innovate and develop new technology solutions we believe will be relevant to our hospitality customers. To that end, we are currently working on a new platform development program which will provide for a broader selection of web-based services in the hotel guest room. This new platform will be available in different configurations so we can both provide support for our currently deployed digital platform as well as provide expanded features and capabilities for new installs and upgrades.
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
ADVERTISING AND MEDIA SERVICES
The Hotel Networks (“THN”) business provides a platform to create and generate revenue for our Company through paid advertising or sponsorships. THN’s primary business is presenting advertisers with the opportunity to target attractive demographic groups, such as business professionals, affluent consumers and travelers. These “mobile professionals” represent a coveted demographic to many marketers, and THN provides a set of programs to reach this audience. In 2009, THN had advertisers from industries such as insurance, pharmaceutical, automotive, travel, financial services, technology, consumer goods and telecommunications.
THN provides traditional television advertising, place-based digital advertising and promotional marketing solutions focused on business-class and upscale hotels. We believe by approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. This is accomplished through three primary program offerings:
1)	Traditional Television Advertising. The THN “Superblock” consists of a package of 10 cable networks broadcast through THN’s private satellite network. Based on the agreement THN has with most of these networks, THN has 100% of the national and local commercials available across these networks, which is then sold to advertisers in a block format.

2)	Video-On-Demand/Interactive Advertising. THN offers two approaches to interactive advertising. “Freeviews” is an on-demand advertising program which enables guests to choose from a variety of advertiser-sponsored content within the interactive television menu, which they can view free of charge. “Interactive Channels” is a program which allows marketers to promote their products or brands on an interactive, linear channel located within the standard free television lineup, from which guests can then “telescope” into content stored on the interactive television server. Freeviews and Interactive Channel content categories include target areas such as golf, travel, technology, health, fitness, and music. These programs are also Nielsen rated, so we can demonstrate to advertisers their ad impressions are being delivered.

3)	Programming Carriage Services. Network, cable and content companies value the branding and “sampling” hotel broadcast distribution provides to a large and important demographic. Both satellite and server channels can provide programming “trial,” which research shows leads to a significant viewership conversion when guests return home.
Sales and Marketing. We focus our sales and marketing activities on selling advertising time and sponsorship opportunities to consumer brands and their representative advertising agencies. Our sales organization calls on clients and the full array of agencies, from promotional, out-of-home (OOH) and interactive agencies to broadcast planners and buyers. Additionally, we market our company and services through trade publications, various web sites and industry conferences.
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
As of December 31, 2009, we had 45 facilities installed with our interactive television system.

Healthcare Market and Customers
The healthcare market in the United States consists of approximately 900,000 hospital beds across 5,900 facilities. We believe most hospitals currently do not have any form of interactive television services. Customers who have purchased interactive television systems from us represent some of the most highly regarded hospitals and health systems in the United States, and include facilities such as Brigham and Women’s Hospital in Boston, Massachusetts; The University of Texas MD Anderson Cancer Center in Houston, Texas; Children’s Pittsburgh, part of UPMC Health System; Baylor Plano/Baylor Heart in Texas; Kaiser Oakland/Sunnyside in California; and The University of Chicago Northshore Hospital, among others. The main interests in interactive television services include driving patient satisfaction, providing robust patient education with comprehensive reporting and operation efficiencies and cost savings for automating processes such as integrated food ordering.
Interactive television systems are most commonly purchased at the time of new hospital construction, in conjunction with a renovation project or at the time the facility migrates to flat-panel televisions. We believe hospitals are seeking to leverage their facility investments to provide greater patient satisfaction and enhanced patient experiences.
Healthcare Market Services and Products
LodgeNet Healthcare offers care facilities a variety of solutions, including the following:
➢	LodgeNetRX Interactive Patient Television system, including specialized applications and services;

➢	professional services — including cable plant design, modification and installation, as well as television installation services;

➢	DIRECTV satellite equipment sales and programming;

➢	digital signage and messaging solutions; and

➢	service agreements covering cable plant, DIRECTV, television and interactive system support.
A significant focus for hospitals and healthcare systems is the availability of on-demand patient education, due to government requirements for enhancing patient comprehension of education materials. Since the majority of hospitals are using printed content to educate patients, we believe there is an opportunity for considerable improvement in this area by using an interactive system which delivers on-demand video content. To address this concern, LodgeNet created an integrated assigned education solution. With this solution, video content can be assigned for a specific patient based on their diagnosis. The education solution also provides optional interactive questions in order to measure comprehension. Lastly, the results of the viewing and patient answers to the comprehension questions can be sent to the care facility’s electronic medical record system.

Additional applications delivered by our interactive television system include:
➢	a custom welcome channel;

➢	safety videos;

➢	a hospital information channel;

➢	a relaxation channel;

➢	music channels;

➢	interactive games;

➢	interactive information about the hospital and its services;

➢	patient request application — allows patients to submit common requests through the television, which are sent directly to the appropriate party, freeing the nursing staff to better focus on patient care;

➢	patient feedback surveys — designed to capture and build in-service recovery so patient issues can be identified and addressed by the care staff while the patient is still in the hospital;

➢	other revenue-generating services promotion — such as outpatient pharmacy, home medical equipment, health clubs, and other outreach/continuum of care services; and

➢	meal ordering application — provides information on the diet types, and allows patients to order meals which are offered based on diagnosis and allergies.
Sales and Marketing. For the healthcare market, we focus our sales and marketing activities on the acquisition of new care facility contracts and on building market awareness of our LodgeNetRX solution. Our sales organization consists of internal direct sales and third-party healthcare sales/lead referral agents with care facility relationships. We market our solution and service through industry trade publications, a healthcare web site (www.lodgenetrx.com), healthcare trade shows and healthcare summits targeting facilities’ vice presidents and chief nursing officers (CNOs).
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

Competition
Hospitality
Based on the number of hotels and rooms served, we are the world’s largest provider of interactive media and connectivity solutions to hotels. Competitors for media and connectivity services include, but are not limited to:
➢	other interactive television service providers such as Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, Guest-Tek, iBAHN, Roomlinx and international providers, such as Acentic, MagiNet and Quadriga;

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV, Time Warner, BulkTV and World Cinema;

➢	television networks and programmers such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	other broadband Internet service providers, such as iBAHN, Guest-Tek, EthoStream, SuperClick, Comcast, Time Warner, Verizon, AT&T Wi-Fi Venue Services and T-Mobile; and

➢	companies which offer in-room computers with Internet access or other types of Internet access systems.
Other indirect competition for guest attention and revenue include: television programming; portable media devices such as MP3 players, iPods® and DVD players; other devices such as laptop computers and cell phones; websites which offer on-demand videos and movies; and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events and movie theaters. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.
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
In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe our competitive advantages include:
➢	the size of our existing customer base;

➢	our history of innovation;

➢	our diverse client base;

➢	our technically-innovative digital platform;

➢	our high definition platform;

➢	our flexible interactive television system;

➢	our content management system; and

➢	our field service group, which is, we believe, the largest technical services group focused on the hospitality industry.

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
Advertising and Media Services
The Hotel Networks occupies a unique niche in the advertising industry, providing commercial branding and promotional programs targeted towards hotel guests based on our hotel relationships and distribution network. This consumer group, which contains many affluent and business travelers, represent an important, and at times, elusive, target for many companies and brands. Advertisers do have other options when considering how to best reach and engage with these potential consumers. Although there are but a few known “in-hotel” competitors which offer programs such as sampling and public space digital advertising, there are many others which target travelers and the business community in other ways. This includes:
➢	Airport Advertising: Place-based OOH media found in airports, represented by companies such as Viacom, CBS Outdoor and JC Decaux;

➢	Airline Advertising: Television programming supported with commercials during flight, tray-top ads and ad-supported in-flight magazines and airline sampling programs, represented by companies such as IdeaCast and Brand Connections; and

➢	Office Advertising: Place-based digital media in office buildings, office elevators, etc., represented by companies such as Wall Street Journal, Captivate Media and others.
More generally, we compete against the full array of media and marketing services companies. This includes television broadcasters and cable companies such as FOX, CBS, NBC, ABC, CNN, and ESPN. It also includes magazine and web publishers, especially those focused on travelers, affluent and business markets. These broader media companies offer superior reach but are generally not as targeted as The Hotel Networks’ advertising programs.
We believe our competitive advantages include:
➢	significant experience in the hotel space with well established hotel relationships;

➢	ability to leverage the LodgeNet field support and technical infrastructure;

➢	broad array of advertising options including hotel television media, VOD media and in-room promotion;

➢	hotel television media which is Nielsen monitored, rated and guaranteed for advertisers;

➢	ideal environmental factors for ad receptivity — no DVRs, few distractions, comfortable setting;

➢	consumer engagement which is both long and of a high quality;

➢	ability to integrate our marketing programs — combining media with promotion;

➢	sophisticated technology allowing “telescoping,” where consumers can click from a linear commercial to an interactive ad menu; and

➢	large size of our existing customer base.

Healthcare
Main competitors in the healthcare market include, but are not limited to:
➢	other interactive patient care providers such as GetWell Network, Skylight, and Allen Technologies;

➢	companies which primarily sell or lease television sets and also offer some interactive services, which include TVRC and TeleHealth; and

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV and Time Warner.
We believe our competitive advantages include:
➢	our significant experience from thirty years of service in the lodging sector;

➢	the technical reliability of our solution;

➢	our nationwide service and support organization;

➢	our ability to leverage features from our lodging systems to efficiently customize and deploy new solutions to healthcare facilities;

➢	our ability to provide our services over existing cable infrastructure; and

➢	our access to HD content with Pro:IdiomTM encryption technology.
Business Strategy
During 2010, our business goal is to continue to proactively manage our business through the evolving economic environment, with strategies which will drive long-term shareholder value and maintain full compliance with the covenants of our Credit Facility. In furtherance of this goal, we are focusing on (a) reinvigorating our interactive television through new high-definition television (HDTV) offerings and innovative content, promotions and interactive applications; (b) driving the continued growth of our diversified revenue initiatives from the sale of additional services and systems to hotels, healthcare facilities and international licensees; (c) exploring additional diversification opportunities; and (d) managing our level of capital investment activity to our targeted level of free cash flow performance.
To mitigate the Guest Entertainment revenue decline within the Hospitality market, we believe long-term opportunity exists to grow our revenue by increasing the number of rooms installed with our HD interactive television system and by selling more high-definition satellite programming and broadband Internet systems, equipment and professional services to our hotel customers. We offer a wide variety of commercial systems and equipment hotels need as they upgrade their television systems to the new high-definition technology and internal broadband Internet networks to contemporary standards. We also offer hotel properties which do not meet our economic and/or demographic profile the opportunity to purchase our interactive television system. We program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases. We also sell hotels a variety of connectivity, satellite television receiving and video equipment. In addition, we offer consultation, technical installation, project management and support services, primarily focused on high-definition television and low voltage wiring installations, as well as managed Internet connectivity services for conferences and meetings in hotels.
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

Regulation
Hospitality
Cable Television Regulation. The Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996, (collectively, the “Communications Act”) governs the regulation of cable systems. The law defines a “cable system” as a facility, consisting of a set of closed transmission paths and associated signal generation, reception and control equipment, which is designed to provide cable service, including video programming, and which is provided to multiple subscribers within a community, but the law exempts from that definition, among other facilities, a facility which serves subscribers without using any public rights-of-way. We construct and operate separate headend systems at each hotel and those systems do not use public rights-of-way. Consequently, we are not required to comply with many of the Federal Communication Commission’s (“FCC”) rules relating to cable systems, including, among other things, rate regulation and the requirement to obtain a franchise from local government authorities in order to provide video services.
The FCC rules define a multi-channel video programming distributor as “a person such as, but not limited to, a cable operator, a multi-channel multipoint distribution service, a direct broadcast satellite service, or a television receive-only satellite program distributor, who make available for purchase, multiple channels of video programming.” We may be considered to be a multi-channel multipoint distribution service. As such, we may be subject to various provisions of the Communications Act. The Communications Act includes laws and regulations which would benefit our operations, such as provisions which ensure our access to programming on fair, reasonable and nondiscriminatory terms, as well as provisions which may subject us to additional requirements, such as the requirement to obtain consent from broadcasters in order to retransmit their signal over our systems.
Broadband Internet Access. The FCC has classified high-speed Internet access as an interstate information service as defined by the Communications Act. To date, the FCC has not imposed any regulations on information service providers, although it may do so in the future.
The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to our business. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change in varying degrees the manner in which private cable operators, other video programming distributors and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact upon our operations at this time.
Healthcare
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
Employees
As of December 31, 2009, we had 1,091 employees in the United States, Canada and Mexico. We have not experienced any significant labor problems and believe our relationships with our employees are good.

Corporate Information and Web Site Access to SEC Filings
We are a Delaware corporation with our principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107. Our telephone number is (605) 988-1000.
Our web site address is http://www.lodgenet.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including all amendments to those reports, available free of charge on our web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A — Risk Factors
We experienced net losses in 2009, 2008 and 2007. If we are not profitable in the long-term or do not generate sustained levels of free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations, business and the value of our common stock. We generated net losses of $10.2 million, $48.4 million and $65.2 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Our financial results for the fiscal year 2010 will be dependent to a significant degree on general economic conditions and the execution of our business plan.
We have substantial debt and significant interest payment requirements. As of December 31, 2009, we had $469.9 million of consolidated debt. Subject to restrictions in our Credit Facility and instruments governing our current and future debt securities, we may also incur additional amounts of debt for working capital, capital expenditures and other purposes. Our level of debt could have significant consequences on our business, including the following:
➢	we may have difficulty utilizing our credit revolver to fund working capital, capital expenditures, acquisitions or for other purposes;

➢	we will need to use a large portion of our cash flow to repay higher levels of interest on borrowings, which will reduce the amount of cash flow available to fund operations, capital expenditures and other activities;

➢	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

➢	we are more vulnerable to economic downturns and adverse development in our business; and

➢	we may not have the flexibility to respond to changing business and economic conditions, including increased competition and demand for new products and services.
Covenant restrictions under our current Credit Facility may limit our ability to operate our business. Our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, including financial covenants, restrict, among other things, our ability and the ability of our subsidiaries to:
➢	borrow money;

➢	pay dividends;

➢	purchase or redeem stock;

➢	repay subordinated indebtedness before its stated maturity date;

➢	make investments in third parties and extend credit outside the normal course of business;

➢	engage in transactions with affiliates;

➢	engage in sale-leaseback transactions;

➢	consummate certain asset sales;

➢	effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

➢	create liens on our assets.
Events beyond our control, including changes in general economic and business conditions, as well as our financial performance, may adversely affect our business. In addition, the Credit Facility contains certain financial ratio and financial condition covenants. Such changes in general economic and business conditions, or our financial performance, may affect our ability to meet those financial ratios and financial conditions tests and to otherwise remain in compliance with the requirements of our Credit Facility and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, or require us to amend the Credit Facility resulting in significantly higher annual interest expense and such a default may cause a default under some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to compete effectively, to meet our customer demands for installations or service or take advantage of new business opportunities.

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (a term defined in our Credit Facility) and cash from operations, to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We are committed to reducing our debt and are taking actions to remain in compliance with our debt covenants. Though we expect to comply with all debt covenants during 2010, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions. Given the continuing softness in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
Diversification activities may not be successful and may divert management attention from our traditional business. We have sought to diversify our business and decrease reliance on revenue from Guest Entertainment revenue. These activities have included sales of systems to healthcare facilities and the sale of advertising within the Hospitality market and may include additional markets in the future which we consider to be complementary to our other businesses. In addition, we are also working to create new diversified revenue streams within the hospitality market. However, the diversification into areas in which we do not have the same experience as our traditional business involves a variety of risks, such as diversion of limited resources and personnel from our traditional business as well as management’s time and attention. In addition, we may not be able to market these new businesses successfully, for any number of reasons. Accordingly, we may not be successful in growing these new revenue streams.
Our revenue is affected by seasonality and dependent on other factors beyond our control, including current negative economic climate and reduced business travel. Generally, our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms buying movies or other services at the property and the price of the services. Occupancy rates vary based on the property’s location, its competitive position within the marketplace, seasonal factors, economic conditions, the level of business travel, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms buying movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies, the availability of HD content, other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms buying movies and other services at the property also varies over time with general economic conditions. Over the past year, and due to the negative economic conditions and reduced business travel, our revenue has been negatively impacted by substantially lower hotel occupancy rates and by materially lower purchases by consumers. Because many factors described above are out of our control, we may not be able to control negative trends in our revenue.
Our revenue per room could be affected if hotel brands modify brand standards or decide to eliminate certain services we provide. The size of our room base, our revenue, profitability and free cash flow could be negatively impacted if Guest Entertainment or other services we provide are no longer designated as “brand standard” by hotel franchising companies or if certain of our products, such as independent films, most of which are non-rated and intended for mature audiences, are not part of the product package contracted with hotels.

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
We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on the hotel in-room entertainment business, which is highly competitive. If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers who have substantially greater resources than we have, our operating margins and market share could be reduced and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices, and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business. A continuing trend toward business combinations and alliances in both the domestic and foreign entertainment service industries may create significant new competitors for us. Many of these combined entities could have resources greater than ours. These combined entities may provide bundled packages of programming, delivery and other services which compete directly with the products we offer. Our competitors may also offer services sooner and at more competitive rates than we do. We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases. Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to generate free cash flow, which could harm our business.
Our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy resulting from business, economic or other events, such as generally weak economic conditions, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, has been in the past and currently is, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.

New technologies, including the expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology, such as new video formats, downloading or alternative methods of product delivery and distribution channels such as the Internet or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. While we mitigate risks by continually designing, engineering and developing products and systems which can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance we will continue to be successful in these efforts. The deployment of high-definition television (HDTV) and the introduction of new technologies such as Internet Protocol television (IPTV) into the hospitality market could accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers or Internet-connected television. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations. There is a risk our business and prospects will be harmed by these changes or we will not identify or adapt to them as quickly as our competitors. In addition, we may experience difficulties and delays in developing new products and systems or in integrating our system with new technologies. We may have to incur significant capital expenditures in order to adapt to technological changes. If other technologies become affordable and viable alternative methods of content delivery which are widely supported by studios and adopted by consumers emerge, our business could be adversely affected.
If we fail to develop new products, services and product enhancements, our business and prospects could be harmed. We have a continuing product development program designed to develop new products and services and to enhance and improve existing products and services. The successful development of products, services and product enhancements is subject to numerous risks, both known and unknown, including:
➢	unanticipated delays;

➢	access to capital;

➢	budget overruns; and

➢	technical problems.
These difficulties could result in the abandonment or substantial change in the design, development and commercialization of these new products or product enhancements.
Given the uncertainties inherent with product development and introduction, we cannot assure any given product development efforts will be successful on a timely basis, within budget or at all. Our failure to develop new products, services and product enhancements on a timely basis or within budget could harm our business and prospects. In addition, there is no assurance any new product, service or product enhancement will be attractive to hotels and/or the hotel guests.
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

New technologies may emerge which may be superior to, or may not be compatible with, some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we will have to incur capital expenditures for high-definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services which meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
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
If our products or services employ technology which infringes the proprietary rights of others, we may be subject to infringement claims, forced to pay certain fees to license technology or be required to stop selling our products. We are currently subject to a number of lawsuits alleging we have infringed a third party’s patent rights. See Note 11 to the Consolidated Financial Statements – Legal Proceedings. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been notified in the past, and may be in the future, that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted, we may seek to enter into royalty or licensing agreements. There is a risk in these situations no license will be available or a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. A successful claim of infringement against us or our failure or inability to license infringed or similar technology could damage our business to the extent we are required to pay substantial monetary damages or if, as a result of a successful claim, we are unable to sell our products or services without redeveloping them or are otherwise forced to incur significant additional expense. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may harm our business and prospects.
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
The lack of quality programming or a change in available content could reduce our profitability and cash flows. Our profitability and cash flow is dependent on our ability to provide quality and popular programming to our hotel guests. We currently provide hotel guests major movies we obtain from movie studios. The quality and popularity of major movies available at any given time and from year to year can vary widely. Generally, the more popular titles at the box office will also be more popular with hotel guests. We also provide hotel guests independent films, most of which are non-rated and intended for mature audiences, music services and Nintendo video games. Our ability to be profitable and generate positive cash flow depends upon our ability to provide content for which hotel guests are willing to pay. However, we cannot predict the future popularity or quality of the movies, music, games or other content we provide or may provide in the future. If, for any reason, such content became less popular than it is currently, or is not made available to us for distribution on a timely basis, our business could be adversely impacted. In addition, if any significant portion of the content we provide to hotel guests were to become unavailable, for reasons which could include licensing difficulties, governmental regulation or issues of public standards, our business could be adversely impacted. In addition, any negative publicity, lawsuit or boycotts by opponents of the mature-themed programming content could have a negative impact on the willingness of the lodging industry to offer such content to guests, which in turn, could have a detrimental effect on our revenues and ability to achieve stated business goals.
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
The price of our common stock may be subject to volatility. As of December 31, 2009, a substantial portion of our common stock was held by a limited number of institutional investors, and the amount of capital stock held by non-institutional holders is believed to be limited. This concentration of ownership may limit the amount of stock available for sale or purchase at any particular time, and may result in significant increases or decreases in the price of our common stock due to factors which may not reflect the market as a whole or our economic condition or results of operations.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Our headquarters, including our distribution center and principal executive offices, are located in Sioux Falls, South Dakota. Our owned facility is used for executive, administrative and support functions; assembly and distribution; and warehouse space. We believe our facility will be sufficient to accommodate foreseeable local operational space requirements.
We lease 31 facilities, in various locations, from unaffiliated third parties. These facilities include offices for our subsidiaries and combination warehouse/office facilities for our installation and service operations, and are located throughout the United States, Canada and Mexico.
Item 3 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, LinkSmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004, entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the initial discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid.

On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court for the Central District of California in Los Angeles, California. The suit alleges the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringe five patents: a patent issued October 10, 2000, entitled “Nomadic Translator or Router,” a patent issued on August 6, 2006 entitled “System and Method for Establishing Network Connection with Unknown User or Device,” a patent issued on June 30, 2009 entitled “System and Method for Establishing Network Connection with Unknown Network and/or User Device,” a patent issued on October 21, 2003 entitled “Systems and Methods for Redirecting Users Having Transparent Computer Access to a Network Using a Gateway Device Having Redirection Capability,” and a patent issued on March 15, 2005 entitled “Systems and Methods for Integrating a Network Gateway Device with Management Systems.” The complaint also asserts claims under the above-mentioned patents and additional patents against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. Nomadix, Inc. also filed a similar action in the same court against SolutionInc. It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patents in question, has filed responsive pleadings and is vigorously defending the action.

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ Global Select Market (“NASDAQ Exchange”) under the symbol “LNET.” Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering. As of March 8, 2010, there were outstanding 22,541,164 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of our common stock as reported by NASDAQ:

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2009	1.73	0.50	March 31, 2008	17.64	5.92
June 30, 2009	5.99	1.50	June 30, 2008	7.46	4.81
September 30, 2009	7.75	3.11	September 30, 2008	4.92	1.98
December 31, 2009	7.77	4.26	December 31, 2008	2.45	0.48
On March 8, 2010, the closing price of our common stock, as reported by NASDAQ Exchange, was $6.60. Stockholders are urged to obtain current market quotations for our common stock. As of March 8, 2010, we have 109 stockholders of record with approximately 98.7% of the shares held in “street name.” We estimate that as of March 8, 2010, we had more than 3,712 beneficial owners of our common stock.
We have 5,000,000 shares of preferred stock authorized at $0.01 par value per share, of which 57,500 10% Series B cumulative perpetual convertible shares were issued and outstanding as of December 31, 2009, with a liquidation preference of $1,000 per share.
Issuer Purchases of Equity Securities
During 2009, we did not repurchase any shares of our common stock.
Dividends
No dividends have been paid to date on our common stock. The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.
Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. However, payments must come from funds legally available for dividend payments. Dividends were declared on the preferred stock by our Board of Directors. On October 14, 2009, we paid $1.7 million of dividends, and as of December 31, 2009, we had $1.4 million of unpaid dividends. These dividends were paid on January 14, 2010. The dividends were recorded as a reduction to our additional paid-in capital, due to our accumulated deficit balance.
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
Amendments
The 2008 Rights Plan may be amended by the Board before the Distribution Date without the consent of the Rights holders. After the Distribution Date, the Rights Plan may be amended by the Board to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Plan (other than a time period governing redemption at a time when the Rights are not redeemable).

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Select Financial Data:
Revenues:
Hospitality	$469,743	$519,922	$474,473	$285,770	$275,568
Other	14,749	13,957	11,115	2,443	203

Total revenues	484,492	533,879	485,588	288,213	275,771

Income (loss) from operations	21,692	(5,071)	(4,236)	26,932	22,693

Net (loss) income	(10,155)	(48,418)	(65,172)	1,841	(6,959)
Preferred stock dividends	(3,114)	—	—	—	—

Net (loss) income attributable to common stockholders	$(13,269)	$(48,418)	$(65,172)	$1,841	$(6,959)

Net (loss) income per common share (basic and diluted)	$(0.59)	$(2.16)	$(3.00)	$0.10	$(0.39)

Other Data:
Investing activities:
Capital expenditures (1)	$21,341	$64,407	$79,097	$48,268	$51,855
Average cost per room – new installation	$345	$389	$399	$354	$340

Guest Entertainment revenue:
Movie revenue	$277,670	$338,683	$327,353	$208,166	$201,996
Other interactive service revenue	18,147	26,273	27,668	18,030	19,053

Total	$295,817	$364,956	$355,021	$226,196	$221,049

Average monthly revenue per Guest Entertainment room:
Movie revenue	$12.66	$15.20	$16.62	$17.27	$17.00
Other interactive service revenue	0.83	1.18	1.42	1.50	1.60

Total	$13.49	$16.38	$18.04	$18.77	$18.60

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$17,011	$10,800	$25,569	$22,795	$20,742
Total assets	$508,354	$589,786	$693,823	$263,209	$263,072
Total debt	$469,946	$588,520	$624,594	$270,169	$292,000
Total stockholders’ deficiency	$(70,987)	$(128,748)	$(48,242)	$(58,122)	$(70,233)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Cash Flows Data:
Cash provided by operating activities	$86,172	$89,853	$58,869	$72,301	$64,285
Property and equipment additions	(21,341)	(64,407)	(79,097)	(48,268)	(51,855)

	64,831	25,446	(20,228)	24,033	12,430
Cash (used for) provided by acquisition and other activities, net	—	—	(354,177)	(2,336)	400

	$64,831	$25,446	$(374,405)	$21,697	$12,830

(1)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

Special Note Regarding Forward-Looking Statements
Certain statements in this report or document incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to covenant compliance and impairment of goodwill, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2009, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
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
Executive Overview
Despite the challenging economic conditions affecting the travel and lodging industry, during 2009 we proactively managed our business and operations, which resulted in improvements to our bottom line and free cash flow performance. We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities, including growth-related capital, and consideration paid for acquisitions. Our diversified revenue initiatives, which focus on non-Guest Entertainment revenue, increased $19.8 million or 11.7%, year over year. Our system operations and selling, general and administrative (SG&A) expenses were $87.1 million in 2009, a decrease of 20.7% or $22.8 million over 2008, and helped offset 65.8% of total gross profit decline in 2009. Our income from operations increased $26.8 million, from an operating loss of $(5.1) million in 2008 to an operating income of $21.7 million in 2009. Additionally, we proactively reduced our capital investment activity in 2009 by 66.9%, down to $21.3 million compared to $64.4 million in 2008, increasing our free cash flow by 154.8% during 2009 to $64.8 million.
These operational results, along with proceeds from our preferred stock offering, allowed us to reduce our long-term debt by $118.6 million during 2009 and to be in compliance with the terms of our Credit Facility. We plan to continue to utilize a majority of our free cash flow for further debt reduction, and expect to remain in compliance with our Credit Facility during 2010. We remain focused on improving our profitability and maximizing cash flow through ongoing operations.
As a result of the economic conditions, record low occupancy levels of the hotel industry and the demand for our products and services during 2009, our total revenue was $484.5 million, a decrease of $49.4 million or 9.3%, compared to 2008. The decrease in revenue was attributed to a decrease in Guest Entertainment revenue, partially offset by increases in revenue from Hotel Services, System Sales and Related Services and Healthcare.
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $50.2 million or 9.7%, to $469.7 million for 2009 compared to $519.9 million for 2008. Due to softness in the travel economy, hotel occupancy declined 8.8% during 2009 compared to last year. The average monthly Hospitality revenue per room was $21.42 for 2009, a decrease of 8.2% as compared to $23.33 for 2008.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other interactive services delivered through the television, decreased $69.2 million or 18.9%, to $295.8 million. On a per-room basis, monthly Guest Entertainment revenue for 2009 declined 17.6%, to $13.49 compared to $16.38 in 2008. Average monthly movie revenue per room was $12.66 for 2009, a 16.7% reduction as compared to $15.20 per room in the prior year. These decreases were the result of the decline in occupancy and a cautious consumer buying pattern. Partially offsetting the decline in Guest Entertainment revenue was an increase to Hotel Services revenue, which includes revenue paid by hotels for television programming and broadband Internet service and support. Hotel Services revenue increased $10.0 million or 8.3%, to $131.2 million for 2009 versus $121.2 million for 2008. On a per-room basis, monthly Hotel Services revenue for 2009 increased 9.9%, to $5.98 compared to $5.44 in 2008. Monthly television programming revenue per room was $5.47 for 2009, an 11.4% increase as compared to $4.91 per room in the prior year. These increases resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband Internet revenue per room was $0.51 for 2009 compared to $0.53 for the prior year. System Sales and Related Services, which includes the sale of television programming reception equipment, broadband Internet equipment and other HDTV equipment and installation services to hotels, increased $8.9 million or 26.4%, to $42.7 million for 2009 as compared to $33.8 million for 2008. During the year, we completed a large HDTV equipment conversion contract, which contributed to approximately $4.3 million of the increase. The remainder of the growth was derived from sales of equipment and professional services to hotels, offset by a decline in broadband equipment sales.

Other revenue, including the sale of interactive systems and services to healthcare facilities as well as revenue from Advertising and Media Services, increased $0.7 million or 5.7%, to $14.7 million for 2009 compared to $14.0 million in 2008. For 2009, Healthcare revenue increased by $1.7 million, while Advertising and Media Services revenue decreased by $1.0 million, due to softness in the economy and the general advertising market.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $274.9 million in 2009, a decrease of $14.8 million or 5.1%, as compared to $289.7 million in 2008. The decrease was primarily due to decreased commissions and royalties of $21.4 million, which vary with revenue, and a reduction in recurring connectivity and other Internet support costs of $5.1 million, as a result of our cost reduction initiatives. Partially offsetting the reductions were increases to television programming costs of $6.3 million, which varies with related revenue and the number of rooms served, along with the type of services provided. System and equipment cost of sales was up $5.4 million, and also varies with increased revenue. Total direct costs as a percentage of revenue were 56.7% in 2009 as compared to 54.3% for 2008. The increase in direct costs as a percentage of revenue was driven by a change in the mix of products or services sold year over year, primarily driven by an increase in revenue generated by television programming and system sales, which generally have a lower margin than Guest Entertainment revenues.
System operations expenses and selling, general and administrative (SG&A) expenses were $87.1 million in 2009 compared to $109.9 million in 2008. Per average installed room, system operations expenses also decreased, to $1.94 per room per month for 2009 compared to $2.60 for 2008. SG&A expenses per average installed room were $2.03 in 2009 compared to $2.34 per average installed room in 2008. These decreases resulted from the synergies derived from the consolidation of duplicative service operations, general and administrative functions from the On Command and StayOnline acquisitions, our labor expense reduction initiatives implemented during 2008 and 2009, and certain lower operating expenses, including system repair, property taxes, due to a lower taxable asset base and fuel costs.
Despite the revenue decline, we generated $86.2 million of cash from operating activities during 2009, as compared to $89.9 million in 2008. Cash used for property and equipment additions, including growth related capital, was $21.3 million. During the year, we also used the cash generated from operations to pay the required Term B principal repayments of $5.8 million and made $85.3 million of additional payments against the Term B portion of the Credit Facility.
Hospitality Business
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
➢	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

➢	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

➢	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format. Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

➢	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

➢	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

➢	Consumer Sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during 2009 and the last half of 2008, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
➢	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

➢	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
➢	Television Programming. We offer a wide variety of satellite-delivered television programming paid for by the hotel and provided to guests at no charge. The television programming is delivered via satellite, pursuant to an agreement with DIRECTV, and is distributed over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition television programming to the extent available from broadcast sources and DIRECTV.

➢	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our pro-active monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.

System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access equipment, other interactive television systems and equipment, television programming reception equipment, Internet conference services and professional services, such as design, project management and installation services.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality business is the number of rooms we serve for our various services. As of December 31, we had the following number of rooms installed with the designated service:

	2009	2008	2007
Total rooms served (1)	1,909,323	1,977,015	1,962,090
Total Guest Entertainment rooms (2)	1,779,979	1,866,353	1,860,720
Total HD rooms (3)	231,588	191,491	84,327
Percent of Total Guest Entertainment rooms	13.0%	10.3%	4.5%
Total Television Programming (FTG) rooms (4)	1,087,860	1,105,754	1,068,256
Percent of Total Guest Entertainment rooms	61.1%	59.2%	57.4%
Total Broadband Internet rooms (5)	201,936	229,003	218,860
Percent of Total rooms served	10.6%	11.6%	11.2%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 85.5% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Television programming (FTG) rooms receive basic or premium television programming.

(5)	Represents rooms receiving high-speed Internet service.
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

	2009	2008	2007
Net new HDTV rooms	40,097	105,099	60,825
Total HDTV rooms installed	231,588	191,491	84,327
HDTV rooms as a percent of total Guest Entertainment rooms	13.0%	10.3%	4.5%
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

	2009	2008	2007
Average cost per room — new installation	$345	$389	$399
Average cost per room — conversion	$235	$295	$309

Average cost per HD room — new installation	$339	$398	$460
Average cost per HD room — conversion	$241	$320	$329
The decrease in the average cost per new and converted HD rooms from 2007 to 2009 was primarily driven by larger average room sizes for properties installed, lower component and overhead costs, engineering efforts and hotels contributing a greater share of total installation costs through purchases of systems and equipment.
Average Revenue Per Room
We monitor the revenue we generate per average Hospitality room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment. During 2009, occupancy rates were 8.8% lower than 2008 levels. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband systems sales. The following table sets forth the components of our Hospitality revenue per room for the years ended December 31:

	2009	2008	2007
Average monthly revenue per room:
Hospitality
Guest Entertainment	$13.49	$16.38	$18.04
Hotel Services	5.98	5.44	4.68
System Sales and Related Services	1.95	1.51	1.22

Total Hospitality revenue per room	$21.42	$23.33	$23.94

Certain contracts within our acquired On Command customer base included substantial discounts for satellite-delivered basic and premium television programming, which negatively impacted Hotel Services revenue. We expect to eliminate these discounts as we continue to upgrade with high-definition television capabilities.

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality direct expenses per room and as a percentage of related revenue during the years ended December 31:

	2009		2008		2007
		Percent		Percent		Percent
		of Related		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality
Guest Entertainment	$5.41	40.1%	$6.40	39.0%	$7.10	39.2%
Hotel Services	5.23	87.4%	4.99	91.7%	4.49	93.0%
System Sales and Related Services	1.40	71.8%	1.12	74.6%	0.89	74.1%

Total Hospitality direct costs per room	$12.04	56.2%	$12.51	53.6%	$12.48	51.8%

The decrease in the average direct cost per Guest Entertainment room varies with revenue and was driven by lower commissions earned by the hotels and offset by a change in the mix of movie products purchased.
Other Businesses
Other revenue is a combination of our Advertising and Healthcare businesses.
We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of December 31, 2009, we provide advertising media services to over 1.2 million hotel rooms compared to 0.9 million rooms in 2008. We also deliver targeted advertising to more than 364,000 hotel rooms on 10 popular satellite-delivered channels.
The healthcare market in the United States consists of approximately 900,000 hospital beds across 5,900 facilities. We believe most hospitals currently do not have any form of interactive television services. The main interests in interactive television services include driving patient satisfaction, providing robust patient education with comprehensive reporting and operation efficiencies and cost savings for automating processes such as integrated food ordering. Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
➢	revenue generated from the sale of the interactive system hardware, software license and installation services;

➢	revenue from the sale and installation of DIRECTV satellite equipment and related programming;

➢	revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, DIRECTV satellite equipment and interactive systems; and

➢	revenue generated from cable plant design, modification and installation, as well as television installation services.
As of December 31, 2009, we have equipped 45 healthcare facilities, or 9,200 beds, with these services and solutions to improve the overall patient experience, as compared to 28 properties or 6,500 rooms as of December 31, 2008.

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

	2009	2008	2007
System operations expenses (1)	$1.94	$2.60	$2.71
SG&A expenses (1)	2.03	2.34	2.77
Depreciation and amortization (D&A)	4.16	5.05	5.56
Amortization of acquired intangibles	0.42	0.52	0.51
Goodwill impairment charge	—	0.50	—
Restructuring charge	0.02	0.23	0.64
Other operating income (2)	—	(0.05)	(0.05)

	$8.57	$11.19	$12.14

System operations as a percent of total revenue	8.8%	10.8%	11.1%
SG&A as a percent of total revenue	9.2%	9.7%	11.5%
D&A as a percent of total revenue	18.8%	21.1%	22.2%
Amortization of acquired intangibles as a percent of total revenue	1.9%	2.2%	1.8%
Total operating expenses as a percent of total revenue	38.8%	46.7%	48.7%

(1)	System operations and SG&A expense decreases resulted primarily from integration synergies from the StayOnline and On Command acquisitions.

(2)	Other operating income for 2008 includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina. Other operating income for 2007 includes recoveries related to early contract terminations.
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
We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities, including growth-related capital, and consideration paid for acquisitions. Free cash flow is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. Our definition of free cash flow does not take into account our debt service requirements or other commitments. Accordingly, free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing free cash flow may not be comparable to other similarly titled measures of other companies.

Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. During 2009, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	2009	2008	2007
Cash provided by operating activities (1)	$86,172	$89,853	$58,869
Property and equipment additions	(21,341)	(64,407)	(79,097)

	64,831	25,446	(20,228)
Cash used for acquisitions and other activities	—	—	(354,177)

	$64,831	$25,446	$(374,405)

(1)	Cash provided by operating activities include acquisitions and integration of On Command, THN and StayOnline.
Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	2009	2008	2007
Expansion capital investment (1)	$5,774	$22,896	$24,668
Renewal investment (2)	5,499	18,919	25,772
Corporate capital and minor extensions (3)	10,068	22,592	28,657

	$21,341	$64,407	$79,097

(1)	Capital investment to install newly contracted rooms with our digital or HDTV system.

(2)	Capital investment to convert rooms to our digital or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure, including computers, equipment, software development, minor system upgrades and system components.
Liquidity and Capital Resources
We ended the year with cash of $17.0 million and were in compliance with all of the Credit Facility covenants. For the year, cash provided by operating activities was $86.2 million, which was reduced by $2.3 million of cash used primarily for restructuring and reorganization related activities. In 2009, we used $21.3 million of the cash we generated for property and equipment additions, including growth related capital. During 2009, we made additional payments of $85.3 million against the Term B portion of our Credit Facility, including the required $27.7 million from our preferred stock offering, in addition to the scheduled quarterly payments of $5.8 million. We also utilized $23.7 million for the acquisition of debt and $1.7 million for preferred stock dividends. During 2008, cash provided by operating activities was $89.9 million, which was reduced by $9.5 million of cash used primarily for restructuring, integration and severance related activities. During 2008, we used $64.4 million for property and equipment additions and made additional payments of $27.5 million against the Term B portion of our Credit Facility, in addition to the scheduled quarterly payments of $6.3 million.

In June 2009, we entered into a purchase agreement to sell 50,000 shares of our 10% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share. The initial purchaser was also granted a 30-day option to purchase up to an additional 7,500 shares of the preferred stock to cover overallotments. We completed our offering of 57,500 shares (inclusive of the initial purchaser’s option to purchase the additional 7,500 shares), bringing the total aggregate liquidation preference of the preferred stock sold to $57.5 million. Net proceeds from the issuance of preferred stock were $53.7 million, with offering and related costs totaling $3.8 million. We were required to use 50% of the proceeds, or $27.7 million, to pay down our Credit Facility.
Our principal sources of liquidity are our cash from operations, our cash on hand and the $50.0 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow and borrowing available under the Credit Facility will be sufficient to fund our business and comply with our financing obligations. During 2010, we plan to continue to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of December 31, 2009, working capital was $(4.9) million, compared to $(10.8) million at December 31, 2008.
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
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1.6 million, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan. For the fourth quarter of 2009, the adjusted quarterly payment requirement was $1.3 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million or 88% of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 10 to the Consolidated Financial Statements). The term loan interest rate as of December 31, 2009 was 2.26%. The aggregate weighted average interest rate as of December 31, 2009 was 7.15%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of December 31, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.

Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2009	2008	2007
Actual consolidated leverage ratio (1) (3)	3.82	4.30	4.39
Maximum per covenant	4.00	4.50	5.00

Actual consolidated interest coverage ratio (2) (3)	3.23	3.22	3.47
Minimum per covenant	2.75	2.50	2.25

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our debt covenant ratios will change in future periods as follows:

		Q3 2010
	Q1 2010	to maturity (2014)
Maximum consolidated leverage ratio	3.75	3.50

Minimum consolidated interest coverage ratio	3.00	3.00

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (as defined in the Credit Facility) and cash from operations, to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 12 to the Consolidated Financial Statements). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 3.82 compared to the maximum allowable of 4.00 for the fourth quarter of 2009. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. During 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at 70.5% of par value and recorded a gain on extinguishment of debt of $9.3 million. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million. We are committed to reducing our debt and are taking actions to remain in compliance with our debt covenants. Though we expect to comply with all debt covenants during 2010, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions. Given the continuing softness in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of December 31, 2009, we are not aware of any events which would qualify as a Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of December 31, 2009 was $469.9 million versus $588.5 million as of December 31, 2008.
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
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of December 31, 2009, we had outstanding letters of credit totaling $427,000.

Obligations and commitments as of December 31, 2009 were as follows (dollar amounts in thousands):

	Payments due by period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$469,946	$6,101	$11,124	$452,721	$—
Interest on bank term loan (1)	47,264	11,335	22,239	13,690	—
Interest on derivative instruments	31,809	21,264	10,545	—	—
Operating lease payments	4,339	2,255	1,475	548	61
Purchase obligations (2)	8,003	5,407	1,780	816	—
Minimum royalties and commissions (3)	2,681	2,309	372	—	—

Total contractual obligations	$564,042	$48,671	$47,535	$467,775	$61

	Amount of commitment expiration per period
		Less than	2 — 3	4 — 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$427	$427	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments, primarily for the procurement of system components.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 11 to the Consolidated Financial Statements.
During the second quarter of 2009, an amendment was made to our non-exclusive license agreement with Nintendo, which expires in May 2013. Under the original terms of the agreement, we paid a monthly royalty equal to a percent of revenue generated from the sale of Nintendo video game services, subject to a monthly minimum. Under the amended terms, effective April 1, 2009, the royalty amount is strictly a percent of revenue and the monthly minimum royalty obligation has been eliminated.
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

Market Conditions
Due to current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy, resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares, and other economic conditions which result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if market conditions deteriorate.
Other market risk factors are included in Part I, Item 1A — Risk Factors.

Results of Operations — Years Ended December 31, 2009 and 2008
Revenue Analysis. Total revenue for 2009 was $484.5 million, a decrease of $49.4 million or 9.3%, compared to 2008. The decrease in revenue was primarily from a decrease in Guest Entertainment revenue, partially offset by increases in Hotel Services, System Sales and Related Services and Healthcare revenue. The following table sets forth the components of our revenue (dollar amounts in thousands) for the years ended December 31:

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality
Guest Entertainment	$295,817	61.1%	$364,956	68.4%
Hotel Services	131,222	27.1%	121,177	22.7%
System Sales and Related Services	42,704	8.8%	33,789	6.3%

Total Hospitality	469,743	97.0%	519,922	97.4%
Other	14,749	3.0%	13,957	2.6%

	$484,492	100.0%	$533,879	100.0%

Hospitality
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, decreased $50.2 million or 9.7%, to $469.7 million in 2009 compared to $519.9 million in 2008. Due to softness in the travel economy, hotel occupancy declined by 8.8% during 2009 compared to last year. Average monthly Hospitality revenue per room was $21.42 for 2009, a decrease of 8.2% as compared to $23.33 per room in the prior year.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other interactive services delivered through the television, decreased $69.2 million or 18.9%, to $295.8 million in 2009 as compared to $365.0 million in 2008. The following table sets forth information with respect to revenue per Guest Entertainment room for the years ended December 31:

	2009	2008
Average monthly revenue per room:
Movie revenue	$12.66	$15.20
Other interactive service revenue	0.83	1.18

Total Guest Entertainment per room	$13.49	$16.38

On a per-room basis, monthly Guest Entertainment revenue for 2009 declined 17.6%, to $13.49 compared to $16.38 for 2008. This change in revenue was impacted by the decline in occupancy, as well as a cautious consumer buying pattern. Average monthly movie revenue per room was $12.66 for 2009, a 16.7% reduction as compared to $15.20 per room in the prior year. Non-movie Guest Entertainment revenue per room decreased 29.7%, to $0.83 for 2009, driven by reductions in on-demand television purchases, games and television Internet purchases.

Hotel Services revenue, which includes revenue paid by hotels for cable television programming and broadband Internet service and support, increased $10.0 million or 8.3%, to $131.2 million during 2009 versus $121.2 million in 2008. The following table sets forth information with respect to Hotel Services revenue per room for the years ending December 31:

	2009	2008
Average monthly revenue per room:
Cable television programming	$5.47	$4.91
Broadband	0.51	0.53

Total Hotel Services per room	$5.98	$5.44

On a per-room basis, monthly Hotel Services revenue for 2009 increased 9.9%, to $5.98 compared to $5.44 for 2008. Monthly cable television programming revenue per room increased 11.4%, to $5.47 for 2009 as compared to $4.91 for 2008. These increases resulted primarily from the continued installation of high definition television systems and related television programming services. Recurring broadband Internet revenue per room for 2009 was $0.51 versus $0.53 for 2008.
System Sales and Related Services revenue includes the sale of television programming reception equipment, broadband Internet equipment and other HDTV equipment and installation services to hotels. For 2009, revenue increased $8.9 million or 26.4%, to $42.7 million as compared to $33.8 million for 2008. During the current year, we completed a large HDTV equipment conversion contract, which contributed to approximately $4.3 million of the increase. The remainder of the growth was derived from sales of equipment and professional services to hotels, partially offset by a decline in broadband equipment sales.
Other
Other revenue includes the sale of interactive systems and services to healthcare facilities, as well as revenue from Advertising and Media Services. Advertising and Media Services revenue was generated primarily by The Hotel Networks, a subsidiary acquired as part of the On Command acquisition. Other revenue increased $0.7 million or 5.7%, to $14.7 million during 2009 as compared to $14.0 million for 2008. Healthcare revenue increased by $1.7 million compared to 2008, while Advertising and Media Services revenue decreased $1.0 million versus the prior year, due to softness in the economy and the general advertising market.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $274.9 million in 2009, a decrease of $14.8 million or 5.1%, as compared to $289.7 million in 2008. Total direct costs were 56.7% of revenue for 2009 as compared to 54.3% for 2008. The percentage increase resulted from a change in the mix of products or services sold year over year, driven by the increased percentage of revenue generated by television programming and system sales, which generally have lower margins than Guest Entertainment revenues. Direct costs related to the Hospitality business, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, were $264.1 million for 2009 compared to $278.8 in 2008. The decrease in total direct costs was primarily related to decreases in hotel commissions and royalties, which vary with revenue, and recurring connectivity and other Internet support costs, a result of our cost reduction initiatives. These decreases were partially offset by increases in television programming costs, which vary with related revenue and the number of rooms served, along with the type of services provided, and system and equipment cost of sales, which vary with increased revenue.

The following table sets forth the primary change drivers of total direct costs for the years ended December 31:

	2009	2008	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	56.7%	54.3%	2.4%

Change drivers:
Hospitality
Guest Entertainment			(2.2)%
Hotel Services			2.9%
System Sales and Related Services			1.6%
Other			0.1%

			2.4%

On a weighted average basis, Hospitality direct costs increased 230 basis points, primarily from a 290 basis point increase related to lower margin cable television programming and a 160 basis point increase related to the sale of professional services and equipment to hotels. These increases were partially offset by a 220 basis point decrease in direct costs related to movie-based Guest Entertainment revenue. Other direct costs, primarily associated with the sale of systems and equipment to healthcare facilities, which requires no capital contribution but generate a lower profit margin than our traditional Guest Entertainment products, increased 10 basis points.
Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (dollar amounts in thousands):

	2009		2008
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$42,605	8.8%	$57,853	10.8%
Selling, general and administrative (1)	44,538	9.2%	52,042	9.7%
Depreciation and amortization	91,135	18.8%	112,511	21.1%
Amortization of acquired intangibles	9,174	1.9%	11,549	2.2%
Goodwill impairment charge	—	—	11,212	2.1%
Restructuring charge (2)	603	0.1%	5,047	1.0%
Other operating income (3)	(126)	(0.0)%	(964)	(0.2)%

Total operating expenses	$187,929	38.8%	$249,250	46.7%

(1)	SG&A expenses include $0 and $1.0 million for 2009 and 2008, respectively, directly related to integration activities from the StayOnline and On Command acquisitions.

(2)	Restructuring costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations including termination benefits and costs to consolidate facilities or relocate employees. The Company will not realize future benefits from these costs. Includes $0.6 million and $1.9 million for 2009 and 2008, respectively, of severance costs related to the 2008 cost reorganization and cost reduction initiative.

(3)	Other operating income for 2008 includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina.

System operations expenses decreased $15.3 million or 26.4%, to $42.6 million in 2009 as compared to $57.9 million in 2008. As a percentage of total revenue, system operations expenses decreased to 8.8% this year as compared to 10.8% in the prior year. Per average installed room, system operations expenses also decreased, to $1.94 per room per month for 2009 compared to $2.60 for 2008, due to the synergies derived from the consolidation of the acquired On Command operations, our labor expense reduction initiatives implemented during 2008 and 2009 and lower system repair costs, property taxes, due to a lower taxable asset base and fuel costs.
Selling, general and administrative (SG&A) expenses decreased $7.5 million, as a result of the synergies derived from the consolidation of duplicative SG&A functions from our acquisitions and our expense reduction initiatives implemented during 2008 and 2009, from $52.0 million in 2008 to $44.5 million in the current year. There were no integration costs for acquisitions included within this year’s SG&A expenses, compared to $1.0 million in the prior year related to the acquisition of StayOnline and On Command. As a percentage of revenue, SG&A expenses were 9.2% in the current year compared to 9.7% in 2008. SG&A expenses per average installed room were $2.03 in 2009 compared to $2.34 per average installed room in 2008.
Depreciation and amortization expenses were $91.1 million in 2009 as compared to $112.5 million in 2008. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $9.2 million in 2009 compared to $11.5 million in the prior year. The declines were due to the reduction in capital investments over the past two years and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 18.8% in 2009 compared to 21.1% in 2008, while amortization of acquired intangibles was 1.9% of revenue in 2009 compared to 2.2% in 2008.
In 2008, we incurred goodwill and purchased intangibles impairment charge of $11.2 million, related to Advertising and Media Services, and we recorded a write down of $0.6 million related to On Command purchased intangibles. The goodwill impairment charge was primarily driven by the erosion of the capital markets, the general economy and the resulting decrease in our stock price during the fourth quarter of 2008. The general economic conditions had a significant impact on the overall advertising market. See Note 7 to the Consolidated Financial Statements.
During 2009, we incurred restructuring costs of approximately $680,000 related to facility consolidation, partially offset by unused severance benefits of approximately $77,000. During 2008, we incurred costs of $5.0 million related to post acquisition restructuring activities.
Other operating income for 2008 included insurance proceeds of $815,000 related to property damage and business interruption due to Hurricane Katrina.
Operating Income (Loss). As a result of the factors described above, operating income was $21.7 million in 2009 as compared to an operating loss of $(5.1) million in the prior year.
Interest Expense. Interest expense was $38.1 million in the current year versus $42.6 million in 2008. The decrease resulted from the change in weighted average long-term debt, to $532.9 million at December 31, 2009 from $616.8 million at December 31, 2008. The weighted average interest rate increased to 7.15% for the current year versus 6.90% for 2008. This increase was due to the higher fixed interest rates of our swaps compared to the lower variable rate of our term loan and the effect of fixed Credit Facility fees.
Gain on Extinguishment of Debt. During 2009, we acquired $31.5 million of outstanding debt as part of our debt reduction initiative, at 70.5% of par value, and recorded a gain on extinguishment of the debt of $9.3 million. The acquisition was made through a wholly-owned subsidiary, a permitted investment under our Credit Facility. In 2008, we acquired $2.9 million of outstanding debt at 50% of par value and recorded a gain on the extinguishment of $1.4 million.
Loss on Early Retirement of Debt. During 2009, we made additional payments of $85.3 million on our term loan, including $27.7 million of payments made using proceeds from the sale of convertible preferred stock, and we wrote off $1.5 million of unamortized debt issuance costs associated with the early retirement of our debt. During 2008, we made additional payments of $27.5 million on our term loan and wrote off $0.4 million of unamortized debt issuance costs associated with the early retirement of our debt.

Other Expense. In 2009, we recorded a total of $0.7 million of other expense. In 2009, due to continued softness in certain markets, we recorded an investment loss of $1.4 million related to our 2007 investment of $5.0 million in a high-speed Internet service provider. We also recorded $0.7 million of other income, including interest income. In 2008, we recorded a total of $0.9 million of other expense. We recorded an investment loss of $0.6 million related to the same investment, and recorded $0.3 million of other expense, net of interest income.
Taxes. During 2009, we incurred state franchise taxes of $0.8 million. For 2008, we also incurred state franchise taxes of $0.8 million.
Net Loss. As a result of the factors described above, net loss was $(10.2) million for 2009 compared to a net loss of $(48.4) million in the prior year.

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
Hospitality revenue, which includes Guest Entertainment, Hotel Services and System Sales and Related Services, increased $45.4 million or 9.6%, to $519.9 million in 2008 compared to $474.5 million in 2007. Average monthly Hospitality revenue per room was $23.33 for 2008, a decrease of 2.5% as compared to $23.94 in the prior year. Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other interactive services delivered through the television, increased $10.0 million or 2.8%, to $365.0 million in 2008 as compared to $355.0 million in 2007. Hotel Services revenue, which includes revenue paid by hotels for television programming and broadband Internet service and support, increased $27.3 million or 29.0%, to $121.2 million during 2008 versus $93.9 million in 2007. System Sales and Related Services revenue, which includes the sale of television programming reception equipment, broadband Internet equipment and other HDTV equipment and installation services to hotels, increased $8.3 million or 32.5%, to $33.8 million for 2008 as compared to $25.5 million for 2007.
Other revenue, which includes the sale of interactive systems and services to healthcare facilities, as well as revenue from Advertising and Media Services (primarily generated by The Hotel Networks, a subsidiary acquired as part of the On Command acquisitions), increased $2.9 million or 25.6%, to $14.0 million during 2008 as compared to $11.1 million for 2007. Healthcare revenue increased by $1.6 million compared to 2007, while Advertising and Media Services revenue increased by $1.3 million compared to 2007.
Direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $289.7 million in 2008, an increase of $36.5 million as compared to $253.2 million in 2007. Total direct costs were 54.3% of revenue in 2008 as compared to 52.1% in 2007, due mainly to lower margin cable television programming.
Operating Expenses. System operations expenses increased $3.8 million or 6.9%, to $57.9 million in 2008 as compared to $54.1 million in 2007. Selling, general and administrative (SG&A) expenses decreased $3.9 million or 6.9%, to $52.0 million in 2008 as compared to $55.9 million in 2007, due to the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses. Depreciation and amortization expenses were $112.5 million in 2008 as compared to $107.8 million in 2007. Amortization of acquired intangibles, related to the acquisitions of StayOnline and On Command, was $11.5 million in 2008 compared to $8.5 million in 2007. As a percentage of revenue, depreciation and amortization expenses were 21.1% in 2008 compared to 22.2% in 2007, while amortization of acquired intangibles was 2.2% of revenue in 2008 compared to 1.8% in the prior year.
Due to the erosion of the capital markets and the economy in general, we incurred a goodwill and purchased intangibles impairment charge of $11.2 million in 2008, related to Advertising and Media Services, and recorded a write down of $0.6 million related to On Command purchased intangibles. See Note 7 to the Consolidated Financial Statements.
As a result of our post acquisition activities, we incurred restructuring costs of $3.2 million during 2008. During 2007, we incurred restructuring costs of $11.2 million.
We implemented an expense reduction program in the fourth quarter of 2008, which included a reduction in our general workforce and the closing of our Atlanta call center location. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and call center closure, we incurred approximately $1.9 million of severance related restructuring costs in 2008. The closure of the Atlanta call center was completed in the first quarter of 2009.

Other operating income for 2008 included net proceeds from insurance related to business interruption and property damage claims associated with Hurricane Katrina. Other operating income for 2007 included recoveries related to early contract terminations.
Operating Loss. As a result of the factors described above, operating loss was $(5.1) million in 2008 as compared to $(4.2) million in the prior year.
Interest Expense. Interest expense was $42.6 million in 2008 versus $41.0 million in 2007. The increase resulted from the change in weighted average long-term debt, which increased as a result of the On Command acquisition, to $616.8 million at December 31, 2008 from $517.0 million at December 31, 2007. The weighted average interest rate decreased to 6.90% for 2008 versus 7.92% for 2007.
Gain on Extinguishment of Debt. During 2008, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $2.9 million of outstanding debt at 50.0% of par value and recorded a gain on the extinguishment of debt of $1.4 million.
Loss on Early Retirement of Debt. During 2008, we made additional payments of $27.5 million on our term loan, and wrote off $0.4 million of unamortized debt issuance costs. During 2007, we incurred a $22.2 million charge as a result of the early retirement of $200.0 million related to our 9.50% Notes and $67.8 million of our Term B notes.
Other (Expense) Income. During 2008, we recorded a total of $0.9 million of other expense. We recorded an investment loss of $0.6 million for an investment in an Internet service provider, related to our 2007 acquisitions, and $0.3 million of other expense, net of interest income. During 2007, we recorded a total of $1.5 million of other income, including interest income, primarily related to the reversal of a tax provision.
Taxes. For 2008, we incurred state franchise taxes of $0.8 million. During 2007, we incurred federal income, state franchise, and foreign taxes of $0.7 million and reversed a $1.4 million tax provision. The reversal was made as the statute of limitations expired.
Net Loss. As a result of the factors described above, net loss was $(48.4) million for 2008 compared to $(65.2) million in the prior year.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content or one-time fixed fees for independent films and television programming costs. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The critical policies related to the more significant judgments and estimates used in the preparation of the financial statements are further discussed within the Notes of the financial statements as follows:
➢	Revenue Recognition — footnote #2

➢	Goodwill and Other Intangible Assets — footnote #7

➢	Restructuring — footnote #15
Recent Accounting Developments
In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At December 31, 2009, we had debt totaling $469.9 million, with a weighted average interest rate as follows (dollar amounts in thousands):

	Carrying	Fair	Weighted Average
	Amount	Value	Interest Rate
Bank Credit Facility:
Bank term loan	$467,998	$420,028	2.26%
Capital leases	1,948	1,948	6.79%

	$469,946	$421,976	2.28%

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. Our aggregate weighted average interest rate, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR, for the year ended December 31, 2009, was 7.15%, compared to 6.90% for the year ended December 31, 2008. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $439.4 million and variable rate debt of $30.5 million at December 31, 2009. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. The impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates would be approximately $305,000, assuming other variables remain constant.
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
Foreign Currency Transactions. A portion of our revenue is derived from the sale of Guest Entertainment services in Canada and Mexico. The results of operations and financial position of our operations in Canada and Mexico are measured in their local currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in Canada and Mexico are somewhat mitigated by the fact expenses and liabilities are generally incurred in the local currency. The reported income of our Canadian and Mexican subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the local currency. Additionally, a portion of our assets are based in Canada and Mexico and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, our consolidated assets will fluctuate depending on the weakening or strengthening of the U.S. dollar against the local currency.
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
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, using those criteria, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors — Corporate Governance and Committees of the Board of Directors—Committees” and “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
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
Item 11 — Executive Compensation
Information concerning executive remuneration and transactions is incorporated by reference from the sections entitled “Election of Directors — Director Compensation,” “Election of Directors — Executive Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting — Who are the largest owners of LodgeNet’s stock and how much stock do our directors and executive officers own?” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. We do not know of any arrangement which could, at a subsequent date, result in a change of control.
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

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2009, included herein.
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

Exhibit No.
3.1	Certificate of Incorporation of LodgeNet (1)

3.2	Restated By-Laws of the Registrant (2)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (3)

3.4	Certificate of Ownership and Merger merging LodgeNet Interactive Corporation into LodgeNet Entertainment Corporation (4)

4.1	Rights Agreement dated as of February 28, 2008 between LodgeNet Interactive Corporation and Computershare Investor Services, LLC (5)

4.2	Certificate of Designations for 10% Series B Cumulative Perpetual Convertible Preferred Stock (6)

10.1	LodgeNet Interactive Corporation Stock Option Plan (as amended and restated effective May 9, 2001) (7)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (8)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (8)

10.4	Master Services Agreement between Hilton Worldwide and LodgeNet Interactive Corporation dated October 9, 2000 † (9)

10.5	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Worldwide and LodgeNet Interactive Corporation (10)

10.6	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Worldwide and LodgeNet Interactive Corporation (11)

10.7	LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (12)

10.8	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (13)

10.9	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (14)

10.10	Form of Restricted Stock Agreement for Time-Based Vesting (15)

Exhibit No.
10.11	Form of Restricted Stock Agreement for Performance-Based Vesting (16)

10.16	$675,000,000 Credit Agreement dated as of April 4, 2007 among LodgeNet Entertainment Corporation, as Borrower, Credit Suisse Securities (USA) LLC as Syndication Agent, U.S. Bank National Association as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent (17)

10.17	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen (18)

10.18	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and David M. Bankers (19)

10.19	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro (20)

10.20	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Steven R. Pofahl (21)

10.21	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Gary H. Ritondaro (22)

10.22	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White (23)

10.23	Executive Employment Agreement dated as of August 27, 2008 between LodgeNet Interactive Corporation and Scott E. Young (24)

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Current Report on Form 8-K dated November 17, 2008.

(3)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(5)	Incorporated by Reference to Exhibit 4.6 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

(6)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009.

(7)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(8)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(10)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(11)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(12)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(13)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(16)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

(18)	Incorporated by Reference to Exhibit 10.17 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Incorporated by Reference to Exhibit 10.18 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Incorporated by Reference to Exhibit 10.19 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(22)	Incorporated by Reference to Exhibit 10.21 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(23)	Incorporated by Reference to Exhibit 10.22 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(24)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on September 2, 2008.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 12, 2010.

LodgeNet Interactive Corporation
By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 12, 2010.

Signature	Title	Date

/s/ Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors	March 12, 2010

Scott C. Petersen	(Principal Executive Officer)

/s/ Gary H. Ritondaro	Senior Vice President Chief Financial Officer	March 12, 2010

Gary H. Ritondaro	(Principal Financial & Accounting Officer)

/s/ Martin L. Abbott	Director	March 12, 2010

Martin L. Abbott

/s/ R. Douglas Bradbury	Director	March 12, 2010

R. Douglas Bradbury

/s/ John E. Haire	Director	March 12, 2010

John E. Haire

/s/ J. Scott Kirby	Director	March 12, 2010

J. Scott Kirby

/s/ R. F. Leyendecker	Director	March 12, 2010

R. F. Leyendecker

/s/ Vikki I. Pachera	Director	March 12, 2010

Vikki I. Pachera

/s/ Scott H. Shlecter	Director	March 12, 2010

Scott H. Shlecter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Interactive Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
LodgeNet Interactive Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is stated in Management’s Report on Internal Control Over Financial Reporting within the 2009 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 12, 2010

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$17,011	$10,800
Accounts receivable, net	51,706	63,620
Other current assets	9,189	9,107

Total current assets	77,906	83,527

Property and equipment, net	206,663	273,830
Debt issuance costs, net	6,005	9,117
Intangible assets, net	106,041	115,134
Goodwill	100,081	100,081
Other assets	11,658	8,097

Total assets	$508,354	$589,786

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$40,040	$44,291
Other current liability	—	1,446
Current maturities of long-term debt	6,101	7,597
Accrued expenses	19,137	23,870
Deferred revenue	17,531	17,168

Total current liabilities	82,809	94,372

Long-term debt	463,845	580,923
Other long-term liabilities	32,687	43,239

Total liabilities	579,341	718,534

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at December 31, 2009 (liquidation preference of $1,000 per share or $57,500,000 total); none issued or outstanding at December 31, 2008	1	—
Common stock, $.01 par value, 50,000,000 shares authorized; 22,537,664 and 22,664,164 shares outstanding at December 31, 2009 and December 31, 2008, respectively	225	227
Treasury stock, at cost: 0 and 180,000 shares at December 31, 2009 and December 31, 2008, respectively	—	(2,825)
Additional paid-in capital	379,223	329,740
Accumulated deficit	(426,211)	(416,056)
Accumulated other comprehensive loss	(24,225)	(39,834)

Total stockholders’ deficiency	(70,987)	(128,748)

Total liabilities and stockholders’ deficiency	$508,354	$589,786

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Hospitality	$469,743	$519,922	$474,473
Other	14,749	13,957	11,115

Total revenues	484,492	533,879	485,588

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality	264,081	278,776	245,609
Other	10,790	10,924	7,554
Operating expenses:
System operations	42,605	57,853	54,114
Selling, general and administrative	44,538	52,042	55,878
Depreciation and amortization	100,309	124,060	116,378
Goodwill impairment charge	—	11,212	—
Restructuring charge	603	5,047	11,158
Other operating income	(126)	(964)	(867)

Total direct costs and operating expenses	462,800	538,950	489,824

Income (loss) from operations	21,692	(5,071)	(4,236)

Other income and (expenses):
Interest expense	(38,092)	(42,551)	(40,950)
Gain on extinguishment of debt	9,292	1,446	—
Loss on early retirement of debt	(1,537)	(448)	(22,195)
Other (expense) income	(747)	(945)	1,526

Loss before income taxes	(9,392)	(47,569)	(65,855)
(Provision) benefit for income taxes	(763)	(849)	683

Net loss	(10,155)	(48,418)	(65,172)
Preferred stock dividends	(3,114)	—	—

Net loss attributable to common stockholders	$(13,269)	$(48,418)	$(65,172)

Net loss per common share (basic and diluted)	$(0.59)	$(2.16)	$(3.00)

Weighted average shares outstanding (basic and diluted)	22,439,325	22,372,475	21,758,066

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Dollar amounts in thousands, except share data)

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total
Balance, December 31, 2006	—	$—	19,084,734	$191	—	$—	$242,383	$(302,466)	$1,770	$(58,122)
Common stock option exercises	—	—	818,454	8	—	—	12,949	—	—	12,957
Common stock issuance	—	—	3,050,000	31	—	—	73,382	—	—	73,413
Purchase of treasury stock	—	—	—	—	60,000	(1,075)	—	—	—	(1,075)
Share-based compensation	—	—	—	—	—	—	506	—	—	506
Restricted stock	—	—	16,587	—	—	—	1,185	—	—	1,185
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(65,172)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,963
Unrealized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	(16,897)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(77,106)

Balance, December 31, 2007	—	$—	22,969,775	$230	60,000	$(1,075)	$330,405	$(367,638)	$(10,164)	$(48,242)

Common stock option exercises	—	—	100	—	—	—	1	—	—	1
Purchase of treasury stock	—	—	—	—	470,000	(4,662)	—	—	—	(4,662)
Retirement of treasury stock	—	—	(350,000)	(3)	(350,000)	2,912	(2,909)	—	—	—
Share-based compensation	—	—	—	—	—	—	1,185	—	—	1,185
Restricted stock	—	—	44,289	—	—	—	1,090	—	—	1,090
Other	—	—	—	—	—	—	(32)	—	—	(32)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(48,418)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,196)
Unrealized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	(23,474)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(78,088)

Balance, December 31, 2008	—	$—	22,664,164	$227	180,000	$(2,825)	$329,740	$(416,056)	$(39,834)	$(128,748)

Common stock option exercises	—	—	3,000	—	—	—	1	—	—	1
Retirement of treasury stock	—	—	(180,000)	(2)	(180,000)	2,825	(2,823)	—	—	—
Preferred stock issuance	57,500	1	—	—	—	—	53,695	—	—	53,696
Preferred stock dividends	—	—	—	—	—	—	(3,114)	—	—	(3,114)
Share-based compensation	—	—	—	—	—	—	1,057	—	—	1,057
Restricted stock	—	—	50,500	—	—	—	667	—	—	667
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(10,155)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,861
Unrealized gain on interest rate swap agreements	—	—	—	—	—	—	—	—	13,748
Comprehensive income	—	—	—	—	—	—	—	—	—	5,454

Balance, December 31, 2009	57,500	$1	22,537,664	$225	—	$—	$379,223	$(426,211)	$(24,225)	$(70,987)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(10,155)	$(48,418)	$(65,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,309	124,060	116,378
Gain on extinguishment of debt (non-cash)	(9,292)	(1,446)	—
Goodwill impairment charge	—	11,212	—
Loss on early retirement of debt	1,537	448	3,583
Share-based compensation and restricted stock	1,724	2,275	1,737
Gain due to insurance proceeds	—	(815)	—
Insurance proceeds related to business interruption	—	815	—
Other, net	588	576	188
Change in operating assets and liabilities:
Accounts receivable, net	12,385	9,030	(7,861)
Other current assets	1,173	2,030	(2,496)
Accounts payable	(5,713)	(5,454)	6,052
Accrued expenses and deferred revenue	(4,981)	(5,720)	8,332
Other	(1,403)	1,260	(1,872)

Net cash provided by operating activities	86,172	89,853	58,869

Investing activities:
Property and equipment additions	(21,341)	(64,407)	(79,097)
Acquisition of StayOnline, Inc.	—	—	(14,311)
Acquisition of THN (20% minority interest)	—	—	(5,000)
Acquisition of On Command Corporation, net of cash acquired	—	—	(335,517)
Other investing activities	—	—	651

Net cash used for investing activities	(21,341)	(64,407)	(433,274)

Financing activities:
Proceeds from long-term debt	—	—	625,000
Repayment of long-term debt	(91,109)	(33,760)	(271,241)
Payment of capital lease obligations	(1,437)	(1,365)	(1,712)
Borrowings on revolving credit facility	—	30,000	—
Repayments of revolving credit facility	—	(30,000)	—
Debt issuance costs	—	—	(12,738)
Purchase of long-term debt	(23,685)	—	—
Proceeds from investment in long-term debt	5,410	—	—
Contribution from minority interest holder to subsidiary	—	—	300
Purchase of treasury stock	—	(4,662)	(1,075)
Proceeds from issuance of common stock, net of offering costs	—	—	23,290
Proceeds from issuance of preferred stock, net of offering costs	53,696	—	—
Payment of dividends to preferred shareholders	(1,677)	—	—
Exercise of stock options	2	—	17,120
Change in other long-term liability	—	—	(2,225)

Net cash (used for) provided by financing activities	(58,800)	(39,787)	376,719

Effect of exchange rates on cash	180	(428)	460

Increase (decrease) in cash	6,211	(14,769)	2,774
Cash at beginning of period	10,800	25,569	22,795

Cash at end of period	$17,011	$10,800	$25,569

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — The Company
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of December 31, 2009, we provided interactive media and connectivity solutions to approximately 1.9 million hotel rooms. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2009, our system was installed in 45 healthcare facilities, representing approximately 9,200 beds.
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
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
➢	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

➢	Television Programming Services. We generate revenue from the sale of basic and premium television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our television programming services. We recognize revenue from the sale of television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.

➢	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

➢	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

➢	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.

➢	Other Television Programming Systems and Equipment Sales and Services. We generate revenues from the sale and installation of television programming systems (i.e. DIRECTV satellite systems); from the installation of master antenna (MATV) equipment, including wiring, at the hotel; and from the sale of miscellaneous system equipment or services, such as in-room terminals, television remotes or other media devices, along with service parts and labor. Prices for the equipment or services are fixed and determinable prior to delivery. The equipment is not proprietary and can be supplied by other vendors. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.

➢	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.

➢	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks delivers targeted advertising to hotel rooms on 10 satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation — The assets and liabilities of our Canadian and Mexican subsidiaries were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates during the periods. The translation adjustments are reported as a component of other comprehensive income. The gains or losses on the intercompany accounts between LodgeNet and its foreign subsidiaries, resulting from transactions occurring in foreign currencies, are included in the Consolidated Statements of Operations. The gains or losses on intercompany accounts of a long-term investment nature are reported as a component of other comprehensive income.
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

Years
Buildings	30
Hotel systems:
Installed system costs	2 – 7
Customer acquisition costs	4 – 7
System components	5 – 7
Software costs	1 1/2 – 5
Other equipment	3 – 10
Allowance for System Removal — We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system, as well as unamortized installation costs. Over the last five years, de-installation activity averaged approximately 3% of our installed room base.
Allowance for Excess or Obsolete System Components — We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components based on estimated forecasts of product demand and service requirements. Additionally, we have components held primarily for resale, and if the component is not an active item for our assembly or service inventory, we record a provision through cost of sales related to that product. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however, any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

Goodwill Impairment — We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during 2009.
We have three reporting units, Hospitality, Healthcare and Advertising, for which only the Hospitality and Advertising units have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis based on key assumptions and estimates. We then reconcile the aggregate reporting units’ fair values to our indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for the economic deterioration and expected timing of a recovery from the business downturn. Certain costs within the reporting units are fixed in nature; therefore, incremental revenue which exceeds the fixed cost threshold would significantly improve cash flow and recoverability of goodwill.
If the fair value of the reporting unit exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We are required to record such impairment losses as a component of income from continuing operations.
As of December 31, 2009, our Hospitality segment’s fair value was significantly in excess of its carrying value. The fair value was $130.1 million versus our negative carrying value of $(70.1) million. Our Advertising unit’s fair value of $29.3 million also exceeded its negative carrying value of $(0.9) million as of December 31, 2009.
The determination of fair value requires us to make significant estimates and assumptions. These estimates may differ from actual results due to inherent uncertainty, such as deterioration in market conditions, prohibiting expected revenue recovery levels. Due to the economic conditions, the Advertising unit could again be adversely impacted by conditions affecting businesses which normally could be expected to promote within the lodging space. Advertising revenue is closely linked to the performance of products and services sold to business and leisure travelers. If hotel occupancy rates continue to decline as a result of reduced travel, advertisers may be less inclined to promote their products within the lodging space. A significant slow-down in economic activities could adversely impact our business, financial condition, results of operations and cash flows. Consequently, our goodwill may be impaired if the market conditions deteriorate or the capital market erodes.
Intangible Assets — In accordance with FASB ASC Topics 350, “Intangibles – Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or change in circumstances warrant modifications to the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4

Software Developed for Internal Use — We have capitalized certain costs of developing internal use software for our Guest Entertainment systems in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” This requires capitalization of qualifying costs incurred during the software’s application development stage and to expense as incurred costs incurred during the preliminary project and post implementation/operation stages. Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized over the system’s estimated useful life, not to exceed five years. We capitalized internal system development costs of $1.5 million, $2.5 million and $2.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of such costs was $3.7 million, $4.8 million and $3.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Software Developed for Sale — We have capitalized certain costs of developing software for sale for our free-to-guest, Broadband and Healthcare systems in accordance with FASB ASC Topic 985, “Software.” This requires capitalization of qualifying costs incurred after the establishment of technological feasibility and to expense costs incurred prior to that point as research and development. Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized to direct costs based on current and future revenue, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life. We capitalized system development for sale costs of approximately $893,000, $840,000 and $0 during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of such costs was approximately $181,000, $0 and $0 during the years ended December 31, 2009, 2008 and 2007, respectively.
Research and Development Costs — Research and development costs related to our software development activities are expensed as incurred. We charged research and development activities of $512,000, $630,000 and $937,000 to operating expense during the years ended December 31, 2009, 2008 and 2007, respectively.
Concentration of Credit Risks and Customer Data — We derive most of our revenue from entities in the lodging industry. During 2009, hotels owned, managed or franchised by Hilton Worldwide (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 18.8% and 17.8%, respectively, of our consolidated revenue. The Hilton owned properties account for less than 6% of total properties operating under the Hilton brand within our room base. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. In 2008, the Hilton master services agreement was extended through December 31, 2009, and is currently on month-to-month terms as we negotiate a new agreement with current management. We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott. In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel owned or managed by Marriott expires. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition. No other customers account for more than 10% of our total revenue.
Significant Vendors — We obtain most of our basic and premium television programming pursuant to agreements with DIRECTV, with certain agreements having two year extension periods. We are not obligated to have any minimum number of hotel rooms under the agreements, nor are we obligated to make any minimum payments under the agreements. We pay only for the selected programming provided to a hotel. The loss of this vendor could limit our ability to provide such programming to our customers and impact our results of operations, cash flows and financial condition.
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectability is reasonably assured as supported by our credit check process, nominal write-off history and broad customer base. Our interactive hotel base is well diversified in terms of (i) location; (ii) demographics; and (iii) customer contracts. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $652,000, $553,000 and $432,000 at December 31, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments — We follow FASB ASC Topic 815, “Derivative and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires we must formally document, designate and assess the effectiveness of transactions receiving hedge accounting. See Note 10.
Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of FASB ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Effective January 1, 2007, we adopted additional provisions now codified under FASB ASC Topic 740, which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.
Comprehensive Income (Loss) — We follow FASB ASC Topic 220, “Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive income (loss) is disclosed in the Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) and includes net income (loss) and other comprehensive income (loss), which is comprised of unrealized gains (losses) on interest rate swap agreements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Net loss	$(10,155)	$(48,418)	$(65,172)
Foreign currency translation adjustment	1,861	(6,196)	4,963
Unrealized gain (loss) on interest rate swap agreements	13,748	(23,474)	(16,897)

Comprehensive income (loss)	$5,454	$(78,088)	$(77,106)

Components of accumulated other comprehensive income (loss) as shown on our Consolidated Balance Sheets were as follows (dollar amounts in thousands):

	Unrealized
	(Loss) Gain on	Foreign	Accumulated
	Interest Rate	Currency	Other
	Swap	Translation	Comprehensive
	Agreements	Adjustment	Loss
Balance, December 31, 2006	$—	$1,770	$1,770
Change during period	(16,897)	4,963	(11,934)

Balance, December 31, 2007	(16,897)	6,733	(10,164)
Change during period	(23,474)	(6,196)	(29,670)

Balance, December 31, 2008	(40,371)	537	(39,834)
Change during period	13,748	1,861	15,609

Balance, December 31, 2009	$(26,623)	$2,398	$(24,225)

Treasury Stock — We account for treasury stock under the cost method and include it as a component of stockholder’s deficiency within our Consolidated Balance Sheets. Accordingly, we include the cash payment to acquire the treasury stock as a component of financing activities within our Consolidated Statements of Cash Flows. Effective in the fourth quarter of 2007, we began to repurchase shares of common stock as treasury stock. A total of 530,000 shares were repurchased. In March 2008, we retired 350,000 shares, with the remaining 180,000 shares retired in March 2009. There is no treasury stock at December 31, 2009.
Earnings Per Share Computation — We calculate earnings per share (EPS) in accordance with FASB ASC Topic 260, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.
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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31. For the years ended December 31, 2009, 2008 and 2007, participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, potential dilutive common shares, which include stock options, unvested restricted stock and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. Dollar amounts are in thousands, except share data:

	2009	2008	2007
Basic EPS:
Net loss	$(10,155)	$(48,418)	$(65,172)
Preferred stock dividends	(3,114)	—	—

	$(13,269)	$(48,418)	$(65,172)
Loss allocated to participating securities	—	—	—

Net loss available to common stockholders	$(13,269)	$(48,418)	$(65,172)

Basic weighted average shares outstanding	22,439,325	22,372,475	21,758,066
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	N/A

Weighted average shares outstanding for basic earnings per common share	22,439,325	22,372,475	21,758,066
Basic earnings per share	$(0.59)	$(2.16)	$(3.00)

Diluted EPS:
Net loss	$(10,155)	$(48,418)	$(65,172)
Preferred stock dividends	(3,114)	—	—

	$(13,269)	$(48,418)	$(65,172)
Loss allocated to participating securities	—	—	—

Net loss available to common stockholders	$(13,269)	$(48,418)	$(65,172)

Basic weighted average shares outstanding	22,439,325	22,372,475	21,758,066
Less participating securities included in weighted average shares outstanding (1)	N/A	N/A	N/A

Weighted average shares outstanding for basic earnings per common share	22,439,325	22,372,475	21,758,066
Dilutive effect of potential shares (2)	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	22,439,325	22,372,475	21,758,066
Diluted earnings per share	$(0.59)	$(2.16)	$(3.00)

(1)	Participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)	Potential dilutive shares were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. This includes 17,029,401, 1,710,718 and 1,355,631 shares as of December 31, 2009, 2008 and 2007, respectively.

Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. We adopted the guidance now codified under FASB ASC Topic 718, effective January 1, 2006, using the modified prospective transition method. We have also applied the supplemental implementation guidance of SEC Staff Accounting Bulletin (“SAB”) No. 110 in our adoption of these provisions. Share-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
Statements of Cash Flows — Cash is comprised of demand deposits. Cash paid for interest was $38.1 million, $42.4 million and $41.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash paid for taxes, primarily state franchise tax, was $929,000, $759,000 and $500,000 during the years ended December, 2009, 2008 and 2007, respectively.
Effect of Recently Issued Accounting Standards — In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.
Note 3 — Investments and Business Combinations
In February 2007, we, through our wholly-owned subsidiary, LodgeNet StayOnline, Inc., acquired substantially all of the operating assets of StayOnline, Inc. (“StayOnline”), for approximately $15.5 million in cash. Our financial statements have included the results of StayOnline since February 1, 2007.

In April 2007, we completed the acquisition of Ascent Entertainment Group, Inc. (“Ascent”) for approximately $387.9 million, including transaction costs. Ascent owned 100% of the capital stock of On Command Corporation (“On Command”). On Command is now a subsidiary of LodgeNet and has been included in our results of operations since April 4, 2007. Included in the acquisition was an investment accounted for under the cost method of approximately $5.0 million in a high-speed Internet service provider. As a result of the general economy and reduced profitability of the provider, we recorded a $0.6 million write-down on the investment in 2008 and a $1.4 million write-down in 2009 from our evaluation of fair value.
In July 2007, we acquired the 20% minority interest in Hotelevision, Inc. dba The Hotel Networks (“THN”) for $5.0 million. We had acquired 80% ownership as part of the On Command acquisition on April 4, 2007.
The following table presents LodgeNet’s unaudited pro forma condensed Statement of Operations, inclusive of StayOnline and On Command, for the year ended December 31, 2007, as if the acquisitions were completed as of January 1, 2007 (dollar amounts in thousands, except share data):

December 31,
2007
Pro Forma
Total revenue	$547,707
Net loss	$(77,062)
Net loss per share	$(3.42)
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
Note 4 — Fair Value Measurements
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

Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows at December 31 (dollar amounts in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$26,623	$26,623	$40,371	$40,371
Long-term debt	$469,946	$421,976	$588,520	$295,858

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
The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2008:
Interest rate swaps — liability position	$40,371	$—	$40,371	$—

Year Ended December 31, 2009:
Interest rate swaps — liability position	$26,623	$—	$26,623	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at December 31, 2009.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
Our cost method investment with a carrying amount of $4.4 million was written down to its Level 3 fair value of $3.0 million, resulting in an impairment charge of $1.4 million, which was included in our results of operations for the year ended December 31, 2009.
Note 5 — Property and Equipment, Net
Property and equipment was comprised as follows at December 31 (dollar amounts in thousands):

	2009	2008
Land, building and equipment	$111,777	$111,870
Hotel systems:
Installed system costs	630,651	636,986
Customer acquisition costs	55,889	58,995
System components	31,832	31,409
Software costs	36,497	35,522

Total	866,646	874,782
Less — depreciation and amortization	(659,983)	(600,952)

Property and equipment, net	$206,663	$273,830

We recorded depreciation and amortization expense for property, plant and equipment of $89.5 million, $110.7 million and $105.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Note 6 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. We capitalized $12.7 million of debt issuance costs during the year ended December 31, 2007. No costs were capitalized during the years ended December 31, 2009 and 2008. Unamortized debt issuance costs of $1.5 million, $0.4 million and $5.3 million were written off in 2009, 2008 and 2007, respectively (see Note 9). Amortization of the debt issuance costs was $1.6 million in 2009, $1.8 million in 2008 and $1.7 million in 2007. Debt issuance costs recorded in the balance sheets are as follows at December 31 (dollar amounts in thousands):

	2009	2008
Debt issuance costs	$10,754	$12,291
Accumulated amortization	(4,749)	(3,174)

	$6,005	$9,117

Note 7 — Goodwill and Other Intangible Assets
We have three reporting units, Hospitality, Healthcare and Advertising, for which only the Hospitality and Advertising units have goodwill.
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command, and minority interest of The Hotel Networks. The product lines of both StayOnline and On Command shared the same operating and economic characteristics as our pre-acquisition product lines and were integrated into the Hospitality operating segment. The Hospitality operating segment is one reporting unit due to the fact its components are similar and share similar characteristics.
Our goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Additional impairment testing is not required for our finite life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.
In our 2008 test, we determined goodwill within our Advertising reporting unit was impaired, resulting in a goodwill impairment charge of $11.2 million, which was recognized in the fourth quarter of 2008. This charge reduced goodwill recorded in connection with acquisitions made in 2007 but did not impact our cash flow or debt covenants.
In our 2009 test, we determined there was no impairment. As of December 31, 2009, our Hospitality segment’s fair value was significantly in excess of carrying value. The fair value was $130.1 million versus our negative carrying value of $(70.1) million. Our Advertising unit’s fair value of $29.3 million also exceeded its negative carrying value $(0.9) million as of December 31, 2009. Key assumptions used to determine the reporting units’ fair values include projections of revenue and cost data, capital spending, growth and operating earnings, factored for the economic deterioration and expected timing of a recovery from the business downturn. Certain costs within the reporting units are fixed in nature; therefore, incremental revenue which exceeds the fixed cost threshold would significantly improve cash flow and recoverability of goodwill. The Advertising unit could again be adversely impacted by conditions affecting businesses which normally could be expected to promote within the lodging space and impairment may occur if those market conditions deteriorate in future periods. Advertising revenue is closely linked to the performance of products and services sold to business and leisure travelers. If hotel occupancy rates continue to decline as a result of reduced travel, advertisers may be less inclined to promote their products within the lodging space.

The carrying amount of goodwill by reportable segment for the years ended December 31, 2009, 2008 and 2007 was as follows (dollar amounts in thousands):

	Hospitality	Other	Total
Balance as of December 31, 2007
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	—	—

	92,614	18,679	111,293

Activity during the period — impairment loss	—	(11,212)	(11,212)

Balance as of December 31, 2008
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081

Activity during the period	—	—	—

Balance as of December 31, 2009
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	$92,614	$7,467	$100,081

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees. These intangible assets have been deemed to have finite useful lives and are amortized over their current estimated useful lives, ranging from three to twenty years. We review the intangible assets for impairment when triggering events occur or change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the carrying amount of the assets.
In the fourth quarter of 2008, we recorded a write-down of $0.6 million related to the On Command studio programming agreements. The impairment charge was primarily driven by the erosion of the general economy and capital markets and their impact on our Hospitality business.
We have the following intangible assets at December 31 (dollar amounts in thousands):

	2009		2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(17,629)	$120,315	$(11,274)
Other acquired intangibles	12,884	(12,130)	12,984	(11,079)
Tradenames	3,094	(1,626)	3,042	(1,079)
Acquired patents	5,142	(4,009)	5,100	(2,875)

	$141,435	$(35,394)	$141,441	$(26,307)

We recorded consolidated amortization expense of $9.2 million, $11.6 million and $9.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007. We estimate total amortization expense for the years ending December 31, as follows (dollar amounts in millions): 2010 — $8.1; 2011 — $7.1; 2012 — $6.6; 2013 — $6.4 and 2014 — $6.3. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 8 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (dollar amounts in thousands):

	2009	2008
Property, sales and other taxes	$6,933	$8,876
Compensation	4,360	7,406
Interest	92	109
Programming related	2,510	1,751
Restructuring and reorganization	758	2,436
Preferred stock dividends	1,438	—
Other	3,046	3,292

	$19,137	$23,870

Note 9 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (dollar amounts in thousands):

	2009	2008
Bank Credit Facility:
Bank term loan	$467,998	$585,323
Revolving credit facility	—	—
Capital leases	1,948	3,197

	469,946	588,520
Less current maturities	(6,101)	(7,597)

	$463,845	$580,923

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,274,399. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of December 31, 2009, our consolidated leverage ratio was 3.82 compared to the maximum allowable of 4.00 and our consolidated interest coverage ratio was 3.23 compared to the minimum allowable of 2.75. Our maximum consolidated leverage ratio will be 3.75 starting in the first quarter of 2010 and 3.50 from the third quarter of 2010 to maturity in 2014. Our minimum consolidated interest coverage ratio will be 3.00 starting in the first quarter of 2010, continuing to maturity in 2014. The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into, and thereafter maintain, hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million or 88% of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 10). The term loan interest rate as of December 31, 2009 was 2.26%. The aggregate weighted average interest rate for the year ended December 31, 2009 was 7.15%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of December 31, 2009, we were in compliance with all financial covenants required of our bank Credit Facility.

Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (a term defined in our Credit Facility) and cash from operations, to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce. In June 2009, we completed a preferred stock offering, with net proceeds of $53.7 million (see Note 12). We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. Given the continuing softness in the economy and the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, we cannot assure we will be able to meet our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
During 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at 70.5% of par value and recorded a gain on the extinguishment of debt of $9.3 million. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million. Though we expect to comply with all debt covenants during 2010, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions.
During 2009, we made additional payments totaling $85.3 million on the term loan, including the required $27.7 million from our preferred stock offering, in addition to the required payments of $5.8 million, and we wrote off $1.5 million of related debt issuance costs. As a result of our previous repayments, our required quarterly payments have been reduced.
During 2008, we acquired $2.9 million of our outstanding debt at 50.0% of par value and made prepayments of $27.5 million on the term loan, resulting in write-offs of $0.4 million of related debt issuance costs.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of December 31, 2009, we had outstanding letters of credit totaling $427,000, which reduce amounts available under the revolving credit facility. We made no borrowings against this facility during 2009.
Capital Leases — As of December 31, 2009, we have total capital lease obligations of $1.9 million. Equipment acquired under capital lease arrangements totaled $0.2 million, $1.9 million and $1.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (dollar amounts in thousands):

	2010	2011	2012	2013	2014
Long-term debt	$5,098	$5,098	$5,098	$5,098	$447,606
Capital leases	1,106	701	288	16	—

	6,204	5,799	5,386	5,114	447,606
Less amount representing interest on capital leases	(103)	(46)	(13)	(1)	—

	$6,101	$5,753	$5,373	$5,113	$447,606

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 10 — Derivative Information
Effective January 1, 2009, we adopted provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities.” This guidance requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and gains and losses in a tabular format. It also requires disclosure of derivative features which are credit risk-related, as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of December 31, 2009, we had entered into fixed rate swap agreements for $437.5 million or 88% of the outstanding term loan at an average interest rate of 5.05%.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. In addition, we entered into a $100.0 million notional amount swap in November 2007, at a fixed rate of 3.97%, which expired in December 2009. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. All of the swap agreements have been issued by Credit Suisse International. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of December 31, 2009 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Interest rate swaps	$437,500	Other long-term liabilities	$—	$(26,623)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at December 31, 2009 and December 31, 2008 was $26.6 million and $40.4 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the years ended December 31 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
		Location of	Hedge
	Amount of	Gain (Loss)	Gain (Loss)	Ineffective Portion
	Gain (Loss)	Reclassified From	Reclassified From	Income
	Recognized	Accumulated	Accumulated	Statement
	in Other	Other	Other	Location of	Hedge
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	Gain (Loss)
Flow Hedge	Income	Income	Income	Recognized	Recognized
Year Ended December 31, 2008:
Interest rate swaps	$(16,198)	Interest expense	$(7,276)	Interest expense	$—

Year Ended December 31, 2009:
Interest rate swaps	$35,423	Interest expense	$(21,675)	Interest expense	$—

Note 11 — Commitments and Contingencies
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
Minimum Guarantees — In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are two to five years in length. The unpaid balance of programming related minimum guarantees, reflected as a liability in our Consolidated Balance Sheet as of December 31, 2009, was approximately $1.4 million.
At December 31, 2009, our obligations for programming related guarantees and purchase commitments aggregated to approximately $6.5 million, including the amount noted above.
Operating Leases — We have entered into certain operating leases, which at December 31, 2009, require future minimum lease payments, as follows: 2010 — $2.3 million; 2011 — $0.9 million; 2012 — $0.5 million; 2013 — $0.4 million, and 2014 — $0.1 million. The leases, which relate to combination warehouse/office facilities for installation and service operations, expire at dates ranging from 2010 to 2015. Rental expense under all operating leases was $2.0 million, $2.6 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Legal Proceedings — We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court for the Central District of California in Los Angeles, California. The suit alleges the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringe five patents: a patent issued October 10, 2000, entitled “Nomadic Translator or Router,” a patent issued on August 6, 2006 entitled “System and Method for Establishing Network Connection with Unknown User or Device,” a patent issued on June 30, 2009 entitled “System and Method for Establishing Network Connection with Unknown Network and/or User Device,” a patent issued on October 21, 2003 entitled “Systems and Methods for Redirecting Users Having Transparent Computer Access to a Network Using a Gateway Device Having Redirection Capability,” and a patent issued on March 15, 2005 entitled “Systems and Methods for Integrating a Network Gateway Device with Management Systems.” The complaint also asserts claims under the above-mentioned patents and additional patents against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. Nomadix, Inc. also filed a similar action in the same court against SolutionInc. It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patents in question, has filed responsive pleadings and is vigorously defending the action.

Note 12 — Stockholders’ Equity
Perpetual Preferred Stock — The Board of Directors may authorize the issuance of preferred stock, $.01 par value, in one or more series and with rights and privileges for each issue as determined by the Board of Directors. In June 2009, we entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, initial purchaser, to sell 50,000 shares of our 10% Series B Cumulative Perpetual Convertible Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share. The initial purchaser was also granted a 30-day option to purchase up to an additional 7,500 shares of the preferred stock to cover overallotments. We completed our offering of 57,500 shares (inclusive of the initial purchaser’s option to purchase the additional 7,500 shares), bringing the total aggregate liquidation preference of the preferred stock sold to $57.5 million. Net proceeds from the issuance of preferred stock were $53.7 million, with offering and related costs totaling $3.8 million.
Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. However, payments must come from funds legally available for dividend payments.
Dividends were declared on the preferred stock by our Board of Directors. On October 14, 2009, we paid $1.7 million of dividends, and as of December 31, 2009, we had $1.4 million of unpaid dividends. These dividends were paid on January 14, 2010. The dividends were recorded as a reduction to our additional paid-in capital, due to our accumulated deficit balance.
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
If the holder elects to convert their shares of preferred stock in connection with a fundamental change, as defined, (such as a merger or acquisition) which occurs on or prior to July 14, 2014, we will increase the conversion rate of the preferred stock surrendered for conversion. In addition, upon a fundamental change when the stock price of the common stock is less than $3.43 per share (the closing bid price as of June 23, 2009), the holder may require us to convert some or all of the preferred stock at a conversion rate equal to the liquidation preference, plus all accumulated and unpaid dividends, divided by 97.5% of the market price of our common stock, subject to a cap on the aggregate number of shares of common stock to be issued.
Common Stock — In April 2007, we issued 2.05 million shares of common stock as part of the purchase price of On Command (see Note 3). The fair value of the common stock issued was $50.1 million. In connection with the acquisition of On Command in April 2007, we completed the sale of 1 million shares of our common stock to PAR Investment Partners, L.P. in exchange for $23.4 million in cash. The proceeds from this transaction were used to fund a portion of the On Command purchase price.

Share Repurchase Program — In December 2007, our Board of Directors authorized a stock repurchase program of up to $15.0 million, the full amount currently permitted under our Credit Facility. During 2007, we repurchased 60,000 shares at a cost of $1.0 million (an average price of $17.91 per share). During 2008, we repurchased 470,000 shares at a cost of $4.7 million (an average price of $9.92 per share) and $9.3 million remained available under the plan for share repurchases. We retired 350,000 of the repurchased shares in March 2008 and the remaining 180,000 repurchased shares in March 2009.
Stockholder Rights Plan — In February 2008, we adopted a stockholder rights plan, which was approved by the stockholders at the Annual Meeting on May 14, 2008. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event an offer for LodgeNet is received which is either inadequate or not in the best interest of all stockholders.
Note 13 — Stock Option Plans
The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of December 31, 2009, there were 2,600,000 shares authorized under this plan and 947,012 shares available for grant. In addition to the stock option and restricted stock awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
Certain officers, directors and key employees have been awarded restricted stock and options to purchase common stock of LodgeNet under the 2003 Plan and other prior plans. Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant. The stock options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. Restrictions applicable to restricted stock lapse based either on performance or service conditions as determined by the Compensation Committee of the Board of Directors.
We measure and recognize compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Compensation Cost:
Stock options	$1,057	$1,185	$506
Restricted stock	667	1,090	1,231

Total share-based compensation expense	$1,724	$2,275	$1,737

For the years ended December 31, 2009 and 2008, the cash received from stock option exercises was nominal. Cash received from stock option exercises for the year ended December 31, 2007, was $17.1 million. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.

Stock Options
For the year ended December 31, 2009, we granted 35,000 stock options to non-employee directors of the Company and granted 256,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of our stock options and is calculated by using the average monthly yield equivalent to the option’s expected term.
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
Share-based compensation expense recognized in our results for the years ended December 31, 2009, 2008, and 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture rates were estimated based on our historical experience.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31 are set forth in the table below:

	2009	2008	2007
Weighted average fair value of options granted	$1.61	$5.32	$16.40

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.3%	4.4%	4.5%
Weighted average expected volatility	72.0%	45.4%	49.6%
Weighted average expected life — employee	5.25 years	5.25 years	6.25 years
Weighted average expected life — officers	5.75 years	5.75 years	6.25 years
Weighted average expected life — non-employee director	8.00 years	8.00 years	N/A

The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, December 31, 2006	1,872,954	$16.85
Granted	127,500	30.51
Exercised	(818,454)	15.96
Forfeited/canceled	(16,550)	17.78

Outstanding, December 31, 2007	1,165,450	18.96
Granted	371,500	11.32
Exercised	(100)	10.24
Forfeited/canceled	(124,500)	17.27

Outstanding, December 31, 2008	1,412,350	17.10
Granted	291,500	2.23
Exercised	(3,000)	0.70
Forfeited/canceled	(18,550)	19.28

Outstanding, December 31, 2009	1,682,300	$14.48	5.3	$1,069,705

Options exercisable, December 31, 2009	1,114,468	$17.20	3.6	$56,100

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options which would have been received by the option holders had all option holders exercised their options on December 31, 2009. The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was nominal. For the year ended December 31, 2007, the total intrinsic value of options exercised was approximately $12.3 million.
The fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was approximately $1,105,000, $783,000, and $190,000, respectively.
For the year ended December 31, 2009, 17,050 vested options to purchase shares with a weighted average exercise price of $18.76 expired. The remaining outstanding share options expire in 2010 through 2019. For the year ended December 31, 2008, 31,000 vested option to purchases shares with a weighted average exercise price of $11.35 expired, and for the year ended December 31, 2007, 3,550 vested options to purchase shares with a weighted average exercise price of $21.68 expired.
Restricted Stock
For the year ended December 31, 2009, no time-based restricted stock awards were granted, while for the years ended December 31, 2008 and 2007, we awarded 26,000 and 16,323 shares of time-based restricted stock, respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. The shares vest over four years from the date of grant, with 50% vested at the end of year three and 50% at the end of year four. However, in 2007, 3,823 shares were awarded with 50% vesting in the first quarter of 2008, and 50% vesting in the first quarter of 2009. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
For the years ended December 31, 2009, 2008, and 2007, we awarded 87,500, 35,000 and 12,000 shares of time-based restricted stock, respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized 50% at the date of grant and 50% ratably over the one year vesting period.

We recorded the following amounts in our Consolidated Statements of Operations related to restricted stock for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Compensation cost — restricted stock:
Time-based vesting	$667	$595	$753
Performance-based vesting	—	495	478

Total share-based compensation expense — restricted stock	$667	$1,090	$1,231

A summary of the status of restricted stock and changes as of December 31, 2009 is set forth below:

	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of period	92,084	$16.08	99,034	$14.68
Granted	87,500	4.63	—	—
Vested	(85,709)	8.21	(97,950)	14.50
Forfeited/canceled	—	—	—	—

Outstanding, end of period	93,875	$12.60	1,084	$31.10

Unrecognized Compensation Expense
As of December 31, 2009, unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2009	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$1,711	28.1
Restricted stock — time based vesting	329	10.8
Restricted stock — performance based vesting	—	—

Total unrecognized compensation cost	$2,040

Note 14 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. In response to the current and anticipated economic uncertainties, in November 2008 we implemented an expense reduction program, which included, among other things, the suspension of the 401(k) corporate matching contribution. Therefore, our contribution expense for 2009 was $0 and our contribution expense for 2008, prior to the suspension, was $1.3 million. Our contribution expense was $1.0 million in 2007. The 401(k) corporate matching contribution is currently suspended for 2010.

Note 15 — Restructuring
As a result of our post acquisition activities, we incurred nominal restructuring costs during the year ended December 31, 2009, while we incurred restructuring costs of approximately $3.2 million during the year ended December 31, 2008. Restructuring expenses for 2009 consisted of approximately $0.4 million related to the consolidation or closure of acquired facilities and a reduction of approximately $0.4 million in employee severance costs, due to unused outplacement services and insurance benefits. Restructuring expenses for 2008 consisted of approximately $1.4 million in employee severance, $1.6 million in redundant acquired facility consolidation and $0.2 million of other restructuring costs. All restructuring costs are included in operating expenses on the Consolidated Statements of Operations. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses related to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In the fourth quarter of 2008, we implemented an expense reduction program in response to the economic uncertainties, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred $0.3 million of severance related costs and $0.3 million of consolidation or closure of facilities costs during the year ended December 31, 2009. Reduction in force costs for 2008 consisted of $1.9 million of severance related costs. All reduction in force costs are included in operating expenses on the Consolidated Statements of Operations.
We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily recurring facilities expenses related to the post acquisition restructuring and reduction in force initiatives noted above, will be less than $0.1 million. Additional accruals and cash payments related to the restructuring activities are dependent upon execution of additional subleasing arrangements or reduction in force, which could change our expense estimates.
The above restructuring activities primarily occurred within our Hospitality business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Other	Total
December 31, 2007 balance	$5,289	$485	$—	$5,774
Charges to expense	3,277	1,587	183	5,047
Cash payments	(6,570)	(1,632)	(183)	(8,385)

December 31, 2008 balance	$1,996	$440	$—	$2,436
Charges to expense	(77)	680	—	603
Cash payments	(1,583)	(698)	—	(2,281)

December 31, 2009 balance	$336	$422	$—	$758

Note 16 — Income Taxes
Loss before income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Domestic	$(11,401)	$(48,578)	$(67,692)
Foreign	2,009	1,009	1,837

Total	$(9,392)	$(47,569)	$(65,855)

The provision (benefit) for income taxes varies from the federal statutory rate applied to total income as follows for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Federal income tax (benefit) computed at statutory rate (35%)	$(3,287)	$(16,652)	$(23,049)
State income taxes, net of federal benefit	353	466	403
Impairment charge	479	3,924	—
Other non-deductible items	60	124	345
Other	—	—	(58)
Net change to valuation allowance, excluding change due to acquisitions	3,158	12,987	21,676

Provision (benefit) for income taxes	$763	$849	$(683)

The provision (benefit) for income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
Current:
Federal	$—	$—	$—
State	543	642	622
Foreign	220	207	(1,305)

	763	849	(683)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—
Total income tax expense (benefit)	$763	$849	$(683)

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist of the following at December 31 (dollar amounts in thousands):

	2009	2008	2007
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$197,142	$204,466	$216,134
Capital loss carryforwards	—	—	1,469
Reserves and accruals	2,320	2,854	1,579
Net deferred revenue	5,766	5,753	4,636
Book over tax depreciation/amortization	—	—	—
Other tax assets	10,690	9,457	8,292
Valuation allowance	(194,576)	(201,104)	(197,232)

Total deferred tax assets	21,342	21,426	34,878

Deferred tax liabilities:
Reserves and accruals	(3,252)	—	—
Tax over book depreciation/amortization	(18,090)	(21,426)	(34,878)

Total deferred tax liabilities	(21,342)	(21,426)	(34,878)

Net deferred tax liability	$—	$—	$—

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
Our valuation allowance decreased $6.5 million in 2009. This decrease was primarily due to the expiration of federal and state net operating losses and other tax attributes.
In 2008, we reported an acquired valuation allowance of $51.8 million for the deductible temporary differences, operating loss or tax credit carryforwards as a result of a 2007 acquisition. If this valuation allowance is recognized in the future by elimination of the acquired valuation allowance of $51.8 million, it shall reduce income tax expense.
At December 31, 2009, we had net operating loss carryforwards for United States federal income tax purposes aggregating approximately $495.5 million and $490.3 million for United States state and local income tax purposes. There were also approximately $9.2 million of Canadian federal net operating loss carryforwards. At December 31, 2009, combined federal alternative minimum tax credit carryforwards and foreign tax credits totaled $0.5 million, available to offset future regular tax liabilities. A portion of these loss carryforwards expire each year unless utilized. Tax loss carryforwards expiring in the next five years are as follows (dollar amounts in thousands): 2010 — $13,187; 2011 — $16,526; 2012 — $15,968; 2013 — $0; and 2014 — $0.
Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, our ability to utilize net operating losses and tax credit carryforwards generated prior to the 2007 acquisition may be limited as a result of such “ownership change,” as defined.
Effective January 1, 2007, the Company adopted additional provisions now codified under FASB ASC Topic 740, “Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements. We are not currently under audit in any income tax jurisdiction and have not signed any extensions to extend the statute of limitations to complete an audit. The Company’s tax returns remain open for all tax years after 2005, and therefore may be subject to audit in future periods.
The impact — increase (decrease) — on our balance sheet as of December 31, 2009 due to the adoption of the additional provisions of FASB ASC Topic 740 is as follows (dollars amounts in thousands):

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Year Ended December 31, 2008:
Uncertain Tax Benefit	$677	$—	$(96)	$581

Year Ended December 31, 2009:
Uncertain Tax Benefit	$581	$—	$(19)	$562
Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance. The total amount of unrecognized tax benefits, which, if recognized, would affect the effective tax rate at December 31, 2009, is $562,000. Unrecognized tax benefits were reduced in 2008 and 2009 by $96,000 and $19,000, respectively, as a result of a tax position taken and the expiration of statutory periods of assessment. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Note 17 — Segment Information
As a result of changes in our organization and internal financial reporting completed in the fourth quarter of 2008, we operate in two reportable segments, Hospitality and Other. We identify our segments using the “management approach,” which designates the internal organization used by management for making operating decisions and assessing performance as the source of our reportable segments. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Based on relative size, our Healthcare and Advertising businesses have been aggregated and are reported within the Other segment. Certain amounts reported in periods prior to 2008 have been reclassified to conform to the current presentation of revenue and related direct costs.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, depreciation and amortization expenses, impairment and restructuring charges, other operating income (expense), interest expense, gains and losses on the extinguishment and early retirement of debt, other income (expense) and income tax expense. We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.
Financial information related to our reportable segments for the years ended December 31 is as follows (dollar amounts in thousands):

	2009	2008	2007
Total revenue:
Hospitality	$469,743	$519,922	$474,473
Other	14,749	13,957	11,115

Total	$484,492	$533,879	$485,588

Loss before income taxes:
Hospitality	$146,714	$167,104	$155,464
Other	(991)	(2,455)	(1,412)

Operating profit	145,723	164,649	154,052
Corporate	(23,245)	(30,365)	(31,619)
Depreciation and amortization	(100,309)	(124,060)	(116,378)
Goodwill impairment charge	—	(11,212)	—
Restructuring charge	(603)	(5,047)	(11,158)
Other operating income	126	964	867
Interest expense	(38,092)	(42,551)	(40,950)
Gain on extinguishment of debt	9,292	1,446	—
Loss on early retirement of debt	(1,537)	(448)	(22,195)
Other (expense) income	(747)	(945)	1,526

Loss before income taxes	$(9,392)	$(47,569)	$(65,855)

Capital expenditures:
Hospitality	$17,433	$53,422	$70,142
Other	463	376	85
Corporate	3,445	10,609	8,870

Total	$21,341	$64,407	$79,097

Total assets:
Hospitality	$468,609	$542,862	$656,521
Other	12,344	12,508	6,458
Corporate	27,401	34,416	30,844

Total	$508,354	$589,786	$693,823

The following table presents revenues by country based on the location of the customer for the years ended December 31 (dollar amounts in thousands):

	2009	2008	2007
United States	$456,167	$497,860	$454,063
Canada	24,992	31,327	27,794
Mexico	1,952	2,973	2,472
Other	1,381	1,719	1,259

Total	$484,492	$533,879	$485,588

Property and equipment by country based on the location of the assets were as follows at December 31 (dollar amounts in thousands):

	2009	2008	2007
United States	$188,805	$254,077	$293,048
Canada	13,218	14,791	24,093
Mexico	4,640	4,962	6,822

Total	$206,663	$273,830	$323,963

Note 18 — Market Conditions
Due to current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares, and other economic conditions which result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if market conditions deteriorate.
Note 19 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2008
Revenues	$139,787	$137,347	$135,320	$121,425
Net loss	(13,011)	(7,461)	(6,278)	(21,668)
Per common share (basic and diluted)	$(0.58)	$(0.33)	$(0.28)	$(0.97)

2009
Revenues	$128,092	$121,982	$121,122	$113,296
Net income (loss)	5,958	(5,213)	(4,982)	(5,918)
Net income (loss) attributable to common stockholders	5,958	(5,245)	(6,627)	(7,355)
Per common share (basic)	0.27	(0.23)	(0.30)	(0.33)
Per common share (diluted)	$0.26	$(0.23)	$(0.30)	$(0.33)

LodgeNet Interactive Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

	Balance	Additions Charged to	Additions	Additions Related to		Balance
	Beginning	Costs and	Related to	Other		End of
Description	of Period	Expenses	Acquisition	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2007:
Allowance for Excess or Obsolete System Components	$460	$1,405	$—	$—	$1,190	$675
Allowance for Doubtful Accounts	175	392	—	—	135	432
Allowance for System Removal	820	2,115	—	—	2,513	422
Deferred Tax Valuation Allowance	92,178	—	64,755	40,637	338	197,232

Year Ended December 31, 2008:
Allowance for Excess or Obsolete System Components	$675	$513	$—	$—	$620	$568
Allowance for Doubtful Accounts	432	844	—	—	723	553
Allowance for System Removal	422	3,157	—	—	2,314	1,265
Deferred Tax Valuation Allowance	197,232	—	—	18,308	14,436	201,104

Year Ended December 31, 2009:
Allowance for Excess or Obsolete System Components	$568	$776	$—	$—	$499	$845
Allowance for Doubtful Accounts	553	536	—	—	437	652
Allowance for System Removal	1,265	2,641	—	—	3,010	896
Deferred Tax Valuation Allowance	201,104	—	—	—	6,528	194,576