Form 10-Q
period 2010-03-31
LODGENET INTERACTIVE CORP
filed 2010-05-07
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 3, 2010, there were 25,052,289 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$9,928	$17,011
Accounts receivable, net	53,193	51,706
Other current assets	9,008	9,189

Total current assets	72,129	77,906

Property and equipment, net	191,761	206,663
Debt issuance costs, net	5,159	6,005
Intangible assets, net	103,838	106,041
Goodwill	100,081	100,081
Other assets	12,104	11,658

Total assets	$485,072	$508,354

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$50,196	$40,040
Current maturities of long-term debt	5,561	6,101
Accrued expenses	18,087	19,137
Deferred revenue	16,982	17,531

Total current liabilities	90,826	82,809

Long-term debt	421,474	463,845
Other long-term liabilities	29,999	32,687

Total liabilities	542,299	579,341

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at March 31, 2010 and December 31, 2009, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,025,414 and 22,537,664 shares outstanding at March 31, 2010 and December 31, 2009, respectively	251	225
Additional paid-in capital	391,767	379,223
Accumulated deficit	(428,713)	(426,211)
Accumulated other comprehensive loss	(20,533)	(24,225)

Total stockholders’ deficiency	(57,227)	(70,987)

Total liabilities and stockholders’ deficiency	$485,072	$508,354

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Hospitality and Advertising Services	$115,499	$125,802
Healthcare	2,553	2,290

Total revenues	118,052	128,092

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	65,261	71,794
Healthcare	1,346	953
Operating expenses:
System operations	10,515	10,326
Selling, general and administrative	12,115	10,818
Depreciation and amortization	22,173	27,105
Restructuring charge	3	107
Other operating expense (income)	5	(132)

Total direct costs and operating expenses	111,418	120,971

Income from operations	6,634	7,121

Other income and (expenses):
Interest expense	(8,682)	(9,881)
Gain on extinguishment of debt	—	9,295
Loss on early retirement of debt	(493)	(541)
Other income	223	175

(Loss) income before income taxes	(2,318)	6,169
Provision for income taxes	(184)	(211)

Net (loss) income	(2,502)	5,958
Preferred stock dividends	(1,437)	—

Net (loss) income attributable to common stockholders	$(3,939)	$5,958

Net (loss) income per common share (basic)	$(0.17)	$0.27

Net (loss) income per common share (diluted)	$(0.17)	$0.26

Weighted average shares outstanding (basic)	22,746,527	22,404,106

Weighted average shares outstanding (diluted)	22,746,527	22,423,856

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net (loss) income	$(2,502)	$5,958
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,173	27,105
Gain on extinguishment of debt (non-cash)	—	(9,295)
Unrealized loss on derivative instruments	659	—
Loss on early retirement of debt	493	541
Share-based compensation and restricted stock	312	271
Other, net	40	(135)
Change in operating assets and liabilities:
Accounts receivable, net	(1,350)	(4,449)
Other current assets	170	730
Accounts payable	10,222	6,499
Accrued expenses and deferred revenue	(1,521)	(6,039)
Other	(598)	(239)

Net cash provided by operating activities	28,098	20,947

Investing activities:
Property and equipment additions	(4,525)	(5,301)

Net cash used for investing activities	(4,525)	(5,301)

Financing activities:
Repayment of long-term debt	(45,274)	(8,200)
Payment of capital lease obligations	(287)	(523)
Purchase of long-term debt	—	(10,750)
Proceeds from investment in long-term debt	2,643	91
Proceeds from issuance of common stock, net of offering costs	13,692	—
Payment of dividends to preferred shareholders	(1,437)	—
Exercise of stock options	3	—

Net cash used for financing activities	(30,660)	(19,382)

Effect of exchange rates on cash	4	(23)

Decrease in cash	(7,083)	(3,759)
Cash at beginning of period	17,011	10,800

Cash at end of period	$9,928	$7,041

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2009, as filed with the Commission. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs and operating expenses.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2010	2009
Land, building and equipment	$112,361	$111,777
Hotel systems:
Installed system costs	626,578	630,651
Customer acquisition costs	55,977	55,889
System components	31,631	31,832
Software costs	36,803	36,497

Total	863,350	866,646
Less — depreciation and amortization	(671,589)	(659,983)

Property and equipment, net	$191,761	$206,663

Note 3 — Goodwill and Other Intangible Assets
We have three reporting units, Hospitality, Advertising Services and Healthcare, for which only the Hospitality and Advertising Services units have goodwill.
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command and minority interest of The Hotel Networks. The product lines of both StayOnline and On Command shared the same operating and economic characteristics as our pre-acquisition product lines, and were integrated into the Hospitality operating segment. The Hospitality operating segment is one reporting unit due to the fact its components are similar and share similar characteristics.
Our goodwill is not amortized; rather, it is tested for impairment at least annually or if there is a triggering event which indicates the carrying value may not be recoverable. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing is not required for our finite-life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. During the first quarter of 2010, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2009
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081

Activity during the period	—	—	—

Balance as of March 31, 2010
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	$92,614	$7,467	$100,081

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
We have the following intangible assets (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(19,213)	$120,315	$(17,629)
Other acquired intangibles	12,884	(12,374)	12,884	(12,130)
Tradenames	3,100	(1,759)	3,094	(1,626)
Acquired patents	5,155	(4,270)	5,142	(4,009)

	$141,454	$(37,616)	$141,435	$(35,394)

We recorded consolidated amortization expense of $2.2 million and $2.5 million, respectively, for the three months ended March 31, 2010 and 2009. We estimate total amortization expense for the nine months remaining in 2010 and the years ending December 31, as follows (dollar amounts in millions): 2010 — $5.9; 2011 — $7.1; 2012 — $6.6; 2013 — $6.4; 2014 — $6.3 and 2015 — $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
Note 4 — Earnings Per Share Computation
We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“EPS”), which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.
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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended March 31. For the three months ended March 31, 2010, participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the three months ended March 31, 2010, 17,208,201 potential dilutive common shares, which include stock options, unvested restricted stock and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the three months ended March 31, 2009, 1,590,800 potential common shares, which include unvested restricted stock units and stock options with exercise prices greater than the average market price of our common stock, were excluded from the diluted earnings per share calculations, as their inclusion would have been anti-dilutive. Dollar amounts are in thousands, except share data:

	Three Months Ended
	March 31,
	2010	2009
Basic EPS:
Net (loss) income	$(2,502)	$5,958
Preferred stock dividends	(1,437)	—

	$(3,939)	$5,958
(Loss) income allocated to participating securities	—	20

Net (loss) income available to common stockholders	$(3,939)	$5,938

Weighted average shares outstanding for basic earnings per common share	22,746,527	22,404,106
Basic earnings per share	$(0.17)	$0.27

Diluted EPS:
Net (loss) income	$(2,502)	$5,958
Preferred stock dividends	(1,437)	—

	$(3,939)	$5,958
(Loss) income allocated to participating securities	—	20

Net (loss) income available to common stockholders	$(3,939)	$5,938

Weighted average shares outstanding for basic earnings per common share	22,746,527	22,404,106
Dilutive effect of potential shares (1)	N/A	19,750

Weighted average shares outstanding for diluted earnings per common share	22,746,527	22,423,856
Diluted earnings per share	$(0.17)	$0.26

(1)	For the three months ended March 31, 2010, potential dilutive shares were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2010	2009
Property, sales and other taxes	$6,658	$6,933
Compensation	5,084	4,360
Interest	118	92
Programming related	1,842	2,510
Restructuring and reorganization	506	758
Preferred stock dividends	1,437	1,437
Other	2,442	3,047

	$18,087	$19,137

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2010	2009
Bank Credit Facility:
Bank term loan	$425,367	$467,998
Revolving credit facility	—	—
Capital leases	1,668	1,948

	427,035	469,946
Less current maturities	(5,561)	(6,101)

	$421,474	$463,845

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,161,289. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of March 31, 2010, our consolidated leverage ratio was 3.59 compared to the maximum allowable ratio of 3.75 and our consolidated interest coverage ratio was 3.22 compared to the minimum allowable ratio of 3.00. Our maximum consolidated leverage ratio will be 3.50 starting in the third quarter of 2010 to maturity in 2014. Our minimum consolidated interest coverage ratio will continue to be 3.00 to maturity in 2014. The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 14). The term loan interest rate as of March 31, 2010 was 2.30%. The aggregate weighted average interest rate for the quarter ended March 31, 2010 was 6.99%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of March 31, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.

Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (a term defined in our Credit Facility), to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital or reductions in our operating expenses. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
During the first quarter of 2010, we made an additional prepayment of $44.0 million on the term loan, in addition to the required payment of $1.3 million, and we wrote off $0.5 million of related debt issuance costs. As a result of our previous repayments, our required quarterly payments have been reduced to $1.2 million, effective June 2010. In March 2010, we received net proceeds of $13.7 million from a common stock offering, which were used as part of our additional prepayment on the term loan. The common stock offering is discussed in more detail in Note 16. In March 2009, in addition to the required quarterly payment of $1.5 million, we prepaid $6.7 million on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative. We recorded a gain on the extinguishment of debt of $9.3 million and wrote off $0.5 million of related debt issuance costs.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of March 31, 2010, we had outstanding letters of credit totaling $325,000, which reduce amounts available under the revolver. We made no borrowings against this facility during the first quarter of 2010.
Capital Leases — As of March 31, 2010, we have total capital lease obligations of $1.7 million. There was no equipment acquired under capital lease arrangements during the three months ended March 31, 2010. Our capital lease obligations consist primarily of vehicles used in our field service operations.
As of March 31, 2010, long-term debt has the following scheduled maturities for the nine months remaining in 2010 and the full years ending December 31, 2011 and after (dollar amounts in thousands):

	2010	2011	2012	2013	2014
Long-term debt	$3,484	$4,645	$4,645	$4,645	$407,948
Capital leases	788	703	290	16	—

	4,272	5,348	4,935	4,661	407,948
Less amount representing interest on capital leases	(70)	(46)	(13)	—	—

	$4,202	$5,302	$4,922	$4,661	$407,948

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 — Comprehensive Income
FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income was as follows for the periods ended March 31 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(2,502)	$5,958
Foreign currency translation adjustment	595	(752)
Unrealized gain on interest rate swap agreements	3,097	2,662

Comprehensive income	$1,190	$7,868

Components of accumulated other comprehensive loss as shown on our Consolidated Balance Sheets were as follows (dollar amounts in thousands):

	March 31,	December 31,
	2010	2009
Unrealized loss on interest rate swap agreements	$(23,526)	$(26,623)
Foreign currency translation adjustment	2,993	2,398

Accumulated other comprehensive loss	$(20,533)	$(24,225)

Note 8 — Statements of Cash Flows
Cash is comprised of demand deposits. Cash paid for interest was $8.0 million and $9.9 million, respectively, for the three months ended March 31, 2010 and 2009. Cash paid for taxes was $215,000 and $210,000 for the three months ended March 31, 2010 and 2009, respectively.
Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three months ended March 31, 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended March 31 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Compensation cost:
Stock options	$312	$170
Restricted stock	—	101

Total share based compensation expense	$312	$271

For the three months ended March 31, 2010, cash received from stock option exercises was $3,000 and in 2009, there was no cash received from stock option exercises. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. Cash flow from operating activities for the three months ended March 31, 2010 and 2009 included non-cash compensation expense related to stock options of $312,000 and $170,000, respectively, and included non-cash compensation expense related to restricted stock of $0 and $101,000, respectively.
Stock Options
For the three months ended March 31, 2010, we did not grant any stock options to non-employee directors of the Company; however, we did grant 321,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
Restricted Stock
For the three months ended March 31, 2010, we did not award any shares of time-based or performance-based restricted stock to our non-employee directors or officers and employees.
Note 10 — Restructuring
As a result of our previous restructuring initiatives related to our post acquisition activities, and the uncertain economy, we incurred $3,000 of costs during the three months ended March 31, 2010 and $107,000 of costs during the three months ended March 31, 2009. All costs are included in operating expenses on the Consolidated Statements of Operations.
We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily recurring facilities expenses related to the post acquisition restructuring and reduction in force initiatives noted above, will be less than $100,000. Additional accruals and cash payments related to the restructuring activities are dependent upon execution of additional subleasing arrangements or reduction in force, which could change our expense estimates.
The above restructuring activities primarily occurred within our Hospitality and Advertising Services business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Total
December 31, 2009 balance	$336	$422	$758
Charges to expense	—	3	3
Cash payments	(164)	(91)	(255)

March 31, 2010 balance	$172	$334	$506

Note 11 — Fair Value Measurements
We follow the fair value measurement and disclosure provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” relating to financial and nonfinancial assets and liabilities. The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. FASB ASC Topic 820 includes a fair value hierarchy, which is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques, which are used to measure fair value and which are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$24,185	$24,185	$26,623	$26,623
Long-term debt	$427,035	$403,639	$469,946	$421,976
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
The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2009:
Interest rate swaps - liability position	$26,623	$—	$26,623	$—

Three Months Ended March 31, 2010:
Interest rate swaps - liability position	$24,185	$—	$24,185	$—

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at March 31, 2010.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010.
Note 12 — Market Conditions
Due to current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate as a result of various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy, resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions which result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if market conditions deteriorate.
Note 13 — Segment Information
We operate in three reportable segments, Hospitality, Advertising Services and Healthcare. We identify our segments based upon the products and services delivered and the nature of our customer base receiving those products and services. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Our Advertising Services business generates revenue from the sale of advertising-based media services within our hospitality customer base, utilizing the same server based technology or by the delivery of advertising using 10 television programming channels. Our Healthcare business generates revenue from the sale of interactive system hardware, software licenses, installation services and related programming and support agreements to the healthcare market.
Our Hospitality and Advertising Services businesses provide a variety of services to hotels and/or the respective hotels’ guests. The products can include interactive video-on-demand programming, music, games, cable television programming, Internet services or advertising services, and have an analogous consumer base. All products and services are delivered through a proprietary system platform utilizing satellite delivery technology, and are geared towards the hotels and their guests.
Previously, our Advertising Services and Healthcare segments had been presented as “Other,” in one aggregated reportable segment based on relative size. Revenue and operating profit amounts reported in previous periods have been reclassified to conform to the current presentation.

Financial information related to our reportable segments for the three months ended March 31 is as follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total revenues:
Hospitality	$113,159	$124,041
Advertising Services	2,340	1,761
Healthcare	2,553	2,290

Total	$118,052	$128,092

Income (loss) before income taxes:
Hospitality	$34,494	$39,702
Advertising Services	(222)	(722)
Healthcare	345	718

Operating profit	34,617	39,698
Corporate	(5,802)	(5,497)
Depreciation and amortization	(22,173)	(27,105)
Restructuring charge	(3)	(107)
Other operating (expense) income	(5)	132
Interest expense	(8,682)	(9,881)
Gain on extinguishment of debt	—	9,295
Loss on early retirement of debt	(493)	(541)
Other income	223	175

Income (loss) before income taxes	$(2,318)	$6,169

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
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of March 31, 2010, we had entered into fixed rate swap agreements for $437.5 million at an average interest rate of 5.05%.
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

Our additional payments on the Credit Facility rendered a portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $659,000 for the three months ended March 31, 2010, and was recognized in interest expense in our Consolidated Statements of Operations. The charge is a non-cash charge and does not impact the amount of cash interest paid during the quarter.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of March 31, 2010 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Interest rate swaps	$437,500	Other long-term liabilities	$—	$(24,185)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 was $23.5 million, which is net of the $0.7 million ineffective portion charged to interest expense, and $26.6 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
		Location of	Hedge
	Amount of	Gain (Loss)	Gain (Loss)	Ineffective Portion
	Gain (Loss)	Reclassified From	Reclassified From	Income
	Recognized	Accumulated	Accumulated	Statement
	in Other	Other	Other	Location of	Hedge
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	Gain (Loss)
Flow Hedge	Income	Income	Income	Recognized	Recognized
Three Months Ended March 31, 2009:
Interest rate swaps	$7,276	Interest expense	$(4,614)	Interest expense	$—

Three Months Ended March 31, 2010:
Interest rate swaps	$8,408	Interest expense	$(5,311)	Interest expense	$(659)
Note 15 — Perpetual Preferred Stock
In June 2009, we completed our offering of 57,500 shares (inclusive of the initial purchaser’s option to purchase the additional 7,500 shares), bringing the total aggregate liquidation preference of the preferred stock sold to $57.5 million.
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
Dividends were declared on the preferred stock by our Board of Directors on April 2, 2010. As of March 31, 2010, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. The dividends were paid on April 15, 2010.

Note 16 — Common Stock Offering
In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock, $0.01 par value per share, to Craig-Hallum Capital Group LLC (Underwriter), for resale to the public at a price per share of $6.00, less an underwriting discount of $0.36 per share. The Underwriter had an option to purchase up to 324,000 additional shares of common stock at the same price per share to cover overallotments. We completed our offering of 2,484,000 shares (inclusive of the Underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million. Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million.
Note 17 — Effect of Recently Issued Accounting Standards
In October 2009, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
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
In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows. The adoption of the portion of this ASU effective after December 15, 2010 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued FASB ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which is now codified under FASB ASC Topic 855, “Subsequent Events.” This ASU includes an amendment to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements, which include financial statements revised as a result of either correction of error or retrospective application of GAAP. If financial statements have been revised, an entity which is not an SEC filer should disclose both the date the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The ASU also includes an amendment to require an entity which is a conduit bond obligor for conduit debt securities traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose that date. FASB ASU 2010-09 was effective upon issuance (February 24, 2010), except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The adoption of the portion of this ASU effective February 24, 2010 did not have an impact on our consolidated financial position, results of operations or cash flows. The adoption of the portion of this ASU effective after June 15, 2010 will not have an effect on our consolidated financial position, results of operations or cash flows.

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, including, without limitation, those related to rooms converted to our HD platform and repayment of debt, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 12, 2010, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
•	the effects of economic conditions, including general financial conditions (including those represented recently by liquidity crises, government bailouts and assistance plans, bank failures and recessionary threats and developments);
•	the economic condition of the lodging industry, which can be particularly affected by the financial conditions referenced above, as well as by high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

•	decreases in hotel occupancy, whether related to economic conditions or other causes;

•	competition from providers of similar services and from alternative sources;

•	changes in demand for our products and services;

•	programming costs, availability, timeliness and quality;

•	technological developments by competitors;

•	developmental costs, difficulties and delays;

•	relationships with clients and property owners;
•	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available for other business purposes, and the violation of which would constitute an event of default;

•	the impact of governmental regulations;

•	potential effects of litigation;

•	risks of expansion into new markets and territories;

•	risks related to the security of our data systems; and

•	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of March 31, 2010, we provided interactive media and connectivity solutions to approximately 1.9 million hotel rooms. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of March 31, 2010, our system was installed in 50 healthcare facilities, representing approximately 10,300 beds.

Our operating results reflected the benefits from our diversification initiatives, which focus on non-Guest Entertainment revenue, and saw increased Hotel Services, Advertising Services and Healthcare revenue. Additionally, last year’s first quarter benefited from two significant, one-time events. These events consisted of an employee unpaid leave program, which reduced operating expenses, and the repurchase of $31.5 million of our bank debt in the open market, which contributed $9.3 million to our net income. Excluding those events, our operating expenses were flat compared to the prior year quarter, and we continue to deliver improved operating and net income metrics. Free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for certain investing activities, including growth-related capital, increased 50.7%, to $23.6 million in the first quarter of 2010 as compared to $15.6 million in the prior year. We reduced our long-term debt by 9.1%, or $42.9 million, in part by utilizing $13.7 million of the net proceeds from our recent equity offering. The equity proceeds will also allow us to accelerate our high-definition conversions in the second half of 2010, as we now expect to more than double the number of rooms converting to our HD platform than originally planned. As hotelier demand for this platform increases, we intend to target a select group of our existing customers for conversion in exchange for a long-term extension of our service agreement. We remain focused on the best growth opportunities to drive long-term value for our clients and shareholders.
Our total revenue for the first quarter of 2010 was $118.1 million, a decrease of $10.0 million or 7.8%, compared to the first quarter of 2009. The decrease in revenue was primarily from Guest Entertainment services and System Sales and Related Services, partially offset by increases in revenue from Hotel Services, Advertising Services and Healthcare.
Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $10.3 million or 8.2%, to $115.5 million for the first quarter of 2010 as compared to $125.8 million for the prior year quarter. Average monthly revenue per room generated by Hospitality and Advertising Services was $21.71 for the first quarter of 2010, a decrease of 3.9% as compared to $22.58 per room in the first quarter of 2009.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other guest interactive services delivered through the television, decreased $7.4 million or 9.7%, to $69.1 million in the first quarter of 2010. Our results continued to be driven by the conservative consumer buying pattern of travelers, as average monthly Guest Entertainment revenue per room for the first quarter of 2010 declined 5.4% to $12.99 compared to $13.73 for the first quarter of 2009. Average monthly movie revenue per room was $12.16 for the first quarter of 2010, a 6.0% reduction as compared to $12.93 per room in the prior year quarter. Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $1.5 million or 4.6%, to $34.5 million during the first quarter of 2010 versus $33.0 million in the first quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the first quarter of 2010 increased 9.5% to $6.48 compared to $5.92 for the first quarter of 2009. Monthly cable television programming revenue per room increased 9.8% to $5.92 for the first quarter of 2010 as compared to $5.39 for the first quarter of 2009. These increases resulted primarily from the continued installation of high definition television systems and additional cable television programming services. Recurring broadband Internet revenue per room increased to $0.56 for the first quarter of 2010 compared to $0.53 for the same period of 2009. System Sales and Related Services revenue decreased $5.0 million or 34.2%, to $9.6 million during the first quarter of 2010 versus $14.6 million in the first quarter of 2009, primarily due to a material HDTV equipment conversion contract in the first quarter of 2009, which contributed approximately $4.2 million of revenue. Advertising Services revenue, generated by The Hotel Networks (“THN”), our advertising services subsidiary, increased $0.5 million or 32.9%, to $2.3 million during the first quarter of 2010 compared to $1.8 million in the prior year period. This increase was the result of new revenue from a channel lease program.
Healthcare revenue, which includes the sale of interactive systems and services to healthcare facilities, increased $0.3 million or 11.5%, to $2.6 million during the first quarter of 2010 versus $2.3 million in the first quarter of 2009. During the current quarter, we installed five facilities representing 1,135 beds compared to six facilities representing 891 beds in the prior year period.

Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $66.6 million in the first quarter of 2010, a decrease of $6.1 million or 8.4%, as compared to $72.7 million in the first quarter of 2009. The decrease in total direct costs was primarily due to decreased system and equipment costs of $4.1 million, which vary with revenue, and decreased commissions and royalties of $2.6 million, which also vary with revenue. Partially offsetting these reductions was an increase in incremental cable television programming costs of $0.6 million, which vary with the number of rooms served and the services provided. For the first quarter of 2010, total direct costs as a percentage of revenue was 56.4% as compared to 56.8% for the first quarter of 2009.
System operations expenses and selling, general and administrative (“SG&A”) expenses were $22.6 million in the first quarter of 2010 compared to $21.1 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 8.9% this quarter as compared to 8.1% in the first quarter of 2009. Per average installed room, system operations expenses increased to $1.98 per room per month this quarter as compared to $1.85 in the prior year quarter. The increases in total operating expenses were the result of a one-time benefit related to our unpaid leave program during the first quarter of 2009, which did not recur during the current quarter, higher fuel costs and increased employee health insurance benefits costs.
Despite the revenue decline, we generated $28.1 million of cash from operating activities as compared to $20.9 million in the first quarter of 2009. In March 2010, we made the required quarterly payment of $1.3 million on the Term B portion of our Credit Facility and also made an additional payment of $44.0 million. During the first quarter of 2009, we made the required Term B repayment of $1.5 million and made an additional $6.7 million Term B payment. The leverage ratio at the end of this quarter, calculated on a consolidated debt basis, was 3.59 times versus the covenant of 3.75 times. Cash as of March 31, 2010 was $9.9 million compared to $7.0 million on March 31, 2009.
Hospitality and Advertising Services Business
Our Hospitality and Advertising Services business includes television contents sold to hotels and/or the respective hotels’ guests. The products can include interactive video-on-demand (VOD), cable television programming, Internet services or advertising services, and have an analogous consumer base. All products and services are delivered through a proprietary system platform having related satellite communication technology, and are geared towards the hotels and their guests.
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). Our primary source of revenue is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.
•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.
•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format. Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.
•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.
•	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, during the last half of 2008, 2009 and the first quarter of 2010, the deteriorating economic conditions did have a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;
•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;
•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and
•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and is distributed over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.
•	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our pro-active monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.

System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, cable television programming reception equipment, Internet conference services, and professional services, such as design, project management and installation services.
Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of March 31, 2010, we provide advertising media services to approximately 1.2 million hotel rooms compared to 1.0 million rooms as of March 31, 2009. We also deliver targeted advertising to more than 364,000 hotel rooms on 10 popular satellite-delivered channels.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services business is the number of rooms we serve for our various services. As of March 31, we had the following number of rooms installed with the designated service:

	March 31,
	2010	2009
Total rooms served (1)	1,911,842	1,973,472
Total Guest Entertainment rooms (2)	1,764,363	1,849,304
Total HD rooms (3)	239,984	199,290
Percent of Total Guest Entertainment rooms	13.6%	10.8%
Total Cable Television Programming (FTG) rooms (4)	1,083,837	1,106,833
Percent of Total Guest Entertainment rooms	61.4%	59.9%
Total Broadband Internet rooms (5)	200,139	229,184
Percent of Total rooms served	10.5%	11.6%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 85.9% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

(5)	Represents rooms receiving high-speed Internet service.

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

	March 31,
	2010	2009
Net new HDTV rooms for the three months ended	8,396	7,799
Total HDTV rooms installed	239,984	199,290
HDTV rooms as a percent of total Guest Entertainment rooms	13.6%	10.8%
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

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2010	2009	2009	2008
Average cost per room – new installation	$250	$459	$345	$389
Average cost per room – conversion	$204	$357	$235	$295

Average cost per HD room – new installation	$271	$465	$339	$398
Average cost per HD room – conversion	$204	$357	$241	$320
The decrease in the average cost per new and converted HD rooms from 2008 to 2010 was primarily driven by a larger average room size for properties installed, lower overhead and component costs and hotels contributing a greater share of total installation costs through purchases of systems and equipment.

Average Revenue Per Room
We monitor the average revenue we generate per Hospitality and Advertising Services room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment. During the quarter, occupancy increased approximately 3.3% as compared to the first quarter of 2009. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. Advertising Services revenue can fluctuate based on the demand for advertising and the performance of products and services sold to business and leisure travelers, as well as the number of rooms available to promote within. The following table sets forth the components of our Hospitality and Advertising Services revenue per room for the three months ended March 31:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.99	$13.73
Hotel Services	6.48	5.92
System Sales and Related Services	1.80	2.61
Advertising Services	0.44	0.32

Total Hospitality and Advertising Services revenue per room	$21.71	$22.58

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct expenses per room and as a percentage of related revenue during the three months ended March 31:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Percent		Percent
		of Related		of Related
	Amount	Revenue	Amount	Revenue
Direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$5.20	40.0%	$5.51	40.1%
Hotel Services	5.59	86.2%	5.24	88.6%
System Sales and Related Services	1.21	67.5%	1.86	71.2%
Advertising Services	0.27	59.6%	0.28	85.9%

Total Hospitality and Advertising Services direct costs per room	$12.27	56.5%	$12.89	57.1%

The average direct cost per Guest Entertainment room varies with revenue and, from 2009 to 2010, was driven by the amount of commissions earned by the hotels and a change in the mix of products purchased.

Healthcare Business
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
As of March 31, 2010, we have equipped 50 healthcare facilities, or approximately 10,300 beds, with these services and solutions to improve the overall patient experience, as compared to 34 properties or approximately 7,400 beds as of March 31, 2009.
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

	Three Months Ended
	March 31,
	2010	2009
Systems operations expenses	$1.98	$1.85
SG&A expenses	2.28	1.94
Depreciation and amortization (D&A)	4.17	4.86
Restructuring charge	—	0.02
Other operating expense (income), net	—	(0.02)

	$8.43	$8.65

Systems operations as a percent of total revenue	8.9%	8.1%
SG&A as a percent of total revenue	10.3%	8.4%
D&A as a percent of total revenue	18.8%	21.1%
Total operating expenses as a percent of total revenue	38.0%	37.6%
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
Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. During the first quarter of 2010, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by operating activities	$28,098	$20,947
Property and equipment additions	(4,525)	(5,301)

	$23,573	$15,646

Capital investment, including expansion capital, which we define as capital used for new room installations, is set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Expansion capital investment (1)	$1,183	$2,478
Renewal investment (2)	968	940
Corporate capital and minor extensions (3)	2,374	1,883

	$4,525	$5,301

(1)	Capital investment to install newly contracted rooms with our digital storage or HDTV system.

(2)	Capital investment to convert rooms to our digital storage or HDTV system in exchange for long-term contract extensions.

(3)	Capital investment for corporate infrastructure, including computers, equipment, software development, minor system upgrades and system components.

Liquidity and Capital Resources
During the first three months of 2010, cash provided by operating activities was $28.1 million. For the first three months of 2010, we used $4.5 million of the cash we generated for property and equipment additions, including growth-related capital. During the same period, we made an additional payment of $44.0 million against the Term B portion of our Credit Facility, in addition to the required quarterly payment of $1.3 million. We also used $1.4 million for preferred stock dividends. During the first three months of 2009, cash provided by operating activities was $20.9 million. For the first three months of 2009, we used cash for property and equipment additions, including growth-related capital, of $5.3 million. During the same period, we made an additional payment of $6.7 million against the Term B portion of our Credit Facility, in addition to the required quarterly payment of $1.5 million. Cash as of March 31, 2010 was $9.9 million versus $17.0 million as of December 31, 2009.
In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock, $0.01 par value per share, to the underwriter, for resale to the public at a price per share of $6.00, less an underwriting discount of $0.36 per share. The underwriter had an option to purchase up to 324,000 additional shares of common stock at the same price per share to cover overallotments. We completed our offering of 2,484,000 shares (inclusive of the underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million. Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million. The net proceeds of $13.7 million were used to reduce our debt in the near-term, which will allow us to allocate more operating cash flow to the acceleration of converting rooms to our high-definition platform in the second half of the year.
Our principal sources of liquidity are our cash from operations, our cash on hand and the $50.0 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. During 2010, we plan to continue to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of March 31, 2010, working capital was $(18.7) million, compared to $(4.9) million at December 31, 2009.
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
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The required quarterly payments are currently $1.2 million, and will be adjusted for any additional reduction in principal as a result of our early repayments against the loan. For the first quarter of 2010, the adjusted quarterly payment requirement was $1.3 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 14 to the financial statements). The term loan interest rate as of March 31, 2010 was 2.30%. The aggregate weighted average interest rate for the quarter ended March 31, 2010 was 6.99%, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR. As of March 31, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.

Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2010	2009
Actual consolidated leverage ratio (1) (3)	3.59	4.04
Maximum per covenant	3.75	4.25

Actual consolidated interest coverage ratio (2) (3)	3.22	3.27
Minimum per covenant	3.00	2.75

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants would have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.
Our debt covenant ratios will change in future periods as follows:

Q3 2010
to maturity
Maximum consolidated leverage ratio	3.50

Minimum consolidated interest coverage ratio	3.00
In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (as defined in the Credit Facility), to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital or reductions in our operating expenses. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 3.59 compared to the maximum allowable ratio of 3.75 for the first quarter of 2010. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. We are committed to reducing our debt and are taking actions to remain in compliance with our debt covenants. Our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of March 31, 2010, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of March 31, 2010 was $427.0 million versus $469.9 million as of December 31, 2009.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature. A portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, was rendered ineffective due to the additional payments on our term loan. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $659,000 for the three months ended March 31, 2010, and was recognized in interest expense in our Consolidated Statements of Operations. All of the swap agreements have been issued by Credit Suisse International.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of March 31, 2010, we had outstanding letters of credit totaling $325,000.
Obligations and commitments as of March 31, 2010 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2–3	4–5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$427,035	$5,561	$10,034	$411,440	$—
Interest on bank term loan (1)	41,154	10,480	20,522	10,152	—
Interest on derivative instruments (net)	26,344	21,087	5,257	—	—
Operating lease payments	4,332	2,274	1,568	465	25
Purchase obligations (2)	6,608	4,429	1,771	408	—
Minimum royalties and commissions (3)	1,954	1,692	262	—	—

Total contractual obligations	$507,427	$45,523	$39,414	$422,465	$25

		Amount of commitment expiration per period
		Less than	2–3	4–5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$325	$325	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments, primarily for the procurement of system components.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.

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
Market Conditions
Due to current economic conditions, our business could be adversely impacted by conditions affecting the lodging industry’s performance. Our results are closely linked to the performance of the lodging industry, where occupancy rates may fluctuate as a result of various factors. The percentage of occupied rooms that buy movies and other services at the property also varies over time with general economic conditions, including, but not limited to, consumer sentiment, and other factors. Reduction in hotel occupancy, resulting from the general economic environment or other changes in market conditions, such as a recession or significant slow-down in economic activity, or significant international crises, could adversely impact our business, financial condition and results of operations. The overall travel industry can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health. Factors such as the cost of fuel, airline fares and other economic conditions which result in a decrease in business or leisure travel can affect hotel occupancy and the demand for some of our products and services. Also, our goodwill and intangible assets may be impaired if market conditions deteriorate.

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2010 and 2009
Revenue Analysis. Total revenue for the first quarter of 2010 was $118.1 million, a decrease of $10.0 million or 7.8%, compared to the first quarter of 2009. The decrease in revenue was primarily from a decrease in Guest Entertainment and System Sales and Related Services revenue, partially offset by increases in revenue from Hotel Services, Advertising Services and Healthcare. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended March 31:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$69,082	58.5%	$76,488	59.7%
Hotel Services	34,486	29.2%	32,972	25.7%
System Sales and Related Services	9,591	8.1%	14,581	11.4%
Advertising Services	2,340	2.0%	1,761	1.4%

Total Hospitality and Advertising Services	115,499	97.8%	125,802	98.2%
Healthcare	2,553	2.2%	2,290	1.8%

	$118,052	100.0%	$128,092	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $10.3 million or 8.2%, to $115.5 million in the first quarter of 2010 compared to $125.8 million in the first quarter of 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.71 in the first quarter of 2010, a decrease of 3.9% as compared to $22.58 in the prior year quarter. The following table sets forth information with respect to revenue per Hospitality and Advertising Services room for the quarter ended March 31:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.99	$13.73
Hotel Services	6.48	5.92
System Sales and Related Services	1.80	2.61
Advertising Services	0.44	0.32

Total Hospitality and Advertising Services revenue per room	$21.71	$22.58

Guest Entertainment revenue, which includes on-demand entertainment such as movies, games, music and other guest interactive services delivered through the television, decreased $7.4 million or 9.7%, to $69.1 million in the first quarter of 2010 as compared to $76.5 million in the prior year quarter. On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2010 declined 5.4%, to $12.99 compared to $13.73 for the first quarter of 2009. This change in revenue per room continues to be driven by the conservative consumer buying pattern of travelers. Average monthly movie revenue per room was $12.16 for the first quarter of 2010, a 6.0% reduction as compared to $12.93 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room increased 3.7% to $0.83 in the first quarter of 2010, driven by an increase in television on-demand programming.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $1.5 million or 4.6%, to $34.5 million during the first quarter of 2010 versus $33.0 million in the first quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the first quarter of 2010 increased 9.5%, to $6.48 compared to $5.92 for the first quarter of 2009. Monthly cable television programming revenue per room increased 9.8%, to $5.92 for the first quarter of 2010 as compared to $5.39 for the first quarter of 2009. These increases resulted primarily from the continued installation of high definition television systems and additional cable television programming services. Recurring broadband Internet revenue per room was $0.56 for the first quarter of 2010 as compared to $0.53 for the first quarter of 2009.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first quarter of 2010, revenue decreased $5.0 million or 34.2%, to $9.6 million as compared to $14.6 million for the first quarter of 2009. This decrease was due in part to the completion of a material HDTV equipment conversion contract in the first quarter of 2009, which contributed approximately $4.2 million of revenue.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first quarter of 2010, revenue increased $0.5 million or 32.9%, to $2.3 million as compared to $1.8 million in the prior year period. This increase was the result of new revenue from a channel lease program.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $0.3 million or 11.5%, to $2.6 million in the first quarter of 2010 as compared to $2.3 million for the first quarter of 2009. During the current quarter, we installed 1,135 beds and five facilities compared to 891 beds and six facilities during the prior year period.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $6.1 million or 8.4%, to $66.6 million in the first quarter of 2010 as compared to $72.7 million in the first quarter of 2009. Total direct costs were 56.4% of revenue for the first quarter of 2010 as compared to 56.8% in the first quarter of 2009. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $65.3 million for the first quarter of 2010 compared to $71.8 million for the prior year quarter. The decrease in total direct costs was primarily related to decreases in system and equipment costs, which vary with revenue, and commissions and royalties, which also vary with revenue. The decreases were offset, in part, by an increase in incremental cable television programming costs, which vary with the number of rooms served and the services provided.
The following table sets forth the primary change drivers of total direct costs for the quarter ended March 31:

	2010	2009	Change
Direct costs as a percent of revenue (exclusive of operating expenses and depreciation and amortization discussed separately below):	56.4%	56.8%	(0.4)%

Change drivers:
Hospitality and Advertising Services
Guest Entertainment			(0.5)%
Hotel Services			2.4%
System Sales and Related Services			(2.7)%
Advertising Services			0.0%
Healthcare			0.4%

			(0.4)%

On a weighted average basis, total direct costs decreased 40 basis points. Hospitality and Advertising Services direct costs decreased 80 basis points, primarily from a 270 basis point decrease related to the sale of professional services and equipment to hotels and a 50 basis point decrease related to movie-based Guest Entertainment revenue. These decreases were offset by a 240 basis point increase in direct costs related to lower margin cable television programming. Healthcare direct costs, primarily associated with the sale of systems and equipment to healthcare facilities, which require no capital contribution but generate a lower profit margin than our traditional Guest Entertainment products, increased 40 basis points.
Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended March 31 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,515	8.9%	$10,326	8.1%
Selling, general and administrative	12,115	10.3%	10,818	8.4%
Depreciation and amortization	22,173	18.8%	27,105	21.1%
Restructuring charge	3	0.0%	107	0.1%
Other operating expense (income)	5	0.0%	(132)	(0.1)%

Total operating expenses	$44,811	38.0%	$48,224	37.6%

System operations expenses increased $0.2 million or 1.8%, to $10.5 million in the first quarter of 2010 as compared to $10.3 million in the first quarter of 2009. As a percentage of total revenue, system operations expenses increased to 8.9% this quarter as compared to 8.1% in the first quarter of 2009. Per average installed room, system operations expenses also increased, to $1.98 per room per month compared to $1.85 in the prior year quarter. The increases resulted from higher fuel costs and a one-time benefit related to our employee unpaid leave program during the first quarter of 2009, which did not recur during the current quarter.
Selling, general and administrative (“SG&A”) expenses increased $1.3 million or 12.0%, to $12.1 million in the current quarter as compared to $10.8 million in the first quarter of 2009. As a percentage of revenue, SG&A expenses were 10.3% in the current quarter as compared to 8.4% in the prior year quarter. SG&A expenses per average installed room were $2.28 for the current quarter as compared to $1.94 in the first quarter of 2009. The increases resulted primarily from increased employee health insurance benefits costs, in addition to a one-time benefit related to our employee unpaid leave program during the first quarter of 2009, which did not recur during the current quarter.
Depreciation and amortization expenses were $22.2 million in the first quarter of 2010 as compared to $27.1 million in the first quarter of 2009. The decline was due to assets becoming fully depreciated and the reduction in capital investments over the past two years. As a percentage of revenue, depreciation and amortization expenses were 18.8% in the first quarter of 2010 compared to 21.1% in the first quarter of 2009.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the current quarter, we incurred costs of $3,000. During the first quarter of 2009, we had costs of $107,000 related to post acquisition restructuring activities.
Operating Income. As a result of the factors described above, operating income decreased to $6.6 million in the first quarter of 2010 compared to $7.1 million in the first quarter of 2009.

Interest Expense. Interest expense was $8.7 million in the current quarter versus $9.9 million in the first quarter of 2009. The decrease resulted from the change in weighted average long-term debt, to $459.1 million in the first quarter of 2010 from $570.9 million in the first quarter of 2009. The weighted average interest rate increased to 6.99% for the first quarter of 2010 versus 6.92% for the first quarter 2009. This increase was due to the higher fixed interest rates of our swaps compared to the lower variable rate of our term loan and the effect of fixed Credit Facility fees. Interest expense for the first quarter of 2010 included $659,000 related to the unrealized loss on an interest rate swap.
Loss on Early Retirement of Debt. During the first quarter of 2010, we made additional prepayments on the term loan totaling $44.0 million, and wrote off $0.5 million of unamortized debt issuance costs. During the first quarter of 2009, we prepaid $6.7 million on our term loan. As a result of the prepayment and our debt reduction plan, we wrote off $0.5 million of unamortized debt issuance costs.
Gain on Extinguishment of Debt. During the first quarter of 2009, as part of our debt reduction plan, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of the debt of $9.3 million.
Other Income. In the first quarter of 2010, we recorded a total of $223,000 of other income, including interest income. In the first quarter of 2009, we recorded a total of $175,000 of other income, including interest income.
Taxes. For the first quarter of 2010, we incurred state franchise taxes of $184,000. For the first quarter of 2009, we incurred state franchise taxes of $211,000.
Net (Loss) Income. As a result of the factors described above, net loss was $(2.5) million for the first quarter of 2010 compared to net income of $6.0 million in the prior year quarter.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions, license fees paid for major motion pictures and other content or one-time fixed fees for independent films and cable television programming costs. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Cable Television Programming Services. We generate revenue from the sale of basic and premium cable television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our cable television programming services. We recognize revenue from the sale of cable television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.
•	Other Cable Television Programming Systems and Equipment Sales and Services. We generate revenues from the sale and installation of cable television programming systems (i.e. DIRECTV satellite systems); from the installation of master antenna (MATV) equipment, including wiring, at the hotel; and from the sale of miscellaneous system equipment or services, such as in-room terminals, television remotes or other media devices, along with service parts and labor. Prices for the equipment or services are fixed and determinable prior to delivery. The equipment is not proprietary and can be supplied by other vendors. These sales are not made under multiple element arrangements and we recognized the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. The Hotel Networks delivers targeted advertising to hotel rooms on 10 satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.
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

Allowance for Excess or Obsolete System Components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components based on estimated forecasts of product demand and service requirements. Additionally, we have components held primarily for resale, and if the component is not an active item for our assembly or service inventory, we record a provision through the cost of sales related to that product. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however, any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
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

Years
Buildings	30
Hotel systems:
Installed system costs	2 — 7
Customer acquisition costs	4 — 7
System components	5 — 7
Software costs	1 1/2 — 5
Other equipment	3 — 10
Intangible Assets. In accordance with FASB ASC Topics 350, “Intangibles — Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or change in circumstances warrant modifications to the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 — 20
Tradenames	7
Acquired technologies and patents	5
Content agreements and relationships	4
Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system, as well as unamortized installation costs. Over the last five years, de-installation activity averaged approximately 4% of our installed room base.

Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the first quarter of 2010.
We have three reporting units, Hospitality, Advertising Services and Healthcare, for which only the Hospitality and Advertising Services units have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis based on key assumptions and estimates. We then reconcile the aggregate reporting units’ fair values to our indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for the economic deterioration and expected timing of a recovery from the business downturn. Certain costs within the reporting units are fixed in nature; therefore, incremental revenue which exceeds the fixed cost threshold would significantly improve cash flow and recoverability of goodwill.
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
The determination of fair value requires us to make significant estimates and assumptions. These estimates may differ from actual results due to inherent uncertainty, such as deterioration in market conditions, prohibiting expected revenue recovery levels. Due to the economic conditions, the Advertising Services unit could again be adversely impacted by conditions affecting businesses which normally could be expected to promote within the lodging space. Advertising Services revenue is closely linked to the performance of products and services sold to business and leisure travelers. If hotel occupancy rates continue to decline as a result of reduced travel, advertisers may be less inclined to promote their products within the lodging space. A significant slow-down in economic activities could adversely impact our business, financial condition, results of operations and cash flows. Consequently, our goodwill may be impaired if the market conditions deteriorate or the capital market erodes.
Recent Accounting Developments
See Note 17 to the financial statements.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
At March 31, 2010, we had debt totaling $427.0 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Bank term loan	$425,367	$401,971
Capital leases	1,668	1,668

	$427,035	$403,639

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. The term loan interest rate as of March 31, 2010 was 2.30%, and the capital lease interest rate was 7.36%. Our aggregate weighted average interest rate, which includes the term loan and lease interest rates and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended March 31, 2010 was 6.99%, compared to 6.92% for the quarter ended March 31, 2009. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $427.0 million and no variable rate debt, as the total swap amount was greater than our term loan amount at March 31, 2010. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant.
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
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Principal Accounting Officer have concluded the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the first quarter of 2010 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the initial discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid.
On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court for the Central District of California in Los Angeles, California. The suit alleges the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringe five patents: a patent issued October 10, 2000 entitled “Nomadic Translator or Router,” a patent issued on August 6, 2006 entitled “System and Method for Establishing Network Connection with Unknown User or Device,” a patent issued on June 30, 2009 entitled “System and Method for Establishing Network Connection with Unknown Network and/or User Device,” a patent issued on October 21, 2003 entitled “Systems and Methods for Redirecting Users Having Transparent Computer Access to a Network Using a Gateway Device Having Redirection Capability,” and a patent issued on March 15, 2005 entitled “Systems and Methods for Integrating a Network Gateway Device with Management Systems.” The complaint also asserts claims under the above-mentioned patents and additional patents against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. Nomadix, Inc. also filed a similar action in the same court against SolutionInc. It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patents in questions, has filed responsive pleadings and is vigorously defending the action.
Item 1A — Risk Factors
No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 5 — Other Information
Not applicable.

Item 6 — Exhibits
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

32	Section 1350 Certifications

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation
(Registrant)

Date: May 7, 2010	/s/ Scott C. Petersen Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 7, 2010	/s/ Gary H. Ritondaro Gary H. Ritondaro
Principal Accounting Officer