Form 10-Q
period 2010-06-30
LODGENET INTERACTIVE CORP
filed 2010-08-06
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2010, there were 25,088,164 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$8,767	$17,011
Accounts receivable, net	52,810	51,706
Other current assets	9,012	9,189

Total current assets	70,589	77,906

Property and equipment, net	177,123	206,663
Debt issuance costs, net	4,569	6,005
Intangible assets, net	101,877	106,041
Goodwill	100,081	100,081
Other assets	12,214	11,658

Total assets	$466,453	$508,354

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$55,521	$40,040
Current maturities of long-term debt	5,284	6,101
Accrued expenses	18,436	19,137
Deferred revenue	18,245	17,531

Total current liabilities	97,486	82,809

Long-term debt	399,631	463,845
Other long-term liabilities	25,232	32,687

Total liabilities	522,349	579,341

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at June 30, 2010 and December 31, 2009, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,088,039 and 22,537,664 shares outstanding at June 30, 2010 and December 31, 2009, respectively	252	225
Additional paid-in capital	390,980	379,223
Accumulated deficit	(431,858)	(426,211)
Accumulated other comprehensive loss	(15,271)	(24,225)

Total stockholders’ deficiency	(55,896)	(70,987)

Total liabilities and stockholders’ deficiency	$466,453	$508,354

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Hospitality and Advertising Services	$111,658	$119,572	$227,157	$245,374
Healthcare	1,413	2,409	3,966	4,699

Total revenues	113,071	121,981	231,123	250,073

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	62,181	66,869	127,442	138,663
Healthcare	724	1,437	2,070	2,390
Operating expenses:
System operations	10,627	11,016	21,142	21,342
Selling, general and administrative	12,314	11,705	24,429	22,523
Depreciation and amortization	20,925	26,258	43,097	53,363
Restructuring charge	239	75	242	181
Other operating (income) expense	—	(45)	6	(176)

Total direct costs and operating expenses	107,010	117,315	218,428	238,286

Income from operations	6,061	4,666	12,695	11,787

Other income and (expenses):
Interest expense	(8,712)	(9,812)	(17,395)	(19,693)
(Loss) gain on extinguishment of debt	—	(4)	—	9,292
Loss on early retirement of debt	(267)	—	(760)	(541)
Other income	2	144	227	319

(Loss) income before income taxes	(2,916)	(5,006)	(5,233)	1,164
Provision for income taxes	(229)	(207)	(414)	(419)

Net (loss) income	(3,145)	(5,213)	(5,647)	745
Preferred stock dividends	(1,437)	(32)	(2,875)	(32)

Net (loss) income attributable to common stockholders	$(4,582)	$(5,245)	$(8,522)	$713

Net (loss) income per common share (basic)	$(0.18)	$(0.23)	$(0.36)	$0.03

Net (loss) income per common share (diluted)	$(0.18)	$(0.23)	$(0.36)	$0.03

Weighted average shares outstanding (basic)	24,996,955	22,432,311	23,877,958	22,418,286

Weighted average shares outstanding (diluted)	24,996,955	22,432,311	23,877,958	22,590,161

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net (loss) income	$(5,647)	$745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,097	53,363
Gain on extinguishment of debt (non-cash)	—	(9,292)
Unrealized loss on derivative instruments	1,469	321
Loss on early retirement of debt	760	541
Share-based compensation and restricted stock	960	942
Other, net	153	(357)
Change in operating assets and liabilities:
Accounts receivable, net	(1,091)	3,994
Other current assets	26	75
Accounts payable	15,715	(2,494)
Accrued expenses and deferred revenue	445	(6,115)
Other	(773)	(600)

Net cash provided by operating activities	55,114	41,123

Investing activities:
Property and equipment additions	(8,954)	(10,971)

Net cash used for investing activities	(8,954)	(10,971)

Financing activities:
Repayment of long-term debt	(68,636)	(9,676)
Payment of capital lease obligations	(559)	(854)
Borrowings on revolving credit facility	8,000	—
Repayments of revolving credit facility	(8,000)	—
Purchase of long-term debt	—	(23,685)
Proceeds from investment in long-term debt	4,007	656
Proceeds from issuance of common stock, net of offering costs	13,658	—
Proceeds from issuance of preferred stock, net of offering costs	—	53,717
Payment of dividends to preferred shareholders	(2,875)	—
Exercise of stock options	41	—

Net cash (used for) provided by financing activities	(54,364)	20,158

Effect of exchange rates on cash	(40)	49

(Decrease) increase in cash	(8,244)	50,359
Cash at beginning of period	17,011	10,800

Cash at end of period	$8,767	$61,159

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2009, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs and operating expenses.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2010	2009
Land, building and equipment	$113,306	$111,777
Hotel systems:
Installed system costs	612,153	630,651
Customer acquisition costs	55,937	55,889
System components	32,836	31,832
Software costs	37,453	36,497

Total	851,685	866,646
Less — depreciation and amortization	(674,562)	(659,983)

Property and equipment, net	$177,123	$206,663

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

Our goodwill is not amortized; rather, it is tested for impairment at least annually or if there is a triggering event which indicates the carrying value may not be recoverable. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing is not required for our finite-life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. During the second quarter of 2010, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2009
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081

Activity during the period	—	—	—

Balance as of June 30, 2010
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
We have the following intangible assets (dollar amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(20,792)	$120,315	$(17,629)
Other acquired intangibles	12,884	(12,477)	12,884	(12,130)
Tradenames	3,103	(1,875)	3,094	(1,626)
Acquired patents	5,146	(4,427)	5,142	(4,009)

	$141,448	$(39,571)	$141,435	$(35,394)

We recorded consolidated amortization expense of $4.2 million and $4.7 million, respectively, for the six months ended June 30, 2010 and 2009. We estimate total amortization expense for the six months remaining in 2010 and the years ending December 31, as follows (dollar amounts in millions): 2010 — $3.9; 2011 — $7.1; 2012 — $6.6; 2013 — $6.4; 2014 — $6.3 and 2015 — $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended June 30. Dollar amounts are in thousands, except share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic EPS:
Net (loss) income	$(3,145)	$(5,213)	$(5,647)	$745
Preferred stock dividends	(1,437)	(32)	(2,875)	(32)

	$(4,582)	$(5,245)	$(8,522)	$713
(Loss) income allocated to participating securities (1)	—	—	—	2

Net (loss) income available to common stockholders	$(4,582)	$(5,245)	$(8,522)	$711

Weighted average shares outstanding for basic earnings per common share	24,996,955	22,432,311	23,877,958	22,418,286
Basic earnings per share	$(0.18)	$(0.23)	$(0.36)	$0.03

Diluted EPS:
Net (loss) income	$(3,145)	$(5,213)	$(5,647)	$745
Preferred stock dividends	(1,437)	(32)	(2,875)	(32)

	$(4,582)	$(5,245)	$(8,522)	$713
(Loss) income allocated to participating securities (1)	—	—	—	2

Net (loss) income available to common stockholders	$(4,582)	$(5,245)	$(8,522)	$711

Weighted average shares outstanding for basic earnings per common share	24,996,955	22,432,311	23,877,958	22,418,286
Dilutive effect of potential shares (2)	N/A	N/A	N/A	171,875

Weighted average shares outstanding for diluted earnings per common share	24,996,955	22,432,311	23,877,958	22,590,161
Diluted earnings per share	$(0.18)	$(0.23)	$(0.36)	$0.03

Potential dilutive common shares (2)	17,149,267	17,054,776	17,149,267	16,732,942

(1)	For the three and six months ended June 30, 2010 and the three months ended June 30, 2009, participating securities were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)	For the three and six months ended June 30, 2010 and the three months ended June 30, 2009, potential dilutive common shares, which include stock options, unvested restricted stock and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, potential common shares, which include stock options with exercise prices greater than the average market price of our common stock, and potential common shares from the conversion of preferred stock were excluded from the diluted earnings per share calculation, as their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2010	2009
Property, sales and other taxes	$6,182	$6,933
Compensation	6,318	4,360
Interest	23	92
Programming related	1,351	2,510
Restructuring and reorganization	580	758
Preferred stock dividends	1,437	1,437
Other	2,545	3,047

	$18,436	$19,137

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2010	2009
Bank Credit Facility:
Bank term loan	$403,369	$467,998
Revolving credit facility	—	—
Capital leases	1,546	1,948

	404,915	469,946
Less current maturities	(5,284)	(6,101)

	$399,631	$463,845

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,104,072. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of June 30, 2010, our consolidated leverage ratio was 3.52 compared to the maximum allowable ratio of 3.75 and our consolidated interest coverage ratio was 3.21 compared to the minimum allowable ratio of 3.00. Our maximum consolidated leverage ratio will be 3.50 starting in the third quarter of 2010 to maturity in 2014. Our minimum consolidated interest coverage ratio will continue to be 3.00 to maturity in 2014. The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 14). The term loan interest rate as of June 30, 2010 was 2.54%. The all-in weighted average interest rate for the quarter ended June 30, 2010 was 7.28%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.

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
During the first quarter of 2010, we made an additional prepayment of $44.0 million on the term loan, in addition to the required payment of $1.3 million, and we wrote off $0.5 million of related debt issuance costs. In March 2010, we received net proceeds of $13.7 million from a common stock offering, which were used as part of our additional prepayment on the term loan. The common stock offering is discussed in more detail in Note 16. During the second quarter of 2010, we made an additional prepayment of $22.2 million on the term loan, in addition to the required payment of $1.2 million, and we wrote off $0.3 million of related debt issuance costs. As a result of our previous repayments, our required quarterly payments have been reduced to $1.1 million, effective September 2010.
In March 2009, in addition to the required quarterly payment of $1.5 million, we prepaid $6.7 million on the term loan, and acquired, through our wholly-owned subsidiary, $31.5 million of outstanding debt as part of our debt reduction initiative. We recorded a gain on the extinguishment of debt of $9.3 million and wrote off $0.5 million of related debt issuance costs. In June 2009, we made our required quarterly payment of $1.5 million and received net proceeds of $53.7 million from our preferred stock offering. We used $27.7 million of those proceeds to make an additional prepayment on the term loan in July 2009. The preferred stock offering is discussed in more detail in Note 15. We did not make any additional prepayments in the second quarter of 2009.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of June 30, 2010, we had outstanding letters of credit totaling $395,000, which reduce amounts available under the revolver. During the second quarter of 2010, we borrowed $8.0 million under the revolving portion of the Credit Facility and repaid the entire amount as of June 30, 2010.
Capital Leases — As of June 30, 2010, we have total capital lease obligations of $1.5 million. We acquired approximately $156,000 of equipment under capital lease arrangements during the six months ended June 30, 2010. Our capital lease obligations consist primarily of vehicles used in our field service operations.
As of June 30, 2010, long-term debt has the following scheduled maturities for the six months remaining in 2010 and the full years ending December 31, 2011 and after (dollar amounts in thousands):

	2010	2011	2012	2013	2014
Long-term debt	$2,208	$4,416	$4,416	$4,416	$387,913
Capital leases	516	743	329	56	18

	2,724	5,159	4,745	4,472	387,931

Less amount representing interest on capital leases	(45)	(51)	(16)	(3)	(1)

	$2,679	$5,108	$4,729	$4,469	$387,930

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 — Comprehensive Income
FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income was as follows for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income	$(3,145)	$(5,213)	$(5,647)	$745
Foreign currency translation adjustment	(546)	1,430	50	679
Unrealized gain on interest rate swap agreements	5,808	5,182	8,904	7,843

Comprehensive income	$2,117	$1,399	$3,307	$9,267

Components of accumulated other comprehensive loss as shown on our Consolidated Balance Sheets were as follows (dollar amounts in thousands):

	June 30,	December 31,
	2010	2009
Unrealized loss on interest rate swap agreements	$(17,719)	$(26,623)
Foreign currency translation adjustment	2,448	2,398

Accumulated other comprehensive loss	$(15,271)	$(24,225)

Note 8 — Statements of Cash Flows
Cash is comprised of demand deposits. Cash paid for interest was $16.0 million and $19.4 million, respectively, for the six months ended June 30, 2010 and 2009. Cash paid for taxes was $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.
Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation – Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three and six months ended June 30, 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation cost:
Stock options	$366	$348	$678	$519
Restricted stock	282	322	282	423

Total share based compensation expense	$648	$670	$960	$942

For the six months ended June 30, 2010, cash received from stock option exercises was $41,000 and in 2009, there was no cash received from stock option exercises. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.
Stock Options
For the three months ended June 30, 2010, we granted 35,000 stock options to non-employee directors of the Company, and we granted 30,000 stock options to certain officers. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends on our common stock; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
Restricted Stock
For the three months ended June 30, 2010, we awarded 66,500 shares of time-based restricted stock to our non-employee directors and 20,000 shares of time-based restricted stock to certain officers, both grants pursuant to our 2003 Stock Option and Incentive Plan. The shares awarded to our non-employee directors vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The shares awarded to certain officers will vest over four years from the date of grant, with 50% vested at the end of year three and 50% vested at the end of year four. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the second quarter of 2010, we did not issue any performance-based restricted stock.
Note 10 — Restructuring
As a result of our previous restructuring initiatives related to our post acquisition activities, and the uncertain economy, we incurred $239,000 and $242,000 of costs during the three and six months ended June 30, 2010, respectively, and $75,000 and $181,000 of costs during the three and six months ended June 30, 2009, respectively. All costs are included in operating expenses on the Consolidated Statements of Operations.
We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily recurring facilities expenses related to the post acquisition restructuring and reduction in force initiatives noted above, will be in the range of $100,000 to $500,000. Additional accruals and cash payments related to the restructuring activities are dependent upon execution of additional subleasing arrangements or reduction in force, which could change our expense estimates.
The above restructuring activities primarily occurred within our Hospitality and Advertising Services business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Total
December 31, 2009 balance	$336	$422	$758
Charges to expense	199	43	242
Cash payments	(198)	(222)	(420)

June 30, 2010 balance	$337	$243	$580

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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps — liability position	$19,188	$19,188	$26,623	$26,623
Long-term debt	$404,915	$367,281	$469,946	$421,976
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
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is recognized in other long-term liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective. We plan to hold the swap agreements to maturity. As a result of our additional payments on the Credit Facility, a portion of our swap arrangements was rendered ineffective (see Note 14).
The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2009:
Interest rate swaps — liability position	$26,623	$—	$26,623	$—

Six Months Ended June 30, 2010:
Interest rate swaps — liability position	$19,188	$—	$19,188	$—

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at June 30, 2010.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010.
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

Financial information related to our reportable segments for the three and six months ended June 30 is as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues:
Hospitality	$109,074	$117,873	$222,233	$241,915
Advertising Services	2,584	1,699	4,924	3,459
Healthcare	1,413	2,409	3,966	4,699

Total	$113,071	$121,981	$231,123	$250,073

Operating profit:
Hospitality	$32,864	$37,352	$67,358	$77,054
Advertising Services	212	(782)	(10)	(1,504)
Healthcare	262	427	607	1,145

Operating profit	33,338	36,997	67,955	76,695

Corporate	(6,113)	(6,043)	(11,915)	(11,540)
Depreciation and amortization	(20,925)	(26,258)	(43,097)	(53,363)
Restructuring charge	(239)	(75)	(242)	(181)
Other operating income (expense)	—	45	(6)	176
Interest expense	(8,712)	(9,812)	(17,395)	(19,693)
(Loss) gain on extinguishment of debt	—	(4)	—	9,292
Loss on early retirement of debt	(267)	—	(760)	(541)
Other income	2	144	227	319

Income (loss) before income taxes	$(2,916)	$(5,006)	$(5,233)	$1,164

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
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of June 30, 2010, we had entered into fixed rate swap agreements for $437.5 million at an average interest rate of 5.05%.
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

Our additional payments on the Credit Facility rendered a portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $0.8 million and $1.5 million for the three and six months ended June 30, 2010, respectively, and was recognized in interest expense in our Consolidated Statements of Operations. The charge is a non-cash charge and does not impact the amount of cash interest paid during the quarter.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of June 30, 2010 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Interest rate swaps	$437,500	Other long-term liabilities	$—	$(19,188)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 was $17.7 million, which is net of the $1.5 million ineffective portion charged to interest expense, and $26.6 million, respectively.
A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30 is as follows (dollar amounts in thousands):

	Effective Portion
		Income Statement
		Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Three Months Ended June 30, 2009:
Interest rate swaps	$(138)	Interest expense	$4,999	Interest expense	$321

Three Months Ended June 30, 2010:
Interest rate swaps	$(326)	Interest expense	$5,323	Interest expense	$811

Six Months Ended June 30, 2009:
Interest rate swaps	$(2,037)	Interest expense	$9,559	Interest expense	$321

Six Months Ended June 30, 2010:
Interest rate swaps	$(3,142)	Interest expense	$10,577	Interest expense	$1,469
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

Dividends were declared on the preferred stock by our Board of Directors on July 7, 2010. As of June 30, 2010, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. The dividends were paid on July 15, 2010.
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
Note 17 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid. On June 30, 2010, the Court, through the Magistrate Judge, issued a Memorandum Opinion and Order (the “Markman Order”), which construed certain disputed terms in the patent at issue in the case. The plaintiff and several defendants have filed objections with the Court for review of various portions of the Order. On July 1, 2010, the Magistrate Judge issued a report and recommendation that the Court grant the motion of the defendants for summary judgment with respect to claims 15, 16, 17, 19, 22 and 23 of the patent on grounds that such claims in the patent are indefinite and invalid. The plaintiff has filed objections with the Court for review of report and recommendation regarding summary judgment.
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

Note 18 — Effect of Recently Issued Accounting Standards
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
In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. Entities may also elect to adopt the amendments retrospectively for all prior periods. We are evaluating the effect from the adoption of this ASU on our current and future business models. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of June 30, 2010, we provided interactive media and connectivity solutions to approximately 1.9 million hotel rooms. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of June 30, 2010, our system was installed in 52 healthcare facilities, representing approximately 10,900 beds.

During the quarter, our strategic focus continued to be on driving free cash flow and reducing debt. Free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for investing activities, including growth-related capital, increased 55.7%, to 22.6 million in the current quarter compared to $14.5 million in the prior year quarter. We reduced our long-term debt by $22.1 million, or 5.2%, during the current quarter. Quarter over quarter, other profitability metrics also improved, including operating income increasing 29.9%, loss per share improving 21.7% and revenue from our diversification initiatives, which focus on non-Guest Entertainment revenue, was at 41.7% of total revenue. During the quarter, our gross profit margin increased 40 basis points, to 44.4%. We continue to manage our business conservatively by controlling operating expenses and capital spending and paying down our debt to position us for long-term sustained growth. We believe our strategic initiatives are positioning us well for solid future revenue and enhancements to shareholder value.
During the quarter, we unveiled Envision, our latest innovation delivering the high-definition interactive platform through cloud-connected interactive television (“iTV”). Envision will connect hotel guests to interactive information and entertainment, and will connect hoteliers to their guests using one-to-one marketing applications. Our advanced interactive applications eCompendium and eConcierge include services such as the ability of the hotel to sell, manage and post local advertising, communicate hotel and meeting events and provide wakeup services, all through the guest room television. Hotels can also earn revenue through new transactional apps such as eTickets and ePurchases, designed to fulfill guest needs. The television now has the potential to become more than just in-room entertainment; it can be a dynamic platform for hoteliers to use in building guest relationships which will provide them value in a number of ways. We believe Envision represents a significant revenue growth opportunity, as it enables new subscription and transactional-based revenues.
Our total revenue for the second quarter of 2010 was $113.1 million, a decrease of $8.9 million or 7.3%, compared to the second quarter of 2009. The decrease in revenue was from Guest Entertainment, Healthcare and System Sales and Related Services, partially offset by increases in revenue from Advertising Services and Hotel Services.
Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $7.9 million or 6.6%, to $111.7 million for the second quarter of 2010 as compared to $119.6 million for the prior year quarter. Average monthly revenue per room generated by Hospitality and Advertising Services was $21.22 for the second quarter of 2010, a decrease of 2.2% as compared to $21.69 per room in the second quarter of 2009.
Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $9.0 million or 12.0%, to $66.0 million in the second quarter of 2010. Our results continued to be driven by the conservative consumer buying pattern of travelers, as average monthly Guest Entertainment revenue per room for the second quarter of 2010 declined 7.8% to $12.54 compared to $13.60 for the second quarter of 2009. Average monthly movie revenue per room was $11.68 for the second quarter of 2010, an 8.5% reduction as compared to $12.77 per room in the prior year quarter. Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $0.8 million or 2.5%, to $34.1 million during the second quarter of 2010 versus $33.3 million in the second quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the second quarter of 2010 increased 7.3% to $6.48 compared to $6.04 for the second quarter of 2009. Monthly cable television programming revenue per room increased 8.0% to $5.92 for the second quarter of 2010 as compared to $5.48 for the second quarter of 2009. These increases resulted primarily from the continued installation of high definition television systems and additional cable television programming services. Recurring broadband Internet revenue per room was flat at $0.56 quarter over quarter. System Sales and Related Services revenue, which includes revenue from the sales of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels, decreased $0.6 million or 6.4%, to $9.0 million during the second quarter of 2010 versus $9.6 million in the second quarter of 2009. The decrease was primarily from lower sales and installations of broadband systems. Advertising Services revenue, generated by The Hotel Networks (“THN”), our advertising services subsidiary, increased $0.9 million or 52.1%, to $2.6 million during the second quarter of 2010 compared to $1.7 million in the prior year period. This increase was primarily the result of an increase in channel access fees and general advertising revenue, as national advertisers expanded their ad buys on our system.

Healthcare revenue, which includes the sale of interactive systems and services to healthcare facilities, decreased $1.0 million or 41.3%, to $1.4 million during the second quarter of 2010 versus $2.4 million in the second quarter of 2009. During the current quarter, we installed two facilities and 598 beds compared to five facilities and 1,107 beds in the prior year period. We have six signed healthcare contracts in our backlog currently waiting installation.
Total direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below) were $62.9 million in the second quarter of 2010, a decrease of $5.4 million or 7.9%, as compared to $68.3 million in the second quarter of 2009. The decrease in total direct costs was primarily due to decreased commissions and royalties of $4.4 million, which vary with revenue. Partially offsetting the reduction was an increase in incremental cable television programming costs of $0.6 million, which vary with the number of rooms served and the services provided. For the second quarter of 2010, total direct costs as a percentage of revenue was 55.6% as compared to 56.0% for the second quarter of 2009.
System operations expenses and selling, general and administrative (“SG&A”) expenses were $22.9 million in the second quarter of 2010 compared to $22.7 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 9.4% this quarter as compared to 9.0% in the second quarter of 2009. Per average installed room, system operations expenses increased to $2.02 per room per month this quarter as compared to $2.00 in the prior year quarter. The increases in total operating expenses were primarily the result of higher legal and professional fees, business travel costs and repairs and maintenance costs, partially offset by lower property taxes.
Despite the revenue decline, we generated $27.0 million of cash from operating activities as compared to $20.2 million in the second quarter of 2009. In June 2010, we made the required quarterly payment of $1.2 million on the term loan and also made an additional payment of $22.2 million. During the second quarter of 2009, we made only the required term loan repayment of $1.5 million, and did not make any additional payments. The leverage ratio at the end of this quarter, calculated on a consolidated debt basis, was 3.52 times versus the covenant of 3.75 times. The increase in cash provided by operating activities was primarily due to changes in working capital. Cash as of June 30, 2010 was $8.8 million compared to $61.2 million on June 30, 2009. The increased balance as of June 30, 2009 was due to the net proceeds from the preferred stock offering of $53.7 million.
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
Our total guest generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format. Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, the deteriorating economic conditions have had a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

•	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and is distributed over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•	Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, cable television programming reception equipment, Internet conference services, and professional services, such as design, project management and installation services.
Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of June 30, 2010 and June 30, 2009, we provided advertising media services to approximately 1.2 million hotel rooms. We also deliver targeted advertising to more than 360,000 hotel rooms on 10 popular satellite-delivered channels.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services business is the number of rooms we serve for our various services. As of June 30, we had the following number of rooms installed with the designated service:

	June 30,
	2010	2009
Total rooms served (1)	1,888,287	1,956,562
Total Guest Entertainment rooms (2)	1,738,311	1,827,636
Total HD rooms (3)	246,739	210,262
Percent of Total Guest Entertainment rooms	14.2%	11.5%
Total Cable Television Programming (FTG) rooms (4)	1,070,081	1,104,660
Percent of Total Guest Entertainment rooms	61.6%	60.4%
Total Broadband Internet rooms (5)	195,294	219,260
Percent of Total rooms served	10.3%	11.2%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 86.5% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

(5)	Represents rooms receiving high-speed Internet service.
The decline in Guest Entertainment rooms is driven by removal of certain tape-based and standard-definition systems which do not meet our economic criteria for conversion to high-definition and the availability of new rooms through hotel construction has been reduced due to the slower growth in the overall hotel industry.

High Definition Room Growth
We also track the penetration of our high-definition television (HDTV) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms and convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of an HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets given the negative impact of the economy on the hospitality industry. The Company remains focused on continuing the rollout of high-definition systems within the capital constraints of the hotels and the Company’s conservative operating plan. We installed our systems in the following number of net new rooms and had the following total rooms installed as of June 30:

	June 30,
	2010	2009
Net new HDTV rooms for the three months ended	6,592	10,747
Net new HDTV rooms for the six months ended	14,988	18,546
Total HDTV rooms installed	246,739	210,262
HDTV rooms as a percent of total Guest Entertainment rooms	14.2%	11.5%
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

	Three Months Ended		Years Ended
	June 30,	June 30,	December 31,	December 31,
	2010	2009	2009	2008
Average cost per HD room — new installation	$269	$320	$339	$398
Average cost per HD room — conversion	$186	$266	$241	$320
The decrease in the average cost per new and converted HD rooms from 2008 to 2010 was primarily driven by a larger average room size for properties installed, lower component and overhead costs and hotels contributing a greater share of total installation costs through purchases of systems and equipment.

Average Revenue Per Room
We monitor the average revenue we generate per Hospitality and Advertising Services room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment. During the quarter, occupancy increased approximately 7.9% as compared to the second quarter of 2009. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. Advertising Services revenue can fluctuate based on the demand for advertising and the performance of products and services sold to business and leisure travelers, as well as the number of rooms available to promote within. The following table sets forth the components of our Hospitality and Advertising Services revenue per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.54	$13.60	$12.76	$13.66
Hotel Services	6.48	6.04	6.48	5.98
System Sales and Related Services	1.71	1.74	1.76	2.18
Advertising Services	0.49	0.31	0.47	0.31

Total Hospitality and Advertising Services revenue per room	$21.22	$21.69	$21.47	$22.13

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct expenses per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.78	$5.42	$4.99	$5.46
Hotel Services	5.63	5.22	5.61	5.23
System Sales and Related Services	1.15	1.21	1.18	1.54
Advertising Services	0.26	0.28	0.26	0.28

Total Hospitality and Advertising Services direct costs per room	$11.82	$12.13	$12.04	$12.51

The average direct cost per Guest Entertainment room varies with revenue and, from 2009 to 2010, was driven by the amount of commissions earned by the hotels and a change in the mix of products purchased.

Healthcare Business
The healthcare market in the United States consists of approximately 900,000 hospital beds across 5,900 facilities. We believe most hospitals currently do not have any form of interactive television services. The main interests in interactive television services include driving patient satisfaction; providing robust patient education with comprehensive reporting; and operation efficiencies and cost savings for automating processes, such as integrated food ordering. Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
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
As of June 30, 2010, we have equipped 52 healthcare facilities, or approximately 10,900 beds, with these services and solutions to improve the overall patient experience, as compared to 39 properties or approximately 8,500 beds as of June 30, 2009.
General Operations
Total Operating Expenses
We also monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (“SG&A”) primarily include payroll costs, share based compensation, engineering development costs and legal, marketing, professional and compliance costs. The following table sets forth the components of our operating expenses per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Systems operations expenses	$2.02	$2.00	$2.00	$1.93
SG&A expenses	2.34	2.12	2.31	2.03
Depreciation and amortization (D&A)	3.98	4.77	4.07	4.81
Restructuring charge	0.05	—	0.02	0.02
Other operating income, net	—	(0.01)	—	(0.02)

	$8.39	$8.88	$8.40	$8.77

Systems operations as a percent of total revenue	9.4%	9.0%	9.1%	8.5%
SG&A as a percent of total revenue	10.9%	9.6%	10.6%	9.0%
D&A as a percent of total revenue	18.5%	21.5%	18.6%	21.4%
Total operating expenses as a percent of total revenue	39.0%	40.1%	38.5%	38.9%
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

We define free cash flow, a non-GAAP measure, as cash provided by operating activities less cash used for certain investing activities, including growth related capital. Free cash flow is a key liquidity measure, but should not be construed as an alternative to cash flows from operating activities or as a measure of our profitability or performance. We provide information about free cash flow because we believe it is a useful way for us, and our investors, to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures. GAAP requires us to provide information about cash flow generated from operations. Our definition of free cash flow does not take into account our debt service requirements or other commitments. Accordingly, free cash flow is not necessarily indicative of amounts of cash which may be available to us for discretionary purposes. Our method of computing free cash flow may not be comparable to other similarly titled measures of other companies.
Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. During the first half of 2010, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash provided by operating activities	$27,016	$20,176	$55,114	$41,123
Property and equipment additions	(4,429)	(5,670)	(8,954)	(10,971)

	$22,587	$14,506	$46,160	$30,152

Liquidity and Capital Resources
During the first six months of 2010, cash provided by operating activities was $55.1 million. For the first six months of 2010, we used $9.0 million of the cash we generated for property and equipment additions, including growth-related capital. During the same period, we made additional payments of $66.2 million against the Term B portion of our Credit Facility, in addition to the required quarterly payments of $2.4 million. We also used $2.9 million for preferred stock dividends. During the first six months of 2009, cash provided by operating activities was $41.1 million. For the first six months of 2009, we used cash for property and equipment additions, including growth-related capital, of $11.0 million. During the same period, we made an additional payment of $6.7 million against the Term B portion of our Credit Facility, in addition to the required quarterly payments of $3.0 million. We did not make a preferred stock dividend payment. The increase in cash provided by operating activities for the first six months of 2010 compared to the first six months of 2009 was primarily due to changes in working capital. Cash as of June 30, 2010 was $8.8 million versus $17.0 million as of December 31, 2009.
In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock to the underwriter, for resale to the public. The underwriter had an option to purchase up to 324,000 additional shares of common stock to cover overallotments. We completed our offering of 2,484,000 shares (inclusive of the underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million. Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million. The net proceeds of $13.7 million were used to reduce our debt in the near-term.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $50.0 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. During 2010, we plan to continue to allocate a substantial portion of our cash flow from operations to the repayment of debt and use the balance of the cash flow for capital expenditures. As of June 30, 2010, working capital was $(26.9) million, compared to $(4.9) million at December 31, 2009.
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
In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The required quarterly payments are currently $1.1 million, and will be adjusted for any additional reduction in principal as a result of our early repayments against the loan. For the second quarter of 2010, the adjusted quarterly payment requirement was $1.2 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We have entered into fixed rate swap agreements for $437.5 million of the outstanding term loan, with fixed interest rates ranging from 4.97% to 5.09% (see Note 14 to the financial statements). The term loan interest rate as of June 30, 2010 was 2.54%. The all-in weighted average interest rate for the quarter ended June 30, 2010 was 7.28%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2010	2009
Actual consolidated leverage ratio (1) (3)	3.52	4.19
Maximum per covenant	3.75	4.25

Actual consolidated interest coverage ratio (2) (3)	3.21	3.20
Minimum per covenant	3.00	2.75

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants would have a material adverse effect on us.
We do not utilize special purpose entities or off balance sheet financial arrangements.

Our debt covenant ratios will change in future periods as follows:

Q3 2010
to maturity
Maximum consolidated leverage ratio	3.50

Minimum consolidated interest coverage ratio	3.00
In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (as defined in the Credit Facility), to manage our level of capital investment and to continue to reduce our debt. We continue taking actions within our control to reduce our debt and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, raising additional capital or reductions in our operating expenses. We believe we are balancing the interest of our customers and our Company by reducing our capital investments, reducing our operating cost structure and aggressively reducing the level of debt. We achieved a consolidated leverage ratio of 3.52 compared to the maximum allowable ratio of 3.75 for the second quarter of 2010. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. We are committed to reducing our debt and are taking actions to remain in compliance with our debt covenants. Our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of June 30, 2010, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of June 30, 2010 was $404.9 million versus $469.9 million as of December 31, 2009.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature. A portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, was rendered ineffective due to the additional payments on our term loan. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $0.8 million and $1.5 million for the three and six months ended June 30, 2010, respectively, and was recognized in interest expense in our Consolidated Statements of Operations. All of the swap agreements have been issued by Credit Suisse International.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of June 30, 2010, we had outstanding letters of credit totaling $395,000.

Obligations and commitments as of June 30, 2010 were as follows (dollar amounts in thousands):

	Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$404,915	$5,284	$9,473	$390,158	$—
Interest on bank term loan (1)	40,436	10,972	21,461	8,003	—
Interest on derivative instruments (net)	20,022	20,022	—	—	—
Operating lease payments	3,800	1,919	1,520	361	—
Purchase obligations (2)	6,276	4,136	1,732	408	—
Minimum royalties and commissions (3)	1,241	1,028	213	—	—

Total contractual obligations	$476,690	$43,361	$34,399	$398,930	$—

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$395	$395	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments, primarily for the procurement of system components.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2010 and 2009
Revenue Analysis. Total revenue for the second quarter of 2010 was $113.1 million, a decrease of $8.9 million or 7.3%, compared to the second quarter of 2009. The decrease in revenue was from a decrease in Guest Entertainment, Healthcare and System Sales and Related Services revenue, partially offset by increases in revenue from Advertising Services and Hotel Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended June 30:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$65,963	58.3%	$74,980	61.5%
Hotel Services	34,125	30.2%	33,292	27.3%
System Sales and Related Services	8,986	8.0%	9,601	7.8%
Advertising Services	2,584	2.3%	1,699	1.4%

Total Hospitality and Advertising Services	111,658	98.8%	119,572	98.0%
Healthcare	1,413	1.2%	2,409	2.0%

	$113,071	100.0%	$121,981	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $7.9 million or 6.6%, to $111.7 million in the second quarter of 2010 compared to $119.6 million in the second quarter of 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.22 in the second quarter of 2010, a decrease of 2.2% as compared to $21.69 in the prior year quarter. The following table sets forth information with respect to revenue per Hospitality and Advertising Services room for the quarter ended June 30:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.54	$13.60
Hotel Services	6.48	6.04
System Sales and Related Services	1.71	1.74
Advertising Services	0.49	0.31

Total Hospitality and Advertising Services revenue per room	$21.22	$21.69

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $9.0 million or 12.0%, to $66.0 million in the second quarter of 2010 as compared to $75.0 million in the prior year quarter. On a per-room basis, monthly Guest Entertainment revenue for the second quarter of 2010 declined 7.8%, to $12.54 compared to $13.60 for the second quarter of 2009. This change in revenue per room continues to be driven by the conservative consumer buying pattern of travelers. Average monthly movie revenue per room was $11.68 for the second quarter of 2010, an 8.5% reduction as compared to $12.77 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room increased 3.6% to $0.86 in the second quarter of 2010, driven by an increase in television on-demand programming.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $0.8 million or 2.5%, to $34.1 million during the second quarter of 2010 versus $33.3 million in the second quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the second quarter of 2010 increased 7.3%, to $6.48 compared to $6.04 for the second quarter of 2009. Monthly cable television programming revenue per room increased 8.0%, to $5.92 for the second quarter of 2010 as compared to $5.48 for the second quarter of 2009. These increases resulted primarily from the continued installation of high definition television systems and additional cable television programming services. Recurring broadband Internet revenue per room was flat at $0.56 quarter over quarter.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the second quarter of 2010, revenue decreased $0.6 million or 6.4%, to $9.0 million as compared to $9.6 million for the second quarter of 2009. The decrease was primarily from lower sales and installations of broadband systems.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the second quarter of 2010, revenue increased $0.9 million or 52.1%, to $2.6 million as compared to $1.7 million in the prior year period. This increase was primarily the result of increased channel access fees and general advertising revenue, as national advertisers expanded their ad buys on our system.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue decreased $1.0 million or 41.3%, to $1.4 million in the second quarter of 2010 as compared to $2.4 million for the second quarter of 2009. During the current quarter, we installed 598 beds and two facilities compared to 1,107 beds and five facilities during the prior year period. We have six signed healthcare contracts in our backlog currently waiting installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $5.4 million or 7.9%, to $62.9 million in the second quarter of 2010 as compared to $68.3 million in the second quarter of 2009. Total direct costs were 55.6% of revenue for the second quarter of 2010 as compared to 56.0% in the second quarter of 2009. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $62.2 million for the second quarter of 2010 compared to $66.9 million for the prior year quarter. The decrease in total direct costs was primarily related to decreases in commissions and royalties, which vary with revenue. The decrease was offset, in part, by an increase in incremental cable television programming costs, which vary with the number of rooms served and the services provided.

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,627	9.4%	$11,016	9.0%
Selling, general and administrative	12,314	10.9%	11,705	9.6%
Depreciation and amortization	20,925	18.5%	26,258	21.5%
Restructuring charge	239	0.2%	75	0.0%
Other operating income	—	—	(45)	0.0%

Total operating expenses	$44,105	39.0%	$49,009	40.1%

System operations expenses decreased $0.4 million or 3.5%, to $10.6 million in the second quarter of 2010 as compared to $11.0 million in the second quarter of 2009. The decrease was primarily the result of lower property taxes. As a percentage of total revenue, system operations expenses increased to 9.4% this quarter as compared to 9.0% in the second quarter of 2009. Per average installed room, system operations expenses also increased, to $2.02 per room per month compared to $2.00 in the prior year quarter.
Selling, general and administrative (“SG&A”) expenses increased $0.6 million or 5.2%, to $12.3 million in the current quarter as compared to $11.7 million in the second quarter of 2009. As a percentage of revenue, SG&A expenses were 10.9% in the current quarter as compared to 9.6% in the prior year quarter. SG&A expenses per average installed room were $2.34 for the current quarter as compared to $2.12 in the second quarter of 2009. The increases resulted from higher legal and professional fees, business travel costs and repairs and maintenance costs.
Depreciation and amortization expenses were $20.9 million in the second quarter of 2010 as compared to $26.3 million in the second quarter of 2009. The decline was due to assets becoming fully depreciated and the reduction in capital investments over the past two years. As a percentage of revenue, depreciation and amortization expenses were 18.5% in the second quarter of 2010 compared to 21.5% in the second quarter of 2009.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the current quarter, we incurred costs of $239,000. During the second quarter of 2009, we had costs of $75,000 related to post acquisition restructuring activities.
Operating Income. As a result of the factors described above, operating income increased to $6.1 million in the second quarter of 2010 compared to $4.7 million in the second quarter of 2009.
Interest Expense. Interest expense was $8.7 million in the current quarter versus $9.8 million in the second quarter of 2009. The decrease resulted from the change in the average outstanding balance under the Credit Facility, to $428.8 million in the second quarter of 2010 from $545.8 million in the second quarter of 2009. The interest rate was 7.3% for the second quarter of 2010 versus 6.8% for the second quarter of 2009. Interest expense for the second quarter of 2010 included $0.8 million of non-cash interest charges related to our interest rate swap position, compared to $0.3 million in the second quarter of 2009.
Loss on Early Retirement of Debt. During the second quarter of 2010, we made additional prepayments on the term loan totaling $22.2 million, and wrote off $0.3 million of unamortized debt issuance costs. During the second quarter of 2009, we did not make any additional prepayments on our term loan.
Other Income. In the second quarter of 2010, we recorded a total of $2,000 of other income, including interest income. In the second quarter of 2009, we recorded a total of $144,000 of other income, including interest income.

Taxes. For the second quarter of 2010, we incurred state franchise taxes of $229,000. For the second quarter of 2009, we incurred state franchise taxes of $207,000.
Net Loss. As a result of the factors described above, net loss was $(3.1) million for the second quarter of 2010 compared to net loss of $(5.2) million in the prior year quarter.

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2010 and 2009
Revenue Analysis. Total revenue for the first six months of 2010 was $231.1 million, a decrease of $19.0 million or 7.6%, compared to the first six months of 2009. The decrease in revenue was from a decrease in Guest Entertainment, System Sales and Related Services and Healthcare revenue, partially offset by increases in revenue from Hotel Services and Advertising Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the six months ended June 30:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$135,045	58.4%	$151,468	60.6%
Hotel Services	68,612	29.7%	66,264	26.5%
System Sales and Related Services	18,576	8.1%	24,183	9.6%
Advertising Services	4,924	2.1%	3,459	1.4%

Total Hospitality and Advertising Services	227,157	98.3%	245,374	98.1%
Healthcare	3,966	1.7%	4,699	1.9%

	$231,123	100.0%	$250,073	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $18.2 million or 7.4%, to $227.2 million in the first half of 2010 compared to $245.4 million in the first half of 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.47 in the first six months of 2010, a decrease of 3.0% as compared to $22.13 in the prior year period. The following table sets forth information with respect to revenue per Hospitality and Advertising Services room for the six months ended June 30:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.76	$13.66
Hotel Services	6.48	5.98
System Sales and Related Services	1.76	2.18
Advertising Services	0.47	0.31

Total Hospitality and Advertising Services revenue per room	$21.47	$22.13

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $16.5 million or 10.8%, to $135.0 million in the first six months of 2010 as compared to $151.5 million in the prior year period. On a per-room basis, monthly Guest Entertainment revenue for the first half of 2010 declined 6.6%, to $12.76 compared to $13.66 for the first half of 2009. This change in revenue per room continues to be driven by the conservative consumer buying pattern of travelers. Average monthly movie revenue per room was $11.92 for the first half of 2010, a 7.2% reduction as compared to $12.85 per room in the prior year period. Non-movie Guest Entertainment revenue per room increased 3.7% to $0.84 in the first six months of 2010, driven by an increase in television on-demand programming.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $2.3 million or 3.5%, to $68.6 million during the first half of 2010 versus $66.3 million in the first half of 2009. On a per-room basis, monthly Hotel Services revenue for the first six months of 2010 increased 8.4%, to $6.48 compared to $5.98 for the first six months of 2009. Monthly cable television programming revenue per room increased 9.0%, to $5.92 for the first six months of 2010 as compared to $5.43 for the first six months of 2009. These increases resulted primarily from the continued installation of high definition television systems and additional cable television programming services. Recurring broadband Internet revenue per room was $0.56 for the first half of 2010 as compared to $0.55 for the first half of 2009.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first half of 2010, revenue decreased $5.6 million or 23.2%, to $18.6 million as compared to $24.2 million for the first half of 2009. This decrease was due in part to the completion of a material HDTV equipment conversion contract in the first quarter of 2009, which contributed approximately $4.2 million of revenue, as well as lower sales and installations of broadband systems in 2010.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first six months of 2010, revenue increased $1.4 million or 42.4%, to $4.9 million as compared to $3.5 million in the prior year period. This increase was primarily the result of increased channel access fees.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue decreased $0.7 million or 15.6%, to $4.0 million in the first six months of 2010 as compared to $4.7 million for the first six months of 2009. During the current period, we installed 1,733 beds and 7 facilities compared to 1,998 beds and 11 facilities during the prior year period. We have six signed healthcare contracts in our backlog currently waiting installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $11.6 million or 8.2%, to $129.5 million in the first half of 2010 as compared to $141.1 million in the first half of 2009. Total direct costs were 56.0% of revenue for the first half of 2010 as compared to 56.4% in the first half of 2009. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $127.4 million for the first six months of 2010 compared to $138.7 million for the prior year period. The decrease in total direct costs was primarily related to decreases in commissions and royalties, as well as system and equipment costs, which all vary with revenue. The decreases were offset, in part, by an increase in incremental cable television programming costs, which vary with the number of rooms served and the services provided.

Operating Expenses. The following table sets forth information in regard to operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$21,142	9.1%	$21,342	8.5%
Selling, general and administrative	24,429	10.6%	22,523	9.0%
Depreciation and amortization	43,097	18.6%	53,363	21.4%
Restructuring charge	242	0.2%	181	0.1%
Other operating expense (income)	6	0.0%	(176)	(0.1)%

Total operating expenses	$88,916	38.5%	$97,233	38.9%

System operations expenses decreased $0.2 million or 0.9%, to $21.1 million in the first half of 2010 as compared to $21.3 million in the first half of 2009. The decrease resulted from lower property taxes, partially offset by higher fuel costs and payroll-related costs. As a percentage of total revenue, system operations expenses increased to 9.1% this period as compared to 8.5% in the first half of 2009. Per average installed room, system operations expenses also increased, to $2.00 per room per month compared to $1.93 in the prior year period.
Selling, general and administrative (“SG&A”) expenses increased $1.9 million or 8.5%, to $24.4 million in the current period as compared to $22.5 million in the first six months of 2009. As a percentage of revenue, SG&A expenses were 10.6% in the current period as compared to 9.0% in the prior year period. SG&A expenses per average installed room were $2.31 for the current period as compared to $2.03 in the first half of 2009. The increases resulted from higher legal and professional fees, business travel costs and repairs and maintenance costs.
Depreciation and amortization expenses were $43.1 million in the first six months of 2010 as compared to $53.4 million in the first six months of 2009. The decline was due to assets becoming fully depreciated and the reduction in capital investments over the past two years. As a percentage of revenue, depreciation and amortization expenses were 18.6% in the first six months of 2010 compared to 21.4% in the first six months of 2009.
We continue to incur nominal costs related to our post acquisition restructuring and workforce reduction initiatives. During the current period, we incurred costs of $242,000. During the first half of 2009, we had costs of $181,000 related to post acquisition restructuring activities.
Operating Income. As a result of the factors described above, operating income increased to $12.7 million in the first half of 2010 compared to $11.8 million in the first half of 2009.
Interest Expense. Interest expense was $17.4 million in the current period versus $19.7 million in the first half of 2009. The decrease resulted from the change in the average outstanding balance under our Credit Facility, to $448.0 million in the first half of 2010 from $565.2 million in the first half of 2009. The interest rate increased to 7.1% for the first half of 2010 versus 6.7% for the first half of 2009. Interest expense for the first six months of 2010 included $1.5 million of non-cash interest charges related to our interest rate swap position, compared to $0.3 million for the first six months of 2009.
Loss on Early Retirement of Debt. During the first six months of 2010, we made additional prepayments on the term loan totaling $66.2 million, and wrote off $0.8 million of unamortized debt issuance costs. During the first six months of 2009, we prepaid $6.7 million on our term loan. As a result of the prepayment and our debt reduction plan, we wrote off $0.5 million of unamortized debt issuance costs.

Gain on Extinguishment of Debt. During the first half of 2009, as part of our debt reduction plan, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of the debt of $9.3 million.
Other Income. In the first half of 2010, we recorded a total of $227,000 of other income, including interest income. In the first half of 2009, we recorded a total of $319,000 of other income, including interest income.
Taxes. For the first six months of 2010, we incurred state franchise taxes of $414,000. For the first six months of 2009, we incurred state franchise taxes of $419,000.
Net (Loss) Income. As a result of the factors described above, net loss was $(5.6) million for the first half of 2010 compared to net income of $0.7 million in the prior year period.

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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
•	Cable Television Programming Services. We generate revenue from the sale of basic and premium cable television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our cable television programming services. We recognize revenue from the sale of cable television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.
•	Broadband System Sales. We provide broadband through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.
•	Other Cable Television Programming Systems and Equipment Sales and Services. We generate revenues from the sale and installation of cable television programming systems (i.e. DIRECTV satellite systems); from the installation of master antenna (MATV) equipment, including wiring, at the hotel; and from the sale of miscellaneous system equipment or services, such as in-room terminals, television remotes or other media devices, along with service parts and labor. Prices for the equipment or services are fixed and determinable prior to delivery. The equipment is not proprietary and can be supplied by other vendors. These sales are not made under multiple element arrangements and we recognized the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server based channels within our interactive room base. Advertising-based media services include traditional television advertising, video-on-demand or interactive advertising, programming carriage services and channel access services. The Hotel Networks delivers targeted advertising to hotel rooms on, or sells programming providers access to, 10 satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server based channels and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment is installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (VSOE) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. In the fourth quarter of 2007, we attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. Effective in the fourth quarter of 2007, the entire selling price of the interactive system is recognized upon installation using the residual method.

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
Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system, as well as unamortized installation costs. Over the last five years, de-installation activity was in a range from 3% to 6% of our installed room base.
Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment at least annually. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the second quarter of 2010.
We have three reporting units, Hospitality, Advertising Services and Healthcare, for which only the Hospitality and Advertising Services units have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. We estimate fair value by utilizing a discounted cash flow analysis based on key assumptions and estimates. We then reconcile the aggregate reporting units’ fair values to our indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for the economic deterioration and expected timing of a recovery from the business downturn. Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.
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
The determination of fair value requires us to make significant estimates and assumptions. These estimates may differ from actual results due to inherent uncertainty, such as deterioration in market conditions, prohibiting expected revenue recovery levels. Our revenue is closely linked to the performance of products and services sold to business and leisure travelers. A significant slow-down in economic activities could adversely impact our business, financial condition, results of operations and cash flows. Consequently, our goodwill may be impaired if the market conditions deteriorate or the capital market erodes. We believe there are no current impacts to our reporting units.
Recent Accounting Developments
See Note 18 to the financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
At June 30, 2010, we had debt totaling $404.9 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Bank term loan	$403,369	$365,735
Capital leases	1,546	1,546

	$404,915	$367,281

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. The term loan interest rate as of June 30, 2010 was 2.54%, and the capital lease interest rate was 7.34%. Our all-in weighted average interest rate, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended June 30, 2010 was 7.28%, compared to 6.83% for the quarter ended June 30, 2009. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $404.9 million and no variable rate debt, as the total swap amount was greater than our term loan amount at June 30, 2010. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the second quarter of 2010 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid. On June 30, 2010, the Court, through the Magistrate Judge, issued a Memorandum Opinion and Order (the “Markman Order”), which construed certain disputed terms in the patent at issue in the case. The plaintiff and several defendants have filed objections with the Court for review of various portions of the Order. On July 1, 2010, the Magistrate Judge issued a report and recommendation that the Court grant the motion of the defendants for summary judgment with respect to claims 15, 16, 17, 19, 22 and 23 of the patent on grounds that such claims in the patent are indefinite and invalid. The plaintiff has filed objections with the Court for review of report and recommendation regarding summary judgment.
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

LodgeNet Interactive Corporation

(Registrant)

Date: August 6, 2010	/s/ Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 6, 2010	/s/ Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)