Form 10-Q
period 2010-09-30
LODGENET INTERACTIVE CORP
filed 2010-11-05
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes            No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X
At November 2, 2010, there were 25,088,164 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries
_______
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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$8,110	$17,011
Accounts receivable, net	53,369	51,706
Other current assets	10,917	9,189

Total current assets	72,396	77,906

Property and equipment, net	165,662	206,663
Debt issuance costs, net	4,127	6,005
Intangible assets, net	100,572	106,041
Goodwill	100,081	100,081
Other assets	12,043	11,658

Total assets	$454,881	$508,354

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$59,466	$40,040
Current maturities of long-term debt	5,046	6,101
Accrued expenses	19,764	19,137
Deferred revenue	18,146	17,531

Total current liabilities	102,422	82,809

Long-term debt	385,406	463,845
Other long-term liabilities	21,495	32,687

Total liabilities	509,323	579,341

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,088,414 and 22,537,664 shares outstanding at September 30, 2010 and December 31, 2009, respectively	252	225
Additional paid-in capital	389,939	379,223
Accumulated deficit	(433,532)	(426,211)
Accumulated other comprehensive loss	(11,102)	(24,225)

Total stockholders’ deficiency	(54,442)	(70,987)

Total liabilities and stockholders’ deficiency	$454,881	$508,354

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Hospitality and Advertising Services	$111,524	$119,955	$338,681	$365,329
Healthcare	2,270	1,167	6,236	5,867

Total revenues	113,794	121,122	344,917	371,196

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	63,180	68,644	190,622	207,307
Healthcare	1,100	563	3,170	2,953
Operating expenses:
System operations	10,674	10,852	31,816	32,194
Selling, general and administrative	11,797	11,324	36,226	33,847
Depreciation and amortization	20,141	24,228	63,238	77,590
Restructuring charge	101	128	343	311
Other operating (income) expense	(3)	89	2	(86)

Total direct costs and operating expenses	106,990	115,828	325,417	354,116

Income from operations	6,804	5,294	19,500	17,080

Other income and (expenses):
Interest expense	(8,120)	(9,521)	(25,515)	(29,214)
Gain on extinguishment of debt	-	-	-	9,292
Loss on early retirement of debt	(137)	(683)	(898)	(1,224)
Other income	5	166	232	486

Loss before income taxes	(1,448)	(4,744)	(6,681)	(3,580)
Provision for income taxes	(226)	(238)	(640)	(657)

Net loss	(1,674)	(4,982)	(7,321)	(4,237)
Preferred stock dividends	(1,437)	(1,645)	(4,312)	(1,677)

Net loss attributable to common stockholders	$(3,111)	$(6,627)	$(11,633)	$(5,914)

Net loss per common share (basic and diluted)	$(0.12)	$(0.30)	$(0.48)	$(0.26)

Weighted average shares outstanding (basic and diluted)	25,022,118	22,458,587	24,263,536	22,431,867

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(7,321)	$(4,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,238	77,590
Gain on extinguishment of debt (non-cash)	-	(9,292)
Unrealized loss on derivative instruments	1,688	412
Loss on early retirement of debt	898	1,224
Share-based compensation and restricted stock	1,348	1,331
Other, net	265	(675)
Change in operating assets and liabilities:
Accounts receivable, net	(1,564)	3,998
Other current assets	(1,906)	13
Accounts payable	19,668	(1,270)
Accrued expenses and deferred revenue	662	(5,364)
Other	(1,838)	(2,005)

Net cash provided by operating activities	75,138	61,725

Investing activities:
Property and equipment additions	(13,703)	(15,441)

Net cash used for investing activities	(13,703)	(15,441)

Financing activities:
Repayment of long-term debt	(83,740)	(63,768)
Payment of capital lease obligations	(804)	(1,148)
Borrowings on revolving credit facility	25,000	-
Repayments of revolving credit facility	(25,000)	-
Purchase of long-term debt	-	(23,685)
Proceeds from investment in long-term debt	4,889	3,814
Proceeds from issuance of common stock, net of offering costs	13,658	-
Proceeds from issuance of preferred stock, net of offering costs	-	53,696
Payment of dividends to preferred shareholders	(4,312)	-
Exercise of stock options	49	-

Net cash used for financing activities	(70,260)	(31,091)

Effect of exchange rates on cash	(76)	109

(Decrease) increase in cash	(8,901)	15,302
Cash at beginning of period	17,011	10,800

Cash at end of period	$8,110	$26,102

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2009, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Certain amounts reported in previous periods have been reclassified to conform to the current presentation of revenue and related direct costs and operating expenses.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2010	2009
Land, building and equipment	$114,405	$111,777
Hotel systems	730,107	754,869

Total	844,512	866,646
Less - depreciation and amortization	(678,850)	(659,983)

Property and equipment, net	$165,662	$206,663

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

Our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter. Impairment testing is not required for our finite-life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. During the third quarter of 2010, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2009
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)
Activity during the period	-	-	-

Balance as of September 30, 2010	$92,614	$7,467	$100,081

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
We have the following intangible assets (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(22,371)	$120,315	$(17,629)
Other acquired intangibles	13,570	(12,629)	12,884	(12,130)
Tradenames	3,106	(1,991)	3,094	(1,626)
Acquired patents	5,155	(4,583)	5,142	(4,009)

	$142,146	$(41,574)	$141,435	$(35,394)

We recorded consolidated amortization expense of $6.2 million and $6.9 million, respectively, for the nine months ended September 30, 2010 and 2009. We estimate total amortization expense for the three months remaining in 2010 and the years ending December 31, as follows (dollar amounts in millions): 2010 - $2.0; 2011 - $7.4; 2012 - $6.7; 2013 - $6.5; 2014 - $6.3 and 2015 - $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
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
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. Dollar amounts are in thousands, except share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic EPS:
Net loss	$(1,674)	$(4,982)	$(7,321)	$(4,237)
Preferred stock dividends	(1,437)	(1,645)	(4,312)	(1,677)

	$(3,111)	$(6,627)	$(11,633)	$(5,914)
Loss allocated to participating securities (1)	-	-	-	-

Net loss available to common stockholders	$(3,111)	$(6,627)	$(11,633)	$(5,914)

Weighted average shares outstanding for basic earnings per common share	25,022,118	22,458,587	24,263,536	22,431,867
Basic earnings per share	$(0.12)	$(0.30)	$(0.48)	$(0.26)

Diluted EPS:
Net loss	$(1,674)	$(4,982)	$(7,321)	$(4,237)
Preferred stock dividends	(1,437)	(1,645)	(4,312)	(1,677)

	$(3,111)	$(6,627)	$(11,633)	$(5,914)
Loss allocated to participating securities (1)	-	-	-	-

Net loss available to common stockholders	$(3,111)	$(6,627)	$(11,633)	$(5,914)

Weighted average shares outstanding for basic earnings per common share	25,022,118	22,458,587	24,263,536	22,431,867
Dilutive effect of potential shares (2)	N/A	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	25,022,118	22,458,587	24,263,536	22,431,867
Diluted earnings per share	$(0.12)	$(0.30)	$(0.48)	$(0.26)

Potential dilutive common shares (2)	17,119,017	17,029,601	17,119,017	17,029,601

(1)
For the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)
For the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, potential dilutive common shares, which include stock options, unvested restricted stock and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2010	2009
Property, sales and other taxes	$6,222	$6,933
Compensation	5,581	4,360
Interest	77	92
Programming related	2,189	2,510
Restructuring and reorganization	305	758
Preferred stock dividends	1,437	1,437
Other	3,953	3,047

	$19,764	$19,137

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2010	2009
Bank Credit Facility:
Bank term loan	$389,147	$467,998
Revolving credit facility	-	-
Capital leases	1,305	1,948

	390,452	469,946
Less current maturities	(5,046)	(6,101)

	$385,406	$463,845

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,067,897. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of September 30, 2010, our consolidated leverage ratio was 3.47 compared to the maximum allowable ratio of 3.50 and our consolidated interest coverage ratio was 3.23 compared to the minimum allowable ratio of 3.00. Our maximum consolidated leverage ratio will continue to be 3.50 to maturity in 2014. Our minimum consolidated interest coverage ratio will continue to be 3.00 to maturity in 2014. The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates ranging from 4.97% to 5.09% (see Note 13). The term loan interest rate as of September 30, 2010 was 4.25%. The all-in weighted average interest rate for the quarter ended September 30, 2010 was 7.51%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of September 30, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.

Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (a term defined in our Credit Facility) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, refinancing our existing Credit Facility or raising additional capital. Our ability to continue to comply with these covenants is subject to the general economic climate and business conditions beyond our control. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
During the third quarter of 2010, we made a prepayment of $14.0 million on the term loan, along with the required payment of $1.1 million, and we wrote off $0.1 million of related debt issuance costs.
In the third quarter of 2009, we made our required quarterly payment of $1.4 million, prepaid a total of $52.7 million on the term loan, which included $27.7 million of the net proceeds from our preferred stock offering, and wrote off $0.7 million of related debt issuance costs. The preferred stock offering is discussed in more detail in Note 14.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of September 30, 2010, we had outstanding letters of credit totaling $395,000, which reduce amounts available under the revolver. During the third quarter of 2010, we borrowed $17.0 million under the revolving portion of the Credit Facility and repaid the entire amount during the quarter.
Capital Leases — As of September 30, 2010, we have total capital lease obligations of $1.3 million. We acquired approximately $156,000 of equipment under capital lease arrangements during the nine months ended September 30, 2010. Our capital lease obligations consist primarily of vehicles used in our field service operations.
As of September 30, 2010, long-term debt has the following scheduled maturities for the three months remaining in 2010 and the full years ending December 31, 2011 and after (dollar amounts in thousands):

	2010	2011	2012	2013	2014
Long-term debt	$1,068	$4,272	$4,272	$4,272	$375,263
Capital leases	247	745	331	56	18

	1,315	5,017	4,603	4,328	375,281
Less amount representing interest on capital leases	(21)	(51)	(16)	(3)	(1)

	$1,294	$4,966	$4,587	$4,325	$375,280

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 — Comprehensive Income
FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components. Comprehensive income reflects the changes in equity during a period from transactions related to our interest rate swap arrangements and foreign currency translation adjustments. Comprehensive income was as follows for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,674)	$(4,982)	$(7,321)	$(4,237)
Foreign currency translation adjustment	307	580	357	1,259
Unrealized gain on interest rate swap agreements	3,862	1,573	12,766	9,416

Comprehensive income (loss)	$2,495	$(2,829)	$5,802	$6,438

Components of accumulated other comprehensive loss, as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	September 30,	December 31,
	2010	2009
Unrealized loss on interest rate swap agreements	$(13,857)	$(26,623)
Foreign currency translation adjustment	2,755	2,398

Accumulated other comprehensive loss	$(11,102)	$(24,225)

Note 8 — Statements of Cash Flows
Cash is comprised of demand deposits. Cash paid for interest was $23.8 million and $28.8 million, respectively, for the nine months ended September 30, 2010 and 2009. Cash paid for taxes was $0.9 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation – Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three and nine months ended September 30, 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Compensation cost:
Stock options	$298	$266	$975	$785
Restricted stock	91	123	373	546

Total share based compensation expense	$389	$389	$1,348	$1,331

For the nine months ended September 30, 2010, cash received from stock option exercises was $49,000 and in 2009, there was no cash received from stock option exercises. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.
Stock Options
For the three months ended September 30, 2010, we did not grant any stock options to non-employee directors of the Company or to certain officers and employees.
Restricted Stock
For the three months ended September 30, 2010, we did not award any shares of time-based or performance-based restricted stock to our non-employee directors or certain officers and employees.
Note 10 — Restructuring
As a result of our previous restructuring initiatives related to our post acquisition activities and reduction in force initiatives with the uncertain economy, we incurred $101,000 and $343,000 of costs during the three and nine months ended September 30, 2010, respectively, and $128,000 and $311,000 of costs during the three and nine months ended September 30, 2009, respectively. All costs are included in operating expenses on the Consolidated Statements of Operations.
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
The above restructuring activities primarily occurred within our Hospitality and Advertising Services business. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Total
December 31, 2009 balance	$336	$422	$758
Charges to expense	311	32	343
Cash payments	(497)	(299)	(796)

September 30, 2010 balance	$150	$155	$305

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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$15,545	$15,545	$26,623	$26,623
Long-term debt	$390,452	$370,995	$469,946	$421,976
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
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is recognized in other long-term liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective. We plan to hold the swap agreements to maturity. As a result of our additional payments on the Credit Facility, a portion of our swap arrangements was rendered ineffective (see Note 13).
The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2009:
Interest rate swaps - liability position	$26,623	$-	$26,623	$-

Nine Months Ended September 30, 2010:
Interest rate swaps - liability position	$15,545	$-	$15,545	$-

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at September 30, 2010.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010.
Note 12 — Segment Information
We operate in three reportable segments, Hospitality, Advertising Services and Healthcare. We organize and manage our segments based upon the products and services delivered and the nature of our customer base receiving those products and services. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Our Advertising Services business generates revenue from the sale of advertising-based media services within our hospitality customer base, utilizing the same server based technology or by the delivery of advertising using 10 television programming channels. Our Healthcare business generates revenue from the sale of interactive system hardware, software licenses, installation services and related programming and support agreements to the healthcare market.
Our Hospitality and Advertising Services businesses provide a variety of interactive and media network solutions to hotels and/or the respective hotels’ guests. The products can include interactive video-on-demand programming, music, games, cable television programming, Internet services or advertising services, and have an analogous consumer base. All products and services are delivered through a proprietary system platform utilizing satellite delivery technology, and are geared towards the hotels and their guests.
Previously, our Advertising Services and Healthcare segments had been presented as “Other,” in one aggregated reportable segment based on relative size. Revenue and operating profit amounts reported in previous periods have been reclassified to conform to the current presentation.

Financial information related to our reportable segments for the three and nine months ended September 30 is as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues:
Hospitality	$109,330	$118,298	$331,563	$360,213
Advertising Services	2,194	1,657	7,118	5,116
Healthcare	2,270	1,167	6,236	5,867

Total	$113,794	$121,122	$344,917	$371,196

Operating profit:
Hospitality	$32,563	$36,101	$99,921	$113,155
Advertising Services	79	(738)	69	(2,242)
Healthcare	808	178	1,416	1,323

Operating profit	33,450	35,541	101,406	112,236

Corporate	(6,407)	(5,802)	(18,323)	(17,341)
Depreciation and amortization	(20,141)	(24,228)	(63,238)	(77,590)
Restructuring charge	(101)	(128)	(343)	(311)
Other operating income (expense)	3	(89)	(2)	86
Interest expense	(8,120)	(9,521)	(25,515)	(29,214)
Gain on extinguishment of debt	-	-	-	9,292
Loss on early retirement of debt	(137)	(683)	(898)	(1,224)
Other income	5	166	232	486

Loss before income taxes	$(1,448)	$(4,744)	$(6,681)	$(3,580)

Note 13 — Derivative Information
We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of September 30, 2010, we had entered into fixed rate swap agreements for $437.5 million at an average interest rate of 5.05%.
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
Our additional payments on the Credit Facility rendered a portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively, and was recognized in interest expense in our Consolidated Statements of Operations. The charge is a non-cash charge and does not impact the amount of cash interest paid during the quarter.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments as of September 30, 2010 is as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)

Interest rate swaps	$437,500	Other long-term liabilities	$-	$(15,545)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 was $13.9 million, which is net of the $1.7 million ineffective portion charged to interest expense, and $26.6 million, respectively (see Note 7).
A summary of the effect of cash flow hedges on our financial statements for the three and nine months ended September 30 is as follows (dollar amounts in thousands):

	Effective Portion
		Income Statement
		Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Three Months Ended September 30, 2009:
Interest rate swaps	$(4,431)	Interest expense	$5,913	Interest expense	$91

Three Months Ended September 30, 2010:
Interest rate swaps	$(1,469)	Interest expense	$5,112	Interest expense	$219

Nine Months Ended September 30, 2009:
Interest rate swaps	$(6,404)	Interest expense	$15,408	Interest expense	$412

Nine Months Ended September 30, 2010:
Interest rate swaps	$(4,555)	Interest expense	$15,633	Interest expense	$1,688
Note 14 — Perpetual Preferred Stock
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
Dividends were declared on the preferred stock by our Board of Directors, and as of September 30, 2010, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. The dividends were paid on October 15, 2010.

Note 15 — Common Stock Offering
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
Note 16 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid. On June 30, 2010, the Court, through the Magistrate Judge, issued a Memorandum Opinion and Order (the “Markman Order”), which construed certain disputed terms in the patent at issue in the case. The plaintiff and several defendants have filed objections with the Court for review of various portions of the Order. On July 1, 2010, the Magistrate Judge issued a report and recommendation that the Court grant the motion of the defendants for summary judgment with respect to claims 15, 16, 17, 19, 22 and 23 of the patent on grounds that such claims in the patent are indefinite and invalid. The plaintiff has filed objections with the Court for review of report and recommendation regarding summary judgment. On October 26, 2010, the Court issued an order staying the case pending the final determination in the Patent Office re-examination proceeding.
On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court for the Central District of California in Los Angeles, California. The suit alleges the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringe five patents: a patent issued October 10, 2000 entitled “Nomadic Translator or Router,” a patent issued on August 6, 2006 entitled “System and Method for Establishing Network Connection with Unknown User or Device,” a patent issued on June 30, 2009 entitled “System and Method for Establishing Network Connection with Unknown Network and/or User Device,” a patent issued on October 21, 2003 entitled “Systems and Methods for Redirecting Users Having Transparent Computer Access to a Network Using a Gateway Device Having Redirection Capability,” and a patent issued on March 15, 2005 entitled “Systems and Methods for Integrating a Network Gateway Device with Management Systems.” The complaint also asserts claims under the above-mentioned patents and additional patents against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. Nomadix, Inc. also filed a similar action in the same court against SolutionInc. It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patents in questions, has filed responsive pleadings and is vigorously defending the action. On May 21, 2010, the plaintiff filed an amended complaint asserting infringement of a patent issued on March 30, 2010 entitled “Systems and Methods for Providing Dynamic Network Authorization, Authentication and Accounting.” The Company has filed a responsive pleading denying such allegations.

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
In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009 did not have an impact on our consolidated financial position, results of operations or cash flows. The adoption of the portion of this ASU effective after December 15, 2010 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
Special Note Regarding Forward-Looking Statements
Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 12, 2010, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of general economic and financial conditions;

➢
the economic condition of the hospitality industry, which can be particularly affected by general economic and financial conditions, as well as by factors such as high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	decreases in hotel occupancy, whether related to economic conditions or other causes;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services;

➢	programming costs, availability, timeliness and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties and delays;

➢	relationships with clients and property owners;

➢
the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available to finance growth, and the violation of which would constitute an event of default;

➢	the impact of governmental regulations;

➢	potential effects of litigation;

➢	risks of expansion into new markets and territories;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the Securities and Exchange Commission.
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. We also provide interactive television solutions in select international markets, primarily through local or regional licensees. As of September 30, 2010, we provided interactive media and connectivity solutions to approximately 1.8 million hotel rooms. In addition, we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of September 30, 2010, our system was installed in 53 healthcare facilities, representing approximately 11,500 beds.

During the third quarter of 2010, we continued to make progress in executing our strategic initiatives, which include revenue diversification, ongoing cost controls and deleveraging our balance sheet, which all led to an improved bottom line compared to the third quarter of 2009. Revenue diversification initiatives, which focus on delivering products and services directly to the hotels, hospitals or advertisers, resulted in an increase of 9.4% quarter over quarter and now comprise 43.0% of total revenue generated during the third quarter of 2010. During the quarter, we saw revenue growth in every business line, with the exception of Guest Entertainment. Our total gross margin improved to 43.5%, an increase of 60 basis points over the prior year quarter, with improvements from Guest Entertainment, Hotel Services, System Sales and Related Services and Healthcare. Operating income increased $1.5 million or 28.5%, and loss per share improved 60.0% quarter over quarter. We generated $15.3 million of free cash flow during the current quarter, which is a non-GAAP measure we define as cash provided by operating activities less cash used for investing activities. Long-term debt was reduced by $14.4 million, and is now $390.5 million at quarter-end. During the quarter, we achieved the final loan covenant step down, with a consolidated leverage ratio of 3.47 compared to the covenant of 3.50.
We are also aggressively moving forward with the development of our latest innovation, the Envision platform, which we unveiled earlier this year. The Envision platform will deliver an array of high-definition interactive products and services through cloud-connected interactive television (“iTV”). As previously noted, Envision will be rolled out in the first half of 2011, along with the continued deployment of our high-definition interactive television platform, which represents a significant growth opportunity through new subscription and transaction-based revenues. We expect to see an acceleration of HDTV conversions in the fourth quarter and the upcoming year, as hotels move forward with their purchases of high-definition televisions. We are prepared to partner with our best hotel customers to increase the number of installed high-definition rooms, as these investments will provide strong financial returns. We also expect to introduce a number of initiatives, including a new tiered pricing structure and new promotional programs, which are designed to increase system profitability.
Our total revenue for the third quarter of 2010 was $113.8 million, a decrease of $7.3 million or 6.1%, compared to the third quarter of 2009. The decrease in revenue was from Guest Entertainment, partially offset by increases in revenue from System Sales and Related Services, Hotel Services, Healthcare and Advertising Services.
Guest Entertainment revenue decreased $11.6 million or 15.1%, to $64.8 million in the third quarter of 2010. Our results continued to be impacted by the conservative consumer buying pattern of travelers, as average monthly Guest Entertainment revenue per room for the third quarter of 2010 declined 10.6% to $12.53 compared to $14.01 for the third quarter of 2009. Average monthly movie revenue per room drove the majority of the decline and was $11.67 for the third quarter of 2010, an 11.0% reduction as compared to $13.11 per room in the prior year quarter. Offsetting approximately 70% of the decrease in Guest Entertainment revenue per room was growth in our Hotel Services, System Sales and Related Services and Advertising products and services.
Hotel Services revenue increased $1.3 million or 3.8%, to $34.0 million during the third quarter of 2010 versus $32.7 million in the third quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the third quarter of 2010 increased 9.3% to $6.56 compared to $6.00 for the third quarter of 2009. Monthly cable television programming revenue per room increased 9.1% to $5.97 for the third quarter of 2010 as compared to $5.47 for the third quarter of 2009. These increases resulted primarily from changes in programming mix, the pricing of certain programming packages, installation of high definition television systems and changes to other cable television programming services and products. Recurring revenue related to broadband Internet increased 11.3% on a per-room basis, to $0.59 for the third quarter of 2010 as compared to $0.53 for the prior year quarter.
System Sales and Related Services revenue increased $1.3 million or 14.3%, to $10.5 million during the third quarter of 2010 versus $9.2 million in the third quarter of 2009. The increase resulted primarily from a large HDTV equipment conversion project this quarter, partially offset by a reduction in broadband equipment sales.
Advertising Services revenue, generated by The Hotel Networks (“THN”), our advertising services subsidiary, increased $0.5 million or 32.4%, to $2.2 million during the third quarter of 2010 compared to $1.7 million in the prior year period. This increase was primarily the result of an increase in channel access fees, where we provide cable channels to providers for the distribution of their programming.

Healthcare revenue, which includes the sale of interactive systems and services to healthcare facilities, increased $1.1 million or 94.5%, to $2.3 million during the third quarter of 2010 versus $1.2 million in the third quarter of 2009. During the current quarter, we installed one facility and 563 beds compared to one facility and 270 beds in the prior year period. We have eight signed healthcare contracts in our backlog currently waiting installation.
Our direct costs decreased $4.9 million or 7.1% period over period, to $64.3 million in the third quarter of 2010 as compared to $69.2 million in the third quarter of 2009. The decrease in total direct costs was primarily due to decreased commissions and royalties of $5.3 million, which vary with revenue. Advertising Services also experienced lower fixed costs this quarter due to lower satellite distribution and content costs. Partially offsetting the reduction was an increase in incremental cable television programming costs of $0.3 million, which vary with the number of rooms served and the services provided. For the third quarter of 2010, total direct costs as a percentage of revenue dropped 60 basis points, to 56.5% as compared to 57.1% for the third quarter of 2009.
System operations expenses and selling, general and administrative (“SG&A”) expenses were $22.5 million in the third quarter of 2010 compared to $22.2 million in the prior year quarter. As a percentage of total revenue, system operations expenses were 9.4% this quarter as compared to 9.0% in the third quarter of 2009. Per average installed room, system operations expenses increased to $2.06 per room per month this quarter as compared to $1.99 in the prior year quarter. The increase in total operating expenses was primarily from debt issuance costs of $0.5 million related to the marketing of a high-yield offering, which we did not pursue.
Despite the revenue decline, we generated $20.0 million of cash from operating activities as compared to $20.6 million in the third quarter of 2009. In September 2010, we made the required quarterly payment of $1.1 million on the term loan and also made an additional payment of $14.0 million. During the third quarter of 2009, we made the required term loan repayment of $1.4 million, and made additional payments totaling $52.7 million, which included $27.7 million utilized from the sale of preferred stock. Additionally, we achieved our final covenant step down with a leverage ratio at the end of this quarter, calculated on a consolidated debt basis, of 3.47 times versus the covenant of 3.50 times. Cash as of September 30, 2010 was $8.1 million compared to $26.1 million on September 30, 2009.
Hospitality and Advertising Services Business
Our Hospitality and Advertising Services business includes television content sold to hotels and/or the respective hotels’ guests. The products can include interactive video-on-demand (VOD), cable television programming, Internet services or advertising services, and have an analogous consumer base. All products and services are delivered through a proprietary system platform having related satellite communication technology, and are geared towards the hotels and their guests.
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

•
The number of rooms equipped with our high-definition (HD) systems. We can increase revenue by increasing the number of HD rooms served. Our ability to expand our HD room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment. We are focused on accelerating the installation of our HD systems as hotels increase their purchase of HD televisions, since the revenue generated from the digital quality experience within our installed HD rooms is nearly 60% higher than our analog rooms.

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

•
The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities, such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•
Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, economic conditions have had a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.

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

•
Broadband Internet Access, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge guests or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.

System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of Internet access and other interactive television systems and equipment, cable television programming reception equipment, Internet conference services, and professional services, such as design, project management and installation services.
Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of September 30, 2010 and September 30, 2009, we provided advertising media services to approximately 1.2 million hotel rooms. We also deliver targeted advertising and services to more than 360,000 hotel rooms on 10 popular satellite-delivered channels.

Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services business is the number of rooms we serve with our various services. As of September 30, we had the following number of rooms installed with the designated service:

	September 30,
	2010	2009
Total rooms served (1)	1,852,161	1,934,229
Total Guest Entertainment rooms (2)	1,706,884	1,807,933
Total HD rooms (3)	254,233	221,633
Percent of Total Guest Entertainment rooms	14.9%	12.3%
Total Cable Television Programming (FTG) rooms (4)	1,051,264	1,095,719
Percent of Total Guest Entertainment rooms	61.6%	60.6%
Total Broadband Internet rooms (5)	185,153	206,914
Percent of Total rooms served	10.0%	10.7%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 87.0% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

(5)	Represents rooms receiving high-speed Internet service.
The decline in Guest Entertainment rooms is driven by removal of certain tape-based and standard-definition systems which do not meet our economic criteria for conversion to high-definition and the availability of new rooms through hotel construction has been reduced due to the slower growth in the overall hotel industry.
High Definition Room Growth
We also track the penetration of our high-definition television (HDTV) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms or convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of an HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets, given the negative impact of the economy on the hospitality industry. We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company. We installed our HDTV systems in the following number of net new rooms as of September 30:

	September 30,
	2010	2009

Net new HDTV rooms for the three months ended	7,494	11,371
Net new HDTV rooms for the nine months ended	22,482	29,917
HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.

Capital Investment Per Installed Room
The average investment per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average property size, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room during the periods ended:

	Three Months Ended		Years Ended
	September 30,	September 30,	December 31,	December 31,
	2010	2009	2009	2008

Average cost per HD room – new installation	$206	$237	$339	$398
Average cost per HD room – conversion	$186	$217	$241	$320
The decrease in the average cost per new and converted HD rooms from 2008 to 2010 was primarily driven by lower component and overhead costs, larger average room size for properties installed and hotels contributing a greater share of total installation costs through purchases of systems and equipment.
Average Revenue Per Room
We monitor the average revenue we generate per Hospitality and Advertising Services room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment. During the quarter, occupancy increased approximately 7.3% as compared to the third quarter of 2009. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband system sales. Advertising Services revenue can fluctuate based on the demand for advertising and the performance of products and services sold to business and leisure travelers, as well as the number of rooms available to promote within. The following table sets forth the components of our Hospitality and Advertising Services revenue per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.53	$14.01	$12.68	$13.77
Hotel Services	6.56	6.00	6.51	5.99
System Sales and Related Services	2.04	1.69	1.85	2.02
Advertising Services	0.42	0.30	0.45	0.31

Total Hospitality and Advertising Services revenue per room	$21.55	$22.00	$21.49	$22.09

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct expenses per room for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.99	$5.76	$4.99	$5.56
Hotel Services	5.70	5.30	5.64	5.25
System Sales and Related Services	1.28	1.26	1.21	1.45
Advertising Services	0.24	0.27	0.26	0.27

Total Hospitality and Advertising Services direct costs per room	$12.21	$12.59	$12.10	$12.53

The average direct cost per Guest Entertainment room varies with revenue and, from 2009 to 2010, was driven by lower movie royalties and commissions earned by the hotels.
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
As of September 30, 2010, we have equipped 53 healthcare facilities, or approximately 11,500 beds, with these services and solutions to improve the overall patient experience, as compared to 40 properties, or approximately 8,800 beds, as of September 30, 2009.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Systems operations expenses	$2.06	$1.99	$2.02	$1.95
SG&A expenses (1)	2.28	2.08	2.30	2.05
Depreciation and amortization (D&A)	3.90	4.44	4.02	4.69
Restructuring charge	0.01	0.03	0.02	0.02
Other operating expense (income), net	-	0.02	-	(0.01)

	$8.25	$8.56	$8.36	$8.70

Systems operations as a percent of total revenue	9.4%	9.0%	9.2%	8.7%
SG&A as a percent of total revenue	10.4%	9.3%	10.5%	9.1%
D&A as a percent of total revenue	17.7%	20.0%	18.4%	20.9%
Total operating expenses as a percent of total revenue	37.5%	38.5%	38.2%	38.7%

(1)	SG&A expenses include debt issuance costs of $0.5 million related to financing options explored during the third quarter of 2010.
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
Free Cash Flow
One of our goals is to increase the level of free cash flow we generate. We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. During the first nine months of 2010, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash provided by operating activities	$20,024	$20,602	$75,138	$61,725
Property and equipment additions	(4,749)	(4,470)	(13,703)	(15,441)

	$15,275	$16,132	$61,435	$46,284

Liquidity and Capital Resources
During the first nine months of 2010, cash provided by operating activities was $75.1 million. For the first nine months of 2010, we used $13.7 million of the cash we generated for property and equipment additions. During the same period, we prepaid $80.2 million against our Credit Facility, in addition to the required quarterly payments of $3.5 million. We also used $4.3 million for preferred stock dividends. During the first nine months of 2009, cash provided by operating activities was $61.7 million. For the first nine months of 2009, we used cash for property and equipment additions of $15.4 million. During the same period, we prepaid $59.4 million against our Credit Facility, in addition to the required quarterly payments of $4.4 million. We did not make a preferred stock dividend payment. The increase in cash provided by operating activities for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to changes in working capital. Cash as of September 30, 2010 was $8.1 million versus $17.0 million as of December 31, 2009.
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
Our principal sources of liquidity are our cash from operations, our cash on hand and the $50.0 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. We plan to allocate a larger portion of our cash flow from operations to expand our high-definition room base and to the repayment of debt, as necessary. As of September 30, 2010, working capital was $(30.0) million, compared to $(4.9) million at December 31, 2009.
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

In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The required quarterly payments are currently $1.1 million, and will be adjusted for any additional reduction in principal as a result of our early repayments against the loan. For the third quarter of 2010, the adjusted quarterly payment requirement was $1.1 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulates we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates ranging from 4.97% to 5.09% (see Note 13 to the financial statements). The term loan interest rate as of September 30, 2010 was 4.25%. The all-in weighted average interest rate for the quarter ended September 30, 2010 was 7.51%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of September 30, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2010	2009

Actual consolidated leverage ratio (1) (3)	3.47	3.92
Maximum per covenant	3.50	4.00

Actual consolidated interest coverage ratio (2) (3)	3.23	3.18
Minimum per covenant	3.00	2.75

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

Our maximum consolidated leverage ratio of 3.50 and minimum consolidated interest coverage ratio of 3.00 continue to maturity in 2014.
We do not utilize special purpose entities or off balance sheet financial arrangements.

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Adjusted Operating Cash Flow (as defined in the Credit Facility) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives, which may include seeking an amendment to our Credit Facility, refinancing our existing Credit Facility or raising additional capital. If we elect to pursue an amendment or refinancing of our Credit Facility, there may be additional interest costs, upfront fees and interest rate swap costs related to the Facility. We achieved a consolidated leverage ratio of 3.47 compared to the maximum allowable ratio of 3.50 for the third quarter of 2010. Our ability to continue to comply with these covenants is also subject to the general economic climate and business conditions beyond our control. Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with the debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition and we may need to amend the Credit Facility to seek a waiver of the covenants. An amendment to the Credit Facility may significantly increase our interest costs, add upfront fees or modify other terms less favorable to us than we currently have in our Credit Facility. In the event our lenders will not amend or waive the covenants, the debt would be due and we would need to seek alternative financing. We cannot provide assurance we would be able to obtain alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of September 30, 2010, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of September 30, 2010 was $390.5 million versus $469.9 million as of December 31, 2009.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature. A portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, was rendered ineffective due to the additional payments on our term loan. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively, and was recognized in interest expense in our Consolidated Statements of Operations. All of the swap agreements have been issued by Credit Suisse International.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of September 30, 2010, we had outstanding letters of credit totaling $395,000.

Obligations and commitments as of September 30, 2010 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$390,452	$5,046	$9,047	$376,359	$-
Interest on bank term loan (1)	33,026	9,721	18,647	4,658	-
Interest on derivative instruments (net)	15,805	15,805	-	-	-
Operating lease payments	3,464	1,738	1,466	260	-
Purchase obligations (2)	5,996	3,747	1,768	360	121
Minimum royalties and commissions (3)	2,042	1,892	150	-	-

Total contractual obligations	$450,785	$37,949	$31,078	$381,637	$121

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$395	$395	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments.

(3)	In connection with our programming related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

Discussion and Analysis of Results of Operations
Three Months Ended September 30, 2010 and 2009
Revenue Analysis. Total revenue for the third quarter of 2010 was $113.8 million, a decrease of $7.3 million or 6.1%, compared to the third quarter of 2009. The decrease in revenue was from Guest Entertainment revenue, partially offset by increases in revenue from System Sales & Related Services, Hotel Services, Healthcare and Advertising Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended September 30:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$64,833	57.0%	$76,369	63.1%
Hotel Services	33,951	29.8%	32,699	27.0%
System Sales and Related Services	10,546	9.3%	9,230	7.6%
Advertising Services	2,194	1.9%	1,657	1.4%

Total Hospitality and Advertising Services	111,524	98.0%	119,955	99.1%
Healthcare	2,270	2.0%	1,167	0.9%

	$113,794	100.0%	$121,122	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $8.5 million or 7.0%, to $111.5 million in the third quarter of 2010 compared to $120.0 million in the third quarter of 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.55 in the third quarter of 2010, a decrease of 2.0% as compared to $22.00 in the prior year quarter. The following table sets forth information with respect to revenue per Hospitality and Advertising Services room for the quarter ended September 30:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.53	$14.01
Hotel Services	6.56	6.00
System Sales and Related Services	2.04	1.69
Advertising Services	0.42	0.30

Total Hospitality and Advertising Services revenue per room	$21.55	$22.00

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $11.6 million or 15.1%, to $64.8 million in the third quarter of 2010 as compared to $76.4 million in the prior year quarter. On a per-room basis, monthly Guest Entertainment revenue for the third quarter of 2010 declined 10.6%, to $12.53 compared to $14.01 for the third quarter of 2009. This change in revenue per room continues to be affected by the conservative consumer buying pattern of travelers and less popular Hollywood content during the current quarter as compared to the prior year quarter. Our top 10 theatrical movies generated $3.3 million less in revenue this quarter compared to the third quarter of 2009, and as a result, average monthly movie revenue per room was $11.67 for the third quarter of 2010, an 11.0% reduction as compared to $13.11 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room decreased 4.4% to $0.86 in the third quarter of 2010, driven by decreases in game and television internet revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $1.3 million or 3.8%, to $34.0 million during the third quarter of 2010 versus $32.7 million in the third quarter of 2009. On a per-room basis, monthly Hotel Services revenue for the third quarter of 2010 increased 9.3%, to $6.56 compared to $6.00 for the third quarter of 2009. Monthly cable television programming revenue per room increased 9.1%, to $5.97 for the third quarter of 2010 as compared to $5.47 for the third quarter of 2009. These increases resulted primarily from changes in programming mix, the pricing of certain programming packages, installation of high definition television systems and changes to other cable television programming services and products. Recurring broadband Internet revenue per room increased 11.3%, to $0.59 for the current quarter as compared to $0.53 for the prior year quarter.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the third quarter of 2010, revenue increased $1.3 million or 14.3%, to $10.5 million as compared to $9.2 million for the third quarter of 2009. The increase was primarily from a large HDTV equipment conversion project in the current quarter, partially offset by reductions in broadband equipment sales.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the third quarter of 2010, revenue increased $0.5 million or 32.4%, to $2.2 million as compared to $1.7 million in the prior year period. This increase was primarily the result of increased channel access fees, where we provide cable channels to providers for the distribution of their programming.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $1.1 million or 94.5%, to $2.3 million in the third quarter of 2010 as compared to $1.2 million for the third quarter of 2009. During the current quarter, we installed 563 beds and one facility compared to 270 beds and one facility during the prior year period. We have eight signed healthcare contracts in our backlog currently waiting installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $4.9 million or 7.1%, to $64.3 million in the third quarter of 2010 as compared to $69.2 million in the third quarter of 2009. Total direct costs were 56.5% of revenue for the third quarter of 2010 as compared to 57.1% in the third quarter of 2009. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $63.2 million for the third quarter of 2010 compared to $68.6 million for the prior year quarter. The decrease in total direct costs was primarily related to decreases in commissions and royalties, which vary with revenue. Advertising Services also experienced lower fixed costs this quarter due to lower satellite distribution and content costs. The decrease was offset, in part, by an increase in incremental cable television programming costs, which vary with the number of rooms served and the services provided.
Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,674	9.4%	$10,852	9.0%
Selling, general and administrative	11,797	10.4%	11,324	9.3%
Depreciation and amortization	20,141	17.7%	24,228	20.0%
Restructuring charge	101	0.0%	128	0.1%
Other operating (income) expense	(3)	0.0%	89	0.1%

Total operating expenses	$42,710	37.5%	$46,621	38.5%

System operations expenses decreased $0.2 million or 1.6%, to $10.7 million in the third quarter of 2010 as compared to $10.9 million in the third quarter of 2009. The decrease was driven by our continued management of operating expenses. As a percentage of total revenue, system operations expenses increased to 9.4% this quarter as compared to 9.0% in the third quarter of 2009. Per average installed room, system operations expenses also increased, to $2.06 per room per month compared to $1.99 in the prior year quarter.
Selling, general and administrative (“SG&A”) expenses increased $0.5 million or 4.2%, to $11.8 million in the current quarter as compared to $11.3 million in the third quarter of 2009. As a percentage of revenue, SG&A expenses were 10.4% in the current quarter as compared to 9.3% in the prior year quarter. SG&A expenses per average installed room were $2.28 for the current quarter as compared to $2.08 in the third quarter of 2009. The increases resulted primarily from debt issuance costs of $0.5 million related to the marketing of a high-yield offering, which we did not pursue.
Depreciation and amortization expenses were $20.1 million in the third quarter of 2010 as compared to $24.2 million in the third quarter of 2009. The decline was due to assets becoming fully depreciated and the reduction in capital investments over the past two years. As a percentage of revenue, depreciation and amortization expenses were 17.7% in the third quarter of 2010 compared to 20.0% in the third quarter of 2009.
We continue to incur nominal costs related to our workforce reduction initiatives. During the current quarter, we incurred costs of $101,000. During the third quarter of 2009, we had costs of $128,000 related to restructuring activities.
Operating Income. As a result of the factors described above, operating income increased to $6.8 million in the third quarter of 2010 compared to $5.3 million in the third quarter of 2009.
Interest Expense. Interest expense was $8.1 million in the current quarter versus $9.5 million in the third quarter of 2009. The decrease resulted from the change in the average outstanding balance under the Credit Facility, to $411.4 million in the third quarter of 2010 from $516.9 million in the third quarter of 2009. The interest rate was 7.51% for the third quarter of 2010 versus 7.11% for the third quarter of 2009. Interest expense for the third quarter of 2010 included $0.2 million of non-cash interest charges related to our interest rate swap position, compared to $0.1 million in the third quarter of 2009.
Loss on Early Retirement of Debt. During the third quarter of 2010, we made additional prepayments on the term loan totaling $14.0 million, and wrote off $0.1 million of unamortized debt issuance costs. During the third quarter of 2009, we made additional prepayments on our term loan totaling $52.7 million, and wrote off $0.7 million of unamortized debt issuance costs.
Taxes. For the third quarter of 2010, we incurred state franchise taxes of $226,000. For the third quarter of 2009, we incurred state franchise taxes of $238,000.
Net Loss. As a result of the factors described above, net loss was $(1.7) million for the third quarter of 2010 compared to net loss of $(5.0) million in the prior year quarter.

Discussion and Analysis of Results of Operations
Nine Months Ended September 30, 2010 and 2009
Revenue Analysis. Total revenue for the first nine months of 2010 was $344.9 million, a decrease of $26.3 million or 7.1%, compared to the first nine months of 2009. The decrease in revenue was from decreases in Guest Entertainment and System Sales and Related Services, partially offset by increases in revenue from Hotel Services, Advertising Services and Healthcare. The following table sets forth the components of our revenue (dollar amounts in thousands) for the nine months ended September 30:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$199,879	58.0%	$227,838	61.4%
Hotel Services	102,562	29.7%	98,963	26.6%
System Sales and Related Services	29,122	8.4%	33,412	9.0%
Advertising Services	7,118	2.1%	5,116	1.4%

Total Hospitality and Advertising Services	338,681	98.2%	365,329	98.4%
Healthcare	6,236	1.8%	5,867	1.6%

	$344,917	100.0%	$371,196	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $26.6 million or 7.3%, to $338.7 million in the first nine months of 2010 compared to $365.3 million in the first nine months of 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.49 in the first nine months of 2010, a decrease of 2.7% as compared to $22.09 in the prior year period. The following table sets forth information with respect to revenue per Hospitality and Advertising Services room for the nine months ended September 30:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.68	$13.77
Hotel Services	6.51	5.99
System Sales and Related Services	1.85	2.02
Advertising Services	0.45	0.31

Total Hospitality and Advertising Services revenue per room	$21.49	$22.09

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $27.9 million or 12.3%, to $199.9 million in the first nine months of 2010 as compared to $227.8 million in the prior year period. This change in revenue continues to be driven by the conservative consumer buying pattern of travelers. On a per-room basis, monthly Guest Entertainment revenue for the first nine months of 2010 declined 7.9%, to $12.68 compared to $13.77 for the first nine months of 2009. Average monthly movie revenue per room drove this decline, and was $11.84 for the current year period, an 8.4% reduction as compared to $12.93 per room in the prior year period. Non-movie Guest Entertainment revenue per room was flat at $0.84 period over period.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $3.6 million or 3.6%, to $102.6 million during the first nine months of 2010 versus $99.0 million in the first nine months of 2009. On a per-room basis, monthly Hotel Services revenue for the first nine months of 2010 increased 8.7%, to $6.51 compared to $5.99 for the first nine months of 2009. Monthly cable television programming revenue per room increased 9.0%, to $5.94 for the first nine months of 2010 as compared to $5.45 for the first nine months of 2009. These increases resulted primarily from changes in programming mix, the pricing of certain programming packages, installation of high definition television systems and changes to other cable television programming services and products. Recurring revenue per room related to broadband Internet was $0.57 for the current year period as compared to $0.54 for the prior year period.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first nine months of 2010, revenue decreased $4.3 million or 12.8%, to $29.1 million as compared to $33.4 million for the first nine months of 2009. This decrease was due to reductions in broadband equipment sales, as well as lower revenue from HDTV equipment conversion contracts year over year.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first nine months of 2010, revenue increased $2.0 million or 39.1%, to $7.1 million as compared to $5.1 million in the prior year period. This increase was primarily the result of increased channel access fees, where we provide cable channels to providers for the distribution of their programming.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $0.3 million or 6.3%, to $6.2 million in the first nine months of 2010 as compared to $5.9 million for the first nine months of 2009. During the current period, we installed 2,296 beds and 8 facilities compared to 2,268 beds and 12 facilities during the prior year period. We have eight signed healthcare contracts in our backlog currently waiting installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $16.5 million or 7.8%, to $193.8 million in the first nine months of 2010 as compared to $210.3 million in the first nine months of 2009. Total direct costs decreased 40 basis points, and were 56.2% of revenue for the current year period as compared to 56.6% in the prior year period. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $190.6 million for the first nine months of 2010 compared to $207.3 million for the prior year period. The decrease in total direct costs was primarily related to decreases in commissions and royalties, as well as system and equipment costs, which all vary with revenue. Advertising Services also experienced lower fixed costs this year due to lower satellite distribution and content costs. The decreases were offset, in part, by an increase in incremental cable television programming costs, which vary with the number of rooms served and the services provided.
Operating Expenses. The following table sets forth information in regard to operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$31,816	9.2%	$32,194	8.7%
Selling, general and administrative	36,226	10.5%	33,847	9.1%
Depreciation and amortization	63,238	18.4%	77,590	20.9%
Restructuring charge	343	0.1%	311	0.0%
Other operating expense (income)	2	0.0%	(86)	0.0%

Total operating expenses	$131,625	38.2%	$143,856	38.7%

System operations expenses decreased $0.4 million or 1.2%, to $31.8 million in the first nine months of 2010 as compared to $32.2 million in the first nine months of 2009. The decrease resulted from lower property taxes and the continued management of our operating expenses, partially offset by higher payroll-related and fuel costs. As a percentage of total revenue, system operations expenses increased to 9.2% this period as compared to 8.7% in the first nine months of 2009. Per average installed room, system operations expenses also increased, to $2.02 per room per month compared to $1.95 in the prior year period.
Selling, general and administrative (“SG&A”) expenses increased $2.4 million or 7.0%, to $36.2 million in the current period as compared to $33.8 million in the first nine months of 2009. As a percentage of revenue, SG&A expenses were 10.5% in the current period as compared to 9.1% in the prior year period. SG&A expenses per average installed room were $2.30 for the current period as compared to $2.05 in the first nine months of 2009. The increases resulted from higher legal and professional fees, repairs and maintenance costs, business travel costs, as well as debt issuance costs of $0.5 million related to the marketing of a high-yield offering, which we did not pursue.
Depreciation and amortization expenses were $63.2 million in the first nine months of 2010 as compared to $77.6 million in the first nine months of 2009. The decline was due to assets becoming fully depreciated and the reduction in capital investments over the past two years. As a percentage of revenue, depreciation and amortization expenses were 18.4% in the first nine months of 2010 compared to 20.9% in the first nine months of 2009.
We continue to incur nominal costs related to our workforce reduction initiatives. During the current period, we incurred costs of $343,000. During the first nine months of 2009, we had costs of $311,000 related to restructuring activities.
Operating Income. As a result of the factors described above, operating income increased to $19.5 million in the first nine months of 2010 compared to $17.1 million in the first nine months of 2009.
Interest Expense. Interest expense was $25.5 million in the current period versus $29.2 million in the first nine months of 2009. The decrease resulted from the change in the average outstanding balance under our Credit Facility, to $435.7 million in the first nine months of 2010 from $549.0 million in the first nine months of 2009. The interest rate increased to 7.20% for the first nine months of 2010 versus 6.86% for the first nine months of 2009. Interest expense for the first nine months of 2010 included $1.7 million of non-cash interest charges related to our interest rate swap position, compared to $0.4 million for the first nine months of 2009.
Loss on Early Retirement of Debt. During the first nine months of 2010, we made additional prepayments on the term loan totaling $80.2 million, and wrote off $0.9 million of unamortized debt issuance costs. During the first nine months of 2009, we prepaid $59.4 million on our term loan. As a result of the prepayment and our debt reduction plan, we wrote off $1.2 million of unamortized debt issuance costs.
Gain on Extinguishment of Debt. During the first nine months of 2009, as part of our debt reduction plan, we acquired, through a wholly-owned subsidiary, as a permitted investment under our Credit Facility, $31.5 million of outstanding debt at an average of 70.5% of par value and recorded a gain on the extinguishment of the debt of $9.3 million.
Taxes. For the first nine months of 2010, we incurred state franchise taxes of $0.6 million. For the first nine months of 2009, we incurred state franchise taxes of $0.7 million.
Net Loss. As a result of the factors described above, net loss was $(7.3) million for the first nine months of 2010 compared to net loss of $(4.2) million in the prior year period.

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
Allowance for Excess or Obsolete System Components. We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components, based on estimated forecasts of product demand and service requirements. Additionally, we have components held primarily for resale, and if the component is not an active item for our assembly or service inventory, we record a provision through the cost of sales related to that product. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however, any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.
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
Property and Equipment. Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed hotel systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to system operations expense as incurred. We begin depreciating hotel systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Hotel systems	1 1/2 – 7
Other equipment	3 – 10
Intangible Assets. In accordance with FASB ASC Topics 350, “Intangibles - Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or change in circumstances warrant modifications to the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies, rights and patents	2 – 10
Content agreements and relationships	4

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
Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually. We perform our goodwill impairment test for each reporting unit during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the third quarter of 2010.
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

At September 30, 2010, we had debt totaling $390.5 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Bank term loan	$389,147	$369,690
Capital leases	1,305	1,305

	$390,452	$370,995

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. The term loan interest rate as of September 30, 2010 was 4.25%, and the capital lease interest rate was 7.20%. Our all-in weighted average interest rate, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended September 30, 2010 was 7.51%, compared to 7.11% for the quarter ended September 30, 2009. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $390.5 million and no variable rate debt, as the total swap amount was greater than our term loan amount at September 30, 2010. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the third quarter of 2010 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas. The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” All pending cases have been consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action. The defendants in the case have also entered into a joint defense agreement to allow them to share information and certain costs related to the lawsuit. The suit is in the discovery stage. The U.S. Patent and Trademark Office has undertaken a re-examination of the patent which is the subject of this suit, and issued a preliminary finding that the patent is invalid. On June 30, 2010, the Court, through the Magistrate Judge, issued a Memorandum Opinion and Order (the “Markman Order”), which construed certain disputed terms in the patent at issue in the case. The plaintiff and several defendants have filed objections with the Court for review of various portions of the Order. On July 1, 2010, the Magistrate Judge issued a report and recommendation that the Court grant the motion of the defendants for summary judgment with respect to claims 15, 16, 17, 19, 22 and 23 of the patent on grounds that such claims in the patent are indefinite and invalid. The plaintiff has filed objections with the Court for review of report and recommendation regarding summary judgment. On October 26, 2010, the Court issued an order staying the case pending the final determination in the Patent Office re-examination proceeding.
On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court for the Central District of California in Los Angeles, California. The suit alleges the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringe five patents: a patent issued October 10, 2000 entitled “Nomadic Translator or Router,” a patent issued on August 6, 2006 entitled “System and Method for Establishing Network Connection with Unknown User or Device,” a patent issued on June 30, 2009 entitled “System and Method for Establishing Network Connection with Unknown Network and/or User Device,” a patent issued on October 21, 2003 entitled “Systems and Methods for Redirecting Users Having Transparent Computer Access to a Network Using a Gateway Device Having Redirection Capability,” and a patent issued on March 15, 2005 entitled “Systems and Methods for Integrating a Network Gateway Device with Management Systems.” The complaint also asserts claims under the above-mentioned patents and additional patents against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. Nomadix, Inc. also filed a similar action in the same court against SolutionInc. It is anticipated all pending cases will be consolidated. The complaint does not specify an amount in controversy. The Company believes it does not infringe the patents in questions, has filed responsive pleadings and is vigorously defending the action. On May 21, 2010, the plaintiff filed an amended complaint asserting infringement of a patent issued on March 30, 2010 entitled “Systems and Methods for Providing Dynamic Network Authorization, Authentication and Accounting.” The Company has filed a responsive pleading denying such allegations.
Item 1A — Risk Factors
The Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010, contained a risk factor entitled “We operate in a very competitive business environment and competition could reduce our revenue and our cash flow.” The Company recently amended this risk factor by expanding the technology developments which could potentially increase the competition faced by the Company. The revised risk factor follows:

We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on our Guest Entertainment and Hotel Services revenues. The Guest Entertainment and Hotel Services areas are highly competitive. If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers, who have substantially greater resources than we have, our operating margins and market share could be reduced and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media and other alternative sources of entertainment and information. In addition, future technological developments may affect competition within this business.
Another source of competition is the increasing popularity of personal wireless devices, such as mobile telephones, iPads and electronic reading devices, such as Kindle, all of which may occupy hotel guests’ time and make them less likely to purchase our Guest Entertainment services. In addition, the increasing availability of more and different kinds of content on such devices, and the improved video quality of the content on such devices, may make hotel guests less likely to purchase Guest Entertainment services.
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

LodgeNet Interactive Corporation

(Registrant)

Date: November 5, 2010	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 5, 2010	/ s / Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)