Form 10-K
period 2010-12-31
LODGENET INTERACTIVE CORP
filed 2011-03-14
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $87,708,006
The number of shares of common stock of the Registrant outstanding as of March 7, 2011, was 25,152,080 shares.
DOCUMENTS INCORPORATED BY REFERENCE — Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

Item 13 — Certain Relationships and Related Transactions, and Director Independence	55

Item 14 — Principal Accountant Fees and Services	55

Item 15 — Exhibits and Financial Statement Schedules	56
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our,” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.
“LodgeNet,” “On Command,” “The Hotel Networks,” “eSUITE” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. All other trademarks or service marks used herein are the property of their respective owners.

PART I
Item 1 — Business
Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of December 31, 2010, we provided interactive and media networks and connectivity solutions to approximately 1.8 million hotel rooms in North America and provide our hospitality solutions in select international markets, primarily through local or regional licensees. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2010, our systems were installed in 56 healthcare facilities, representing approximately 12,200 beds, and we had an additional six facilities under contract.
The interactive media and connectivity solutions we offer the hospitality industry generally include a wide range of guest-paid entertainment options, including movies, games, music and on-demand television programming delivered through the television. We refer to these offerings as Guest Entertainment content, which guests typically purchase on a per-view, hourly or daily basis. We also provide services for which hotels pay us a monthly service fee, which we refer to as Hotel Services. These offerings include cable television programming and broadband Internet, as well as video, Internet and technical support services. We also sell broadband Internet and interactive television systems and equipment to hotels, including related professional design, project management and installation services. These services are reported under System Sales and Related Services. Through The Hotel Networks (“THN”), we deliver advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials or other marketing-based programs.
We have master agreements with many of the leading hotel franchising organizations, which provide a framework of the key terms, conditions and content which we will offer their franchisees. We then enter into long-term contracts with the owners or operators of the individual hotels, which typically have a term of five to seven years. In addition, to ensure we have quality entertainment content for our hotel partners and their guests, we have agreements with the major movie studios and other content distributors, such as DIRECTV®, to ensure continued and timely access to the latest and most popular movie titles and cable channels.
In the healthcare industry, we generate revenue from the sale of interactive television system hardware, software license and installation services. Additionally, we earn recurring revenues from the sale of on-demand and television entertainment content, patient education content, software maintenance and technical support services.
In June 2010, we unveiled our next generation, interactive television platform, called Envision, which connects our interactive, high-definition guest room televisions to Internet-sourced content and information. Envision will support extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs. In addition, Envision will enhance the guest experience by allowing guests to easily and conveniently perform a variety of functions, such as purchasing local event tickets and hotel branded merchandise, reserving tee times and making restaurant reservations. We believe Envision represents a new revenue growth opportunity for us, as it enables new subscription and transactional-based revenues. We deployed our initial Envision system in January 2011.
Competitive Strengths
Leading Market Position. We are the largest provider of interactive television systems to the hospitality industry and estimate we have an approximately 85% share of the hospitality VOD-served market, reaching over 500 million travelers annually. We focus on the mid-scale through luxury hotel segment, where we believe demand for our content and services is strongest. Our existing installed base of rooms enables us to achieve attractive economies of scale for both content distribution as well as new product and technology development.

Long-term relationships. We maintain master agreements with many of the leading hotel franchising organizations in North America, and have individual five to seven year contracts with over 9,000 individual hotel properties executed by their specific ownership or management companies. Our long-term contracts create recurring revenues for the Company, enabling us to reasonably predict the rates of return on our property-based capital investments. We have been a trusted distribution partner of many of the major Hollywood movie studios since the early 1980’s, and have expanded our distribution relationships to include leading cable television channels and distributors such as HBO and DIRECTV. Our contracts with the major motion picture studios provide us with access to the latest Hollywood content prior to its release to the home video market. We also offer hoteliers and their guests access to special content, such as our Hotel SportsNETSM programming, where guests can access sporting event coverage from the NFL, NHL, NBA, ESPN and College Sports TV (“CSTV”) even if they are away from their home team market. We believe no other competitor matches the duration and breadth of our relationships with the major entertainment content providers.
Proprietary, interactive high-definition platform. We believe we operate the most advanced interactive television distribution network in our industry. Our interactive system connects each individual hotel room television to a digital server located within the hotel, where content is stored and continuously updated via our satellite distribution network. We began deploying the high-definition (“HD”) configuration of our interactive television system in 2005 and we currently have our HD interactive television system installed in over 270,000 rooms from our 1.7 million interactive television room base. These HD rooms generate significantly more revenue per room per month than our average systems, providing an attractive rate of return on our capital investment. We believe increasing the size of our HD room base represents a significant opportunity for the Company to improve the guest room experience, enhance our hotel customer relationships and increase our per-room revenues. Additionally, it creates the foundation upon which we will introduce our new Envision software applications.
Increasingly Diversified Revenue Streams. We have steadily diversified our revenue streams beyond our traditional business of in-room on-demand entertainment. Our diversified revenues have grown from approximately 20% in 2006 to more than 40% of our total revenue for 2010, as we have been successful in growing our Hotel Services revenues, including cable television programming and Internet access, as well as entering the targeted advertising and healthcare markets. We currently provide cable television programming to over 1.0 million hotel rooms and broadband Internet access services to approximately 180,000 hotel rooms, both of which are contracted on a per room, per month fee basis. We also provide advertisers opportunities to target the attractive, but hard to reach, traveler demographic through our THN subsidiary, where nationally programmed commercials are replaced with ads targeted at the business and vacation traveler demographic. Additionally, we have our eSUITE interactive television solution installed in 56 hospitals as of December 31, 2010.
Free Cash Flow Generation. We have increased the amount of free cash generated by our business over the past several years, by reducing our operating costs, decreasing the number of rooms and the amount of capital we invest per HD room we install or upgrade, reducing our interest cost and managing our working capital. For the year ended December 31, 2010, we generated approximately $80.0 million of free cash flow, prior to paying down debt. Our free cash flow is expected to enable us to continue to upgrade existing rooms to HD systems in return for contract extensions, as well as invest in new products and target new markets.

Business Strategy
Our goal is to continue to expand and enhance our position as the leading provider of interactive media and connectivity solutions to the hospitality and healthcare industries in the United States, Canada and Mexico. To accomplish our goal, we intend to pursue the following strategies:
Capitalize on the favorable economics of and demand for our HD system. We can improve the in-room television experience by providing hotel guests with a greatly enhanced viewing experience through our high-definition, interactive television system; and our agreement to install these systems in rooms enables us to extend our hotel contracts for an incremental five to seven years. We have HD systems installed in over 270,000 hotel rooms, representing approximately 16% of our installed room base. Rooms equipped with our HD systems are generating approximately 60% greater per-room revenue for us than our rooms installed with analog technology. The higher revenue performance is driven by 1) a lift in Guest Entertainment revenue within our HD rooms, 2) a higher penetration of LodgeNet-provided HD cable programming within HD rooms and 3) the mix of converted rooms are from generally higher chain scale properties. Our return on investment and payback has significantly improved, as the cost of installing a room with our HD technology has decreased by nearly 50% since 2008.
Leverage our installed base of over 1.8 million hotel rooms to continue to introduce new products and services. Our installed base of 1.8 million hotel rooms gives us the scale to launch new product innovations, such as enhanced Internet access services and on-demand television programming, as well as targeted advertising through our THN subsidiary. We will begin deploying our next generation Envision software into our room base in 2011. Envision will provide hotel guests access to a number of Internet-sourced, traveler centric applications designed to enhance and automate the hotel guest experience, such as purchasing local event tickets and hotel branded merchandise, making restaurant reservations and viewing content streamed from the Internet. Envision will enable hotels to provide additional services to their guests from which we expect to earn recurring subscription revenues, which will not fluctuate with occupancy or consumer buying patterns.
Maintain strong relationships with our hotel, studio and technology partners. We seek to continue to be a value added partner for hoteliers by delivering industry leading content and applications for use within their operations. By providing customized promotional and informational content, we facilitate the brand promotion and customer loyalty initiatives of our hotelier partners; and our interactive services, including in-room check out and several of our new Envision applications, are designed to help hotels reduce costs and streamline their own operations while enhancing the guest experience. We expect to continue to be an attractive distribution channel for studios and select technology providers, as we believe our in-room movie sales provide a high-margin revenue opportunity for the studios and attractive technology implementation opportunities for our technology providers.
Successfully continue to grow our healthcare business. We believe we are in the early stages of penetrating this large and attractive market, as we serve approximately 1% of the existing hospital beds in the United States. We believe there are strong underlying growth drivers for us in the healthcare market due to growing demand for healthcare services and the increasing focus by hospitals on interactive patient education.
Focus on free cash flow generation. We have increased free cash flow generation during 2010 by over 20% compared to 2009. We accomplished this by prudently managing our capital deployment, controlling costs, efficiently managing our working capital and deleveraging our balance sheet. Since the end of 2008, we have reduced our consolidated outstanding debt from $588.5 million to $373.6 million.

The following table presents selected operations data for the period 2006 through 2010. In 2007, LodgeNet acquired the assets of StayOnline, Inc. and the stock of Ascent Entertainment Group, Inc., which owned 100% of the capital stock of On Command Corporation. These acquisitions substantially increased our Hospitality room base and affected our financial results for 2007. Dollar amounts are in thousands, except for room data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Financial Highlights:
Revenue	$452,172	$484,492	$533,879	$485,588	$288,213
Operating income (loss)	23,410	21,692	(5,071)	(4,236)	26,932
Depreciation and amortization (1)	83,236	100,309	124,060	116,378	66,311
Share-based compensation and restricted stock	1,762	1,724	2,275	1,737	1,677
Net (loss) income	(11,685)	(10,155)	(48,418)	(65,172)	1,841
Net (loss) income attributable to common stockholders	$(17,435)	$(13,269)	$(48,418)	$(65,172)	$1,841

Selected Operations Data:
Hospitality
Total rooms served (2)	1,829,712	1,909,323	1,977,015	1,962,090	1,052,025
Total Guest Entertainment rooms (3) (8)	1,680,322	1,779,979	1,866,353	1,860,720	1,004,937
Total High Definition rooms (4) (8)	270,384	231,588	191,491	84,327	23,502
Percentage of Total Guest Entertainment rooms	16.1%	13.0%	10.3%	4.5%	2.3%
Total Television Programming (FTG) rooms (5) (8)	1,030,437	1,087,860	1,105,754	1,068,256	535,777
Percentage of Total Guest Entertainment rooms	61.3%	61.1%	59.2%	57.4%	53.3%
Total Broadband Internet rooms (6) (8)	178,047	201,936	229,003	218,860	37,686

Advertising
Total Advertising and Media Services rooms (7) (8)	1,173,808	1,207,465	893,738	716,219	—

Healthcare
Total hospitals installed	56	45	28	20	11
Total beds installed	12,224	9,192	6,543	4,387	2,162

(1)	Includes amortization of acquired intangibles.

(2)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees. The increase from 2006 to 2007 is due primarily to the addition of the On Command room base of approximately 830,000 rooms.

(3)	Guest Entertainment rooms are equipped with our interactive television systems.

(4)	High Definition rooms are equipped with high-definition video-on-demand capabilities.

(5)	Television programming (which we refer to as “free-to-guest” or FTG) rooms receiving basic or premium television programming.

(6)	Represents rooms receiving high-speed Internet service. The increase from 2006 to 2007 is due to the addition of the StayOnline and On Command room bases of approximately 137,000 and 12,000 rooms, respectively.

(7)	Includes rooms receiving satellite-delivered and server-based channels.

(8)	Included in total rooms served.
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

Overview of Markets Served
HOSPITALITY AND ADVERTISING SERVICES
In the hospitality market, we provide our interactive media and connectivity solutions to hotel customers and their guests throughout the United States, Canada and Mexico, and through licensing arrangements with companies in other select countries. Our hospitality business is focused on: Guest Entertainment services, which includes products guests purchase on a pay-per-view or similar basis; Hotel Services, which includes the cable television programming and broadband Internet service we provide to hotels; System Sales and Related Services, which includes the sale of cable television equipment, broadband Internet equipment and HDTV installations; and Advertising Services, which consists of the sale of advertising directed to hotel guests and carriage services to programming providers by THN. Except for Guest Entertainment and Advertising Services, our other services are sold directly to hotels and do not involve guest purchases. Our strategy is to maximize our traditional Guest Entertainment business, primarily through the expansion of HDTV rooms, while we develop new products and services, such as our newly-introduced Envision product, to grow diversified, new revenue within our Hotel Services and System Sales and Related Services over time. Many of our potential diversified revenue sources are focused on products and services which require limited capital investment by us; however, certain of our potential diversified revenue sources may require significant capital investment.
Markets and Customers
Diversified Customer Base. The primary market for our interactive media solutions is the mid-size and large hotel segments within the United States, Canada and Mexico. We believe our hotel base is well diversified in terms of location, demographics and customer contracts. As of December 31, 2010, no single state or province accounted for more than 8% of the hotel properties served by us. We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Marriott International, Inc. (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Hilton Worldwide (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Starwood Hotels & Resorts (aloft, Element, Westin, W Hotels, Sheraton, Four Points by Sheraton and The Luxury Collection); Hyatt Hotels Corporation (Andaz, Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Four Seasons, Fairmont; Harrah’s; Kimpton Hotels & Restaurants; Wyndham Hotels & Resorts (Wyndham, Wyndham Garden, Wingate by Wyndham); Gaylord Hotels; Omni Hotels; Loews Hotels, Outrigger; Grand Casino; Felcor; Interstate; John Q. Hammons, Davidson Hotels, Winegardner & Hammons; Las Vegas Sands Corporation (Venetian Resort Hotel Casino, Four Seasons Hotel Macau, Sands Macau Hotel, Venetian Macau Resort Hotel); and Sage Hospitality, as well as many independent properties. During 2010, our two largest brands covered by master services agreements, Hilton Worldwide and Marriott International, represented approximately 18.9% and 16.3%, respectively, of our consolidated revenue. Properties owned and operated by Hilton accounted for approximately 1.3% of consolidated revenue, as most of the hotels served under the Hilton agreement are owned by independent franchisees. Marriott does not own any of the properties served under the Marriott agreement. The properties are all owned by independent franchisees. Each property is subject to an individual long-term property level agreement. No other master service agreement accounted for more than 10% of our consolidated revenue. Additionally, our room base is geographically diversified, which mitigates our reliance on any one geographic sector.
We also provide services in select international markets through licensing arrangements with companies in these areas. Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive a royalty based on gross revenue. We intend to continue to expand in selected countries in Asia, South America, Europe and other regions. Financial information related to our domestic and international operations is included in Note 16 of the Consolidated Financial Statements.

Products and Services
Guest Entertainment
Approximately 60% of our revenue within the hospitality market comes from the sale of on-demand entertainment content, which the hotel guest buys on a per-view, hourly or daily basis. We design, develop and operate interactive television systems installed at hotel properties, and it is through these systems our Guest Entertainment revenues are generated.
Our interactive television systems provide a broad array of guest entertainment and other interactive services, including:
➢	on-demand movies;

➢	on-demand television programming;

➢	on-demand digital music programming;

➢	daily subscription sports programming;

➢	on-screen controls which allow the guest more viewing control and flexibility; and

➢	interactive guest marketing and merchandising capabilities.
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
In 2005, we began deploying an HD configuration of our digital system, which allows the delivery of a variety of high-definition programming services to guest rooms. The HD configuration uses the same content management and satellite distribution network as our standard digital system; however, in the HD system, the content is sent in a digital format from the headend server to a commercial, in-room digital television. In our standard digital systems, the content is sent to the in-room television using an analog transport technology. The HD system utilizes the Pro:IdiomTM premium content copy protection technology to enable LodgeNet-served hotels to display HD premium satellite and video-on-demand entertainment licensed by satellite programmers and movie studios. Our experience has been that rooms with HD systems generate higher average monthly per-room revenue than non-HD rooms. Accordingly, we actively converted analog rooms to HDTV’s beginning in 2006. The rate of HD conversions has been reduced recently, as hotels have deferred their purchase of high-definition televisions and we have reduced the amount of capital allocated to installation activities. However, we expect the number of rooms served with our HD system will expand significantly during the next several years, as we utilize our free cash flow for new HD installations and system upgrades. Our goal is to have HDTV installed in more than 50% of our room base over the next three to four years.
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

Increasing the number of rooms served by our interactive television system is dependent on a number of factors, including the amount of capital we elect to allocate to installation activities, the desirability of our technology, new hotel construction and the number of hotels which choose to purchase a system from us. Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives. The price charged for each interactive programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions. Movie prices are set on a title-by-title basis and may be higher in some locations and for more popular titles. In addition, our content management systems allow us to refresh interactive menus; promote different products and different titles to different demographics; and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest. Our systems allow us to measure guests’ entertainment selections and we adjust our programming and the pricing of the programming to respond to viewing patterns. Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors and as a result of changes in general economic conditions. Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest financial results.
Hotel Contracts. We provide our interactive television services under contracts with lodging properties, which generally are for a term of five to seven years. Our contracts typically require that we will be the exclusive provider of in-room, on-demand television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria. Under these contracts, we generally install our interactive television network in the hotel and retain ownership of all equipment utilized in providing our services (except for the television sets and other in-room equipment, which are paid for by the hotels). The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment and other considerations. A term of five to seven years is generally adequate to assure we receive the expected return on our invested capital and, to the extent this is not the case, we generally require the hotel to contribute a portion of the capital required. In cases where the hotel customer contributes to the capital costs of the system, the term and other provisions of the agreement may be modified from those set forth above; however, the terms will be designed to meet our return on investment criteria. When a property level agreement is for a period of less than five years, the individual property generally must contribute most, if not all, of the required capital. We also offer, to certain hotel customers who would not otherwise qualify for the installation of our systems using our capital, or who desire to exercise greater control over content and pricing, the opportunity to purchase our systems combined with long-term service maintenance and content agreements with us.
While a separate service agreement is executed with each property, we also enter into master agreements which govern the terms on which services will be rendered to the properties affiliated with various hotel brands. Historically, these master agreements gave us status as a “preferred provider” for the term of the agreements and specified the terms on which our systems would be made available to all properties affiliated with the brands covered by the agreements and established standards which required franchise properties to install certain types of systems. While such agreements were beneficial in that they required any hotels owned or managed by the brands to execute hotel level agreements and authorized (but did not require) franchised hotels to sign property level agreements, they also typically specified the financial terms of all agreements with the affiliated brands and required systems be made available on the contracted terms without regard for the return on investment for a particular property. Increasingly, franchisors have exhibited a reluctance to enforce brand standards and, in some cases, have eliminated such standards altogether, particularly in economy or limited service properties. Existing master agreements also created problems for management groups which owned properties affiliated with a number of brands and faced conflicting contract requirements specified by the various existing master agreements. In order to address these issues, beginning in 2008, we changed our approach to major brand relations by moving to standard pricing terms for the largest brands, with the understanding we could adjust pricing terms periodically, and limited our obligation to install systems in properties which did not meet specified minimum performance criteria. It is expected all master agreements in the future will be consistent with this new model.
While we consider master agreements to be desirable, such master agreements no longer assure a guaranteed amount of business, and thus are not a substitute for property level agreements.

For the on-demand programming which is purchased by the hotel guest, the hotel collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis. The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors. We generally seek to extend and renew hotel contracts in advance of their expiration. Over the last five years, we have de-installed from 2% to 6% of our installed base per year. During 2010, we de-installed approximately 109,000 rooms, or approximately 6% of our installed base. De-installations typically reflect certain sites electing not to continue to provide on-demand programming to their guests or our decision not to renew contracts at select properties, primarily limited service and extended stay properties, as the revenue generated at these properties frequently does not meet our payback criteria.
Hotel Services, System Sales and Related Services and Other Diversified Revenue
One of our principal business goals is to diversify our sources of revenue by the following products and services:
Television Programming. We offer a wide variety of satellite-delivered television programming paid for by the hotel and provided to guests at no charge. The television programming is delivered via satellite through DIRECTV, pursuant to an agreement, and distributed to guest rooms over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of our HD system, we also began offering high-definition television programming to the extent available from broadcast sources and DIRECTV.
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
Broadband Internet System Sales, Service and Support. We also design, install and operate wired and wireless broadband Internet access systems at hotel properties. These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity and provide bandwidth management tools. We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our expertise in integrating and customizing connectivity solutions for hospitality, our nationwide field service network and a 24-hour call center to support calls from hotel customers.
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
System Sales and Related Services. In addition to the sale of Internet connectivity systems and satellite television reception equipment to our hotel customers, we also generate revenue from the sale of interactive television systems to our international licensees. We also offer hotel properties which do not meet our economic and/or demographic profile, or wish to accelerate the installation of their system, the opportunity to purchase our interactive television system. We then program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases. We categorize the revenue generated from these sales as System Sales and Related Services. Our Professional Solutions Group provides services to hotels such as system planning, technical installations, project management and support services, primarily focused on high-definition television and low voltage wiring installations. Generally, the Professional Solutions Group quotes and sells its services on a project-by-project basis.

Hospitality Operations and Structure
Sales and Marketing. For the hospitality market, we focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our interactive services to hotel brands, management companies, ownership groups and individual hotels. Our sales organization includes national account representatives, who develop relationships with national hotel brands, and regional sales representatives, who maintain relationships primarily with franchise organizations and management groups, regional hotel management and ownership organizations. We market our services and products to hotels by advertising in industry trade publications, attending industry trade conferences, trade shows and direct marketing. Sales activities are coordinated from our headquarters. Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.
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
Component Suppliers. We contract directly with various electronics firms for the manufacturing and assembly of certain system hardware, the design of which is controlled by us. We have found these suppliers to be dependable and generally able to meet delivery schedules on time. We believe, in the event of a termination of any of our sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays. Certain electronic component parts used within our products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. If we were to experience a shortage of any given electronic part, we believe alternative parts could be obtained or system design changes implemented. In such event, we could experience a temporary reduction in the rate of new installations or conversions to high definition and/or an increase in the cost of such installations. All other components of our systems are standard commercial products, such as computers, hard drives, routers, modulators and amplifiers, which are available from multiple sources. We believe our anticipated growth can be accommodated through existing suppliers.

Programming. We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to three years in length. The royalty rate for each movie is predetermined, with the studio receiving a percentage of the gross revenue from the movie. For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release and prior to its release to the home video market or for exhibition on cable television. For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we distribute satellite-delivered cable television programming, including HD format programming, through an agreement with DIRECTV. We also have agreements with certain other select television programming providers, such as HBO. We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service. We believe our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also obtain non-exclusive rights to digital music content, through an agreement with one of our subsidiaries, whereby we pay a predetermined percentage of the gross revenue from the music service. We obtain our selection of Nintendo® video games pursuant to a non-exclusive license agreement with Nintendo, which expires in May 2013. Under the terms of the agreement, we pay a monthly fee equal to a percent of revenue generated from the sale of Nintendo video game services. For our Hotel SportsNETSM programming, we obtained the rights to exhibit sporting event content from the NFL, NHL, NBA, ESPN and College Sports TV (“CSTV”), for which we pay a predetermined percentage of gross revenue.
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
Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in real time to input commands from guests through the television in each guest room. This capability, combined with our menus and guest interface screens, enables us to provide guests with sophisticated interactive television services which include: on-demand movies with pause, skip, forward, back and save functionality; network-based video games; music services; on-demand television programming; and a variety of other interactive services. Our system also interfaces with the hotel systems, allowing guests to review room charges, check out, take guest surveys and view interactive information about the hotel and its services.
Our interactive television systems consist of equipment located within the guest room and associated equipment required for the generation, reception, storage, transmission, amplification and modulation of signals located elsewhere in the hotel. Typical in-room equipment includes a terminal unit and a hand-held television remote control. For those properties equipped with the digital systems, in-room equipment may also include an infrared computer keyboard or a video game controller. Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s coax-based (“RF”) or Internet Protocol (“IP”) Local Area Network. Video game programs are downloaded into dedicated video game processors also located within the headend. Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the network. The system computer controls the delivery of the interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.
In addition, we are continuing to develop and integrate technologies which enable us to deliver high-definition television and Internet-sourced content to our hotels and their guests. These developments extend our digital platform with new technology, including specially-equipped digital televisions and set-top or set-back boxes which are able to receive RF signals or IP video data and decrypt and decode this digital content and render menus in the guestroom. These HD systems are contrasted with our traditional systems, which deliver an analog signal to the room from either a digital storage device or analog tape-based storage. The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights. Our new digital video and IP solutions leverage our current headend-based platform and our industry-leading content management and distribution technology, providing scalability, reliability and lower costs than many other models.

Our content management systems allow us to refresh interactive menus, by brand or even down to a specific property level, if desired; promote different products and titles to different demographics; and change pricing of our products, selection and promotions based on time-of-day or day-of-week, among other marketing efforts to the guest.
At those properties where we have sold broadband Internet systems, we offer a selection of technology systems, which consist of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers. To support these systems, we have our own proprietary Visitor Based Network (“VBN”) software, which manages connections between the guest and the Internet, and also offer solutions which use licensed VBN software. The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.
Our policy is to apply for patents on those product designs which management believes may be of significance to our business. We currently hold 19 United States and foreign patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems. We also license industry-related technology from third parties.
Advertising and Media Services
THN provides a platform to create and generate revenue for our Company through paid advertising or sponsorships. THN’s primary business is presenting advertisers with the opportunity to target attractive demographic groups, such as business professionals, affluent consumers and travelers. These “mobile professionals” represent a coveted demographic to many marketers, and THN provides a set of programs to reach this audience. In 2010, THN had advertisers from industries such as insurance, pharmaceutical, automotive, travel, financial services, technology, consumer goods and telecommunications.
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
Sales and Marketing. We focus our sales and marketing activities on selling advertising time and sponsorship opportunities to consumer brands and their representative advertising agencies. Our sales organization calls on clients and the full array of agencies, from promotional, out-of-home (“OOH”) and interactive agencies to broadcast planners and buyers. Additionally, we market our company and services through trade publications, various web sites and industry conferences.

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
Programming. Additionally, we market customized content and programming to hotels in both a linear channel and on-demand format. This includes packages of traditional cable programming, as well as proprietary content we source or produce ourselves. In some cases, we are able to collect distribution fees from content partners due to the marketing exposure generated through our hotel networks.
Technology and Product Development. THN leverages the technology and product development of the other LodgeNet divisions, as well as develops innovative, advertising-specific applications. THN also has dedicated resources for promotional development, interactive programming and new media.
HEALTHCARE
We sell a variety of products to acute care and specialty hospitals, including eSUITE, an interactive television solution which provides innovative ways for hospitals to educate, entertain and engage their patients. Revenue is generated from the sale of system hardware, software licenses and professional services. Additionally, we earn recurring revenues from the sale of on-demand movies and television content, patient education videos, software maintenance and technical support services. eSUITE is built on the same system architecture used in Hospitality, with additional enhancements needed to meet the unique needs of the healthcare environment, including patient education applications and clinical system integrations. Contract terms are typically for five years, with many sites implementing services in phases, providing future growth opportunities. Systems are sold through both direct sales and sales agents who have established relationships with healthcare facilities.
As of December 31, 2010, we had 56 facilities installed with our interactive television system.
Healthcare Market and Customers
The healthcare market in the United States consists of over 940,000 hospital beds across 5,800 facilities. We believe most hospitals currently do not have any form of interactive television services. Customers who have purchased systems from us represent some of the most highly regarded hospitals and health systems in the United States, including Brigham and Women’s Hospital in Boston, Massachusetts; The University of Texas MD Anderson Cancer Center in Houston; Children’s Pittsburgh, part of UPMC Health System; Baylor Plano/Baylor Heart in Texas; Kaiser Oakland/Sunnyside in California; The University of Chicago Northshore Hospital; and Cedars-Sinai Medical Center in Los Angeles, California.
The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies.
Recently, significant focus has been placed on healthcare reform, which is intended to improve the quality of care, while promoting efficiencies in delivery and containing costs. Hospitals looking to meet the requirements of the four Medicare payment reform initiatives will be best served by adopting a patient engagement strategy which employs the use of technology; is implemented within the inpatient environment, with follow-up care across the care continuum; is effective at motivating patients to play an active role in their own care; and can reach all patients, including the most vulnerable. eSUITE meets all of these requirements. Our solution provides critical information in a video format, which drives comprehension, while dynamic automation promotes operational efficiencies and robust integrations provide the ability to track and report on patient viewing and comprehension. eSUITE is a powerful engagement tool which meets current requirements, while providing a strong foundation which can be built upon to meet future needs.
Interactive television systems are most commonly purchased when a new hospital is under construction, in conjunction with a renovation project or at the time a facility is migrating to flat-panel televisions. Often times, hospitals try to leverage their facility investments to provide greater patient satisfaction and enhanced patient experiences.

Healthcare Market Services and Products
LodgeNet Healthcare offers care facilities a variety of solutions, including the following:
➢	eSUITE, an interactive television system which includes specialized applications and integrated services;

➢	professional services — including cable plant design, modification and installation, as well as television installation services;

➢	DIRECTV satellite equipment sales and programming;

➢	digital signage and messaging solutions; and

➢	service agreements covering cable plant, DIRECTV, television and interactive system support.
Additional applications delivered through our interactive television system include:
➢	custom welcome channel;

➢	safety videos;

➢	hospital information channel;

➢	digital healthcare open channel;

➢	relaxation channel;

➢	music channels;

➢	interactive games;

➢	interactive information about the hospital and its services;

➢	interactive information about a patient’s care team and schedule;
➢	assigned education application — enables care providers to assign specific videos to patients based on their diagnoses; includes ability to track viewing and comprehension and the ability to chart the information in the patient’s electronic medical record;

➢	patient request application — allows patients to submit common requests through the television directly to the person responsible for fulfillment, allowing nursing staff to focus on patient care;

➢	patient feedback surveys — designed to capture and build in-service recovery so patient issues can be identified and addressed by the care staff while the patient is still in the hospital;

➢	retail promotions — for revenue-generating services such as outpatient pharmacy, home medical equipment, health clubs and other outreach/continuum of care services; and

➢	meal ordering application — provides information on diet types and allows patients to order meals based on diagnosis and allergies.
Sales and Marketing. In the healthcare market, we focus our sales and marketing strategy on the acquisition of new care facility contracts, while increasing awareness of our eSUITE solution. Our sales organization consists of internal direct sales and third-party sales/lead referral agents with care facility relationships. Marketing efforts include direct mail campaigns, print ads in trade publications, digital/online promotions, tradeshows, summits and public relation tactics including press releases, webinars and whitepapers.
Installation and Service Operations. We utilize both internal personnel and subcontractors to install contracted equipment and services to individual healthcare facilities. To manage the cost and quality of our installations, we assemble the systems at our corporate headquarters and utilize the same group of subcontractors who install our Hospitality interactive systems. We also utilize the Hospitality field service operations and customer support services to provide high quality and consistent system support and maintenance for the systems deployed in healthcare facilities.
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

Technology and Product Development. We generally leverage the technology and product development utilized in the Hospitality market to provide solutions and services to healthcare facilities, with limited modifications and customizations.
Competition
Hospitality
Based on the number of hotels and rooms served, we are the world’s largest provider of interactive media and connectivity solutions to hotels. Competitors for media and connectivity services include, but are not limited to:
➢	other interactive television service providers, such as Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, SuiteLinq, Guest-Tek, iBAHN, Tivus, Roomlinx and international providers, such as Acentic, MagiNet and Quadriga;

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV, Time Warner, BulkTV, Televue, Tangerine Global and World Cinema;

➢	television networks and programmers, such as ABC, NBC, CBS, FOX, HBO, and Showtime;

➢	other broadband Internet service providers, such as iBAHN, Guest-Tek, EthoStream, SuperClick, Comcast, Time Warner, Verizon, AT&T, Wi-Fi Venue Services, Influx, Xeta and T-Mobile; and

➢	companies which offer in-room computers with Internet access or other types of Internet access systems.
Other indirect competition for guest attention and revenue include: television programming; portable media devices such as MP3 players, iPods® and DVD players; other devices such as laptop computers and cell phones; devices, such as iPads®, which can access web content; websites which offer on-demand videos, television programs and movies; and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events and movie theaters. Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.
A number of potential competitors, including those identified above, could use their existing infrastructure to provide in-room entertainment services to the hospitality industry. Some of these potential competitors are already providing guest entertainment, television programming or Internet-related services to the hospitality industry. Some of these companies have substantially greater financial and other resources than we do, and it is possible such competitors may develop a technology which is more cost effective than ours. To respond to competition, we will need to continue to enhance our interactive systems, expand our operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.
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

In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors. We believe our competitive advantages include:
➢	the size of our existing customer base;

➢	our history of innovation;

➢	our diverse client base;

➢	our technically-innovative high definition platform;

➢	our digital platform;

➢	our flexible interactive television system;

➢	our content management system; and

➢	our field service group, which is, we believe, the largest technical services group focused on the hospitality industry.
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
In the basic and premium television programming market, the local franchised cable operator in a hotel’s market may have a substantial market presence. Such operators generally offer the hotel owner only standard packages of programming, typically developed for the residential market rather than the hospitality market, and at a fixed price per room based on all the channels provided. We compete with the franchised cable operator for basic and premium programming contracts by customizing packages of programming to provide only those channels desired by the hotel, typically reducing the overall cost per room to the hotel operator.
Competitive pressures in the interactive television, basic and premium television programming and broadband Internet access segments could result in reduced market share for us, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect our financial condition and operating results.
Advertising and Media Services
THN occupies a unique niche in the advertising industry, providing commercial branding and promotional programs targeted towards hotel guests based on our hotel relationships and distribution network. This consumer group, which contains many affluent and business travelers, represents an important, and at times, elusive, target for many companies and brands. Advertisers do have other options when considering how to best reach and engage with these potential consumers. Although there are but a few known “in-hotel” competitors which offer programs such as sampling and public space digital advertising, there are many others which target travelers and the business community in other ways. This includes:
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
More generally, we compete against the full array of media and marketing services companies. This includes television broadcasters and cable companies, such as FOX, CBS, NBC, ABC, CNN, and ESPN. It also includes magazine and web publishers, especially those focused on travelers, affluent and business markets. These broader media companies offer superior reach, but are generally not as targeted as THN’s advertising programs.

We believe our competitive advantages include:
➢	significant experience in the hotel space, with well established hotel relationships;

➢	ability to leverage the LodgeNet field support and technical infrastructure;

➢	broad array of advertising options, including hotel television media, VOD media and in-room promotion;

➢	hotel television media which is Nielsen monitored, rated and guaranteed for advertisers;

➢	ideal environmental factors for ad receptivity — no DVRs, few distractions, comfortable setting;

➢	consumer engagement which is both long and of a high quality;

➢	ability to integrate our marketing programs — combining media with promotion;

➢	sophisticated technology allowing “telescoping,” where consumers can click from a linear commercial to an interactive ad menu; and

➢	large size of our existing customer base.
Healthcare
Main competitors in the healthcare market include, but are not limited to:
➢	other interactive patient care providers, such as GetWell Network, Skylight and Allen Technologies;

➢	companies which primarily sell or lease television sets and also offer some phone and television-based interactive services, which include TVRC and TeleHealth; and

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV and Time Warner.
We believe our competitive advantages include:
➢	our significant experience from thirty years of service in the lodging sector;

➢	the technical reliability of our solution;

➢	our nationwide service and support organization;

➢	our ability to leverage features from our lodging systems to efficiently customize and deploy new solutions to healthcare facilities;

➢	our ability to provide our services over existing cable infrastructure;

➢	our access to HD content with Pro:IdiomTM encryption technology;

➢	our understanding of interactive television and guest ease-of-use;

➢	our ability to assign content to specific patients through multiple mediums and track behaviors; and

➢	our ability to integrate to third-party systems for patient information, as well as reporting of viewing and end-user behaviors.
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
As part of our revenue diversification effort, we have begun to serve as a conduit for personal information to third-party credit card processors, service partners and others. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, Federal Trade Commission (“FTC”) consumer protection regulations and Payment Card Industry (“PCI”) data security standards.
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
Employees
As of December 31, 2010, we had 1,049 employees in the United States, Canada and Mexico. We have not experienced any significant labor problems and believe our relationships with our employees are good.
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

Item 1A — Risk Factors
We experienced sustained revenue decline and net losses in 2010, 2009 and 2008. If we are not profitable in the long-term or do not generate sustained levels of free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations and business. We reported net losses of $11.7 million, $10.2 million and $48.4 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. With regard to free cash flow, we generated $79.9 million, $64.8 million and $25.4 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Our financial results and amount of free cash flow for the fiscal year 2011 and beyond will be dependent to a significant degree on general economic conditions and our ability to successfully execute our business plan.
Our business is generally impacted by conditions affecting the hospitality industry’s performance. Our results are generally connected to the performance of the hospitality industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy and consumer buy rates resulting from business, economic or other events, such as generally weak economic conditions, significant international crises, acts of terrorism, war or public health issues, adversely impacts our business, financial condition and results of operations. The general economic conditions over the last several years have adversely affected the hotel industry and our business. The overall travel industry and consumer buying pattern can be, has been in the past and/or currently is, adversely affected by weaker general economic climates, consumer sentiment, geopolitical instability and concerns about public health.
Our revenue is dependent on factors beyond our control, including the currently recovering economy, reduced business travel and reduced consumer spending. Generally, our revenue is dependent on the timely availability of content, including popular major motion pictures, the occupancy rate of each hotel property served, the percentage of occupied rooms buying movies or other services at the property and the price of the services. Occupancy rates vary based on the property’s location, its competitive position within the marketplace, seasonal factors, economic conditions, the level of business travel, changes in travel patterns due to public health concerns, the threat of terrorism, wars and other international crises and other factors outside of our control. Occupancy rates are usually higher during the summer and lower during winter. The percentage of occupied rooms buying movies or other services at the property generally reflects the hotel’s guest mix profile, the popularity and seasonality of movies, the availability of HD content, other services available at the hotel and the guests’ other entertainment alternatives. The percentage of occupied rooms buying movies and other services at the property also varies over time with general economic conditions. Over the past three years, and due to the negative economic conditions and reduced business travel, our revenue has been negatively impacted by lower purchases and lower hotel occupancy rates. The average monthly revenue per-room we generated from Guest Entertainment decreased from $16.38 in 2008 to $12.41 in 2010. Because many factors described above are out of our control, we may not be able to control the negative trends we have recently reported in our revenue.
We operate in a very competitive business environment and competition could reduce our revenue and our cash flow. Our business is primarily reliant on our Guest Entertainment and Hotel Services revenues, which are highly competitive. If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers who have substantially greater resources than we have, our operating margins and market share could be reduced and the growth of our business inhibited. In particular, we compete directly for customers with a variety of other media service providers, including other interactive television service providers, high definition television services, local cable providers and direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, movie downloads, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices, including iPads, and hotels which offer in-room laptops with Internet access or other types of Internet access systems.

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
Diversification activities may not be successful. We have sought to diversify our business and decrease reliance on revenue from Guest Entertainment offerings. These activities have included sales of systems to healthcare facilities, the sale of advertising within the hospitality market, the sale of media systems and services to hotels and the sale of in-room broadband Internet access. We may pursue additional markets in the future which we consider to be complementary to our other businesses. In addition, we are also working to create new diversified revenue streams within the hospitality market, primarily from our new Envision applications. However, the diversification into areas in which we do not have the same experience as our traditional business, including, but not limited to, our Envision applications, involves a variety of risks, such as increased capital expenditures and diversion of limited resources and personnel from our traditional business, as well as management’s time and attention. In addition, our newer business activities may generate lower margins than our Guest Entertainment offerings and may require significant levels of capital to grow successfully. Furthermore, we may not be able to market these new businesses successfully, for any number of reasons. Accordingly, we may not be successful in developing and growing these new revenue streams.
Our revenue could be affected if our hotel customers decide to eliminate certain services we provide or restrict the types of content offered at their hotels. The size of our room base, our revenue, profitability and cash flow could be negatively impacted if a significant number of franchisors determine video-on-demand or other services we provide would no longer be preferred by certain hotel franchising companies. In addition, certain franchisors may decide to no longer include content offerings such as mature content films. Our revenue, profitability and cash flow could be adversely affected if a significant number of franchisors or hotel properties make such decisions.
We may not have adequate capital resources to support our business, which could have a harmful effect on our business and prospects. We may have insufficient capital resources to support our business if our cash from operations decreases or our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms. This would have the following adverse impacts on our business and prospects, among others:
➢	we may modify our business plan and adjust or delay capital spending necessary to expand or maintain our customer base or to continue to deploy our HD systems and other technological advances throughout our installed room base;

➢	we may lose a substantial number of customers if we delay or limit our capital investments;

➢	we may have insufficient capital to make payments on our outstanding indebtedness as they become due;

➢	we may have to delay or limit our product development and diversification activities; and

➢	we may be required to seek additional capital through additional equity or debt financings, asset sales, collaborative arrangements or other sources, which may not be available to us on a timely basis, if at all, or may not be available on acceptable terms.
We may have to incur significant capital expenditures in order to adapt to technological change. The television-based interactive service industry has been, and is likely to continue to be, subject to:
➢	rapid and significant technological change, including continuing developments in technology, which do not presently have widely accepted standards; and

➢	frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content.

New technologies may emerge which may be superior to, or may not be compatible with, some of our current technologies, which may require us to make significant capital expenditures to remain competitive. In particular, we expect to incur capital expenditures for high-definition television platforms in our hotel properties. Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services which meet customer demands and evolving industry standards. In part, we rely on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies, our revenues and business could be harmed.
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
We may not be successful in renewing hotel properties to long-term contracts, which may reduce our revenue. We have rooms in our renewal window where we generally seek to extend and renew hotel contracts. We may not be successful in renewing a portion of those rooms due to the hotel electing not to continue to provide our services to their guests and replacing our interactive television services with high-definition television programming only or a different interactive television services provider. We have experienced a higher level of de-installation activities during 2010, where we de-installed approximately 109,000 rooms, or approximately 6% of our installed base. Over the last five years, we have de-installed from 2% to 6% of our installed base per year.
New technologies, including the growth of wireless devices, roll out of 4G technologies and expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue. Another major source of competition is the increasing popularity of personal wireless devices, such as iPads and smart phones, all of which may occupy hotel guests’ time and make them less likely to purchase our Guest Entertainment services. The increasing availability of content on such devices, the improved video quality of the content on such devices and faster wireless delivery speeds may make hotel guests less likely to purchase Guest Entertainment services. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology, such as new video formats, downloading or alternative methods of product delivery and distribution channels, such as the Internet, or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. While we mitigate risks by continually designing, engineering and developing products and systems which can be upgraded to support new services or integrated with new technologies as they become economically viable, there can be no assurance we will continue to be successful in these efforts. The deployment of high-definition television (“HDTV”) and the introduction of new technologies, such as Internet Protocol television (“IPTV”), into the hospitality market could accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. Video-on-demand has been introduced over the Internet, as high-speed broadband access has greatly increased the speed and quality of viewing content, including the on-going rollout of 4G technology, enabling the viewing of feature-length movies on personal computers or Internet-connected television. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect our business including the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations.

Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of movies and the movies being made available to the home market. We receive our movies directly from movie studios and the timing is at the studios’ discretion. Historically, we have received movies prior to their being more broadly distributed via movie rental or retail stores. We believe this “window of release” has yielded a competitive advantage, as hotel guests have been able to view movies in the hotel rooms prior to being able to rent or purchase them for home viewing. Recently, this advance window of release has been reduced by certain studios and a further reduction or elimination of this advance window of release could adversely affect our revenue. In addition, if a studio delays release of a movie to us in a manner inconsistent with past practices, we may not be able to generate as much revenue from such movie as we could have with an earlier release date.
If we fail to develop new products, services and product enhancements, our business and prospects could be harmed. We have a continuing product development program designed to develop new products and services and to enhance and improve existing products and services. The successful development of products, services and product enhancements is subject to numerous risks, both known and unknown, including:
➢	unanticipated delays;

➢	access to capital;

➢	budget overruns;

➢	technical problems; and

➢	customer acceptance.
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
The lack of quality programming or a change in available content could reduce our profitability and cash flows. Our profitability and cash flow is dependent on our ability to provide quality and popular programming to our hotel guests. We currently provide hotel guests major movies we obtain from movie studios. The quality and popularity of major movies available at any given time and from year to year can vary widely. Generally, the more popular titles at the box office will also be more popular with hotel guests. We also provide hotel guests independent films, most of which are non-rated and intended for mature audiences, music services and Nintendo video games. Our ability to be profitable and generate positive cash flow depends upon our ability to provide content for which hotel guests are willing to pay. However, we cannot predict the future popularity or quality of the movies, music, games or other content we provide or may provide in the future. If, for any reason, such content became less popular than it is currently, or is not made available to us for distribution on a timely basis, our business could be adversely impacted. In addition, if any significant portion of the content we provide to hotel guests were to become unavailable, for reasons which could include licensing difficulties, governmental regulation or issues of public standards, our business could be adversely impacted. In addition, any negative publicity, lawsuit or boycotts by opponents of the mature-themed programming content could have a negative impact on the willingness of the hospitality industry to offer such content to guests, which, in turn, could have a detrimental effect on our revenues and ability to achieve stated business goals.

Federal, state, local and foreign legislation and regulation may negatively impact our business and growth. We may be classified as a multi-channel video programming distributor, and thus may be subject to various provisions of the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, and the regulations promulgated under those acts. In addition, the Internet-based services offered by us may be affected by various laws and governmental regulations. While there are currently few laws or regulations directly regarding access to or commerce on commercial online services, new laws and regulations are under debate by federal and local lawmakers and may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which may cause a decline for our Internet-based services and products or have other adverse effects on our business. In addition, any legislative or regulatory changes restricting content which may be delivered over our systems, particularly mature content, could significantly reduce our revenue and operating income. Federal, state, local and foreign laws and regulations are, or may be, the subject of a variety of judicial, administrative and legislative hearings and proceedings which could change, in varying degrees, the regulatory classification applicable to us and the manner in which we are regulated. We cannot predict the outcome of these proceedings or the impact on our operations at this time.
If our hotel customers become dissatisfied with our service, they may elect not to renew certain products or services with us or elect to terminate service agreements, which could have an adverse affect on our ability to maintain or grow our revenue. In the event our customers become dissatisfied with the scope or capability of our products or services, or the level of funding we are willing or able to allocate to hotel-based investments, they may elect not to renew certain products or services, such as video-on-demand, upon expiration or terminate their existing agreements with us. The loss of these products or services or a loss of any significant number of hotel customers could have a detrimental effect on our operations and financial condition.
Our data systems could fail or their security could be compromised, and we will increasingly be handling personal data requiring our compliance with a variety of regulations. Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. Historically, virtually all purchases made by hotel guests using our systems were posted to the guest’s hotel folio. As a result, we did not receive, store or process personal information in conjunction with business transactions governed by government and industry privacy and security requirements, such as credit card transactions. As our revenue diversification efforts increase, we have, to a limited extent, begun to serve as a conduit for personal information to third-party credit processors, service partners and others, and it is likely we will do so more regularly. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, FTC consumer protection regulations and Payment Card Industry (“PCI”) data security standards and, for the Healthcare division, the requirements of the Health Insurance Policy Portability Act (“HIPPA”) and regulations thereunder. While we believe we have taken the steps necessary to assure compliance with all applicable regulations and have made necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.
Many of our key functions are concentrated in a single location, and a natural disaster could seriously impact our ability to operate. Our IT systems, production, inventory control systems, executive offices and finance/accounting functions, among others, are primarily centralized in our Sioux Falls, SD facility. A natural disaster, such as a tornado, could seriously disrupt our ability to continue or resume normal operations for some period of time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We may experience business interruptions and could incur substantial losses beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

Our significant level of debt and interest payment obligations may impair our financial condition, limit our ability to compete, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our financial obligations. As of December 31, 2010, we had $373.6 million of consolidated debt. Subject to restrictions in our Credit Facility and instruments governing our current and future debt securities, we may also incur additional amounts of debt for working capital, capital expenditures and other purposes. This substantial level of indebtedness could have important consequences, including the following:
➢	make it more difficult for us to satisfy our financial obligations and dividend payments required on our outstanding preferred stock;

➢	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and dividend payments required on our outstanding preferred stock, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

➢	limit our ability to borrow additional funds to expand our business or alleviate liquidity constraints;

➢	limit our ability to refinance all or a portion of our indebtedness on or before maturity;

➢	limit our ability to pursue potential acquisitions;

➢	increase our vulnerability to general adverse economic and industry conditions;

➢	increase our cost of borrowing;

➢	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

➢	place us at a competitive disadvantage relative to companies which have proportionately less indebtedness.
Covenants under our Credit Facility may restrict our future operations and adverse consequences could result in the event of non-compliance. Our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, including financial covenants, restrict, among other things, our ability and the ability of our subsidiaries to:
➢	incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements;

➢	declare or pay certain dividends or make other payments on, redeem or repurchase our capital stock; make loans and investments or repay subordinated indebtedness;

➢	engage in sale-leaseback transactions;

➢	enter into transactions with affiliates;

➢	sell assets;

➢	create or suffer to exist liens;

➢	create restrictions on dividend and other payments to us from our subsidiaries;

➢	change the nature of the business we conduct; and

➢	issue or sell stock of subsidiaries; and engage in a merger, sale or consolidation.
Events beyond our control, including changes in general economic and business conditions, as well as our financial performance, may adversely affect our business. In addition, the Credit Facility contains certain financial ratio and financial condition covenants. Such changes in general economic and business conditions, or our financial performance, may affect our ability to meet those financial ratios and financial conditions tests and to otherwise remain in compliance with the requirements of our Credit Facility and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, or require us to amend the Credit Facility, resulting in significantly higher annual interest expense, and such a default may cause a default under some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to compete effectively, to meet our customer demands for installations or service or take advantage of new business opportunities.

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in our Credit Facility) and to manage our capital investment and debt levels. We are currently pursuing an amendment of our Credit Facility, which may increase our interest costs, require upfront fees and modify certain other terms which will be less favorable than we currently have. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
The price of our common stock may be subject to volatility. As of December 31, 2010, a substantial portion of our common stock was held by a limited number of institutional investors, and the amount of capital stock held by non-institutional holders is believed to be limited. This concentration of ownership may limit the amount of stock available for sale or purchase at any particular time, and may result in significant increases or decreases in the price of our common stock due to factors which may not reflect the market as a whole or our economic condition or results of operations.
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
We lease 28 facilities, in various locations, from unaffiliated third parties. These facilities include offices for our subsidiaries and combination warehouse/office facilities for our installation and service operations, and are located throughout the United States, Canada and Mexico.
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

On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court in Los Angeles, California. The suit alleged the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringed five patents. The complaint also asserted claims against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. On May 21, 2010, the plaintiff filed an amended complaint asserting infringement of a patent issued on March 30, 2010 entitled “Systems and Methods for Providing Dynamic Network Authorization, Authentication and Accounting.” The Company filed a responsive pleading denying such allegations. This action and a related patent infringement action filed by the Company against Nomadix in the U.S. District Court for South Dakota were settled as of December 31, 2010. In connection with the settlement, the parties entered into a patent license agreement and a strategic technology alliance which includes a number of ordinary course commercial agreements, including agreements pursuant to which the Company will be able to offer various hardware and software developed by Nomadix and its affiliates in the United States, Canada and Mexico, and Nomadix and its affiliates will be able to offer hardware and software developed by the Company in various countries served by such entities.

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the NASDAQ Global Select Market (“NASDAQ Exchange”) under the symbol “LNET.” Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering. As of March 7, 2011, there were outstanding 25,152,080 shares of common stock.
The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of our common stock as reported by NASDAQ:

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2010	7.38	4.96	March 31, 2009	1.73	0.50
June 30, 2010	7.41	3.61	June 30, 2009	5.99	1.50
September 30, 2010	4.50	2.32	September 30, 2009	7.75	3.11
December 31, 2010	4.48	2.14	December 31, 2009	7.77	4.26
On March 7, 2011, the closing price of our common stock, as reported by NASDAQ Exchange, was $3.13. Stockholders are urged to obtain current market quotations for our common stock. As of March 7, 2011, we have 106 stockholders of record with approximately 98.6% of the shares held in “street name.” We estimate that as of March 7, 2011, we had 4,051 beneficial owners of our common stock.
We have 5,000,000 shares of preferred stock authorized at $0.01 par value per share, of which 57,500 10% Series B cumulative perpetual convertible shares were issued and outstanding as of December 31, 2010, with a liquidation preference of $1,000 per share.
Performance Graph
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index and (ii) the cumulative total return of all companies (the “Peer Group”) with the same four-digit standard industrial code (“SIC”) as the Company (SIC 4841 — Cable and Other Pay Television Services) over the period from January 1, 2005 through December 31, 2010, The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends. The Company did not declare or pay any dividends on its common stock in 2010. The graph is not necessarily indicative of future price performance.
This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities
During 2010, we did not repurchase any shares of our common stock.
Dividends
No dividends have been paid to date on our common stock. The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.
Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. Payments must come from funds legally available for dividend payments. Dividends were declared on the preferred stock by our Board of Directors, and as of December 31, 2010, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. The preferred stock dividends were paid on January 18, 2011.
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
Events Causing Adjustment of the Shares Acquirable Upon Exercise of the Purchase Price
Generally, if any person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person (and any affiliates and certain transferees), will then have the right to receive, upon exercise and payment to the Company of the Purchase Price, instead of one one-thousandth of a Preferred Share, the number of shares of Company common stock having an average market value equal to two times the Purchase Price. Any Rights beneficially owned by any Acquiring Person (or any affiliate or certain transferees) will be null and void. In other words, the Rights holders, other than the Acquiring Person and certain others, may at that time purchase Company common stock at a 50 percent discount.

Alternatively, in the event that, after the first public announcement, a person or group has become an Acquiring Person, the Company is a party to a merger, statutory share exchange or sale of more than 50 percent of the Company’s assets or earning power in a transaction with an Acquiring Person or certain specified related parties or in which all holders of Company common stock are not treated alike, then each holder of a Right (except Rights which have been voided as set forth previously) shall have the right to receive, upon exercise and payment to the Company of the Purchase Price, instead of one one-thousandth of a Preferred Share, common shares of the acquiring or surviving company having an average market value equal to two times the Purchase Price. In other words, the Rights holders, other than the Acquiring Person and certain others, may at that time purchase the acquiring or surviving company’s common shares at a 50 percent discount.
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
Redemption of the Rights
At any time before a person becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the “Redemption Price”), payable in cash or common stock. The Board may also redeem the Rights for a limited time after 60 days after the later of the date a person or group becomes an Acquiring Person and the effective date of a registration statement under the Securities Act of 1933 with respect to securities issuable upon exercise of the Rights.
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
A “Qualified Offer” is a tender offer for all outstanding common stock not already beneficially owned by the person making the offer which meets all of the following conditions:
➢	the same per share price is offered for all shares, and such price per share is greater than the highest closing price for the common stock during the 12 month period immediately preceding the date on which the offer is commenced, represents a reasonable premium above the average of the closing prices for the five trading days immediately preceding the date on which the offer is commenced, is at least 80 percent cash (with any non-cash consideration consisting of common stock of the offeror), and is to be paid upon consummation of the offer;

➢	if the consideration offered includes shares of common stock of the offeror, the offeror is a publicly owned United States corporation and its common stock is traded on either the New York Stock Exchange or The NASDAQ Stock Market (“NASDAQ”), no further stockholder approval is required to issue such common stock, no other class of voting stock of the offeror is outstanding, and the offeror shall permit the Company’s investment banking firm and legal counsel to have access to such offeror’s books, records, management, accountants and other advisers for the purpose of permitting such investment banking firm and such legal counsel to conduct a due diligence review to permit such investment banking firm to be able to render a fairness opinion with respect to the consideration being offered; the offer is accompanied by written financing commitments and/or the offeror has on hand cash or cash equivalents for the full amount of all financing necessary to consummate the offer and follow-on merger;

➢	the offer is subject to a non-waivable condition that a minimum of 90 percent of the outstanding common stock (other than those owned by the offeror) will be tendered and not withdrawn as of the offer’s expiration date;

➢	the offer by its terms remains open for at least 60 business days and at least 10 business days after the date of any special meeting of shareholders called under the redemption provisions, plus 15 business days after any change in price or after any bona fide alternative offer for a higher consideration is made;

➢	the offer is accompanied by a written opinion of a nationally recognized investment banking firm stating the price to be paid to holders pursuant to the offer is fair and including any written presentation of such firm showing the analysis and range of values underlying such conclusion;

➢	on or before the date the offer is commenced, such person makes an irrevocable written commitment to the Company (1) to acquire, within five business days following completion of the offer, all shares of common stock not beneficially owned by such person at the same cash price per share as paid in the offer, (2) not to amend its offer to reduce the price or otherwise change the terms in a way which is adverse to tendering shareholders, and (3) if the offer is not consummated, such person will not make another offer for the common stock within one year if at least 85 percent of the common stock not owned by such person has not been tendered; and

➢	the offer is subject only to the conditions specified in the definition and usual and customary terms and conditions, and is not subject to any financing, funding or similar condition, nor to any condition relating to completion of or satisfaction with any due diligence or similar investigation.
Amendments
The 2008 Rights Plan may be amended by the Board before the Distribution Date without the consent of the Rights holders. After the Distribution Date, the Rights Plan may be amended by the Board to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person) or, subject to certain limitations, to shorten or lengthen any time period under the Rights Plan (other than a time period governing redemption at a time when the Rights are not redeemable).
Term
The 2008 Rights Plan expires on the date of our 2011 Annual Meeting of Shareholders unless an extension is ratified for an additional three years.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Select Financial Data:
Revenues:
Hospitality and Advertising Services	$443,654	$476,658	$527,810	$481,111	$285,939
Healthcare	8,518	7,834	6,069	4,477	2,274

Total revenues	452,172	484,492	533,879	485,588	288,213

Income (loss) from operations	23,410	21,692	(5,071)	(4,236)	26,932

Net (loss) income	(11,685)	(10,155)	(48,418)	(65,172)	1,841
Preferred stock dividends	(5,750)	(3,114)	—	—	—

Net (loss) income attributable to common stockholders	$(17,435)	$(13,269)	$(48,418)	$(65,172)	$1,841

Net (loss) income per common share (basic and diluted)	$(0.71)	$(0.59)	$(2.16)	$(3.00)	$0.10

Other Data:
Investing activities:
Capital expenditures (1)	$21,825	$21,341	$64,407	$79,097	$48,268
Average cost per room — new HD installation	$200	$339	$398	$460	$438

Average Hospitality and Advertising Services revenue per room	$21.29	$21.73	$23.69	$21.76	$23.72

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$8,381	$17,011	$10,800	$25,569	$22,795
Total assets	$444,006	$508,354	$589,786	$693,823	$263,209
Total debt	$373,639	$469,946	$588,520	$624,594	$270,169
Total stockholders’ deficiency	$(54,349)	$(70,987)	$(128,748)	$(48,242)	$(58,122)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Cash Flows Data:
Cash provided by operating activities	$101,706	$86,172	$89,853	$58,869	$72,301
Property and equipment additions	(21,825)	(21,341)	(64,407)	(79,097)	(48,268)

	79,881	64,831	25,446	(20,228)	24,033
Cash used for acquisition and other activities, net	—	—	—	(354,177)	(2,336)

	$79,881	$64,831	$25,446	$(374,405)	$21,697

(1)	Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

Special Note Regarding Forward-Looking Statements
Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
➢	the effects of general economic and financial conditions;

➢	the economic condition of the hospitality industry, which can be particularly affected by general economic and financial conditions, as well as by factors such as high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

➢	decreases in hotel occupancy, whether related to economic conditions or other causes;

➢	competition from providers of similar services and from alternative sources;

➢	changes in demand for our products and services;

➢	programming costs, availability, timeliness and quality;

➢	technological developments by competitors;

➢	developmental costs, difficulties and delays;

➢	relationships with clients and property owners;

➢	the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available to finance growth, and the violation of which would constitute an event of default;

➢	changes to government laws and regulations and industry compliance standards;

➢	potential effects of litigation;

➢	risks of expansion into new markets and territories;

➢	risks related to the security of our data systems; and

➢	other factors detailed, from time to time, in our filings with the SEC.
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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of December 31, 2010, we provided interactive and media networks and connectivity solutions to approximately 1.8 million hotel rooms in North America and provide our hospitality solutions in select international markets, primarily through local or regional licensees. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2010, our systems were installed in 56 healthcare facilities, representing approximately 12,200 beds, and we had an additional six facilities under contract.
Our video-on-demand served room base consists of 1.7 million hotel rooms in approximately 9,000 of the best hotels throughout the United States, Canada and Mexico, and our business strategy is focused unlocking the full value those rooms represent. We believe there is substantial value beyond the returns we are generating from our current analog base, and converting that base to high definition (“HD”) represents a significant and proven opportunity. Rooms with our HD system generated approximately 60% more revenue than rooms installed with analog technology. The higher revenue performance is driven by 1) a lift in Guest Entertainment revenue within our HD rooms, 2) a higher penetration of LodgeNet-provided HD cable programming within HD rooms and 3) the mix of converted rooms are from generally higher chain scale properties. Another highlight of our HD system is the rapid decline in the amount of capital we invest to equip a room with HD, as we leverage the technology cost curve and benefit from ongoing operating efficiencies. During the last year, we have seen a 41.0% decrease in the cost to install a new HD room, from an average of $339 in 2009 to $200 for 2010. In addition, we believe Envision, our next generation, interactive television platform, will create additional revenues from Internet-sourced and other interactive applications, information and entertainment. We successfully installed our first Envision system in January 2011.
Our total revenue for 2010 was $452.2 million, a decrease of $32.3 million or 6.7%, compared to 2009. The decrease in revenue came mainly from a decrease in Guest Entertainment revenue, as well as from System Sales and Related Services, partially offset by increases in revenue from Hotel Services, Advertising Services and Healthcare. Guest Entertainment revenue decreased $37.2 million or 12.6% in 2010, resulting from an 8.0% reduction in revenue on a per installed room basis, in addition to a 5.0% reduction in the average number of rooms served over the prior year period. Hotel Services revenue increased $4.5 million or 3.4% for 2010. This increase resulted from price changes and higher priced programming packages purchased by hotels as they install high-definition television systems. System Sales and Related Services decreased $3.3 million or 7.8% in 2010. The decrease was primarily driven by a decline in broadband equipment sales. The Hotel Networks (“THN”), our advertising services subsidiary, generated $9.9 million of Advertising Services revenue during 2010 compared to $6.9 million in the prior year, an increase of $3.0 million or 42.7%. This increase was primarily the result of an increase in carriage services revenue. Healthcare revenue increased $0.7 million or 8.7%, to $8.5 million during 2010 versus $7.8 million in 2009.
Total direct costs were $254.0 million in 2010, a decrease of $19.9 million or 7.3%, as compared to $273.9 million in 2009. The decrease in total direct costs was primarily due to decreased commissions and content royalties, lower system and equipment costs and a reduction in recurring connectivity and other Internet support costs. Advertising Services experienced lower fixed costs in 2010 as well, due to lower satellite distribution costs. Partially offsetting these reductions was an increase in television programming costs, which vary with the increased revenue and the services provided. These changes improved gross margins to 43.8% in 2010 compared to 43.5% for the prior year.

System operations expenses and selling, general and administrative (“SG&A”) expenses were $91.1 million in 2010 compared to $88.1 million in 2009. The increase was driven by debt issuance costs of $0.7 million related to financing options, higher legal fees, service and maintenance costs, travel, higher fuel costs and business development costs.
We generated $101.7 million of cash from operating activities during 2010, as compared to $86.2 million in 2009. The increase was primarily from the increase of our accounts payable balance. A portion of this working capital increase is expected to reverse in 2011. Cash used for property and equipment additions, including growth related capital, was $21.8 million in 2010. During the year, we also used the cash generated from operations to pay the required term loan principal repayments of $4.6 million and made $96.8 million of additional payments. We achieved our final covenant step-down during the third quarter of 2010, and ended the year with a leverage ratio (as defined on page 42), calculated on a consolidated debt basis, of 3.43 times compared to the covenant of 3.50 times.
Hospitality and Advertising Services Business
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). One of our main sources of revenue, generating 57.2% of total revenue, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest-generated revenue depends on a number of factors, including:
➢	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

➢	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

➢	The buy rate of hotel guests. This is impacted by a number of issues, some of which are not under our control. Specific issues impacting buy rate include:
➢	The number of rooms equipped with our high-definition (“HD”) systems. We can increase revenue by increasing the number of HD rooms served. Our ability to expand our HD room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment. We are focused on accelerating the installation of our HD systems as hotels increase their purchase of HD televisions, since the revenue generated from the digital quality experience within our installed HD rooms is approximately 60% higher than our analog rooms.

➢	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format. Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

➢	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

➢	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, movie downloads, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

➢	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, economic conditions have had a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
➢	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

➢	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

➢	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

➢	one-time license fees paid for independent films, most of which are non-rated and intended for mature audiences.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
➢	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV, and is distributed over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

➢	Broadband Internet Service and Support. We also design, install and operate wired and wireless broadband Internet systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge guests or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers or through a revenue-share model in which hotel guests pay for broadband Internet and we pay a commission to our hotel customers. While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of broadband Internet and other interactive television systems and equipment, cable television programming reception equipment, Internet conference services and professional services, such as design, project management and installation services.

Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing-based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of December 31, 2010 and December 31, 2009, we provided advertising media services to approximately 1.2 million hotel rooms. We also deliver targeted advertising and services to approximately 360,000 hotel rooms on 10 popular satellite-delivered channels.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services business is the number of rooms we serve with our various services. As of December 31, we had the following number of rooms installed with the designated service:

	2010	2009	2008
Total rooms served (1)	1,829,712	1,909,323	1,977,015
Total Guest Entertainment rooms (2)	1,680,322	1,779,979	1,866,353
Total HD rooms (3)	270,384	231,588	191,491
Percent of Total Guest Entertainment rooms	16.1%	13.0%	10.3%
Total Cable Television Programming (FTG) rooms (4)	1,030,437	1,087,860	1,105,754
Percent of Total Guest Entertainment rooms	61.3%	61.1%	59.2%
Total Broadband Internet rooms (5)	178,047	201,936	229,003
Percent of Total rooms served	9.7%	10.6%	11.6%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 87.7% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

(5)	Represents rooms receiving high-speed Internet service.
High Definition Room Growth
We also track the penetration of our high-definition television (“HDTV”) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms or convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of an HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets, given the negative impact of the economy on the hospitality industry. We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company. We installed our HDTV systems in the following number of net new rooms as of December 31:

	2010	2009	2008
Net new HDTV rooms	38,633	40,097	105,099
HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.

Capital Investment Per Installed Room
The average investment per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions. The following table sets forth our average installation and conversion investment cost per room during the years ended December 31:

	2010	2009	2008
Average cost per HD room — new installation	$200	$339	$398
Average cost per HD room — conversion	$167	$241	$320
The decrease in the average cost per new and converted HD rooms from 2008 to 2010 was primarily driven by lower component and overhead costs, larger average number of rooms for properties installed, hotels contributing a greater share of total installation costs through purchases of systems and equipment and engineering efforts.
Average Revenue Per Room
We monitor the average revenue we generate per Hospitality and Advertising Services room. Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment. Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing broadband service and support from us. System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including broadband systems sales. Advertising Services revenue can fluctuate based on the demand for advertising and the performance of products and services sold to business and leisure travelers, as well as the number of rooms available to promote within. The following table sets forth the components of our Hospitality and Advertising Services revenue per room for the years ended December 31:

	2010	2009	2008
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.41	$13.49	$16.38
Hotel Services	6.53	6.00	5.45
System Sales and Related Services	1.88	1.93	1.50
Advertising Services	0.47	0.31	0.36

Total Hospitality and Advertising Services revenue per room	$21.29	$21.73	$23.69

Direct Costs
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The direct costs of System Sales and Related Services primarily include the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct expenses per room for the years ended December 31:

	2010	2009	2008
Direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.85	$5.41	$6.40
Hotel Services	5.64	5.24	4.99
System Sales and Related Services	1.25	1.39	1.12
Advertising Services	0.25	0.27	0.32

Total Hospitality and Advertising Services direct costs per room	$11.99	$12.31	$12.83

The average direct cost per Guest Entertainment room varies with revenue and, from 2008 to 2010, was driven by lower commissions earned by the hotels and offset by a change in the mix of movie products purchased.
Healthcare Business
The healthcare market in the United States consists of over 940,000 hospital beds across 5,800 facilities. We believe most hospitals currently do not have any form of interactive television services. The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies. Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
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
As of December 31, 2010, we equipped 56 healthcare facilities, or approximately 12,200 beds, with these services and solutions to improve the overall patient experience, as compared to 45 properties or approximately 9,200 beds as of December 31, 2009.

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

	2010	2009	2008
System operations expenses	$2.06	$1.94	$2.60
SG&A expenses	2.31	2.07	2.37
Depreciation and amortization (D&A)	4.00	4.58	5.57
Goodwill impairment charge	—	—	0.50
Restructuring charge	0.02	0.02	0.23
Other operating income (1)	(0.01)	—	(0.05)

	$8.38	$8.61	$11.22

System operations as a percent of total revenue	9.5%	8.8%	10.8%
SG&A as a percent of total revenue	10.6%	9.4%	9.9%
D&A as a percent of total revenue	18.4%	20.7%	23.3%
Total operating expenses as a percent of total revenue	38.6%	39.0%	46.9%

(1)	Other operating income for 2008 includes net proceeds received from insurance related to business interruption and property damage claims associated with Hurricane Katrina.
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
Free Cash Flow
We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. During 2010, we allocated a substantial portion of our cash flow from operations to the repayment of debt and used the balance of the cash flow for capital expenditures. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	2010	2009	2008
Cash provided by operating activities	$101,706	$86,172	$89,853
Property and equipment additions	(21,825)	(21,341)	(64,407)

	$79,881	$64,831	$25,446

Liquidity and Capital Resources
We ended the year with cash of $8.4 million and were in compliance with all of the Credit Facility covenants. For the year, cash provided by operating activities was $101.7 million. In 2010, we used $21.8 million of the cash we generated for property and equipment additions. During 2010, we made additional payments of $96.8 million against our Credit Facility, in addition to the scheduled quarterly payments of $4.6 million. We also utilized $5.8 million for preferred stock dividends. During 2009, cash provided by operating activities was $86.2 million. During 2009, we used $21.3 million for property and equipment additions and made additional payments of $85.4 million against our Credit Facility, including proceeds from our preferred stock offering, in addition to the scheduled quarterly payments of $5.7 million. We used $1.7 million for preferred stock dividends in 2009.
In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock to the underwriter, for resale to the public. The underwriter had an option to purchase up to 324,000 additional shares of common stock to cover overallotments. We completed our offering of 2,484,000 shares (inclusive of the underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million. Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million. The net proceeds of $13.7 million were used to reduce our debt.
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
Our principal sources of liquidity are our cash from operations, our cash on hand and the $50.0 million revolver portion of our Credit Facility, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. We plan to allocate a portion of our future cash flow from operations to the repayment of debt, as necessary, and to the expansion of our high-definition room base. As of December 31, 2010, working capital was negative $50.5 million, compared to negative $4.9 million at December 31, 2009. The change was primarily from the increase of our accounts payable balance. A portion of this working capital increase is expected to reverse in 2011. The change was also driven by the fair value of derivative instruments liability becoming short term as our interest rate swaps expire in June 2011.
The collectability of our receivables is reasonably assured, as supported by our broad customer base. Our interactive hotel base is well diversified in terms of location, demographics and customer contracts. We provide our services to various hotel chains, ownership groups and management companies. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf, thereby limiting our risk from hotel bankruptcies.

In order to fund our acquisitions of On Command and StayOnline, in April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The required quarterly payments are approximately $1.0 million, and will be adjusted for any reduction in principal as a result of our early repayments against the loan. For the fourth quarter of 2010, the adjusted quarterly payment requirement was $1.1 million. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with leverage and interest coverage covenants. The Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates ranging from 4.97% to 5.09% (see Note 9 to the Consolidated Financial Statements). The term loan interest rate as of December 31, 2010 was 2.31%. The all-in weighted average interest rate as of December 31, 2010 was 7.36%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, including any ineffective portion of the hedge. As of December 31, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.
Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2010	2009	2008
Actual consolidated leverage ratio (1) (3)	3.43	3.82	4.30
Maximum per covenant	3.50	4.00	4.50

Actual consolidated interest coverage ratio (2) (3)	3.19	3.23	3.22
Minimum per covenant	3.00	2.75	2.50

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense, as defined by the terms of the bank Credit Facility.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and are presented here to demonstrate compliance with the covenants in our Credit Facility, as noncompliance with such covenants could have a material adverse effect on us.
Per the bank Credit Facility, our maximum consolidated leverage ratio of 3.50 and minimum consolidated interest coverage ratio of 3.00 continue to maturity in 2014.
We do not utilize special purpose entities or off balance sheet financial arrangements.

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in our Credit Facility. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in our Credit Facility) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives, which include seeking an amendment to our Credit Facility. We are currently pursuing an amendment of our Credit Facility, which may increase our interest costs, require upfront fees and modify certain other terms which will be less favorable than we currently have. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
We achieved a consolidated leverage ratio of 3.43 compared to the maximum allowable of 3.50 for the fourth quarter of 2010. Our ability to continue to comply with our current covenants, as well as any revised covenants resulting from an amendment to our Credit Facility, is subject to the general economic climate and business conditions beyond our control. Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants, or the revised covenants in the event we are successful in amending our Credit Facility, it will likely have a significant, unfavorable impact on our business and financial condition.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. As of December 31, 2010, we are not aware of any events which would qualify as a Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of December 31, 2010 was $373.6 million versus $469.9 million as of December 31, 2009.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. These swap arrangements effectively change the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and are not considered speculative in nature. A portion of the $125.0 million notional amount swap, entered into in April 2007 and expiring in June 2011, was rendered ineffective due to the additional payments on our term loan. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $1.5 million for the year ended December 31, 2010, and was recognized in interest expense in our Consolidated Statements of Operations. All of the swap agreements have been issued by Credit Suisse International.
The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of December 31, 2010, we had outstanding letters of credit totaling $395,000.

Obligations and commitments as of December 31, 2010 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$373,639	$4,807	$8,591	$360,241	$—
Interest on bank term loan (1)	29,464	9,210	17,981	2,273	—
Interest on derivative instruments (net)	10,435	10,435	—	—	—
Operating lease payments	2,967	1,440	1,307	220	—
Purchase obligations (2)	10,509	4,886	3,688	1,840	95
Minimum royalties and commissions (3)	1,499	1,019	480	—	—

Total contractual obligations	$428,513	$31,797	$32,047	$364,574	$95

		Amount of commitment expiration per period
		Less than	2 - 3	4 - 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$395	$395	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments.

(3)	In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. See Note 10 to the Consolidated Financial Statements.
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

Results of Operations — Years Ended December 31, 2010 and 2009
Revenue Analysis. Total revenue for 2010 was $452.2 million, a decrease of $32.3 million or 6.7%, compared to 2009. The decrease in revenue was primarily from a decrease in Guest Entertainment and System Sales and Related Services revenue, partially offset by increases in Hotel Services, Advertising Services and Healthcare revenue. The following table sets forth the components of our revenue (dollar amounts in thousands) for the years ended December 31:

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$258,617	57.2%	$295,817	61.1%
Hotel Services	136,089	30.1%	131,559	27.2%
System Sales and Related Services	39,081	8.6%	42,367	8.7%
Advertising Services	9,867	2.2%	6,915	1.4%

Total Hospitality and Advertising Services	443,654	98.1%	476,658	98.4%
Healthcare	8,518	1.9%	7,834	1.6%

	$452,172	100.0%	$484,492	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $33.0 million or 6.9%, to $443.7 million in 2010 compared to $476.7 million in 2009. Average monthly Hospitality and Advertising Services revenue per room was $21.29 for 2010, a decrease of 2.0% as compared to $21.73 per room in the prior year. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the years ended December 31:

	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$12.41	$13.49
Hotel Services	6.53	6.00
System Sales and Related Services	1.88	1.93
Advertising Services	0.47	0.31

Total Hospitality and Advertising Services revenue per room	$21.29	$21.73

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $37.2 million or 12.6%, to $258.6 million in 2010 as compared to $295.8 million in 2009. On a per-room basis, monthly Guest Entertainment revenue for 2010 declined 8.0%, to $12.41 compared to $13.49 for 2009. We had a 5.0% reduction in the average number of rooms served year over year, some of which were low margin properties. Average monthly movie revenue per room was $11.60 for 2010, an 8.4% reduction as compared to $12.66 per room in the prior year. The decline in revenue per room was driven by the continued conservative consumer buying pattern and a low penetration of high-definition services across our 1.7 million Guest Entertainment rooms. Non-movie Guest Entertainment revenue per room decreased 2.4%, to $0.81 for 2010, driven by reductions in games and television Internet purchases, partially offset by an increase in on-demand television purchases.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $4.5 million or 3.4%, to $136.1 million during 2010 versus $131.6 million in 2009. On a per-room basis, monthly Hotel Services revenue for 2010 increased 8.8%, to $6.53 compared to $6.00 for 2009. Monthly cable television programming revenue per room increased 9.0%, to $5.96 for 2010 as compared to $5.47 for 2009. These increases resulted from price changes and higher priced programming packages purchased by hotels as they install high-definition television systems. Recurring broadband Internet revenue per room for 2010 increased to $0.57 versus $0.53 for 2009.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For 2010, revenue decreased $3.3 million or 7.8%, to $39.1 million as compared to $42.4 million for 2009. The decrease was driven by a decline in broadband equipment sales.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary acquired as part of the On Command acquisition. Revenue increased $3.0 million or 42.7%, to $9.9 million during 2010 as compared to $6.9 million for 2009. This increase was primarily the result of increased carriage services revenue, where we provide cable channels to providers for the distribution of their programming, and other general advertising.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased by $0.7 million or 8.7%, to $8.5 million for 2010 versus $7.8 million in 2009, primarily from recurring service and maintenance agreement revenues. During 2010, we installed 12 facilities and 3,045 beds compared to 17 facilities and 2,659 beds in 2009. We have six signed healthcare contracts in our backlog waiting for installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $254.0 million in 2010, a decrease of $19.9 million or 7.3%, as compared to $273.9 million in 2009. Total direct costs were 56.2% of revenue for 2010 as compared to 56.5% for 2009. Direct costs related to the Hospitality and Advertising Services business, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $249.7 million for 2010 compared to $270.0 million in 2009. The decrease in total direct costs was primarily related to decreases in hotel commissions and content royalties, lower system and equipment costs and a reduction in recurring connectivity and other Internet support costs. Advertising Services had lower costs during 2010 due to lower satellite distribution costs. These decreases were partially offset by an increase in television programming costs, which vary with the increased revenue and the services provided.

Operating Expenses. The following table sets forth information in regard to operating expenses for the years ended December 31 (dollar amounts in thousands):

	2010		2009
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$42,940	9.5%	$42,605	8.8%
Selling, general and administrative (1)	48,151	10.6%	45,494	9.4%
Depreciation and amortization	83,236	18.4%	100,309	20.7%
Restructuring charge (2)	421	0.1%	603	0.1%
Other operating income	(21)	0.0%	(126)	0.0%

Total operating expenses	$174,727	38.6%	$188,885	39.0%

(1)	2010 SG&A expenses include $0.7 million of debt issuance costs related to the marketing of a high-yield offering, which we did not pursue.

(2)	Restructuring costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations, including termination benefits and costs to consolidate facilities or relocate employees, and costs associated with a reduction in force, including termination benefits. The Company will not realize future benefits from these costs.
System operations expenses increased $0.3 million or 0.8%, to $42.9 million in 2010 as compared to $42.6 million in 2009. The increase was driven primarily by higher fuel costs. As a percentage of total revenue, system operations expenses increased to 9.5% this year as compared to 8.8% in the prior year. Per average installed room, system operations expenses also increased, to $2.06 per room per month for 2010 compared to $1.94 for 2009.
Selling, general and administrative (“SG&A”) expenses increased $2.7 million or 5.8%, to $48.2 million in 2010 as compared to $45.5 million in 2009. As a percentage of revenue, SG&A expenses were 10.6% in the current year compared to 9.4% in the prior year. SG&A expenses were $2.31 per average installed room per month in 2010 compared to $2.07 in 2009. The increases resulted from debt issuance costs related to financing options, higher legal fees, service and maintenance costs, travel and business development costs.
Depreciation and amortization expenses were $83.2 million in 2010 as compared to $100.3 million in 2009. The decline was due to the reduction in capital investments over the past two years and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 18.4% in 2010 compared to 20.7% in 2009.
During 2010, we incurred costs of $421,000 related to our workforce reduction initiatives, while we had costs of $603,000 in 2009.
Operating Income. As a result of the factors described above, operating income increased to $23.4 million in 2010 as compared to $21.7 million in the prior year.
Interest Expense. Interest expense was $33.5 million in the current year versus $38.1 million in 2009. The decrease resulted from the change in the weighted average outstanding balance of our debt under the Credit Facility, to $423.9 million at December 31, 2010 from $535.0 million at December 31, 2009. The all-in weighted average interest rate increased to 7.36% for the current year versus 6.97% for 2009. Interest expense for 2010 included $1.5 million of non-cash interest charges related to our interest rate swap position; there were no such charges included for 2009.
Gain on Extinguishment of Debt. During 2009, we acquired $31.5 million of our outstanding debt as part of a debt reduction initiative, at 70.5% of par value, and recorded a gain on extinguishment of the debt of $9.3 million. The acquisition was made through a wholly-owned subsidiary, a permitted investment under our Credit Facility.

Loss on Early Retirement of Debt. In 2010, we made additional payments on our term loan totaling $96.8 million and wrote off $1.1 million of unamortized debt issuance costs. During 2009, we made additional payments of $85.4 million on our term loan and wrote off $1.5 million of unamortized debt issuance costs associated with the early retirement of our debt.
Other Income (Expense). During 2010, we recorded $0.3 million of other income, including interest income. In 2009, we recorded a total of $0.7 million of other expense. This consisted of an investment loss of $1.4 million related to our 2007 investment of $5.0 million in a high-speed Internet service provider, due to continued softness in certain markets, and $0.7 million of other income, including interest income.
Taxes. During 2010, we incurred state franchise taxes of $0.8 million. For 2009, we also incurred state franchise taxes of $0.8 million.
Net Loss. As a result of the factors described above, net loss was $11.7 million for 2010 compared to a net loss of $10.2 million in the prior year.

Results of Operations — Years Ended December 31, 2009 and 2008
Revenue Analysis. Total revenue for 2009 was $484.5 million, a decrease of $49.4 million or 9.3%, compared to 2008. The decrease was driven by lower Guest Entertainment and Advertising Services revenues, partially offset by increases in revenue from Hotel Services, System Sales and Related Services and Healthcare.
Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $51.1 million or 9.7%, to $476.7 million in 2009 compared to $527.8 million in 2008. Average monthly Hospitality and Advertising Services revenue per room was $21.73 for 2009, a decrease of 8.3% as compared to $23.69 in the prior year. Guest Entertainment revenue decreased $69.2 million or 18.9%, to $295.8 million in 2009 as compared to $365.0 million in 2008. Hotel Services revenue, from cable television programming and broadband Internet service and support, increased $10.1 million or 8.2%, to $131.6 million during 2009 versus $121.5 million in 2008. System Sales and Related Services revenue, including cable television equipment, broadband Internet equipment, HDTV installations and other services to hotels, increased $9.0 million or 26.7%, to $42.4 million for 2009 as compared to $33.4 million for 2008. Advertising Services revenue consists of revenue generated by our advertising subsidiary, and decreased $1.0 million or 12.3%, to $6.9 million during 2009 as compared to $7.9 million in 2008.
Healthcare revenue, which includes the sale of interactive systems and services to healthcare facilities, increased $1.7 million or 29.1%, to $7.8 million during 2009 as compared to $6.1 million for 2008.
Direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs were $273.9 million, or 56.5% of revenue, in 2009, a decrease of $15.1 million as compared to $289.0 million, or 54.1% of revenue, in 2008. The change in cost as a percentage of revenue was due to a change in the mix of products or services sold year over year, driven by the increased percentage of revenue generated by cable television programming and system sales, which generally have lower margins than our Guest Entertainment revenues.
Operating Expenses. System operations expenses decreased $15.3 million or 26.4%, to $42.6 million in 2009 as compared to $57.9 million in 2008. Selling, general and administrative (“SG&A”) expenses decreased $7.3 million or 13.8%, to $45.5 million in 2009 as compared to $52.8 million in 2008. These decreases were due to the expected synergies from our post-merger consolidation of certain duplicative general and administrative expenses and our labor expense reduction initiatives implemented during 2008 and 2009. Depreciation and amortization expenses were $100.3 million in 2009 as compared to $124.1 million in 2008. As a percentage of revenue, depreciation and amortization expenses were 20.7% in 2009 compared to 23.3% in 2008.
In 2008, due to the erosion of the capital markets and the economy in general, we incurred a goodwill and purchased intangibles impairment charge of $11.2 million, related to Advertising Services, and recorded a write down of $0.6 million related to On Command purchased intangibles. See Note 6 to the Consolidated Financial Statements.
During 2009, we incurred restructuring costs of approximately $680,000 related to facility consolidation, partially offset by unused severance benefits of approximately $77,000. During 2008, we incurred costs of $5.0 million related to post-acquisition restructuring activities.
Other operating income for 2008 included proceeds of $815,000 from insurance related to business interruption and property damage claims associated with Hurricane Katrina.
Operating Income (Loss). As a result of the factors described above, operating income was $21.7 million in 2009 as compared to an operating loss of $(5.1) million in 2008.
Interest Expense. Interest expense was $38.1 million in 2009 versus $42.6 million in 2008. The decrease resulted from the change in the weighted average outstanding balance of our debt under our Credit Facility, to $535.0 million at December 31, 2009 from $616.7 million at December 31, 2008. The all-in weighted average interest rate increased to 6.97% for 2009 versus 6.78% for 2008.

Gain on Extinguishment of Debt. During 2009, we acquired $31.5 million of our outstanding debt as part of a debt reduction initiative, at 70.5% of par value, and recorded a gain on extinguishment of the debt of $9.3 million. The acquisition was made through a wholly-owned subsidiary, a permitted investment under our Credit Facility. In 2008, we acquired $2.9 million of outstanding debt at 50.0% of par value and recorded a gain on the extinguishment of debt of $1.4 million.
Loss on Early Retirement of Debt. During 2009, we made additional payments of $85.4 million on our term loan and wrote off $1.5 million of unamortized debt issuance costs associated with the early retirement of our debt. During 2008, we made additional payments of $27.5 million on our term loan and wrote off $0.4 million of unamortized debt issuance costs.
Other Expense. In 2009, we recorded a total of $0.7 million of other expense, which included an investment loss of $1.4 million related to our 2007 investment in a high-speed Internet service provider, offset by $0.7 million of other income, including interest income. In 2008, we recorded a total of $0.9 million of other expense, including an investment loss of $0.6 million related to our investment in the Internet service provider, and $0.3 million of other expense, net of interest income.
Taxes. During 2009, we incurred state franchise taxes of $0.8 million. For 2008, we also incurred state franchise taxes of $0.8 million.
Net Loss. As a result of the factors described above, net loss was $10.2 million for 2009 compared to a net loss of $48.4 million in the prior year.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our primary cost drivers are predetermined rates, such as hotel commissions; license fees paid for major motion pictures and other content or one-time fixed fees for independent films; and cable television programming costs. However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information. The critical policies related to the more significant judgments and estimates used in the preparation of the financial statements are further discussed within the Notes of the financial statements as follows:
➢	Revenue Recognition — footnote #2

➢	Goodwill and Other Intangible Assets — footnote #6

➢	Restructuring — footnote #14
Recent Accounting Developments
In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU’) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. We have reporting units with negative carrying value and are evaluating the effect from the adoption of this ASU. Depending on market conditions or other qualitative factors, this ASU could have a material effect on our consolidated results of operations.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest. At December 31, 2010, we had debt totaling $373.6 million, as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Bank term loan	$372,511	$348,298
Capital leases	1,128	1,128

	$373,639	$349,426

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. The term loan interest rate as of December 31, 2010 was 2.31% and the capital lease interest rate was 7.14%. Our all-in weighted average interest rate, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, for the year ended December 31, 2010, was 7.36%, compared to 6.97% for the year ended December 31, 2009. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $373.6 million and no variable rate debt, as the total swap amount was greater than our term loan amount at December 31, 2010. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant. Upon expiration of the interest rate swaps in June 2011, a one percentage point increase to interest rates, assuming other variables remain constant, would impact second half 2011 earnings and cash flow by approximately $1.9 million.

Economic Condition and Consumer Confidence. Our results are generally connected to the performance of the lodging industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy and consumer buy rates, resulting from business, general economic or other events, such as a recession in the United States, significant international crises, acts of terrorism, war or public health issues, could adversely impact our business, financial condition and results of operations. The overall travel industry and consumer buying pattern can be, and has been in the past, adversely affected by weaker general economic climates, geopolitical instability and concerns about public health.
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
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets, which could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, using those criteria, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The charters of our Audit Committee, Governance and Nominating Committee and Compensation Committee may also be found on our website.
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

PART IV
Item 15 — Exhibits and Financial Statement Schedules
Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F — 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2010, included herein.
Exhibits — Following is a list of Exhibits filed with this report. Exhibits 10.17 through 10.24 constitute management contracts. Exhibits 10.1, 10.2, 10.3, 10.7, 10.8, 10.9, 10.10, and 10.11 constitute compensatory plans.
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

10.17	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen (18)

10.18	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and David M. Bankers (19)

10.19	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro (20)

10.20	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Steven R. Pofahl (21)

10.21	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Gary H. Ritondaro (22)

10.22	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White (23)

10.23	Executive Employment Agreement dated as of August 27, 2008 between LodgeNet Interactive Corporation and Scott E. Young (24)

10.24	Executive Employment Agreement dates as of February 25, 2010 between LodgeNet Interactive Corporation and Frank P. Elsenbast (25)

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

†	Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Current Report on Form 8-K dated November 17, 2008.

(3)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(5)	Incorporated by Reference to Exhibit 4.6 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

(6)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009.

(7)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(8)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(10)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(11)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(12)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(13)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(16)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

(18)	Incorporated by Reference to Exhibit 10.17 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Incorporated by Reference to Exhibit 10.18 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Incorporated by Reference to Exhibit 10.19 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(22)	Incorporated by Reference to Exhibit 10.21 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(23)	Incorporated by Reference to Exhibit 10.22 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(24)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on September 2, 2008.

(25)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on March 2, 2010.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 14, 2011.

LodgeNet Interactive Corporation

By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 14, 2011.

Signature	Title	Date

/s/ Scott C. Petersen Scott C. Petersen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2011

/s/ Frank P. Elsenbast Frank P. Elsenbast	Senior Vice President Chief Financial Officer (Principal Financial & Accounting Officer)	March 14, 2011

/s/ Martin L. Abbott Martin L. Abbott	Director	March 14, 2011

/s/ R. Douglas Bradbury R. Douglas Bradbury	Director	March 14, 2011

/s/ John E. Haire John E. Haire	Director	March 14, 2011

/s/ J. Scott Kirby J. Scott Kirby	Director	March 14, 2011

/s/ R. F. Leyendecker R. F. Leyendecker	Director	March 14, 2011

/s/ Vikki I. Pachera Vikki I. Pachera	Director	March 14, 2011

/s/ Edward L. Shapiro Edward L. Shapiro	Director	March 14, 2011

/s/ Scott H. Shlecter Scott H. Shlecter	Director	March 14, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
LodgeNet Interactive Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
LodgeNet Interactive Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is stated in Management’s Report on Internal Control Over Financial Reporting within the 2010 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 14, 2011

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash	$8,381	$17,011
Accounts receivable, net	49,332	51,706
Other current assets	12,728	9,189

Total current assets	70,441	77,906

Property and equipment, net	156,917	206,663
Debt issuance costs, net	3,681	6,005
Intangible assets, net	99,005	106,041
Goodwill	100,081	100,081
Other assets	13,881	11,658

Total assets	$444,006	$508,354

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$60,303	$40,040
Current maturities of long-term debt	4,807	6,101
Accrued expenses	22,327	19,137
Fair value of derivative instruments	10,353	—
Deferred revenue	23,168	17,531

Total current liabilities	120,958	82,809

Long-term debt	368,832	463,845
Fair value of derivative instruments	—	26,623
Other long-term liabilities	8,565	6,064

Total liabilities	498,355	579,341

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at December 31, 2010 and December 31, 2009, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,088,539 and 22,537,664 shares outstanding at December 31, 2010 and December 31, 2009, respectively	251	225
Additional paid-in capital	388,961	379,223
Accumulated deficit	(437,896)	(426,211)
Accumulated other comprehensive loss	(5,666)	(24,225)

Total stockholders’ deficiency	(54,349)	(70,987)

Total liabilities and stockholders’ deficiency	$444,006	$508,354

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Hospitality and Advertising Services	$443,654	$476,658	$527,810
Healthcare	8,518	7,834	6,069

Total revenues	452,172	484,492	533,879

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	249,745	269,997	285,835
Healthcare	4,290	3,918	3,132
Operating expenses:
System operations	42,940	42,605	57,853
Selling, general and administrative	48,151	45,494	52,775
Depreciation and amortization	83,236	100,309	124,060
Goodwill impairment charge	—	—	11,212
Restructuring charge	421	603	5,047
Other operating income	(21)	(126)	(964)

Total direct costs and operating expenses	428,762	462,800	538,950

Income (loss) from operations	23,410	21,692	(5,071)

Other income and (expenses):
Interest expense	(33,537)	(38,092)	(42,551)
Gain on extinguishment of debt	—	9,292	1,446
Loss on early retirement of debt	(1,050)	(1,537)	(448)
Other income (expense)	326	(747)	(945)

Loss before income taxes	(10,851)	(9,392)	(47,569)
Provision for income taxes	(834)	(763)	(849)

Net loss	(11,685)	(10,155)	(48,418)
Preferred stock dividends	(5,750)	(3,114)	—

Net loss attributable to common stockholders	$(17,435)	$(13,269)	$(48,418)

Net loss per common share (basic and diluted)	$(0.71)	$(0.59)	$(2.16)

Weighted average shares outstanding (basic and diluted)	24,454,796	22,439,325	22,372,475

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Dollar amounts in thousands, except share data)

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total
Balance, December 31, 2007	—	$—	22,969,775	$230	60,000	$(1,075)	$330,405	$(367,638)	$(10,164)	$(48,242)
Common stock option exercises	—	—	100	—	—	—	1	—	—	1
Purchase of treasury stock	—	—	—	—	470,000	(4,662)	—	—	—	(4,662)
Retirement of treasury stock	—	—	(350,000)	(3)	(350,000)	2,912	(2,909)	—	—	—
Share-based compensation	—	—	—	—	—	—	1,185	—	—	1,185
Restricted stock	—	—	44,289	—	—	—	1,090	—	—	1,090
Other	—	—	—	—	—	—	(32)	—	—	(32)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(48,418)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,196)
Unrealized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	(23,474)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(78,088)

Balance, December 31, 2008	—	$—	22,664,164	$227	180,000	$(2,825)	$329,740	$(416,056)	$(39,834)	$(128,748)

Common stock option exercises	—	—	3,000	—	—	—	1	—	—	1
Retirement of treasury stock	—	—	(180,000)	(2)	(180,000)	2,825	(2,823)	—	—	—
Preferred stock issuance	57,500	1	—	—	—	—	53,695	—	—	53,696
Preferred stock dividends	—	—	—	—	—	—	(3,114)	—	—	(3,114)
Share-based compensation	—	—	—	—	—	—	1,057	—	—	1,057
Restricted stock	—	—	50,500	—	—	—	667	—	—	667
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(10,155)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,861
Unrealized gain on interest rate swap agreements	—	—	—	—	—	—	—	—	13,748
Comprehensive income	—	—	—	—	—	—	—	—	—	5,454

Balance, December 31, 2009	57,500	$1	22,537,664	$225	—	$—	$379,223	$(426,211)	$(24,225)	$(70,987)

Common stock option exercises	—	—	17,000	—	—	—	48	—	—	48
Common stock issuance	—	—	2,484,000	25	—	—	13,633	—	—	13,658
Preferred stock dividends	—	—	—	—	—	—	(5,750)	—	—	(5,750)
Share-based compensation	—	—	—	—	—	—	1,281	—	—	1,281
Restricted stock	—	—	49,875	1	—	—	480	—	—	481
Warrants issued	—	—	—	—	—	—	46	—	—	46
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(11,685)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	778
Unrealized gain on interest rate swap agreements	—	—	—	—	—	—	—	—	17,781
Comprehensive income	—	—	—	—	—	—	—	—	—	6,874

Balance, December 31, 2010	57,500	$1	25,088,539	$251	—	$—	$388,961	$(437,896)	$(5,666)	$(54,349)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(11,685)	$(10,155)	$(48,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,236	100,309	124,060
Gain on extinguishment of debt (non-cash)	—	(9,292)	(1,446)
Unrealized loss on derivative instruments	1,511	—	—
Goodwill impairment charge	—	—	11,212
Loss on early retirement of debt	1,050	1,537	448
Share-based compensation and restricted stock	1,762	1,724	2,275
Gain due to insurance proceeds	—	—	(815)
Insurance proceeds related to business interruption	—	—	815
Other, net	304	588	576
Change in operating assets and liabilities:
Accounts receivable, net	2,571	12,385	9,030
Other current assets	(1,063)	1,173	2,030
Accounts payable	21,410	(5,713)	(5,454)
Accrued expenses and deferred revenue	4,268	(4,981)	(5,720)
Other	(1,658)	(1,403)	1,260

Net cash provided by operating activities	101,706	86,172	89,853

Investing activities:
Property and equipment additions	(21,825)	(21,341)	(64,407)

Net cash used for investing activities	(21,825)	(21,341)	(64,407)

Financing activities:
Repayment of long-term debt	(101,408)	(91,109)	(33,760)
Payment of capital lease obligations	(1,031)	(1,437)	(1,365)
Borrowings on revolving credit facility	45,000	—	30,000
Repayments of revolving credit facility	(45,000)	—	(30,000)
Purchase of long-term debt	—	(23,685)	—
Proceeds from investment in long-term debt	5,921	5,410	—
Purchase of treasury stock	—	—	(4,662)
Proceeds from issuance of common stock, net of offering costs	13,658	—	—
Proceeds from issuance of preferred stock, net of offering costs	—	53,696	—
Payment of dividends to preferred shareholders	(5,750)	(1,677)	—
Exercise of stock options	49	2	—
Proceeds from issuance of stock warrants	46	—	—

Net cash used for financing activities	(88,515)	(58,800)	(39,787)

Effect of exchange rates on cash	4	180	(428)

(Decrease) increase in cash	(8,630)	6,211	(14,769)
Cash at beginning of period	17,011	10,800	25,569

Cash at end of period	$8,381	$17,011	$10,800

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — The Company
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of December 31, 2010, we provided interactive and media networks and connectivity solutions to approximately 1.8 million hotel rooms in North America and provide our hospitality solutions in select international markets, primarily through local or regional licensees. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of December 31, 2010, our systems were installed in 56 healthcare facilities, representing approximately 12,200 beds, and we had an additional six facilities under contract.
Our operating performance and outlook are strongly influenced by such factors as hotel occupancy levels, general economic conditions in the lodging industry, the number of hotel rooms equipped with our interactive systems, hotel guest demographics, the number and type of product offerings, the popularity and availability of programming and competitive factors, as well as the effect of general economic conditions on consumer spending practices.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition — We recognize revenue from various sources as follows:
➢	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.
➢	Cable Television Programming Services. We generate revenue from the sale of basic and premium cable television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our cable television programming services. We recognize revenue from the sale of cable television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.
➢	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and stand-alone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

➢	Broadband System Sales. We provide broadband Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has stand-alone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a stand-alone basis.
➢	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.
➢	Other Cable Television Programming Systems and Equipment Sales and Services. We generate revenues from the sale and installation of cable television programming systems (i.e. DIRECTV satellite systems); from the installation of master antenna (“MATV”) equipment, including wiring, at the hotel; and from the sale of miscellaneous system equipment or services, such as in-room terminals, television remotes or other media devices, along with service parts and labor. Prices for the equipment or services are fixed and determinable prior to delivery. The equipment is not proprietary and can be supplied by other vendors. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.
➢	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server-based channels within our interactive room base. Advertising-based media services include traditional television advertising, video-on-demand or interactive advertising, programming carriage services and channel access services. The Hotel Networks delivers targeted advertising to hotel rooms on, or sells programming providers access to, 10 satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server-based channels and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.
➢	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. Historically, revenue from the sale and installation of our interactive system was recognized ratably over the one-year maintenance period after the equipment was installed. The contracted system hardware, installation and maintenance elements were not separable during this start-up phase due to insufficient vendor specific objective evidence (“VSOE”) of fair value. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. Upon completion of the initial year, the support arrangement, which includes interactive content, software maintenance and system services, is renewable and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. We attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services. The entire selling price of the interactive system is recognized upon installation using the residual method.

Principles of Consolidation — The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation — The assets and liabilities of our Canadian and Mexican subsidiaries were translated at year-end exchange rates. Statement of operations items were translated at average exchange rates for each month. The translation adjustments are reported as a component of other comprehensive income. The gains or losses on the intercompany accounts between LodgeNet and its foreign subsidiaries, resulting from transactions occurring in foreign currencies, are included in the Consolidated Statements of Operations. The gains or losses on intercompany accounts of a long-term investment nature are reported as a component of other comprehensive income.
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
Property and Equipment — Our property and equipment is stated at cost, net of accumulated depreciation and amortization. Installed hotel systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs directly related to the successful acquisition of hotel contracts. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to system operations expense as incurred. We begin depreciating hotel systems when such systems are installed and activated. Depreciation of other equipment begins when such equipment is placed in service. We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Hotel systems	1 1/2 — 7
Other equipment	3 — 10
Allowance for System Removal — We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system, as well as unamortized installation costs. Over the last five years, de-installation activity was in a range of 2% to 6% of our installed room base.
Allowance for Excess or Obsolete System Components — We regularly evaluate component levels to ascertain build requirements based on our backlog and service requirements based on our current installed base. When a certain system component becomes obsolete due to technological changes, and it is determined the component cannot be utilized within our current installed base, we record a provision through depreciation for excess and obsolete components, based on estimated forecasts of product demand and service requirements. Additionally, we have components held primarily for resale, and if the component is not an active item for our assembly or service inventory, we record a provision through cost of sales related to that product. We make every effort to ensure the accuracy of our forecasts of service requirements and future production; however, any significant unanticipated changes in demand or technological advances could have an impact on the value of system components and reported operating results.

Goodwill Impairment — We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually. We perform our goodwill impairment test for each reporting unit during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during 2010.
We have three reporting units, Hospitality, Advertising Services and Healthcare, for which only the Hospitality and Advertising Services units have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions. Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions. We considered the use of the market and cost approaches but, due to a lack of comparable companies and assets, these approaches would not provide meaningful indications of fair value. We determined the income approach provides the best estimate of fair value and utilized a discounted cash flow analysis based on key assumptions and estimates. We then reconciled the aggregate reporting units’ fair values to their indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions. Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.
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
As of December 31, 2010, our Hospitality segment’s fair value was significantly in excess of its carrying value. The fair value was $189.6 million versus our negative carrying value of $(53.5) million. Our Advertising unit’s fair value of $23.0 million also exceeded its negative carrying value of $(0.9) million as of December 31, 2010.
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
Intangible Assets — In accordance with FASB ASC Topics 350, “Intangibles — Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or change in circumstances warrant modifications to the carrying amount of the assets. These triggering events or circumstances include a significant deterioration in market conditions. We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 — 20
Tradenames	7
Acquired technologies, rights and patents	2 — 10
Content agreements and relationships	4

Software Developed for Internal Use — We have capitalized certain costs of developing internal use software for our Guest Entertainment systems in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This requires capitalization of qualifying costs incurred during the software’s application development stage and to expense as incurred costs incurred during the preliminary project and post implementation/operation stages. We evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or change in circumstances warrant modifications to the carrying amount of the assets. We capitalized internal system development costs of $3.3 million, $1.5 million and $2.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of such costs was $2.8 million, $3.7 million and $4.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Software Developed for Sale — We have capitalized certain costs of developing software for sale for our free-to-guest, broadband and healthcare systems in accordance with FASB ASC Topic 985, “Software.” This requires capitalization of qualifying costs incurred after the establishment of technological feasibility and to expense costs incurred prior to that point as research and development. Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized to direct costs based on current and future revenue, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life. We capitalized system development for sale costs of approximately $613,000, $893,000 and $840,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of such costs was approximately $415,000, $181,000 and $0 during the years ended December 31, 2010, 2009 and 2008, respectively.
Research and Development Costs — Research and development costs related to our software development activities are expensed as incurred. We charged research and development activities of $567,000, $512,000 and $630,000 to operating expense during the years ended December 31, 2010, 2009 and 2008, respectively.
Concentration of Credit Risks and Customer Data — We derive most of our revenue from entities in the lodging industry. During 2010, hotels owned, managed or franchised by Hilton Worldwide (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 18.9% and 16.3%, respectively, of our consolidated revenue. The Hilton-owned properties account for approximately 7.0% of total properties operating under the Hilton brand within our room base. In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton-owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties. In 2008, the Hilton master services agreement was extended through December 31, 2009, and is currently on month-to-month terms as we negotiate a new agreement with current management, which we expect to finalize in 2011. We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott. In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott. The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel owned or managed by Marriott expires. The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition. No other customers account for more than 10% of our total revenue.
Significant Vendors — We obtain most of our basic and premium cable television programming pursuant to an agreement with DIRECTV, which expires on January 1, 2020. Following this expiration, the agreement will renew for two successive one-year terms, unless we or DIRECTV provide notice of non-renewal prior to the end of the current term. We pay only for the selected programming provided to a hotel. The loss of this vendor could limit our ability to provide such programming to our customers and impact our results of operations, cash flows and financial condition.
Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectability is reasonably assured as supported by our credit check process, nominal write-off history and broad customer base. Our interactive hotel base is well diversified in terms of location, demographics and customer contracts. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense. The allowance for doubtful accounts was $409,000, $652,000 and $553,000 at December 31, 2010, 2009 and 2008, respectively.

Derivative Financial Instruments — We follow FASB ASC Topic 815, “Derivative and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item and requires we must formally document, designate and assess the effectiveness of transactions receiving hedge accounting. See Note 9.
Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of FASB ASC Topic 740, “Income Taxes.” Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities. Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.
Comprehensive Income (Loss) — We follow FASB ASC Topic 220, “Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Total comprehensive income (loss) is disclosed in the Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) and includes net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on interest rate swap agreements and foreign currency translation adjustments. Comprehensive income (loss) was as follows for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Net loss	$(11,685)	$(10,155)	$(48,418)
Foreign currency translation adjustment	778	1,861	(6,196)
Unrealized gain (loss) on interest rate swap agreements	17,781	13,748	(23,474)

Comprehensive income (loss)	$6,874	$5,454	$(78,088)

Components of accumulated other comprehensive income (loss), as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	Unrealized
	(Loss) Gain on	Foreign	Accumulated
	Interest Rate	Currency	Other
	Swap	Translation	Comprehensive
	Agreements	Adjustment	Loss
Balance, December 31, 2007	$(16,897)	$6,733	$(10,164)
Change during period	(23,474)	(6,196)	(29,670)

Balance, December 31, 2008	(40,371)	537	(39,834)
Change during period	13,748	1,861	15,609

Balance, December 31, 2009	(26,623)	2,398	(24,225)
Change during period	17,781	778	18,559

Balance, December 31, 2010	$(8,842)	$3,176	$(5,666)

Treasury Stock — We account for treasury stock under the cost method and include it as a component of stockholder’s deficiency within our Consolidated Balance Sheets. Accordingly, we include the cash payment to acquire the treasury stock as a component of financing activities within our Consolidated Statements of Cash Flows. Effective in the fourth quarter of 2007, we began to repurchase shares of common stock as treasury stock. A total of 530,000 shares were repurchased. In March 2008, we retired 350,000 shares, with the remaining 180,000 shares retired in March 2009. There is no treasury stock at December 31, 2010.

Earnings Per Share Computation — We calculate earnings per share (“EPS”) in accordance with FASB ASC Topic 260, “Earnings Per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share.
Effective January 1, 2009, we adopted additional provisions of FASB ASC Topic 260, which provide that unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding shares of non-vested restricted stock are participating securities. All earnings per common share data for periods prior to January 1, 2009 have been retrospectively adjusted to conform to the new computation method.
The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31. Dollar amounts are in thousands, except share data:

	2010	2009	2008
Basic EPS:
Net loss	$(11,685)	$(10,155)	$(48,418)
Preferred stock dividends	(5,750)	(3,114)	—

	$(17,435)	$(13,269)	$(48,418)
Loss allocated to participating securities (1)	—	—	—

Net loss available to common stockholders	$(17,435)	$(13,269)	$(48,418)

Weighted average shares outstanding for basic earnings per common share	24,454,796	22,439,325	22,372,475
Basic earnings per share	$(0.71)	$(0.59)	$(2.16)

Diluted EPS:
Net loss	$(11,685)	$(10,155)	$(48,418)
Preferred stock dividends	(5,750)	(3,114)	—

	$(17,435)	$(13,269)	$(48,418)
Loss allocated to participating securities (1)	—	—	—

Net loss available to common stockholders	$(17,435)	$(13,269)	$(48,418)

Weighted average shares outstanding for basic earnings per common share	24,454,796	22,439,325	22,372,475
Dilutive effect of potential shares (2)	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	24,454,796	22,439,325	22,372,475
Diluted earnings per share	$(0.71)	$(0.59)	$(2.16)

Potential dilutive common shares (2)	17,062,267	17,029,401	1,710,718

(1)	For the years ended December 31, 2010, 2009 and 2008, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)	For the years ended December 31, 2010, 2009 and 2008, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the year ended December 31, 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Share-based compensation expense recognized in the years ended December 31, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
Statements of Cash Flows — Cash is comprised of demand deposits. Cash paid for interest was $31.9 million, $38.1 million and $42.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash paid for taxes, primarily state franchise tax, was $856,000, $929,000 and $759,000 during the years ended December, 2010, 2009 and 2008, respectively.
Effect of Recently Issued Accounting Standards — In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. Entities may also elect to adopt the amendments retrospectively for all prior periods. Depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.
In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. We are evaluating the effect from the adoption of this ASU. Depending on market conditions or other qualitative factors, this ASU could have a material effect on our consolidated results of operations.
In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3 — Fair Value Measurements
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
Level 2: Observable market-based inputs or unobservable inputs which are corroborated by market data.
Level 3: Unobservable inputs which are not corroborated by market data.
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows at December 31 (dollar amounts in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$10,353	$10,353	$26,623	$26,623
Long-term debt	$373,639	$349,426	$469,946	$421,976
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
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is recognized in our current and long-term liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective. We plan to hold the swap agreements to maturity. As a result of our additional payments on the Credit Facility, a portion of our swap arrangements was rendered ineffective (see Note 9).
The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2009:
Interest rate swaps - liability position	$26,623	$—	$26,623	$—

Year Ended December 31, 2010:
Interest rate swaps - liability position	$10,353	$—	$10,353	$—

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at December 31, 2010.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
In 2009, as a result of the general economy and reduced profitability, our cost method investment in a high-speed Internet service provider with a carrying amount of $4.4 million was written down to its Level 3 fair value of $3.0 million, resulting in an impairment charge of $1.4 million. There was no impairment charge incurred during the year ended December 31, 2010.
Note 4 — Property and Equipment, Net
Property and equipment was comprised as follows at December 31 (dollar amounts in thousands):

	2010	2009
Land, building and equipment	$115,031	$111,777
Hotel systems	726,638	754,869

Total	841,669	866,646
Less — depreciation and amortization	(684,752)	(659,983)

Property and equipment, net	$156,917	$206,663

We recorded depreciation and amortization expense for property, plant and equipment of $73.8 million, $89.5 million and $110.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Note 5 — Debt Issuance Costs
Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. No costs were capitalized during the years ended December 31, 2010, 2009 or 2008. Unamortized debt issuance costs of $1.1 million, $1.5 million and $0.4 million were written off in 2010, 2009 and 2008, respectively (see Note 8). Amortization of the debt issuance costs was $1.3 million in 2010, $1.6 million in 2009 and $1.8 million in 2008. Debt issuance costs recorded in the balance sheets are as follows at December 31 (dollar amounts in thousands):

	2010	2009
Debt issuance costs	$9,705	$10,754
Accumulated amortization	(6,024)	(4,749)

	$3,681	$6,005

Note 6 — Goodwill and Other Intangible Assets
We have three reporting units, Hospitality, Advertising Services and Healthcare, for which only the Hospitality and Advertising Services units have goodwill.
Goodwill represents the excess of cost over the fair value of net assets acquired. In 2007, we recorded goodwill in connection with the acquisitions of StayOnline, On Command and The Hotel Networks. The product lines of both StayOnline and On Command shared the same operating and economic characteristics as our pre-acquisition product lines, and were integrated into the Hospitality operating segment.

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
In our 2008 test, we determined goodwill within our Advertising reporting unit was impaired, resulting in a goodwill impairment charge of $11.2 million, which was recognized in the fourth quarter of 2008. This charge reduced goodwill recorded in connection with acquisitions made in 2007, but did not impact our cash flow or debt covenants.
In our 2009 test, we determined there was no impairment.
In our 2010 test, we determined there was no impairment. As of December 31, 2010, our Hospitality segment’s fair value was significantly in excess of carrying value. The fair value was $189.6 million versus our negative carrying value of $(53.5) million. Our Advertising unit’s fair value of $23.0 million also exceeded its negative carrying value of $(0.9) million as of December 31, 2010. Key assumptions used to determine the reporting units’ fair values include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions. Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill. Our revenue is closely linked to the performance of products and services sold to business and leisure travelers. A significant slow-down in economic activities could adversely impact our business, financial condition, results of operations and cash flows. Consequently, our goodwill may be impaired if the market conditions deteriorate or the capital market erodes.
The carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009 and 2008 was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2008
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	—	—	—

Balance as of December 31, 2009
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	—	—	—

Balance as of December 31, 2010
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	$92,614	$7,467	$100,081

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees. These intangible assets have been deemed to have finite useful lives and are amortized over their current estimated useful lives, ranging from 2 to 20 years. We review the intangible assets for impairment when triggering events occur or change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the carrying amount of the assets.
In 2008, we recorded a write-down of $0.6 million related to the On Command studio programming agreements. The impairment charge was primarily driven by the erosion of the general economy and capital markets and their impact on our Hospitality business. There was no impairment charges recorded in either 2010 or 2009.

We have the following intangible assets at December 31 (dollar amounts in thousands):

	2010		2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(23,950)	$120,315	$(17,629)
Other acquired intangibles	13,956	(12,769)	12,884	(12,130)
Tradenames	3,124	(2,107)	3,094	(1,626)
Acquired patents	5,175	(4,739)	5,142	(4,009)

	$142,570	$(43,565)	$141,435	$(35,394)

We recorded consolidated amortization expense of $8.2 million, $9.2 million and $11.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008. We estimate total amortization expense for the years ending December 31, as follows (dollar amounts in millions): 2011 — $7.5; 2012 — $6.8; 2013 — $6.5; 2014 — $6.4 and 2015 — $6.3. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
Note 7 — Accrued Expenses
Accrued expenses were comprised as follows at December 31 (dollar amounts in thousands):

	2010	2009
Property, sales and other taxes	$6,411	$6,933
Compensation	4,639	4,360
Interest	208	92
Programming related	1,782	2,139
Restructuring and reorganization	172	758
Preferred stock dividends	1,438	1,437
Purchase commitments	3,414	371
Other	4,263	3,047

	$22,327	$19,137

Note 8 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows at December 31 (dollar amounts in thousands):

	2010	2009
Bank Credit Facility:
Bank term loan	$372,511	$467,998
Revolving credit facility	—	—
Capital leases	1,128	1,948

	373,639	469,946
Less current maturities	(4,807)	(6,101)

	$368,832	$463,845

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving Credit Facility, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,024,892. The term loan bears interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The agreement provides that when our consolidated leverage ratio is below 3.25 times, the term loan bears interest at our option of (1) the bank’s base rate plus a margin of 0.75% or (2) LIBOR plus a margin of 1.75%. The term loan is collateralized by substantially all of the assets of the Company. The Credit Facility includes terms and conditions which require compliance with the leverage and interest coverage covenants. As of December 31, 2010, our consolidated leverage ratio was 3.43 compared to the maximum allowable of 3.50 and our consolidated interest coverage ratio was 3.19 compared to the minimum allowable of 3.00. Our maximum consolidated leverage ratio will continue to be 3.50 to maturity in 2014. Our minimum consolidated interest coverage ratio will continue to be 3.00 to maturity in 2014. The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving Credit Facility, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving Credit Facility. The Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates ranging from 4.97% to 5.09% (see Note 9). The term loan interest rate as of December 31, 2010 was 2.31%. The all-in weighted average interest rate for the year ended December 31, 2010 was 7.36%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, including any ineffective portion of the hedge. As of December 31, 2010, we were in compliance with all financial covenants required of our bank Credit Facility.
Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in our Credit Facility) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives, which include seeking an amendment to our Credit Facility. Our ability to continue to comply with our current covenants, as well as any revised covenants resulting from an amendment to our Credit Facility, is subject to the general economic climate and business conditions beyond our control. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, may continue to negatively impact our planned results and required covenants. We are currently pursuing an amendment of our Credit Facility, which may increase our interest costs, require upfront fees and modify certain other terms which will be less favorable than we currently have. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
During 2010, we made additional payments totaling $96.8 million on the term loan, in addition to the required payments of $4.6 million, and we wrote off $1.1 million of related debt issuance costs. As a result of our previous repayments, our required quarterly payments have been reduced.
During 2009, we made additional payments totaling $85.4 million on the term loan, including the required $27.7 million from our preferred stock offering, in addition to the required payments of $5.7 million, and we wrote off $1.5 million of related debt issuance costs.
During 2009, as part of our debt reduction initiative, we acquired, through a wholly-owned subsidiary as a permitted investment under our Credit Facility, $31.5 million of our outstanding debt at 70.5% of par value and recorded a gain on the extinguishment of debt of $9.3 million. Under our Credit Facility, we can make permitted investments, as defined by the Credit Facility, of up to $25.0 million.

The Credit Facility provides for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions. As of December 31, 2010, we had outstanding letters of credit totaling $395,000, which reduce amounts available under the revolver. During 2010, we borrowed $45.0 million under the revolving portion of the Credit Facility and repaid the entire amount during the year.
Capital Leases — As of December 31, 2010, we have total capital lease obligations of $1.1 million. Equipment acquired under capital lease arrangements totaled $0.2 million, $0.2 million and $1.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Long-term debt has the following scheduled annual maturities for the years ended December 31 (dollar amounts in thousands):

	2011	2012	2013	2014	2015
Long-term debt	$4,100	$4,100	$4,100	$360,211	$—
Capital leases	762	346	69	29	1

	4,862	4,446	4,169	360,240	1
Less amount representing interest on capital leases	(55)	(18)	(4)	(2)	—

	$4,807	$4,428	$4,165	$360,238	$1

We do not utilize special purpose entities or off-balance sheet financial arrangements.
Note 9 — Derivative Information
We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.
We are required by our Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments is to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of December 31, 2010, we had entered into fixed rate swap agreements for $437.5 million at an average interest rate of 5.05%.
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
Our additional payments on the Credit Facility rendered a portion of the $125.0 million notional swap, entered into in April 2007 and expiring in June 2011, ineffective. The ineffective portion of the change in fair value of this cash flow hedge was a loss of $1.5 million for the year ended December 31, 2010, and was recognized in interest expense in our Consolidated Statements of Operations. The charge is a non-cash charge and does not impact the amount of cash interest paid during the quarter.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments are as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Year ended December 31, 2009:
Interest rate swaps	$437,500	Long-term liabilities	$—	$(26,623)

Year ended December 31, 2010:
Interest rate swaps	$437,500	Current liabilities	$—	$(10,353)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at December 31, 2010 and December 31, 2009 was $8.8 million, which is net of the $1.5 million ineffective portion charged to interest expense, and $26.6 million, respectively (see Note 2 — Comprehensive Income (Loss) discussion).
A summary of the effect of cash flow hedges on our financial statements for the years ended December 31 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Year Ended December 31, 2009:
Interest rate swaps	$(7,877)	Interest expense	$21,625	Interest expense	$—

Year Ended December 31, 2010:
Interest rate swaps	$(4,632)	Interest expense	$20,902	Interest expense	$1,511
Note 10 — Commitments and Contingencies
Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to five years in length. The royalty rate for each movie is predetermined, with the studio receiving a percentage of the gross revenue from the movie. For our television on-demand programming, we obtain rights to release television on-demand content, for which we pay a predetermined percentage of gross revenue or a one-time fixed fee. In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third party provider, whereby we pay a fixed monthly fee. We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee. We also have rights to digital music content through our wholly-owned subsidiary. We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo. Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services. For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue, subject to a minimum guarantee. These agreements contain various restrictions, including default and termination procedures.
Minimum Guarantees — In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content. Generally, our programming contracts are two to five years in length. The unpaid balance of programming-related minimum guarantees, reflected as a liability in our Consolidated Balance Sheet as of December 31, 2010, was approximately $1.2 million. At December 31, 2010, our obligations for programming-related guarantees and purchase commitments aggregated to approximately $12.0 million, including the amount noted above.

Operating Leases — We have entered into certain operating leases which, at December 31, 2010, require future minimum lease payments as follows: 2011 — $1.4 million; 2012 — $0.8 million; 2013 — $0.5 million; 2014 — $0.2 million; and 2015 — $0.1 million. The leases, which relate to combination warehouse/office facilities for installation and service operations, expire at dates ranging from 2011 to 2015. Rental expense under all operating leases was $2.0 million, $2.0 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
On November 17, 2009, Nomadix, Inc., a Delaware corporation based in Newbury Park, California, filed an action for patent infringement in the U.S. District Court in Los Angeles, California. The suit alleged the Company and its subsidiaries On Command Corporation and LodgeNet StayOnline, Inc. infringed five patents. The complaint also asserted claims against a number of other defendants, including Hewlett-Packard Company, Wayport, Inc., Ibahn Corporation, Guest-Tek Interactive Entertainment Ltd. and Guest-Tek Entertainment Inc., Aruba Networks, Inc., Superclick, Inc. and Superclick Networks, Inc. On May 21, 2010, the plaintiff filed an amended complaint asserting infringement of a patent issued on March 30, 2010 entitled “Systems and Methods for Providing Dynamic Network Authorization, Authentication and Accounting.” The Company filed a responsive pleading denying such allegations. This action and a related patent infringement action filed by the Company against Nomadix in the U.S. District Court for South Dakota were settled as of December 31, 2010. In connection with the settlement, the parties entered into a patent license agreement and a strategic technology alliance which includes a number of ordinary course commercial agreements, including agreements pursuant to which the Company will be able to offer various hardware and software developed by Nomadix and its affiliates in the United States, Canada and Mexico, and Nomadix and its affiliates will be able to offer hardware and software developed by the Company in various countries served by such entities.
Note 11 — Stockholders’ Equity
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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. Dividend payments must come from funds available under the restricted payment basket as defined within our Credit Facility agreement. In the event funds are not available and the restricted basket has been exhausted, we would not be able to pay these dividends in cash. Under these circumstances, the Company would be required to pay accumulated and unpaid dividends upon conversion. Additionally, the preferred shareholders would receive a conversion rate approximately 10% higher than the original conversion rate.
Dividends were declared on the preferred stock by our Board of Directors, and as of December 31, 2010, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. These dividends were paid on January 18, 2011.
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
Common Stock — In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock, $0.01 par value per share, to Craig-Hallum Capital Group LLC (Underwriter), for resale to the public at a price per share of $6.00, less an underwriting discount of $0.36 per share. The Underwriter had an option to purchase up to 324,000 additional shares of common stock at the same price to cover overallotments. We completed our offering of 2,484,000 shares (inclusive of the Underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million. Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million.
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
Warrants — In October 2010, we issued a warrant to a professional services company, granting it the right to purchase up to 25,000 shares of our common stock at a price of $3.75 per share. Proceeds from the issuance were $46,000. The warrant became exercisable on the date the professional services were delivered to us in January 2011. The warrant includes anti-dilution provisions and expires on October 15, 2013.
Note 12 — Stock Option Plans
The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock units. The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006. As of December 31, 2010, there were 2,600,000 shares authorized under this plan and 579,596 shares available for grant. In addition to the stock option and restricted stock awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.
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
We measure and recognize compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718, “Compensation — Stock Compensation.” Share-based compensation expense recognized in 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Compensation Cost:
Stock options	$1,281	$1,057	$1,185
Restricted stock	481	667	1,090

Total share-based compensation expense	$1,762	$1,724	$2,275

For the years ended December 31, 2010, 2009 and 2008, the cash received from stock option exercises was nominal. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.
Stock Options
For the year ended December 31, 2010, we granted 40,000 stock options to non-employee directors of the Company and granted 351,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

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
Share-based compensation expense recognized in our results for the years ended December 31, 2010, 2009, and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Our forfeiture rates were estimated based on our historical experience.
The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31 are set forth in the table below:

	2010	2009	2008
Weighted average fair value of options granted	$4.23	$1.61	$5.32

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.2%	4.3%	4.4%
Weighted average expected volatility	93.0%	72.0%	45.4%
Weighted average expected life — employee	5.25 years	5.25 years	5.25 years
Weighted average expected life — officers	5.75 years	5.75 years	5.75 years
Weighted average expected life — non-employee director	8.00 years	8.00 years	8.00 years
The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, December 31, 2007	1,165,450	$18.96
Granted	371,500	11.32
Exercised	(100)	10.24
Forfeited/canceled	(124,500)	17.27

Outstanding, December 31, 2008	1,412,350	17.10
Granted	291,500	2.23
Exercised	(3,000)	0.70
Forfeited/canceled	(18,550)	19.28

Outstanding, December 31, 2009	1,682,300	14.48
Granted	391,500	5.50
Exercised	(17,000)	2.65
Forfeited/canceled	(394,050)	16.59

Outstanding, December 31, 2010	1,662,750	$11.99	5.8	$568,450

Options exercisable, December 31, 2010	1,019,299	$15.16	4.2	$138,815

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options which would have been received by the option holders had all option holders exercised their options on December 31, 2010. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was nominal.
The fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was approximately $1,145,000, $1,105,000, and $783,000, respectively.
For the year ended December 31, 2010, 281,550 vested options to purchase shares with a weighted average exercise price of $20.65 expired. The remaining outstanding share options expire in 2011 through 2020. For the year ended December 31, 2009, 17,050 vested option to purchases shares with a weighted average exercise price of $18.76 expired, and for the year ended December 31, 2008, 31,000 vested options to purchase shares with a weighted average exercise price of $11.35 expired.
Restricted Stock
For the years ended December 31, 2010, and 2008, we awarded 20,000 and 26,000 shares of time-based restricted stock, respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan. We did not award any shares for the year ended December 31, 2009. The shares vest over four years from the date of grant, with 50% vested at the end of year three and 50% at the end of year four. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.
For the years ended December 31, 2010, 2009, and 2008, we awarded 76,000, 87,500 and 35,000 shares of time-based restricted stock, respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan. The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized 50% at the date of grant and 50% ratably over the one year vesting period.
We recorded the following amounts in our Consolidated Statements of Operations related to restricted stock for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Compensation cost — restricted stock:
Time-based vesting	$481	$667	$595
Performance-based vesting	—	—	495

Total share-based compensation expense — restricted stock	$481	$667	$1,090

A summary of the status of restricted stock and changes as of December 31, 2010 is set forth below:

	Time Based		Performance Based
		Weighted		Weighted
		Average		Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of period	93,875	$12.60	1,084	$31.10
Granted	96,000	5.61	—	—
Vested	(97,750)	7.53	—	—
Forfeited/canceled	(8,125)	18.91	(459)	31.10

Outstanding, end of period	84,000	$9.90	625	$31.10

Unrecognized Compensation Expense
As of December 31, 2010, unrecorded compensation costs related to awards issued under our various share-based compensation plans are as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2010	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$1,667	27.1
Restricted stock — time based vesting	246	14.7
Restricted stock — performance based vesting	—	—

Total unrecognized compensation cost	$1,913

Note 13 — Employee Benefit Plans
We sponsor defined contribution plans covering eligible employees. The plans provide for employer contributions based on the level of employee participation. In response to the current and anticipated economic uncertainties, in November 2008 we implemented an expense reduction program, which included, among other things, the suspension of the 401(k) corporate matching contribution. Therefore, our contribution expense for both 2010 and 2009 was $0, and our contribution expense for 2008, prior to the suspension, was $1.3 million. The 401(k) corporate matching contribution continues to be suspended for 2011.
Note 14 — Restructuring
As a result of our post-acquisition activities, we incurred nominal restructuring costs during the years ended December 31, 2010 and 2009, while we incurred restructuring costs of approximately $3.2 million during the year ended December 31, 2008. Restructuring expenses for 2010 consisted of approximately $33,000 related to the consolidation or closure of acquired facilities. Restructuring expenses for 2009 consisted of approximately $386,000 related to the consolidation or closure of acquired facilities and a reduction of approximately $419,000 in employee severance costs, due to unused outplacement services and insurance benefits. Restructuring expenses for 2008 consisted of $1.4 million in employee severance, $1.6 million in redundant acquired facility consolidation and $0.2 million of other restructuring costs. All restructuring costs are included in operating expenses on the Consolidated Statements of Operations. Employee severance costs relate to the phase out of duplicate general and administrative functions. Redundant facility expenses related to the consolidation of certain leased offices and corporate systems infrastructure, including the early termination of a support agreement.
In the fourth quarter of 2008, we implemented an expense reduction program in response to the economic uncertainties, which included a reduction in our general workforce and the closing of our Atlanta call center location and two ancillary offices. The reduction in force resulted in a decrease in our employee base by approximately 20%. As a result of the reduction in force and the facilities closure, we incurred approximately $327,000 of severance-related costs and approximately $61,000 of consolidation or closure of facilities costs during the year ending December 31, 2010. We incurred approximately $342,000 of severance-related costs and $294,000 of consolidation or closure of facilities costs during the year ended December 31, 2009. Reduction in force costs for 2008 consisted of $1.9 million of severance-related costs. All reduction in force costs are included in operating expenses on the Consolidated Statements of Operations.
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%.
We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily reduction in force initiatives and recurring facilities expenses related to the post-acquisition restructuring noted above, will be in the range of $0.9 million to $1.3 million. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

The above restructuring activities primarily occurred within our Hospitality and Advertising Services businesses. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other	Cost of closing
	benefit related	redundant acquired
	costs	facilities	Other	Total
December 31, 2007 balance	$5,289	$485	$—	$5,774
Charges to expense	3,277	1,587	183	5,047
Cash payments	(6,570)	(1,632)	(183)	(8,385)

December 31, 2008 balance	1,996	440	$—	2,436
Charges to expense	(77)	680	—	603
Cash payments	(1,583)	(698)	—	(2,281)

December 31, 2009 balance	336	422	$—	758
Charges to expense	327	94	—	421
Cash payments	(628)	(379)	—	(1,007)

December 31, 2010 balance	$35	$137	$—	$172

Note 15 — Income Taxes
The (loss) gain before income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Domestic	$(12,512)	$(11,401)	$(48,578)
Foreign	1,661	2,009	1,009

Total	$(10,851)	$(9,392)	$(47,569)

The provision for income taxes varies from the federal statutory rate applied to total income as follows for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Federal income tax (benefit) computed at statutory rate (35%)	$(3,798)	$(3,287)	$(16,652)
State income taxes, net of federal benefit	463	353	466
Impairment charge	—	479	3,924
Other non-deductible items	384	60	124
Other	—	—	—
Net change to valuation allowance, excluding change due to acquisitions	3,785	3,158	12,987

Provision for income taxes	$834	$763	$849

The provision for income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
Current:
Federal	$—	$—	$—
State	713	543	642
Foreign	121	220	207

	834	763	849

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax expense	$834	$763	$849

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist of the following at December 31 (dollar amounts in thousands):

	2010	2009	2008
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$227,804	$220,979	$204,466
Capital loss carryforwards	—	—	—
Reserves and accruals	3,195	2,320	2,854
Net deferred revenue	7,356	5,766	5,753
Book over tax depreciation/amortization	—	—	—
Other tax assets	9,811	10,690	9,457
Valuation allowance	(237,848)	(221,665)	(201,104)

Total deferred tax assets	10,318	18,090	21,426

Deferred tax liabilities:
Reserves and accruals	—	—	—
Tax over book depreciation/amortization	(10,318)	(18,090)	(21,426)

Total deferred tax liabilities	(10,318)	(18,090)	(21,426)

Net deferred tax liability	$—	$—	$—

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
Our valuation allowance increased $16.2 million in 2010. This increase was primarily due to book depreciation and amortization in excess of tax depreciation and amortization, an increase in federal and state net operating losses and other book-to-tax differences.
In 2008, we reported an acquired valuation allowance of $51.8 million for the deductible temporary differences, operating loss or tax credit carryforwards as a result of a 2007 acquisition. If this valuation allowance is recognized in the future by elimination of the acquired valuation allowance of $51.8 million, it shall reduce income tax expense.

At December 31, 2010, we had net operating loss carryforwards for United States federal income tax purposes aggregating approximately $552.6 million and $470.2 million for United States state and local income tax purposes. There were also approximately $5.4 million of Canadian federal net operating loss carryforwards. At December 31, 2010, combined federal alternative minimum tax credit carryforwards and foreign tax credits totaled $0.6 million, available to offset future regular tax liabilities. A portion of these loss carryforwards expire each year unless utilized. Tax loss carryforwards expiring in the next five years are as follows (dollar amounts in thousands): 2011 — $16,526; 2012 — $15,968; 2013 — $0; 2014 — $0 and 2015 — $0.
Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, our ability to utilize net operating losses and tax credit carryforwards generated may be limited as a result of such “ownership change,” as defined.
Effective January 1, 2007, the Company adopted additional provisions now codified under FASB ASC Topic 740, “Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements. We are not currently under audit in any income tax jurisdiction and have not signed any extensions to extend the statute of limitations to complete an audit. The Company’s tax returns remain open for all tax years after 2005 and, therefore, may be subject to audit in future periods.
The impact — increase (decrease) — on our Consolidated Balance Sheets as of December 31, 2010 due to the adoption of the additional provisions of FASB ASC Topic 740 is as follows (dollars amounts in thousands):

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Year Ended December 31, 2009:
Uncertain Tax Benefit	$581	$—	$(19)	$562

Year Ended December 31, 2010:
Uncertain Tax Benefit	$562	$—	$(72)	$490
Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance. The total amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate at December 31, 2010, is $490,000. Unrecognized tax benefits were reduced in 2009 and 2010 by $19,000 and $72,000, respectively, as a result of a tax position taken and the expiration of statutory periods of assessment. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
Note 16 — Segment Information
We operate in three reportable segments, Hospitality, Advertising Services and Healthcare. We organize and manage our segments based upon the products and services delivered and the nature of our customer base receiving those products and services. The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry. Our Advertising Services business generates revenue from the sale of advertising-based media services within our hospitality customer base, utilizing the same server-based technology or by the delivery of advertising using 10 television programming channels. Our Healthcare business generates revenue from the sale of interactive system hardware, software licenses, installation services and related programming and support agreements to the healthcare market.
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

Previously, our Advertising Services and Healthcare segments had been presented as “Other,” in one aggregated reportable segment based on relative size. Revenue, operating profit, capital expenditures and total asset amounts reported in previous periods have been reclassified to conform to the current presentation.
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
Financial information related to our reportable segments for the years ended December 31 is as follows (dollar amounts in thousands):

	2010	2009	2008
Total revenue:
Hospitality	$433,787	$469,743	$519,922
Advertising Services	9,867	6,915	7,888
Healthcare	8,518	7,834	6,069

Total	$452,172	$484,492	$533,879

Operating profit:
Hospitality	$128,879	$146,714	$167,104
Advertising Services	769	(2,894)	(3,412)
Healthcare	2,070	1,903	957

Operating profit	131,718	145,723	164,649

Corporate	(24,672)	(23,245)	(30,365)
Depreciation and amortization	(83,236)	(100,309)	(124,060)
Goodwill impairment charge	—	—	(11,212)
Restructuring charge	(421)	(603)	(5,047)
Other operating income	21	126	964
Interest expense	(33,537)	(38,092)	(42,551)
Gain on extinguishment of debt	—	9,292	1,446
Loss on early retirement of debt	(1,050)	(1,537)	(448)
Other income (expense)	326	(747)	(945)

Loss before income taxes	$(10,851)	$(9,392)	$(47,569)

Capital expenditures:
Hospitality	$16,834	$17,433	$53,422
Advertising Services	166	214	169
Healthcare	247	249	207
Corporate	4,578	3,445	10,609

Total	$21,825	$21,341	$64,407

Total assets:
Hospitality	$406,085	$468,609	$542,862
Advertising Services	13,746	11,728	11,943
Healthcare	633	616	565
Corporate	23,542	27,401	34,416

Total	$444,006	$508,354	$589,786

The following table presents revenues by country based on the location of the customer for the years ended December 31 (dollar amounts in thousands):

	2010	2009	2008
United States	$423,883	$456,167	$497,860
Canada	24,804	24,992	31,327
Mexico	2,414	1,952	2,973
Other	1,071	1,381	1,719

Total	$452,172	$484,492	$533,879

Property and equipment by country based on the location of the assets were as follows at December 31 (dollar amounts in thousands):

	2010	2009	2008
United States	$142,713	$188,805	$254,077
Canada	9,826	13,218	14,791
Mexico	4,378	4,640	4,962

Total	$156,917	$206,663	$273,830

Note 17 — Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data are in thousands of dollars, except share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2009
Revenues	$128,092	$121,982	$121,122	$113,296
Net income (loss)	5,958	(5,213)	(4,982)	(5,918)
Net income (loss) attributable to common stockholders	5,958	(5,245)	(6,627)	(7,355)
Per common share (basic)	$0.27	$(0.23)	$(0.30)	$(0.33)
Per common share (diluted)	0.26	(0.23)	(0.30)	(0.33)

2010
Revenues	$118,052	$113,071	$113,794	$107,255
Net loss	(2,502)	(3,145)	(1,674)	(4,364)
Net loss attributable to common stockholders	(3,940)	(4,582)	(3,111)	(5,802)
Per common share (basic and diluted)	$(0.17)	$(0.18)	$(0.12)	$(0.23)

LodgeNet Interactive Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(Dollar amounts in thousands)

		Additions	Additions
	Balance	Charged to	Related to		Balance
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2008:
Allowance for Excess or Obsolete System Components	$675	$513	$—	$620	$568
Allowance for Doubtful Accounts	432	844	—	723	553
Allowance for System Removal	422	3,157	—	2,314	1,265
Deferred Tax Valuation Allowance	197,232	—	18,308	14,436	201,104

Year Ended December 31, 2009:
Allowance for Excess or Obsolete System Components	$568	$776	$—	$499	$845
Allowance for Doubtful Accounts	553	536	—	437	652
Allowance for System Removal	1,265	2,641	—	3,010	896
Deferred Tax Valuation Allowance	201,104	—	20,561	—	221,665

Year Ended December 31, 2010:
Allowance for Excess or Obsolete System Components	$845	$1,163	$—	$811	$1,197
Allowance for Doubtful Accounts	652	636	—	879	409
Allowance for System Removal	896	4,399	—	4,301	994
Deferred Tax Valuation Allowance	221,665	—	16,183	—	237,848