Form 10-Q
period 2011-03-31
LODGENET INTERACTIVE CORP
filed 2011-05-06
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2011, there were 25,155,330 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$16,074	$8,381
Accounts receivable, net	50,527	49,332
Other current assets	12,779	12,728

Total current assets	79,380	70,441

Property and equipment, net	143,544	156,917
Debt issuance costs, net	5,587	3,681
Intangible assets, net	97,033	99,005
Goodwill	100,081	100,081
Other assets	13,592	13,881

Total assets	$439,217	$444,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$65,064	$60,303
Current maturities of long-term debt	10,612	4,807
Accrued expenses	19,673	22,327
Fair value of derivative instruments	5,246	10,353
Deferred revenue	20,101	23,168

Total current liabilities	120,696	120,958

Long-term debt	359,970	368,832
Other long-term liabilities	10,010	8,565

Total liabilities	490,676	498,355

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at March 31, 2011 and December 31, 2010, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,152,080 and 25,088,539 shares outstanding at March 31, 2011 and December 31, 2010, respectively	252	251
Additional paid-in capital	387,942	388,961
Accumulated deficit	(438,804)	(437,896)
Accumulated other comprehensive loss	(850)	(5,666)

Total stockholders’ deficiency	(51,459)	(54,349)

Total liabilities and stockholders’ deficiency	$439,217	$444,006

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Hospitality and Advertising Services	$105,835	$115,499
Healthcare	1,894	2,553

Total revenues	107,729	118,052

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	59,361	65,261
Healthcare	922	1,346
Operating expenses:
System operations	10,069	10,515
Selling, general and administrative	9,689	12,115
Depreciation and amortization	19,641	22,173
Restructuring charge	1,160	3
Other operating (income) expense	(14)	5

Total direct costs and operating expenses	100,828	111,418

Income from operations	6,901	6,634

Other income and (expenses):
Interest expense	(7,671)	(8,682)
Loss on early retirement of debt	(158)	(493)
Other income	317	223

Loss before income taxes	(611)	(2,318)
Provision for income taxes	(297)	(184)

Net loss	(908)	(2,502)
Preferred stock dividends	(1,438)	(1,437)

Net loss attributable to common stockholders	$(2,346)	$(3,939)

Net loss per common share (basic and diluted)	$(0.09)	$(0.17)

Weighted average shares outstanding (basic and diluted)	25,037,122	22,746,527

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(908)	$(2,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,641	22,173
Unrealized (gain) loss on derivative instruments	(745)	659
Loss on early retirement of debt	158	493
Share-based compensation and restricted stock	414	312
Other, net	122	40
Change in operating assets and liabilities:
Accounts receivable, net	(2,667)	(1,350)
Other current assets	459	170
Accounts payable	4,709	10,222
Accrued expenses and deferred revenue	(2,127)	(1,521)
Other	178	(598)

Net cash provided by operating activities	19,234	28,098

Investing activities:
Property and equipment additions	(4,645)	(4,525)

Net cash used for investing activities	(4,645)	(4,525)

Financing activities:
Repayment of long-term debt	(3,025)	(45,274)
Payment of capital lease obligations	(214)	(287)
Borrowings on revolving credit facility	25,000	—
Repayments of revolving credit facility	(25,000)	—
Debt issuance costs	(2,410)	—
Proceeds from investment in long-term debt	177	2,643
Proceeds from issuance of common stock, net of offering costs	—	13,692
Payment of dividends to preferred shareholders	(1,438)	(1,437)
Exercise of stock options	5	3

Net cash used for financing activities	(6,905)	(30,660)

Effect of exchange rates on cash	9	4

Increase (decrease) in cash	7,693	(7,083)
Cash at beginning of period	8,381	17,011

Cash at end of period	$16,074	$9,928

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2011, and for the three month periods ended March 31, 2011 and 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2010, as filed with the Commission. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010
Land, building and equipment	$112,373	$115,031
Hotel systems	717,948	726,638

Total	830,321	841,669
Less — depreciation and amortization	(686,777)	(684,752)

Property and equipment, net	$143,544	$156,917

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

Per Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable. Effective January 1, 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350. This ASU provides that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. In considering whether it is more likely than not an impairment loss exists, a company is required to evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill. Factors include a significant deterioration in market conditions, unanticipated competition, loss of key personnel and an anticipated sale of a reporting unit. If an entity determines it is more likely than not an impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. We perform our goodwill impairment test for each reporting unit annually during the fourth quarter.
Impairment testing is not required for our finite-life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.
During the first quarter of 2011, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets, and the adoption of the additional provisions of FASB ASC Topic 350 has not had an impact on our consolidated financial position, results of operations or cash flows.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2010
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	—	—	—

Balance as of March 31, 2011
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	—	(11,212)	(11,212)

	$92,614	$7,467	$100,081

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees. These intangible assets have been deemed to have finite useful lives and are amortized over their current estimated useful lives, ranging from 2 to 20 years. We review the intangible assets for impairment when triggering events occur or a change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the carrying amount of the assets.

We have the following intangible assets (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(25,526)	$120,315	$(23,950)
Other acquired intangibles	13,972	(12,929)	13,956	(12,769)
Tradenames	3,125	(2,223)	3,124	(2,107)
Acquired patents	5,195	(4,896)	5,175	(4,739)

	$142,607	$(45,574)	$142,570	$(43,565)

We recorded consolidated amortization expense of $2.0 million and $2.2 million, respectively, for the three months ended March 31, 2011 and 2010. We estimate total amortization expense for the nine months remaining in 2011 and the years ending December 31 as follows (dollar amounts in millions): 2011 — $5.4; 2012 — $6.8; 2013 — $6.5; 2014 — $6.4; 2015 — $6.3 and 2016 — $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
Note 4 — Earnings Per Share Computation
We follow FASB ASC Topic 260, “Earnings Per Share,” which requires the computation and disclosure of two earning per share (“EPS”) amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share. The provisions of FASB ASC Topic 260 also provide that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding shares of non-vested restricted stock are participating securities.

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended March 31. Dollar amounts are in thousands, except share data:

	Three Months Ended
	March 31,
	2011	2010
Basic EPS:
Net loss	$(908)	$(2,502)
Preferred stock dividends	(1,438)	(1,437)

	$(2,346)	$(3,939)
Loss allocated to participating securities (1)	—	—

Net loss available to common stockholders	$(2,346)	$(3,939)

Weighted average shares outstanding for basic earnings per common share	25,037,122	22,746,527
Basic earnings per share	$(0.09)	$(0.17)

Diluted EPS:
Net loss	$(908)	$(2,502)
Preferred stock dividends	(1,438)	(1,437)

	$(2,346)	$(3,939)
Loss allocated to participating securities (1)	—	—

Net loss available to common stockholders	$(2,346)	$(3,939)

Weighted average shares outstanding for basic earnings per common share	25,037,122	22,746,527
Dilutive effect of potential shares (2)	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	25,037,122	22,746,527
Diluted earnings per share	$(0.09)	$(0.17)

Potential dilutive common shares (2)	17,251,792	17,208,201

(1)	For the three months ended March 31, 2011 and 2010, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)	For the three months ended March 31, 2011 and 2010, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010
Property, sales and other taxes	$6,410	$6,411
Compensation	5,011	4,639
Interest	655	208
Programming related	1,467	1,782
Restructuring and reorganization	519	172
Preferred stock dividends	1,438	1,438
Purchase commitments	1,763	3,414
Other	2,410	4,263

	$19,673	$22,327

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010
Bank Credit Facility:
Term loan	$369,662	$372,511
Revolving loan commitment	—	—
Capital leases	920	1,128

	370,582	373,639
Less current maturities	(10,612)	(4,807)

	$359,970	$368,832

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving loan commitment, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The required quarterly payments have been adjusted for the reduction in principal as a result of our early repayments against the loan, resulting in a quarterly payment requirement of $1,024,892 for March 31, 2011. The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The term loan is collateralized by substantially all of the assets of the Company.
Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modifies certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduces the commitments under the revolving loan commitment, increases the interest rate and required amortization and adjusts other covenants. The Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.
Under the Amendment, the $50.0 million revolving loan commitment has been reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million beginning June 30, 2011 through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants. As of March 31, 2011, our consolidated leverage ratio was 3.46 compared to the maximum allowable ratio of 4.00 and our consolidated interest coverage ratio was 2.76 compared to the minimum allowable ratio of 2.25. Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013. It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity. The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates of 4.97% and 5.09% (see Note 13). The term loan interest rate as of March 31, 2011 was 6.50%. The all-in weighted average interest rate for the quarter ended March 31, 2011 was 8.26%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. The swap agreements will expire in June 2011. The Amendment does not require us to enter into any hedge agreements. As of March 31, 2011, we were in compliance with all financial covenants required of our bank Credit Facility.
Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives. Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
During the first quarter of 2011, we made a prepayment of $2.0 million on the term loan, along with the required payment of $1.0 million. We expensed $0.2 million of debt issuance costs related to the prepayment and the Amendment described above.
In the first quarter of 2010, we made our required quarterly payment of $1.3 million, prepaid a total of $44.0 million on the term loan, which included $13.7 million of net proceeds from the common stock offering, and expensed $0.5 million of related debt issuance costs. The common stock offering is discussed in more detail in Note 15.
The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of March 31, 2011, we had outstanding letters of credit totaling $395,000, which reduce amounts available under the revolving loan commitment. During the first quarter of 2011, we borrowed $25.0 million under the revolving loan commitment and repaid the entire amount during the quarter.
Capital Leases — As of March 31, 2011, we had total capital lease obligations of $0.9 million. There was no equipment acquired under capital lease arrangements during the three months ended March 31, 2011. Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of March 31, 2011, long-term debt has the following scheduled maturities for the nine months remaining in 2011 and the full years ending December 31, 2012 and after (dollar amounts in thousands):

	2011	2012	2013	2014	2015
Long-term debt	$7,500	$10,000	$15,000	$337,162	$—
Capital leases	531	348	70	30	1

	8,031	10,348	15,070	337,192	1

Less amount representing interest on capital leases	(35)	(19)	(4)	(2)	—

	$7,996	$10,329	$15,066	$337,190	$1

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

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(908)	$(2,502)
Other comprehensive income:
Foreign currency translation adjustment	454	595
Changes due to cash flow hedging:
Amortization of unrealized loss on interest rate swaps	448	—
Change in fair value on interest rate swaps	3,914	3,097

Other comprehensive income	4,816	3,692

Total comprehensive income	$3,908	$1,190

Components of accumulated other comprehensive loss, as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010
Unrealized loss on interest rate swap agreements	$(4,480)	$(8,842)
Foreign currency translation adjustment	3,630	3,176

Accumulated other comprehensive loss	$(850)	$(5,666)

Note 8 — Statements of Cash Flows
Cash is comprised of demand deposits. Cash paid for interest was $8.0 million for both the three months ended March 31, 2011 and 2010. Cash paid for taxes was $93,000 and $215,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three months ended March 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended March 31 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Compensation cost:
Stock options	$314	$312
Restricted stock	100	—

Total share-based compensation expense	$414	$312

For the three months ended March 31, 2011 and 2010, cash received from stock option exercises was nominal. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.
Stock Options
For the three months ended March 31, 2011, we did not grant any stock options to non-employee directors of the Company; however, we did grant 212,500 stock options to certain officers and employees. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends on our common stock; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
Restricted Stock
For the three months ended March 31, 2011, we did not award any shares of time-based or performance-based restricted stock to our non-employee directors; however, we did award 56,250 shares of time-based restricted stock to certain officers pursuant to our 2003 Stock Option Incentive Plan. The shares will vest over four years from the date of grant, with 50% vested at the end of year three and 50% vested at the end of year four. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the first quarter of 2011, we did not issue any performance-based restricted stock to our officers.
Note 10 — Restructuring
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $1.2 million of costs during the three months ended March 31, 2011, of which $1.1 million was related to our Hospitality business and $0.1 million was related to our Advertising Services business. We incurred nominal costs during the three months ended March 31, 2010. All costs are included in operating expenses on the Consolidated Statements of Operations.

The above restructuring activities primarily occurred within our Hospitality and Advertising Services businesses. Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Total
December 31, 2010 balance	$35	$137	$172
Charges to expense	1,094	66	1,160
Cash payments	(699)	(114)	(813)

March 31, 2011 balance	$430	$89	$519

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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$5,246	$5,246	$10,353	$10,353
Long-term debt	$370,582	$355,796	$373,639	$349,426
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
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements is recognized in our current liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective and in interest expense if the hedge is ineffective. We plan to hold the swap agreements to maturity. As a result of the Amendment to our Credit Facility, our swap arrangements ceased to be effective and hedge accounting was discontinued (see Note 13).

The following table summarizes the valuation of our financial instruments by the fair value hierarchy described above as of the valuation date listed (dollar amounts in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total	Markets for	Observable	Unobservable
	Fair Value	Identical Asset	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
Year Ended December 31, 2010:
Interest rate swaps — liability position	$10,353	$—	$10,353	$—

Three Months Ended March 31, 2011:
Interest rate swaps — liability position	$5,246	$—	$5,246	$—
We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value at March 31, 2011.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2011.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, depreciation and amortization expenses, restructuring charges, other operating income (expense), interest expense, loss on the early retirement of debt, other income (expense) and income tax expense. We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the three months ended March 31 is as follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total revenues:
Hospitality	$103,301	$113,159
Advertising Services	2,534	2,340
Healthcare	1,894	2,553

Total	$107,729	$118,052

Operating profit:
Hospitality	$31,139	$34,494
Advertising Services	540	(222)
Healthcare	443	345

Operating profit	32,122	34,617

Corporate	(4,434)	(5,802)
Depreciation and amortization	(19,641)	(22,173)
Restructuring charge	(1,160)	(3)
Other operating income (expense)	14	(5)
Interest expense	(7,671)	(8,682)
Loss on early retirement of debt	(158)	(493)
Other income	317	223

Loss before income taxes	$(611)	$(2,318)

Note 13 — Derivative Information
We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.
We were required by our original Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments was to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provide an offset to the rate changes. As of March 31, 2011, we had entered into fixed rate swap agreements for $437.5 million at an average interest rate of 5.05%. The swap agreements will expire in June 2011. The Amendment to our Credit Facility does not require us to enter into any hedge agreements.
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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and will be amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps are recorded directly to interest expense. We recorded a loss of $448,000 related to the nine days of amortization in the first quarter of 2011. In addition, we recorded a gain of $1,193,000 related to the change in fair value of the interest rate swaps. The net amount of $745,000 is a non-cash gain and does not impact the amount of cash interest paid during the quarter.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments are as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Year ended December 31, 2010:
Interest rate swaps	$437,500	Current liabilities	$—	$(10,353)

Three months ended March 31, 2011:
Interest rate swaps	$437,500	Current liabilities	$—	$(5,246)
The unrecognized loss for all cash flow hedges included in accumulated other comprehensive loss at March 31, 2011 and December 31, 2010 was $4.5 million and $8.8 million, respectively (see Note 7).
A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31 is as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Three Months Ended March 31, 2010:
Interest rate swaps	$(2,815)	Interest expense	$5,253	Interest expense	$659

Three Months Ended March 31, 2011:
Interest rate swaps	$(89)	Interest expense	$4,672	Interest expense	$(745)
Note 14 — Perpetual Preferred Stock
In June 2009, we completed our offering of 57,500 shares (inclusive of the initial purchaser’s option to purchase the additional 7,500 shares), bringing the total aggregate liquidation preference of the preferred stock sold to $57.5 million.
Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009. Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009. Dividend payments not to exceed $5,750,000 in any fiscal year are allowable under the restricted payment basket as defined within the Amendment to our Credit Facility.

Dividends were declared on the preferred stock by our Board of Directors and, as of March 31, 2011, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. These dividends were paid on April 15, 2011.
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
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the three months ended March 31, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.
Note 17 — Effect of Recently Issued Accounting Standards
In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this ASU effective January 1, 2011. The adoption of this ASU did not have an impact on our consolidated results of operations or cash flows; however, depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows in future periods.
In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this ASU effective January 1, 2011. The adoption of this ASU did not have an impact on our consolidated results of operations or cash flows; however, depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows in future periods.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU requires additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures were effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.
In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. We adopted this ASU effective January 1, 2011. The adoption of this ASU did not have an impact on our consolidated results of operations or cash flows; however, depending on how we sell and deliver future systems and services, this ASU could have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows in future periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.
Special Note Regarding Forward-Looking Statements
Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:
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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of March 31, 2011, we provided interactive and media networks and connectivity solutions to approximately 1.8 million hotel rooms in North America and provide our hospitality solutions in select international markets, primarily through local or regional licensees. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of March 31, 2011, our systems were installed in 58 healthcare facilities, representing approximately 12,700 beds, and we had an additional six facilities under contract.

In the first quarter of 2011, we successfully amended our existing bank Credit Facility, with one of the amended terms being an increase in our consolidated leverage ratio covenant to 4.00 times. This will provide us additional flexibility to invest in growth initiatives, such as partnering with our best customers as we upgrade their properties to high definition, as well as roll out our Envision platform. Envision is our next-generation, interactive television platform which connects our interactive, high-definition guest room televisions to Internet-sourced content and information. Envision will support branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs. We installed our first Envision system this quarter, and believe this system elevates the guest experience by presenting interactive content and information guests need while traveling. We are also continuing our market testing of VOD 2.0, which is a movie merchandising initiative with a new tiered pricing structure and on-screen look, in addition to marketing messages showcasing our access to recently released movies prior to their release to the home video market. We believe these initiatives enhance the products and services delivered to our hotel customers and their guests.
As a result of our continued diversification efforts, 45.4% of total first quarter 2011 revenue is from non-Guest Entertainment sources, driven by increases in Advertising Services, Hotel Services and System Sales and Related Services. Within our Hospitality and Advertising businesses, non-Guest Entertainment revenue per room increased 7.6% this quarter over the same period last year. Total gross margin improved 40 basis points in the first quarter of 2011, to 44.0% compared to 43.6% in the first quarter of 2010. The increase was impacted by a 110 basis point increase in Guest Entertainment gross margin. During the quarter, we also took steps to reduce and contain our cost structure, which resulted in a decrease of $2.9 million or 12.7% in operating expenses versus the prior year. With our first quarter 2011 restructuring initiative, we flattened the organization and reduced our operating costs through lower personnel expenses, while sustaining our funding of high-value product development and growth initiatives noted above.
Our total revenue for the first quarter of 2011 was $107.7 million, a decrease of $10.3 million or 8.7%, compared to the first quarter of 2010. The decrease in revenue was from Guest Entertainment and Healthcare, partially offset by increases in revenue from Advertising Services, Hotel Services and System Sales and Related Services. The decrease in Guest Entertainment revenue was driven by a decline in movie purchases and a 6.0% reduction in the average number of Guest Entertainment rooms period over period. The top five theatrical movies generated $6.2 million in revenue this quarter, which was 40.4% less than the first quarter of 2010, as poor Hollywood content continues to have a negative impact on revenue per room. Hotel Services revenue increased $0.2 million or 0.6%, to $34.7 million during the first quarter of 2011 versus the first quarter of 2010, related to price increases on cable television programming compared to the prior year. System Sales and Related Services revenue increased $0.1 million or 1.1%, to $9.7 million during the first quarter of 2011 versus the first quarter of 2010. The increase resulted from growth in network design and television installation services, offset by a reduction in broadband equipment sales. The Hotel Networks (“THN”), our advertising services subsidiary, generated $2.5 million of Advertising Services revenue during the first quarter of 2011 compared to the prior year period, an increase of $0.2 million or 8.3%. This increase was primarily the result of an increase in channel carriage revenues and advertising purchases by national advertisers on our platform. Healthcare revenue decreased $0.7 million or 25.8%, to $1.9 million during the first quarter of 2011 compared to the first quarter of 2010, driven by timing delays of certain installations.
Our total direct costs decreased $6.3 million or 9.5% period over period, to $60.3 million in the first quarter of 2011 as compared to $66.6 million in the first quarter of 2010. The decrease in total direct costs was driven by lower volume in Guest Entertainment and Hotel Services, related to decreased movie revenue and the reduction in rooms, and by rate reductions across our cost structure, related to reduced average commission rates paid to hotels and lower connectivity costs from right-sizing bandwidth and renegotiating supplier agreements. Advertising Services also experienced lower fixed costs this quarter, driven by lower satellite distribution costs versus last year. These changes improved gross margins to 44.0% for the first quarter of 2011 compared to 43.6% for the prior year period.
System operations expenses and selling, general and administrative (“SG&A”) expenses were $19.8 million in the first quarter of 2011 compared to $22.6 million in the prior year quarter. The decrease resulted primarily from a reduction in force program initiated in January 2011, which reduced our workforce by approximately 7%.

We generated $19.2 million of cash from operating activities as compared to $28.1 million in the first quarter of 2010. The decrease in cash flow from the prior year was related to favorable working capital in the prior year period due to an increase in payables. Cash used for property and equipment additions, including growth related capital, was $4.6 million in the first quarter of 2011. In March 2011, we made the required quarterly payment of $1.0 million on the term loan and also made an additional payment of $2.0 million.
Hospitality and Advertising Services Businesses
Our Hospitality and Advertising Services businesses include television content sold to hotels and/or the respective hotels’ guests. The products can include interactive video-on-demand (VOD), cable television programming, Internet services or advertising services, and have an analogous consumer base. All products and services are delivered through a proprietary system platform having related satellite communication technology, and are geared towards the hotels and their guests.
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). One of our main sources of revenue, generating 54.6% of total revenue, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
Our total guest-generated revenue depends on a number of factors, including:
•	The number of rooms on our network. We can increase revenue over time by increasing the number of rooms served by our interactive television systems. Our ability to expand our room base is dependent on a number of factors, including newly constructed hotel properties and the attractiveness of our technology, service and support to hotels currently operating without an interactive television system.

•	The occupancy rate at the property. Our revenue also varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events, such as terrorist threats or public health issues. Occupancy rates for the properties we serve are typically higher during the second and third quarters due to seasonal travel patterns. We target higher occupancy properties in diverse demographic and geographic locations in an effort to mitigate occupancy-related risks.

•	The buy rate of hotel guests. This is impacted by a number of issues, some of which are not under our control. Specific issues impacting buy rate include:
•	The number of rooms equipped with our high-definition (“HD”) systems. We can increase revenue by increasing the number of HD rooms served. Our ability to expand our HD room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment. We are focused on accelerating the installation of our HD systems as hotels increase their purchase of HD televisions, since the revenue generated from the digital quality experience within our installed HD rooms is more than 60% higher than our analog rooms.

•	The popularity, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format. Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue. Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize revenue and profitability.

•	The price of the service purchased by the hotel guest. Generally, we control the prices charged for our products and services and manage pricing in an effort to maximize revenue and overall profitability. We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions. Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•	The availability of alternative programming. We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, movie downloads, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities, such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

•	Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, economic conditions have had a significant, negative impact on our revenue levels. As economic conditions improve in the future, guest purchase activity may or may not increase to the same levels previously experienced by the Company.
The primary direct costs of providing Guest Entertainment are:
•	license fees paid to major motion picture studios, which are variable and based on a percent of guest-generated revenue, for non-exclusive distribution rights of recently released major motion pictures;

•	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;

•	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and

•	fixed monthly Internet connectivity costs.
Hotel Services (includes revenue from hotels for services such as television channels and recurring broadband Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.
•	Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and is distributed over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•	Broadband Internet Service and Support. We also design, install and operate wired and wireless broadband Internet systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge guests or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers, or through a revenue-share model in which hotel guests pay for broadband Internet and we pay a commission to our hotel customers. While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.
System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of broadband Internet and other interactive television systems and equipment, cable television programming reception equipment, Internet conference services and professional services, such as design, project management and installation services.

Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing-based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of March 31, 2011 and March 31, 2010, we provided advertising media services to approximately 1.2 million hotel rooms. We also deliver targeted advertising and services to more than 350,000 hotel rooms on 10 popular satellite-delivered channels.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services. As of March 31, we had the following number of rooms installed with the designated service:

	March 31,
	2011	2010
Total rooms served (1)	1,797,336	1,911,842
Total Guest Entertainment rooms (2)	1,649,296	1,764,363
Total HD rooms (3)	273,309	239,984
Percent of Total Guest Entertainment rooms	16.6%	13.6%
Total Cable Television Programming (FTG) rooms (4)	1,013,551	1,083,837
Percent of Total Guest Entertainment rooms	61.5%	61.4%
Total Broadband Internet rooms (5)	171,713	200,139
Percent of Total rooms served	9.6%	10.5%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)	Guest Entertainment rooms, of which 88.2% are digital, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

(5)	Represents rooms receiving high-speed Internet service.

High Definition Room Growth
We also track the penetration of our high-definition television (“HDTV”) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms or convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of an HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets, given the negative impact of the economy on the hospitality industry. We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company. We installed our HDTV systems in the following number of net new rooms as of March 31:

	March 31,
	2011	2010
Net new HDTV rooms for the three months ended	2,859	8,396
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

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2011	2010	2010	2009
Average cost per HD room — new installation	$192	$271	$200	$339
Average cost per HD room — conversion	$177	$204	$167	$241
The decrease in the average cost per new and converted HD rooms from 2009 to 2011 was primarily driven by lower component and overhead costs, larger average number of rooms for properties installed and hotels contributing a greater share of total installation costs through purchases of systems and equipment.

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

	Three Months Ended
	March 31,
	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.79	$12.99
Non-Guest Entertainment
Hotel Services	6.93	6.48
System Sales and Related Services	1.94	1.80
Advertising Services	0.51	0.44

	9.38	8.72

Total Hospitality and Advertising Services revenue per room	$21.17	$21.71

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $9.38 per room, a 7.6% increase from the prior year quarter. Total Non-Guest Entertainment revenue, including Healthcare, comprised 45.4% of total revenue during the first quarter of 2011.
Average Direct Costs Per Room
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct costs per room for the three months ended March 31:

	Three Months Ended
	March 31,
	2011	2010
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.59	$5.20
Hotel Services	5.76	5.59
System Sales and Related Services	1.26	1.21
Advertising Services	0.26	0.27

Total Hospitality and Advertising Services direct costs per room	$11.87	$12.27

The average direct cost per Guest Entertainment room varies with revenue and, from 2010 to 2011, was driven by lower movie royalties and commissions earned by the hotels.
Healthcare Business
The healthcare market in the United States consists of over 940,000 hospital beds across 5,800 facilities. We believe most hospitals currently do not have any form of interactive television services. The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies. Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
•	revenue generated from the sale of the interactive system hardware, software license and installation services;

•	revenue from the sale and installation of DIRECTV satellite equipment and related programming;

•	revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, DIRECTV satellite equipment and interactive systems; and

•	revenue generated from cable plant design, modification and installation, as well as television installation services.
As of March 31, these services and solutions were installed as follows:

	2011	2010	Change	% Change
Systems installed	58	50	8	16.0%
Beds installed	12,659	10,327	2,332	22.6%
General Operations
Total Operating Expenses
We also monitor and manage the operating expenses per room. System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites. Selling, general and administrative expenses (“SG&A”) primarily include payroll costs, share-based compensation, engineering development costs and legal, marketing, professional and compliance costs. The following table sets forth the components of our operating expenses per room for the three months ended March 31:

	Three Months Ended
	March 31,
	2011	2010
Systems operations expenses	$2.01	$1.98
SG&A expenses	1.94	2.28
Depreciation and amortization (D&A)	3.93	4.17
Restructuring charge	0.24	—

	$8.12	$8.43

Systems operations as a percent of total revenue	9.3%	8.9%
SG&A as a percent of total revenue	9.0%	10.3%
D&A as a percent of total revenue	18.2%	18.8%
Total operating expenses as a percent of total revenue	37.6%	38.0%

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
Free Cash Flow
We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. The decrease in cash flow from 2010 was related to favorable working capital in the prior year period. We can manage capital expenditures by reducing the per-room installation cost of a room and by varying the number of rooms we install in any given period.
Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided by operating activities	$19,234	$28,098
Property and equipment additions	(4,645)	(4,525)

	$14,589	$23,573

Liquidity and Capital Resources
During the first three months of 2011, cash provided by operating activities was $19.2 million, and we used $4.6 million of the cash we generated for property and equipment additions. During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required quarterly payment of $1.0 million. We also used $1.4 million for preferred stock dividends. During the first three months of 2010, cash provided by operating activities was $28.1 million, and we used cash for property and equipment additions of $4.5 million. During the same period, we prepaid $44.0 million against our Credit Facility, in addition to the required quarterly payment of $1.3 million. We also used $1.4 million for the preferred stock dividend payment. The decrease in cash provided by operating activities for the first three months of 2011 compared to the first three months of 2010 was expected, due to favorable changes in working capital in the prior year period, primarily accounts payable. Cash as of March 31, 2011 was $16.1 million versus $8.4 million as of December 31, 2010.
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

Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. We plan to allocate a portion of our future cash flow from operations to the repayment of debt, as necessary, and to the expansion of our high-definition room base. As of March 31, 2011, working capital was negative $41.3 million, compared to negative $50.5 million at December 31, 2010.
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
In April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving loan commitment, which matures in April 2013. For the first quarter of 2011, the adjusted quarterly payment requirement was approximately $1.0 million. The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.00% or (2) LIBOR plus a margin of 2.00%. The term loan is collateralized by substantially all of the assets of the Company.
Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modifies certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduces the commitments under the revolving loan commitment, increases the interest rate and required amortization and adjusts other covenants. The Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.
Under the Amendment, the $50.0 million revolving loan commitment has been reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million beginning June 30, 2011 through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.
The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. We currently have two outstanding fixed rate swap agreements for $437.5 million, with fixed interest rates of 4.97% and 5.09% (see Note 13 to the financial statements). The term loan interest rate as of March 31, 2011 was 6.50%. The all-in weighted average interest rate for the quarter ended March 31, 2011 was 8.26%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. The swap agreements will expire in June 2011. The Amendment does not require us to enter into any hedge agreements. As of March 31, 2011, we were in compliance with all financial covenants required of our bank Credit Facility.
The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.

Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2011	2010
Actual consolidated leverage ratio (1) (3)	3.46	3.59
Maximum per covenant	4.00	3.75

Actual consolidated interest coverage ratio (2) (3)	2.76	3.22
Minimum per covenant	2.25	3.00

(1)	Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the bank Credit Facility and the Amendment.

(2)	Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense and preferred dividends, as defined by the terms of the bank Credit Facility and the Amendment.

(3)	Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the bank Credit Facility and the Amendment, and are presented here to demonstrate compliance with the covenants in the Amendment, as noncompliance with such covenants could have a material adverse effect on us.
Our debt covenant ratios will change in future periods as follows:

		Q3 2013
	Q4 2012	to maturity
Maximum consolidated leverage ratio	3.75	3.50

Minimum consolidated interest coverage ratio	2.25	2.25
We do not utilize special purpose entities or off-balance sheet financial arrangements.
In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in the Amendment. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our prudent management of capital investment, working capital and operating costs and exploring other alternatives. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
We achieved a consolidated leverage ratio of 3.46 compared to the maximum allowable ratio of 4.00 for the first quarter of 2011. Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control. Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. As of March 31, 2011, we are not aware of any events which would qualify under the Material Adverse Effect under the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of March 31, 2011 was $370.6 million versus $373.6 million as of December 31, 2010.
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
With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and will be amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps are recorded directly to interest expense. We recorded a loss of $448,000 related to the nine days of amortization in the first quarter of 2011. In addition, we recorded a gain of $1,193,000 related to the change in fair value of the interest rate swaps. The net amount of $745,000 is a non-cash gain and does not impact the amount of cash interest paid during the quarter.
The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of March 31, 2011, we had outstanding letters of credit totaling $395,000.
Obligations and commitments as of March 31, 2011 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$370,582	$10,612	$22,791	$337,179	$—
Interest on bank term loan (1)	74,955	25,626	49,069	260	—
Interest on derivative instruments (net)	5,249	5,249	—	—	—
Operating lease payments	3,010	1,161	1,339	435	75
Purchase obligations (2)	11,135	5,662	3,573	1,820	80
Minimum royalties and commissions (3)	1,202	998	204	—	—

Total contractual obligations	$466,133	$49,308	$76,976	$339,694	$155

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$395	$395	$—	$—	$—

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments.

(3)	In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.

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

Discussion and Analysis of Results of Operations
Three Months Ended March 31, 2011 and 2010
Revenue Analysis. Total revenue for the first quarter of 2011 was $107.7 million, a decrease of $10.3 million or 8.7%, compared to the first quarter of 2010. The decrease in revenue was from Guest Entertainment and Healthcare revenues, partially offset by increases in revenue from Advertising Services, Hotel Services and System Sales and Related Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended March 31:

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$58,922	54.6%	$69,082	58.5%
Hotel Services	34,679	32.2%	34,486	29.2%
System Sales and Related Services	9,700	9.0%	9,591	8.1%
Advertising Services	2,534	2.4%	2,340	2.0%

Total Hospitality and Advertising Services	105,835	98.2%	115,499	97.8%
Healthcare	1,894	1.8%	2,553	2.2%

	$107,729	100.0%	$118,052	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $9.7 million or 8.4%, to $105.8 million in the first quarter of 2011 compared to $115.5 million in the first quarter of 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.17 in the first quarter of 2011, a decrease of 2.5% as compared to $21.71 in the prior year quarter. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended March 31:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.79	$12.99
Hotel Services	6.93	6.48
System Sales and Related Services	1.94	1.80
Advertising Services	0.51	0.44

Total Hospitality and Advertising Services revenue per room	$21.17	$21.71

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $10.2 million or 14.7%, to $58.9 million in the first quarter of 2011 as compared to $69.1 million in the prior year quarter. On a per-room basis, monthly Guest Entertainment revenue for the first quarter of 2011 declined 9.2%, to $11.79 compared to $12.99 for the first quarter of 2010. This change in revenue per room is affected by a 6.0% reduction in the average number of rooms served period over period, some of which were low margin properties, less popular Hollywood content during the current quarter as compared to the prior year quarter, and the continued conservative consumer buying pattern of travelers. Our top five theatrical movies generated $4.2 million or 40.4%, less in revenue this quarter compared to the first quarter of 2010 and, as a result, average monthly movie revenue per room was $11.13 for the first quarter of 2011, an 8.5% reduction as compared to $12.16 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room decreased 20.5% to $0.66 in the first quarter of 2011, related to decreases in television on-demand programming, music, game and television Internet revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $0.2 million or 0.6%, to $34.7 million during the first quarter of 2011 versus $34.5 million in the first quarter of 2010. On a per-room basis, monthly Hotel Services revenue for the first quarter of 2011 increased 6.9%, to $6.93 compared to $6.48 for the first quarter of 2010. Monthly cable television programming revenue per room increased 6.9%, to $6.33 for the first quarter of 2011 as compared to $5.92 for the first quarter of 2010. These increases resulted from price increases on cable television programming over the prior year period. Recurring broadband Internet revenue per room increased 7.1%, to $0.60 for the current quarter as compared to $0.56 for the prior year quarter.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first quarter of 2011, revenue increased $0.1 million or 1.1%, to $9.7 million as compared to $9.6 million for the first quarter of 2010. The increase was from continued growth in delivering network design and television installation services, offset by reductions in broadband equipment sales.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first quarter of 2011, revenue increased $0.2 million or 8.3%, to $2.5 million as compared to $2.3 million in the prior year period. This increase was primarily the result of increased channel carriage revenue, where we provide cable channels to providers for the distribution of their programming, and increased advertising purchases by national advertisers on our platform.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue decreased $0.7 million or 25.8%, to $1.9 million in the first quarter of 2011 as compared to $2.6 million for the first quarter of 2010, driven by timing delays of certain installations. During the current quarter, we installed 435 beds and two facilities compared to 1,135 beds and five facilities during the prior year period. We have six signed healthcare contracts in our backlog waiting for installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $6.3 million or 9.5%, to $60.3 million in the first quarter of 2011 as compared to $66.6 million in the first quarter of 2010. Total direct costs were 56.0% of revenue for the first quarter of 2011 as compared to 56.4% in the first quarter of 2010. Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $59.4 million for the first quarter of 2011 compared to $65.3 million for the prior year quarter. The decrease in total direct costs was driven by lower volume and rate reductions in certain components of our cost structure. We had a lower volume of activity in Guest Entertainment, Hotel Services and System Sales and Related Services, related to decreased movie revenue and a reduction in room count. Rate reductions include reductions in the average commission rate paid to hotels and lower connectivity costs, realized from right-sizing bandwidth and renegotiating supplier agreements. Advertising Services also experienced lower fixed costs this quarter, driven by lower satellite distribution costs.

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended March 31 (dollar amounts in thousands):

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$10,069	9.3%	$10,515	8.9%
Selling, general and administrative	9,689	9.0%	12,115	10.3%
Depreciation and amortization	19,641	18.2%	22,173	18.8%
Restructuring charge	1,160	1.1%	3	0.0%
Other operating (income) expense	(14)	0.0%	5	0.0%

Total operating expenses	$40,545	37.6%	$44,811	38.0%

System operations expenses decreased $0.4 million or 4.2%, to $10.1 million in the first quarter of 2011 as compared to $10.5 million in the first quarter of 2010. The decrease was driven by our reduction in force program initiated in January 2011, which reduced our workforce by approximately 7%, as well as lower property taxes and business insurance costs. As a percentage of total revenue, system operations expenses increased to 9.3% this quarter as compared to 8.9% in the first quarter of 2010. Per average installed room, system operations expenses also increased, to $2.01 per room per month compared to $1.98 in the prior year quarter.
Selling, general and administrative (“SG&A”) expenses decreased $2.4 million or 20.0%, to $9.7 million in the current quarter as compared to $12.1 million in the first quarter of 2010. The decrease was a result of our reduction in force program, as noted above, and our first quarter expense mitigation initiative. As a percentage of revenue, SG&A expenses were 9.0% in the current quarter as compared to 10.3% in the prior year quarter. SG&A expenses were $1.94 per average installed room per month for the current quarter as compared to $2.28 in the first quarter of 2010.
Depreciation and amortization expenses were $19.6 million in the first quarter of 2011 as compared to $22.2 million in the first quarter of 2010. The decline was due to the reduction in capital investments over the past several years and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 18.2% in the first quarter of 2011 compared to 18.8% in the first quarter of 2010.
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $1.2 million of costs during the three months ended March 31, 2011, of which $1.1 million was related to our Hospitality business and $0.1 million was related to our Advertising Services business. During the first quarter of 2010, we had nominal costs related to restructuring and workforce reduction activities. We estimate additional expenses charged to restructuring over the next 12 to 18 months, primarily reduction in force and recurring facilities expenses related to the January 2011 initiative noted above, will be in the range of $100,000 to $300,000. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.
Operating Income. As a result of the factors described above, operating income increased to $6.9 million in the first quarter of 2011 compared to $6.6 million in the first quarter of 2010.

Interest Expense. Interest expense was $7.7 million in the current quarter versus $8.7 million in the first quarter of 2010. The outstanding balance of our debt under the Credit Facility decreased to $370.6 million in the first quarter of 2011 from $427.0 million in the first quarter of 2010. The all-in weighted average interest rate was 8.26% for the first quarter of 2011 versus 6.85% for the first quarter of 2010. Interest expense for the first quarter of 2011 included a net $745,000 non-cash interest gain related to our interest rate swap position, including a $1,193,000 gain related to the change in fair value of the swaps and $448,000 in amortization of deferred losses frozen in other comprehensive income. In the first quarter of 2010, interest expense included $659,000 of non-cash interest charges related to our interest rate swap position.
Loss on Early Retirement of Debt. During the first quarter of 2011, we made additional prepayments on the term loan totaling $2.0 million and, as a result of this prepayment and the Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs. During the first quarter of 2010, we made additional prepayments on our term loan totaling $44.0 million and expensed $0.5 million of unamortized debt issuance costs.
Taxes. For the first quarter of 2011 and 2010, we incurred taxes of $297,000 and $184,000, respectively, primarily for state franchise taxes.
Net Loss. As a result of the factors described above, net loss was $0.9 million for the first quarter of 2011 compared to net loss of $2.5 million in the prior year quarter.

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
Revenue Recognition — We recognize revenue from various sources as follows:
•	Guest Entertainment Services. Our primary source of revenue is from providing in-room, interactive television services to the lodging industry, which the hotel guest typically purchases on a per-view, hourly or daily basis. These services include on-demand movies, on-demand games, music and music videos, Internet on television and television on-demand. We recognize revenue from the sale of these guest entertainment services in the period in which such services are sold to the hotel guest and when collection is reasonably assured. Persuasive evidence of a purchase exists through a guest buy transaction recorded on our system. No future performance obligations exist with respect to these types of services once they have been provided to the hotel guest. The prices related to our products or services are fixed or determinable prior to delivery of the products or services.

•	Cable Television Programming Services. We generate revenue from the sale of basic and premium cable television programming to individual hotels. In contrast to Guest Entertainment services, where the hotel guest is charged directly for the service, we charge the hotel for our cable television programming services. We recognize revenue from the sale of cable television programming services in the period in which such services are sold and when collection is reasonably assured. We establish the prices charged to each hotel and no future performance obligations exist on programming which has been provided to the hotel. Persuasive evidence of an arrangement exists through our long-term contract with each hotel. We also have advance billings from one month to three months for certain basic and premium programming services where the revenue is deferred and recognized in the periods which services are provided.

•	Broadband Service and Support. We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers. In addition, we provide, in some cases, the hotel property with the portal to access the Internet. We receive monthly service fees from such hotel properties for our maintenance services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and standalone sales. Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

•	Broadband System Sales. We provide broadband Internet access through the sale and installation of equipment. Revenue from the sale and installation of this equipment is recognized when the equipment is installed. The delivery and installation of the equipment are concurrent. In addition, this equipment, which can be acquired from other manufacturers or retailers, has standalone value to the customer. The software used within these systems can also be supplied by other vendors unrelated to us. Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a standalone basis.

•	Hotel System Sales and Support. We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee. Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements. The multiple elements are not separable because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model. The interactive system prices are fixed and determinable prior to delivery. Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.

•	Other Cable Television Programming Systems and Equipment Sales and Services. We generate revenues from the sale and installation of cable television programming systems (i.e. DIRECTV satellite systems); from the installation of master antenna (“MATV”) equipment, including wiring, at the hotel; and from the sale of miscellaneous system equipment or services, such as in-room terminals, television remotes or other media devices, along with service parts and labor. Prices for the equipment or services are fixed and determinable prior to delivery. The equipment is not proprietary and can be supplied by other vendors. These sales are not made under multiple element arrangements and we recognize the revenue when the equipment is delivered or service (repair or installation) has been performed. No future performance obligation exists on an equipment sale or on a repair service which has been provided.

•	Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server-based channels within our interactive room base. Advertising-based media services include traditional television advertising, video-on-demand or interactive advertising, programming carriage services and channel access services. The Hotel Networks delivers targeted advertising to hotel rooms on, or sells programming providers access to, 10 satellite-delivered channels, known as the SuperBlock, which include MSNBC, CNBC, FOX News and The Weather Channel. In addition to the satellite platform, we generate revenue from server-based channels and other interactive and location-based applications which can be delivered by our interactive television platform. Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured. We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast. Persuasive evidence of an arrangement exists through our contracts with each advertiser.

•	Healthcare System Sales and Support. We provide our interactive television infrastructure and content to the healthcare industry. We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year. The package price of the interactive system and related maintenance is fixed and determinable prior to delivery. The entire selling price of the interactive system is recognized upon installation, and is calculated using the estimated selling price on a standalone basis. The support arrangement, which includes interactive content, software maintenance and system services, is renewable upon completion of the initial year and is recognized ratably over the term of the related contract. The hospital is under no obligation to contract with us for the support arrangement. They may contract with other providers and utilize the equipment and software installed by us. We attained 100% renewal activity for maintenance services, therefore establishing VSOE of the fair value of maintenance services.

Allowance for Doubtful Accounts. We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us. In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf. Collectability is reasonably assured, as supported by our credit check process, nominal write-off history and broad customer base. Our interactive hotel base is well diversified in terms of location, demographics and customer contracts. If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.
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

Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity was in a range of 2% to 7% of our installed room base.
Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually. We perform our goodwill impairment test for each reporting unit during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the first quarter of 2011.
Effective January 1, 2011, we adopted additional provisions of FASB ASC Topic 350, which provide that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. During the first quarter of 2011, we did not encounter any events or circumstances which could trigger an impairment of our goodwill or intangible assets; therefore, this adoption has not had any impact on our consolidated financial position, results of operations or cash flows.
We operate in three reportable segments, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill, to be performed annually or if a triggering event indicates the carrying value may not be recoverable. If there was such a triggering event, the first step would be to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions. Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions. We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets. We believe the income approach provides the best estimate of fair value and utilize a discounted cash flow analysis based on key assumptions and estimates. We would then reconcile the aggregate reporting units’ fair values to their indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions. Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.
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
At March 31, 2011, we had debt totaling $370.6 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Term loan	$369,662	$354,876
Capital leases	920	920

	$370,582	$355,796

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
We have two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expire in June 2011. The term loan interest rate as of March 31, 2011 was 6.50% and the capital lease interest rate was 7.33%. Our all-in weighted average interest rate, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended March 31, 2011 was 8.26%, compared to 6.85% for the quarter ended March 31, 2010. After giving effect to the interest rate swap arrangements, we had fixed rate debt of $370.6 million and no variable rate debt, as the total swap amount was greater than our term loan amount at March 31, 2011. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant. Upon expiration of the interest rate swaps in June 2011, a one percentage point increase to interest rates, assuming other variables remain constant, would still have no impact to second half 2011 earnings and cash flow, due to our LIBOR floor of 1.5%.
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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the first quarter of 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the three months ended March 31, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation (Registrant)

Date: May 6, 2011	/ s / Scott C. Petersen Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 6, 2011	/ s / Frank P. Elsenbast Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)