Form 10-Q
period 2011-06-30
LODGENET INTERACTIVE CORP
filed 2011-08-05
CIK 911002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X     No___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___No   X
At August 1, 2011, there were 25,209,580 shares outstanding of the Registrant’s common stock, $0.01 par value.

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

Part I — Financial Information
Item 1 — Financial Statements
LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$14,479	$8,381
Accounts receivable, net	45,687	49,332
Other current assets	12,038	12,728

Total current assets	72,204	70,441

Property and equipment, net	133,814	156,917
Debt issuance costs, net	5,146	3,681
Intangible assets, net	95,240	99,005
Goodwill	100,081	100,081
Other assets	12,742	13,881

Total assets	$419,227	$444,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$56,228	$60,303
Current maturities of long-term debt	10,522	4,807
Accrued expenses	19,593	22,327
Fair value of derivative instruments	-	10,353
Deferred revenue	17,910	23,168

Total current liabilities	104,253	120,958

Long-term debt	357,512	368,832
Other long-term liabilities	8,335	8,565

Total liabilities	470,100	498,355

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,209,580 and 25,088,539 shares outstanding at June 30, 2011 and December 31, 2010, respectively	252	251
Additional paid-in capital	386,961	388,961
Accumulated deficit	(441,728)	(437,896)
Accumulated other comprehensive income (loss)	3,641	(5,666)

Total stockholders’ deficiency	(50,873)	(54,349)

Total liabilities and stockholders’ deficiency	$419,227	$444,006

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Hospitality and Advertising Services	$103,389	$111,658	$209,223	$227,157
Healthcare	3,246	1,413	5,140	3,966

Total revenues	106,635	113,071	214,363	231,123

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	58,580	62,181	117,939	127,442
Healthcare	1,527	724	2,450	2,070
Operating expenses:
System operations	9,733	10,627	19,801	21,142
Selling, general and administrative	10,839	12,314	20,528	24,429
Depreciation and amortization	17,783	20,925	37,423	43,097
Restructuring charge	3	239	1,164	242
Other operating (income) expense	(8)	-	(21)	6

Total direct costs and operating expenses	98,457	107,010	199,284	218,428

Income from operations	8,178	6,061	15,079	12,695

Other income and (expenses):
Interest expense	(10,962)	(8,712)	(18,633)	(17,395)
Loss on early retirement of debt	-	(267)	(158)	(760)
Other (expense) income	(3)	2	315	227

Loss before income taxes	(2,787)	(2,916)	(3,397)	(5,233)
Provision for income taxes	(137)	(229)	(435)	(414)

Net loss	(2,924)	(3,145)	(3,832)	(5,647)
Preferred stock dividends	(1,437)	(1,437)	(2,875)	(2,875)

Net loss attributable to common stockholders	$(4,361)	$(4,582)	$(6,707)	$(8,522)

Net loss per common share (basic and diluted)	$(0.17)	$(0.18)	$(0.27)	$(0.36)

Weighted average shares outstanding (basic and diluted)	25,063,669	24,996,955	25,050,469	23,877,958

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(3,832)	$(5,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,423	43,097
Unrealized (gain) loss on derivative instruments	(1,511)	1,469
Loss on early retirement of debt	158	760
Share-based compensation and restricted stock	869	960
Other, net	262	153
Change in operating assets and liabilities:
Accounts receivable, net	2,166	(1,091)
Other current assets	632	26
Accounts payable	(4,126)	15,715
Accrued expenses and deferred revenue	(4,953)	445
Other	526	(773)

Net cash provided by operating activities	27,614	55,114

Investing activities:
Property and equipment additions	(10,595)	(8,954)

Net cash used for investing activities	(10,595)	(8,954)

Financing activities:
Repayment of long-term debt	(5,525)	(68,636)
Payment of capital lease obligations	(407)	(559)
Borrowings on revolving credit facility	45,000	8,000
Repayments of revolving credit facility	(45,000)	(8,000)
Debt issuance costs	(2,444)	-
Proceeds from investment in long-term debt	323	4,007
Proceeds from issuance of common stock, net of offering costs	-	13,658
Payment of dividends to preferred shareholders	(2,875)	(2,875)
Exercise of stock options	7	41

Net cash used for financing activities	(10,921)	(54,364)

Effect of exchange rates on cash	-	(40)

Increase (decrease) in cash	6,098	(8,244)
Cash at beginning of period	8,381	17,011

Cash at end of period	$14,479	$8,767

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.
Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2010, as filed with the Commission. The results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.
The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Note 2 — Property and Equipment, Net
Property and equipment was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010
Land, building and equipment	$113,131	$115,031
Hotel systems	666,703	726,638

Total	779,834	841,669
Less - depreciation and amortization	(646,020)	(684,752)

Property and equipment, net	$133,814	$156,917

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

Per Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable. Effective January 1, 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350. This ASU provides that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill. Factors include a significant deterioration in market conditions, unanticipated competition, loss of key personnel and an anticipated sale of a reporting unit. If an entity determines it is more likely than not that an impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.
Impairment testing is not required for our finite-life intangibles unless there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.
During the second quarter of 2011, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets, and the adoption of the additional provisions of FASB ASC Topic 350 has not had an impact on our consolidated financial position, results of operations or cash flows. We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.
The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2010
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	-	-	-

Balance as of June 30, 2011
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	-	(11,212)	(11,212)

	$92,614	$7,467	$100,081

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

We have the following intangible assets (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(27,096)	$120,315	$(23,950)
Other acquired intangibles	13,972	(13,044)	13,956	(12,769)
Tradenames	3,131	(2,317)	3,124	(2,107)
Acquired patents	5,210	(4,931)	5,175	(4,739)

	$142,628	$(47,388)	$142,570	$(43,565)

We recorded consolidated amortization expense of $3.8 million and $4.2 million, respectively, for the six months ended June 30, 2011 and 2010. We estimate total amortization expense for the six months remaining in 2011 and the years ending December 31 as follows (dollar amounts in millions): 2011 - $3.6; 2012 - $6.8; 2013 - $6.5; 2014 - $6.4; 2015 - $6.3 and 2016 - $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.
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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended June 30. Dollar amounts are in thousands, except share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic EPS:
Net loss	$(2,924)	$(3,145)	$(3,832)	$(5,647)
Preferred stock dividends	(1,437)	(1,437)	(2,875)	(2,875)

	$(4,361)	$(4,582)	$(6,707)	$(8,522)

Loss allocated to participating securities (1)	—	—	—	—

Net loss available to common stockholders	$(4,361)	$(4,582)	$(6,707)	$(8,522)

Weighted average shares outstanding for basic earnings per common share	25,063,669	24,996,955	25,050,469	23,877,958
Basic earnings per share	$(0.17)	$(0.18)	$(0.27)	$(0.36)

Diluted EPS:
Net loss	$(2,924)	$(3,145)	$(3,832)	$(5,647)
Preferred stock dividends	(1,437)	(1,437)	(2,875)	(2,875)

	$(4,361)	$(4,582)	$(6,707)	$(8,522)

Loss allocated to participating securities (1)	—	—	—	—

Net loss available to common stockholders	$(4,361)	$(4,582)	$(6,707)	$(8,522)

Weighted average shares outstanding for basic earnings per common share	25,063,669	24,996,955	25,050,469	23,877,958
Dilutive effect of potential shares (2)	N/A	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	25,063,669	24,996,955	25,050,469	23,877,958
Diluted earnings per share	$(0.17)	$(0.18)	$(0.27)	$(0.36)

Participating securities (1)	126,625	65,625	126,625	65,625

Potential dilutive common shares (2)	17,201,417	17,149,267	17,201,417	17,149,267

(1)
For the three and six months ended June 30, 2011 and 2010, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)
For the three and six months ended June 30, 2011 and 2010, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses
Accrued expenses were comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010
Property, sales and other taxes	$5,783	$6,411
Compensation	5,907	4,639
Interest	624	208
Programming related	562	1,782
Restructuring and reorganization	180	172
Preferred stock dividends	1,437	1,438
Purchase commitments	2,739	3,414
Other	2,361	4,263

	$19,593	$22,327

Note 6 — Long-term Debt and Credit Facilities
Long-term debt was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010
Bank Credit Facility:
Term loan	$367,308	$372,511
Revolving loan commitment	-	-
Capital leases	726	1,128

	368,034	373,639
Less current maturities	(10,522)	(4,807)

	$357,512	$368,832

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving loan commitment, which matures in April 2013. The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007. The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.0% or (2) LIBOR plus a margin of 2.0%. The term loan is collateralized by substantially all of the assets of the Company.
Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modifies certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduces the commitments under the revolving loan commitment, increases the interest rate and required quarterly repayment amount and adjusts other covenants. In March 2011, the Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.
Under the Amendment, the $50.0 million revolving loan commitment has been reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants. As of June 30, 2011, our consolidated leverage ratio was 3.49 compared to the maximum allowable ratio of 4.00 and our consolidated interest coverage ratio was 2.57 compared to the minimum allowable ratio of 2.25. Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013. It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity. The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our fixed rate swap agreements expired in June 2011 (see Note 13). The Amendment does not require us to enter into any hedge agreements. The term loan interest rate as of June 30, 2011 was 6.5%. The all-in weighted average interest rate for the quarter ended June 30, 2011 was 12.0%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2011, we were in compliance with all financial covenants required of our bank Credit Facility.
Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our management of capital investment, working capital and operating costs and exploring other alternative financing. Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
During the first quarter of 2011, we made a prepayment of $2.0 million on the term loan, along with the required payment of $1.0 million. We expensed $0.2 million of debt issuance costs related to the prepayment and the Amendment described above. During the second quarter of 2011, we made the required payment of $2.5 million.
In the first quarter of 2010, we made our required quarterly payment of $1.3 million, prepaid a total of $44.0 million on the term loan, which included $13.7 million of net proceeds from the common stock offering, and expensed $0.5 million of related debt issuance costs. The common stock offering is discussed in more detail in Note 15. In the second quarter of 2010, we made a prepayment of $22.2 million, in addition to the $1.2 million required payment on the term loan, and expensed $0.3 million of related debt issuance costs.
The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of June 30, 2011, we had outstanding letters of credit totaling $325,000, which reduce amounts available under the revolving loan commitment. During the second quarter of 2011, we borrowed $20.0 million under the revolving loan commitment and repaid the entire amount during the quarter.
Capital Leases — As of June 30, 2011, we had total capital lease obligations of $0.7 million. There was no equipment acquired under capital lease arrangements during the six months ended June 30, 2011. Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of June 30, 2011, long-term debt has the following scheduled maturities for the six months remaining in 2011 and the full years ending December 31, 2012 and after (dollar amounts in thousands):

	2011	2012	2013	2014	2015
Long-term debt	$5,000	$10,000	$15,000	$337,308	$-
Capital leases	321	348	70	30	1

	5,321	10,348	15,070	337,338	1
Less amount representing interest on capital leases	(19)	(19)	(4)	(2)	-

	$5,302	$10,329	$15,066	$337,336	$1

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(2,924)	$(3,145)	$(3,832)	$(5,647)
Other comprehensive income:
Foreign currency translation adjustment	11	(546)	465	50
Changes due to cash flow hedging:
Amortization of unrealized loss on interest rate swaps	4,480	-	4,928	-
Change in fair value on interest rate swaps	-	5,808	3,914	8,904

Other comprehensive income	4,491	5,262	9,307	8,954

Total comprehensive income	$1,567	$2,117	$5,475	$3,307

Components of accumulated other comprehensive income (loss), as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	June 30,	December 31,
	2011	2010
Unrealized loss on interest rate swap agreements	$-	$(8,842)
Foreign currency translation adjustment	3,641	3,176

Accumulated other comprehensive income (loss)	$3,641	$(5,666)

Note 8 — Statements of Cash Flows
Cash is comprised of demand deposits. Cash paid for interest was $19.7 million and $16.0 million, respectively, for the six months ended June 30, 2011 and 2010. Cash paid for taxes was $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

Note 9 — Share-Based Compensation
We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation – Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three and six months ended June 30, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.
The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation cost:
Stock options	$264	$366	$578	$678
Restricted stock	191	282	291	282

Total share-based compensation expense	$455	$648	$869	$960

For the six months ended June 30, 2011 and 2010, cash received from stock option exercises was $7,000 and $41,000, respectively. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.
Stock Options
For the three months ended June 30, 2011, we did not grant any stock options to officers or employees; however, we did grant 35,000 stock options to non-employee directors of the Company. The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. We do not pay dividends on our common stock; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.
Restricted Stock
For the three months ended June 30, 2011, we awarded 66,500 shares of time-based restricted stock to our non-employee directors and 25,000 shares of time-based restricted stock to certain officers, both grants pursuant to our 2003 Stock Option Incentive Plan. The shares awarded to our non-employee directors vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant. The shares awarded to certain officers will vest 50% in April 2012 and 50% in April 2013. The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period. In the second quarter of 2011, we did not issue any performance-based restricted stock.
Note 10 — Restructuring
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred nominal costs during the three months ended June 30, 2011 and $1.2 million of costs during the six months ended June 30, 2011, of which the entire $1.2 million was related to our Hospitality and Advertising Services businesses. During the three and six months ended June 30, 2010, we incurred $0.2 million of costs. All costs are included in operating expenses on the Consolidated Statements of Operations.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

		Cost of closing
	Severance and	redundant
	other benefit	acquired
	related costs	facilities	Total
December 31, 2010 balance	$35	$137	$172
Charges to expense	1,102	62	1,164
Cash payments	(1,010)	(146)	(1,156)

June 30, 2011 balance	$127	$53	$180

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
Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements are as follows (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Interest rate swaps - liability position	$-	$-	$10,353	$10,353
Long-term debt	$368,034	$353,342	$373,639	$349,426
The fair value of our long-term debt is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value. For our capital leases, the carrying value approximates the fair value. The fair value of the interest rate swaps (used for purposes other than trading) was the estimated amount we would have had to pay to terminate the swap agreement at the reporting date.
The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments. The fair value of the swap agreements was recognized in our current liabilities. Changes in fair value are recognized in other comprehensive income (loss) if the hedge is effective and in interest expense if the hedge is ineffective.
For the year ended December 31, 2010, the total fair value amount of $10.4 million for our interest rate swaps was included in Level 2 of the fair value hierarchy, as described above. There was no fair value measurement for the six months ended June 30, 2011, as our interest rate swap arrangements expired effective June 30, 2011.

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically review and validate this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value.
Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2011.
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

Financial information related to our reportable segments for the three and six months ended June 30 is as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues:
Hospitality	$101,134	$109,074	$204,434	$222,233
Advertising Services	2,255	2,584	4,789	4,924
Healthcare	3,246	1,413	5,140	3,966

Total	$106,635	$113,071	$214,363	$231,123

Operating profit:
Hospitality	$29,551	$32,864	$60,689	$67,358
Advertising Services	191	212	731	(10)
Healthcare	945	262	1,388	607

Operating profit	30,687	33,338	62,808	67,955

Corporate	(4,731)	(6,113)	(9,163)	(11,915)
Depreciation and amortization	(17,783)	(20,925)	(37,423)	(43,097)
Restructuring charge	(3)	(239)	(1,164)	(242)
Other operating income (expense)	8	-	21	(6)
Interest expense	(10,962)	(8,712)	(18,633)	(17,395)
Loss on early retirement of debt	-	(267)	(158)	(760)
Other (expense) income	(3)	2	315	227

Loss before income taxes	$(2,787)	$(2,916)	$(3,397)	$(5,233)

Note 13 — Derivative Information
We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.
We were required by our original Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments was to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provided an offset to the rate changes. The swap agreements expired in June 2011. The Amendment to our Credit Facility does not require us to enter into any hedge agreements.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expired in June 2011. These swap arrangements effectively changed the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. All of the swap agreements were issued by Credit Suisse International. The swap agreements were designated as, and met the criteria for, cash flow hedges and were not considered speculative in nature.

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps were recorded directly to interest expense. We recorded a loss of $4,480,000 related to the amortization in the second quarter of 2011. In addition, we recorded a gain of $5,246,000 related to the change in fair value of the interest rate swaps. The net amount of $766,000 is a non-cash gain and did not impact the amount of cash interest paid during the quarter. For the six months ended June 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps. The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments are as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Year ended December 31, 2010:
Interest rate swaps	$437,500	Current liabilities	$-	$(10,353)

Six months ended June 30, 2011:
	$-	-	$-	$-
A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30 is as follows (dollar amounts in thousands):

	Effective Portion
		Income Statement
		Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Three Months Ended June 30, 2010:
Interest rate swaps	$(268)	Interest expense	$5,265	Interest expense	$811

Three Months Ended June 30, 2011:
Interest rate swaps	$-	Interest expense	$-	Interest expense	$(766)

Six Months Ended June 30, 2010:
Interest rate swaps	$(3,083)	Interest expense	$10,518	Interest expense	$1,469

Six Months Ended June 30, 2011:
Interest rate swaps	$(89)	Interest expense	$4,672	Interest expense	$(1,511)

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
Dividends were declared on the preferred stock by our Board of Directors and, as of June 30, 2011, we had $1.4 million of unpaid dividends. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. These dividends were paid on July 15, 2011.
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
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the six months ended June 30, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.

Note 17 — Effect of Recently Issued Accounting Standards
In May 2011, the FASB issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.” This amendment provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Currently, the U.S. GAAP valuation premise incorporates two approaches for determining the highest and best use of an asset: in-use and in-exchange. These terms will be eliminated and instead a description of the objectives of the valuation premise will be used. The ASU also clarifies that the principal market is the market with the greatest volume and level of activity for the asset or liability (in existing U.S. GAAP, the principal market is the market where the reporting entity transacts with the greatest volume and level of activity for the asset or liability), as well as clarifying the principal market is presumed to be the market in which the reporting entity normally transacts. In the absence of a principal market for the asset or liability, a reporting entity should determine the most advantageous market. The amendments also change existing U.S. GAAP by limiting the concepts of the valuation premise and highest and best use to measuring the fair value of nonfinancial assets only. New and revised disclosure requirements include: quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers (current U.S. GAAP requires disclosure for significant transfers only); a requirement regarding disclosure on the highest and best use of a nonfinancial asset (if the highest and best use of a nonfinancial asset differs from its current use, the entity will be required to disclose the reason(s) why the assets is being used differently); and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization. FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.” This ASU gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The first option is a single, continuous statement of comprehensive income. The second option is two separate, but consecutive statements. In either option, each component of net income, along with total net income; each component of other comprehensive income, along with a total of other comprehensive income; and a total of comprehensive income must be presented. The amendments eliminate the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. FASB ASU No. 2011-05 should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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
Executive Overview
We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of June 30, 2011, we provided interactive and media networks and connectivity solutions to approximately 1.8 million hotel rooms in North America and, primarily through local or regional licensees, select international markets. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of June 30, 2011, our systems were installed in 60 healthcare facilities, representing approximately 13,700 beds, and we had an additional 10 facilities under contract.

We continued diversifying our revenue base, reducing our cost structure, introducing innovations and accelerating the rollout of our high definition systems during the second quarter of 2011. Revenue from non-Guest Entertainment sources comprised 46.8% of total second quarter 2011 revenue, with non-Guest Entertainment revenue per room increasing 9.8% over the prior year quarter. We also reduced operating expenses by 10.3% over the second quarter of last year, as we continue to improve our cost structure yet still invest in new product development and the rollout of our Envision platform. As a result, our total operating income increased 34.9% over the prior year period. We also installed more than 12,000 high-definition interactive television rooms during the quarter, an increase over the approximately 2,900 rooms installed during the first quarter of 2011. The average cost per HD room installation was $140 during the current quarter, or 32.4% less than during the prior year second quarter. With capital investment per room declining and the generation of strong cash flow from HD rooms, we believe we are well-situated to accelerate growth investments in our leading hotel partners as the hospitality industry continues the rollout of HD systems within the capital and operating plans of hotels.
The following initiatives reflect the ongoing execution of our strategic growth plans and position us to continue diversifying our revenue streams:

•
The rollout of Envision, our next-generation, cloud-connected interactive television platform, is proceeding in accordance with our expectations, and we were serving almost 3,800 rooms in nine hotels at the end of the current quarter. This new product provides hoteliers new ways to interact with guests and for the guests to access information about flights, area restaurants and other consumer information through interactive applications.

•
In June 2011, we launched our VOD 2.0 initiative. This software enhancement introduced tiered movie pricing for our Hollywood content, with movies starting at $4.99; improved user interface and navigational experiences for our hotel guests; and enhanced merchandising and marketing of the latest content in our exclusive hotel window.

•
The recent creation of our Healthcare subsidiary reflects our confidence in the growth potential of this business, and we expect it will improve our ability to participate in government-related healthcare programs by providing an independent and focused approach to assisting hospitals and healthcare providers in complying with the extensive and constantly evolving federal mandates. Our interactive systems continue to gain traction in the healthcare sector, as they deliver cost-effective solutions which can lead to increased patient satisfaction, improved clinical outcomes and increased operational efficiencies.

Our total revenue for the second quarter of 2011 was $106.6 million, a decrease of $6.4 million or 5.7%, compared to the second quarter of 2010. The decrease in revenue was primarily from Guest Entertainment and Advertising Services revenues, partially offset by increases in revenue from Healthcare, System Sales and Related Services and Hotel Services. The decrease in Guest Entertainment revenue was driven by a 6.8% reduction in the average number of Guest Entertainment rooms period over period and a 7.8% decline in Guest Entertainment revenue per room, including decreases in movie, television on-demand programming, music and television Internet revenue. We experienced a 9.8% increase in revenue per room from non-Guest Entertainment sources, although Hospitality and Advertising Services revenue per room was 0.6% less this quarter compared to the prior year second quarter. Hotel Services revenue was $34.2 million in the current quarter and, on a per-room basis, increased 7.7% quarter over quarter, driven primarily by cable television programming. System Sales and Related Services revenue per room improved 22.2%, due in part to increases in the sale of high definition equipment and installation sales. Our Healthcare subsidiary generated $3.2 million of revenue during the second quarter of 2011, an increase of $1.8 million, driven by higher revenue on system sales, installation and other services. The backlog of healthcare installations includes 10 facilities.
Our total direct costs decreased $2.8 million or 4.4% period over period, to $60.1 million in the second quarter of 2011 as compared to $62.9 million in the second quarter of 2010. The decrease in total direct costs was driven by lower volume in Guest Entertainment and Hotel Services, with fewer Guest Entertainment purchases and reductions in rooms receiving Hotel Services. We continued to recognize benefits from decreased direct costs associated with the average commission rates paid to hotels and lower connectivity costs from bandwidth re-provisioning and renegotiating supplier agreements. Advertising Services also experienced lower fixed costs this quarter, driven primarily by lower satellite distribution costs versus the second quarter of 2010. Gross margins decreased slightly, to 43.6% for the second quarter of 2011 compared to 44.4% for the prior year period, due to the mix of products and services sold.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $2.3 million or 10.3% quarter over quarter, to $20.6 million in the second quarter of 2011 compared to $22.9 million in the prior year quarter. Workforce reductions completed in the first quarter of 2011, along with a decline in professional services expenses, drove the improvement. Depreciation and amortization expenses decreased 15.0%, to $17.8 million in the second quarter of 2011 versus $20.9 million in the second quarter of 2010. The decline was due to assets becoming fully depreciated and the reduction in capital investment levels over the past years. As a result of the factors noted above, operating income increased 34.9% to $8.2 million in the second quarter of 2011 compared to $6.1 million in the prior year quarter.
We generated $8.4 million of cash from operating activities as compared to $27.0 million in the second quarter of 2010. The reduction in 2011 cash flow was driven by a $13.5 million change in working capital as accounts payable balances returned to more normalized levels. Higher interest payments of $3.8 million also contributed to the decline. Cash used for capital investments was $6.0 million in the second quarter of 2011. In June 2011, we made the required quarterly payment of $2.5 million on the term loan.
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
Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming). One of our main sources of revenue, generating 53.2% of total revenue for the quarter ended June 30, 2011, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.
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
•
The number of rooms equipped with our high-definition (“HD”) systems. We can increase revenue by increasing the number of HD rooms served. Our ability to expand our HD room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment. We are focused on accelerating the installation of our HD systems as hotels increase their purchase of HD televisions, since the revenue generated from the digital quality experience within our installed HD rooms is typically more than 60% higher than our analog rooms.

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
Advertising Services. We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing-based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe may be attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of June 30, 2011, we provided advertising media services to approximately 1.1 million hotel rooms. We also deliver targeted advertising and services to 340,000 hotel rooms on 10 popular satellite-delivered channels.
Key Metrics:
Rooms Served
One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services. As of June 30, we had the following number of rooms installed with the designated service:

	June 30,
	2011	2010
Total rooms served (1)	1,753,132	1,888,287
Total Guest Entertainment rooms (2)	1,608,079	1,738,311
Total HD rooms (3)	285,626	246,739
Percent of Total Guest Entertainment rooms	17.8%	14.2%
Total Cable Television Programming (FTG) rooms (4)	989,133	1,070,081
Percent of Total Guest Entertainment rooms	61.5%	61.6%
(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)
Guest Entertainment rooms, of which 88.9% were digital as of June 30, 2011, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	HD rooms are equipped with high-definition capabilities.

(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

High Definition Room Growth
We also track the penetration of our high-definition television (“HDTV”) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms or convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of an HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets, given the negative impact of the economy on the hospitality industry. We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company. We installed our HDTV systems in the following number of net new rooms as of June 30:

	June 30,
	2011	2010

Net new HDTV rooms for the three months ended	12,383	6,592
Net new HDTV rooms for the six months ended	15,242	14,988
HDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.
Capital Investment Per Installed Room
The average investment per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions. The following table sets forth our average installation cost per room during the periods ended:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Average cost per installed HD room	$140	$207	$149	$221
The decrease in the average cost per HD room from 2010 to 2011 was primarily driven by lower component and overhead costs, larger average number of rooms for properties installed and hotels contributing a greater share of total installation costs through purchases of systems and equipment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.56	$12.54	$11.68	$12.76
Non-Guest Entertainment
Hotel Services	6.98	6.48	6.95	6.48
System Sales and Related Services	2.09	1.71	2.02	1.76
Advertising Services	0.46	0.49	0.48	0.47

	9.53	8.68	9.45	8.71

Total Hospitality and Advertising Services revenue per room	$21.09	$21.22	$21.13	$21.47

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $9.53 per room for the current quarter, a 9.8% increase from the prior year quarter. Quarter over quarter, Guest Entertainment revenue per room decreased 7.8% to $11.56. For the six months ended June 30, 2011, revenue from diversified initiatives increased to $9.45 per room, an 8.5% increase from the prior year period. During the same period, Guest Entertainment revenue per room decreased 8.5% to $11.68. Total Non-Guest Entertainment revenue, including Healthcare, comprised 46.8% of total revenue during the second quarter of 2011 and 46.1% of total revenue for the six months ended June 30, 2011.

Average Direct Costs Per Room
Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct costs per room for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.42	$4.78	$4.51	$4.99
Hotel Services	5.81	5.63	5.78	5.61
System Sales and Related Services	1.46	1.15	1.36	1.18
Advertising Services	0.26	0.26	0.26	0.26

Total Hospitality and Advertising Services direct costs per room	$11.95	$11.82	$11.91	$12.04

Healthcare Business
The healthcare market in the United States consists of over 940,000 hospital beds across 5,800 facilities. We believe most hospitals currently do not have any form of interactive television services. The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies. Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:
•	revenue generated from the sale of the interactive system hardware, software license and installation services;

•	revenue from the sale and installation of satellite television equipment and related programming;

•
revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, satellite television equipment and interactive systems; and

•	revenue generated from cable plant design, modification and installation, as well as television installation services.
As of June 30, these services and solutions were installed as follows:

	2011	2010	Change	% Change
Systems installed	60	52	8	15.4%
Beds served	13,739	10,925	2,814	25.8%

General Operations
Total Operating Expenses
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Systems operations expenses	$1.99	$2.02	$2.00	$2.00
SG&A expenses	2.21	2.34	2.07	2.31
Depreciation and amortization (D&A)	3.62	3.98	3.78	4.07
Restructuring charge	-	0.05	0.12	0.02

	$7.82	$8.39	$7.97	$8.40

Systems operations as a percent of total revenue	9.1%	9.4%	9.2%	9.1%
SG&A as a percent of total revenue	10.2%	10.9%	9.6%	10.6%
D&A as a percent of total revenue	16.7%	18.5%	17.5%	18.6%
Total operating expenses as a percent of total revenue	35.9%	39.0%	36.8%	38.5%
Special Note Regarding the Use of Non-GAAP Financial Information
To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use free cash flow, a non-GAAP measure derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP.
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
Free Cash Flow
We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. The reduction from 2010 cash flow was driven by a $13.5 million change in working capital, as accounts payable balances returned to more normalized levels, in addition to higher interest payments of $3.8 million, related to the interest rate swaps which expired on June 30, 2011. In addition, we can manage capital expenditures by varying the number of rooms we install in any given period.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash provided by operating activities	$8,380	$27,016	$27,614	$55,114
Property and equipment additions	(5,950)	(4,429)	(10,595)	(8,954)

	$2,430	$22,587	$17,019	$46,160

Liquidity and Capital Resources
During the first six months of 2011, cash provided by operating activities was $27.6 million, and we used $10.6 million of the cash we generated for property and equipment additions. During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $3.5 million. We also used $2.9 million for preferred stock dividends. During the first six months of 2010, cash provided by operating activities was $55.1 million, and we used cash for property and equipment additions of $9.0 million. During the same period, we prepaid $66.2 million against our Credit Facility, which included $13.7 million of net proceeds from the common stock offering, in addition to the required payments totaling $2.4 million. We also used $2.9 million for the preferred stock dividend payments. The decrease in cash provided by operating activities for the first six months of 2011 compared to the first six months of 2010 was expected, due to the change in working capital of $20.1 million period over period, primarily driven by accounts payable and the interest expense related to our swap agreements, which expired in June 2011. Cash as of June 30, 2011 was $14.5 million versus $8.4 million as of December 31, 2010.
Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and, subject to market conditions and regulatory requirements, potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. We plan to allocate a portion of our future cash flow from operations to the expansion of our high-definition room base and to the repayment of debt, as necessary. As of June 30, 2011, working capital was negative $32.0 million, compared to negative $50.5 million at December 31, 2010.
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
In April 2007 we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving loan commitment, which matures in April 2013. The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.0% or (2) LIBOR plus a margin of 2.0%. The term loan is collateralized by substantially all of the assets of the Company.
Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modifies certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduces the commitments under the revolving loan commitment, increases the interest rate and required quarterly repayment amount and adjusts other covenants. In March 2011, the Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.

Under the Amendment, the $50.0 million revolving loan commitment has been reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.
The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The swap agreements expired in June 2011. The Amendment does not require us to enter into any hedge agreements (see Note 13 to the financial statements). The term loan interest rate as of June 30, 2011 was 6.5%. The all-in weighted average interest rate for the quarter ended June 30, 2011 was 12.0%, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR. As of June 30, 2011, we were in compliance with all financial covenants required of our bank Credit Facility.
The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.
Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2011	2010

Actual consolidated leverage ratio (1) (3)	3.49	3.52
Maximum per covenant	4.00	3.75

Actual consolidated interest coverage ratio (2) (3)	2.57	3.21
Minimum per covenant	2.25	3.00
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

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in the Amendment. Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels. We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants. The actions within our control include our management of capital investment, working capital and operating costs and exploring other alternative financing. If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing. If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.
We achieved a consolidated leverage ratio of 3.49 compared to the maximum allowable ratio of 4.00 for the second quarter of 2011. Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control. Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.
The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. As of June 30, 2011, we are not aware of any events which would qualify under the Material Adverse Effect clause of the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of June 30, 2011 was $368.0 million versus $373.6 million as of December 31, 2010.
In April 2007, we entered into interest rate swap agreements with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expired in June 2011. These swap arrangements effectively changed the underlying debt from a variable interest rate to a fixed interest rate for the term of the swap agreements. The swap agreements were designated as, and met the criteria for, cash flow hedges and were not considered speculative in nature. All of the swap agreements were issued by Credit Suisse International.
With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps were recorded directly to interest expense. We recorded a loss of $4,480,000 related to the amortization in the second quarter of 2011. In addition, we recorded a gain of $5,246,000 related to the change in fair value of the interest rate swaps. The net amount of $766,000 is a non-cash gain and did not impact the amount of cash interest paid during the quarter. For the six months ended June 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps. The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.
The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of June 30, 2011, we had outstanding letters of credit totaling $325,000.

Obligations and commitments as of June 30, 2011 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$368,034	$10,522	$357,505	$7	$-
Interest on bank term loan (1)	68,505	25,462	43,043	-	-
Operating lease payments	3,018	1,173	1,257	523	65
Purchase obligations (2)	10,595	5,306	3,396	1,828	65
Minimum royalties and commissions (3)	449	407	42	-	-

Total contractual obligations	$450,601	$42,870	$405,243	$2,358	$130

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$325	$325	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.

(2)	Consists of open purchase orders and commitments.

(3)	In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.
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

Discussion and Analysis of Results of Operations
Three Months Ended June 30, 2011 and 2010
Revenue Analysis. Total revenue for the second quarter of 2011 was $106.6 million, a decrease of $6.4 million or 5.7%, compared to the second quarter of 2010. The decrease in revenue was from Guest Entertainment and Advertising Services revenues, partially offset by increases in revenue from Healthcare, System Sales and Related Services and Hotel Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended June 30:

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$56,691	53.2%	$65,963	58.3%
Hotel Services	34,173	32.1%	34,125	30.2%
System Sales and Related Services	10,270	9.6%	8,986	8.0%
Advertising Services	2,255	2.1%	2,584	2.3%

Total Hospitality and Advertising Services	103,389	97.0%	111,658	98.8%
Healthcare	3,246	3.0%	1,413	1.2%

	$106,635	100.0%	$113,071	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $8.3 million or 7.4%, to $103.4 million in the second quarter of 2011 compared to $111.7 million in the second quarter of 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.09 in the second quarter of 2011, a decrease of 0.6% as compared to $21.22 in the prior year quarter. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended June 30:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.56	$12.54
Hotel Services	6.98	6.48
System Sales and Related Services	2.09	1.71
Advertising Services	0.46	0.49

Total Hospitality and Advertising Services revenue per room	$21.09	$21.22

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $9.3 million or 14.1%, to $56.7 million in the second quarter of 2011 as compared to $66.0 million in the prior year quarter. On a per-room basis, monthly Guest Entertainment revenue for the second quarter of 2011 declined 7.8%, to $11.56 compared to $12.54 for the second quarter of 2010. This change in revenue per room is affected by a 6.8% reduction in the average number of rooms served period over period, the mix of on-demand products purchased and the continued conservative consumer buying pattern of travelers. As a result, average monthly movie revenue per room was $10.88 for the second quarter of 2011, a 6.8% reduction as compared to $11.68 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room decreased 20.9% to $0.68 in the second quarter of 2011, related to decreases in television on-demand programming, music and television Internet revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, was comparable to the prior year quarter, at $34.2 million in the second quarter of 2011 versus $34.1 million in the second quarter of 2010. On a per-room basis, monthly Hotel Services revenue for the second quarter of 2011 increased 7.7%, to $6.98 compared to $6.48 for the second quarter of 2010. Monthly cable television programming revenue per room increased 7.9%, to $6.39 for the second quarter of 2011 as compared to $5.92 for the second quarter of 2010. These increases resulted primarily from price increases on cable television programming over the prior year period. Recurring broadband Internet revenue per room increased 5.4%, to $0.59 for the current quarter as compared to $0.56 for the prior year quarter.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the second quarter of 2011, revenue increased $1.3 million or 14.3%, to $10.3 million as compared to $9.0 million for the second quarter of 2010. The increase was the result of increased high definition equipment and installation sales.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the second quarter of 2011, revenue decreased $0.3 million or 12.7%, to $2.3 million as compared to $2.6 million in the prior year period. This decrease was primarily the result of decreased general advertising by national advertisers on our system, offset in part by an increase in channel access revenue, where we provide cable channels to providers for the distribution of their programming.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $1.8 million or 129.7%, to $3.2 million in the second quarter of 2011 as compared to $1.4 million for the second quarter of 2010, driven by higher revenue on system sales, installation and other services. During the current quarter, we installed 1,080 beds and two facilities compared to 598 beds and two facilities during the prior year period. We have 10 signed healthcare contracts in our backlog waiting for installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $2.8 million or 4.4%, to $60.1 million in the second quarter of 2011 as compared to $62.9 million in the second quarter of 2010. Total direct costs were 56.4% of revenue for the second quarter of 2011 as compared to 55.6% in the second quarter of 2010. Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $58.6 million for the second quarter of 2011 compared to $62.2 million for the prior year quarter. The decrease in total direct costs was driven by lower volume and the continued benefit of rate reductions in certain components of our cost structure. We had a lower volume of activity in Guest Entertainment and Hotel Services, related to decreased movie and television on-demand revenue and a reduction in room count. Rate reductions include reductions in the average commission rate paid to hotels and lower connectivity costs, realized from right-sizing bandwidth and renegotiating supplier agreements. Advertising Services also experienced lower fixed costs this quarter, driven by lower satellite distribution costs.

Operating Expenses. The following table sets forth information in regard to operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$9,733	9.1%	$10,627	9.4%
Selling, general and administrative	10,839	10.2%	12,314	10.9%
Depreciation and amortization	17,783	16.7%	20,925	18.5%
Restructuring charge	3	0.0%	239	0.2%
Other operating income	(8)	(0.1)%	-	-

Total operating expenses	$38,350	35.9%	$44,105	39.0%

System operations expenses decreased $0.9 million or 8.4%, to $9.7 million in the second quarter of 2011 as compared to $10.6 million in the second quarter of 2010. The decrease was driven by the reduction in workforce from a program initiated in the first quarter of 2011, as well as lower property taxes. As a percentage of total revenue, system operations expenses decreased to 9.1% this quarter as compared to 9.4% in the second quarter of 2010. Per average installed room, system operations expenses also decreased, to $1.99 per room per month compared to $2.02 in the prior year quarter.
Selling, general and administrative (“SG&A”) expenses decreased $1.5 million or 12.0%, to $10.8 million in the current quarter as compared to $12.3 million in the second quarter of 2010. The decrease was also a result of our reduction in force program, as noted above, and the continuation of our first quarter expense mitigation initiatives. As a percentage of revenue, SG&A expenses were 10.2% in the current quarter as compared to 10.9% in the prior year quarter. SG&A expenses were $2.21 per average installed room per month for the current quarter as compared to $2.34 in the second quarter of 2010.
Depreciation and amortization expenses were $17.8 million in the second quarter of 2011 as compared to $20.9 million in the second quarter of 2010. The decline was due to the reduction in capital investments over the past several years and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 16.7% in the second quarter of 2011 compared to 18.5% in the second quarter of 2010.
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred nominal costs during the three months ended June 30, 2011. During the second quarter of 2010, we had $0.2 million of costs related to restructuring and workforce reduction activities. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.
Operating Income. As a result of the factors described above, operating income increased to $8.2 million in the second quarter of 2011 compared to $6.1 million in the second quarter of 2010.

Interest Expense. Interest expense was $11.0 million in the current quarter versus $8.7 million in the second quarter of 2010. The all-in weighted average interest rate was 12.0% for the second quarter of 2011 versus 7.3% for the second quarter of 2010. The increases in our interest expense and interest rate during the second quarter of 2011 were related to the 6.5% interest rate on our amended Credit Facility and the final quarterly payment on our interest rate swap commitment. The outstanding balance of our debt under the Credit Facility decreased to $368.0 million in the second quarter of 2011 from $404.9 million in the second quarter of 2010. Interest expense for the second quarter of 2011 included a net $0.8 million non-cash interest gain related to our interest rate swap position, including a $5.2 million gain related to the change in fair value of the swaps and $4.5 million in amortization of deferred losses frozen in other comprehensive income. In the second quarter of 2010, interest expense included $0.8 million of non-cash interest charges related to our interest rate swap position.
Loss on Early Retirement of Debt. During the second quarter of 2010, we made additional prepayments on our term loan totaling $22.2 million and expensed $0.3 million of unamortized debt issuance costs. We did not make any prepayments on our term loan in the second quarter of 2011.
Taxes. For the second quarter of 2011 and 2010, we incurred taxes of $137,000 and $229,000, respectively, primarily for state franchise taxes.
Net Loss. As a result of the factors described above, net loss was $2.9 million for the second quarter of 2011 compared to net loss of $3.1 million in the prior year quarter.

Discussion and Analysis of Results of Operations
Six Months Ended June 30, 2011 and 2010
Revenue Analysis. Total revenue for the first half of 2011 was $214.4 million, a decrease of $16.8 million or 7.3%, compared to the first half of 2010. The decrease in revenue was from Guest Entertainment and Advertising Services revenues, partially offset by increases in revenue from System Sales and Related Services, Healthcare and Hotel Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the six months ended June 30:

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$115,613	53.9%	$135,045	58.4%
Hotel Services	68,851	32.1%	68,612	29.7%
System Sales and Related Services	19,970	9.3%	18,576	8.1%
Advertising Services	4,789	2.3%	4,924	2.1%

Total Hospitality and Advertising Services	209,223	97.6%	227,157	98.3%
Healthcare	5,140	2.4%	3,966	1.7%

	$214,363	100.0%	$231,123	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $18.0 million or 7.9%, to $209.2 million in the first six months of 2011 compared to $227.2 million in the first six months of 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.13 in the first half of 2011, a decrease of 1.6% as compared to $21.47 in the prior year period. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the six months ended June 30:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.68	$12.76
Hotel Services	6.95	6.48
System Sales and Related Services	2.02	1.76
Advertising Services	0.48	0.47

Total Hospitality and Advertising Services revenue per room	$21.13	$21.47

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $19.4 million or 14.4%, to $115.6 million in the first six months of 2011 as compared to $135.0 million in the prior year period. On a per-room basis, monthly Guest Entertainment revenue for the first half of 2011 declined 8.5%, to $11.68 compared to $12.76 for the first half of 2010. This change in revenue per room is affected by a 6.4% reduction in the average number of rooms served period over period, the mix of on-demand products purchased and the continued conservative consumer buying pattern of travelers. Average monthly movie revenue per room was $11.01 for the first six months of 2011, a 7.6% reduction as compared to $11.92 per room in the prior year period. Non-movie Guest Entertainment revenue per room decreased 20.2% to $0.67 in the first six months of 2011, related to decreases in television on-demand programming, games and television Internet revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, increased $0.3 million or 0.3%, to $68.9 million during the first six months of 2011 versus $68.6 million in the first six months of 2010. On a per-room basis, monthly Hotel Services revenue for the first half of 2011 increased 7.3%, to $6.95 compared to $6.48 for the first half of 2010. Monthly cable television programming revenue per room increased 7.4%, to $6.36 for the first half of 2011 as compared to $5.92 for the first half of 2010. These increases resulted primarily from price increases on cable television programming over the prior year period. Recurring broadband Internet revenue per room increased 5.4%, to $0.59 for the current six months as compared to $0.56 for the prior year six months.
System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first half of 2011, revenue increased $1.4 million or 7.5%, to $20.0 million as compared to $18.6 million for the first half of 2010. The increase was from increased network design and television installation services, incremental programming revenue and miscellaneous equipment sales, partially offset by reductions in broadband equipment sales.
Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first six months of 2011, revenue decreased $0.1 million or 2.7%, to $4.8 million as compared to $4.9 million in the prior year period. This decrease was driven by decreased general advertising by national advertisers on our system, offset by increased channel access revenue, where we provide cable channels to providers for the distribution of their programming.
Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $1.1 million or 29.6%, to $5.1 million in the first six months of 2011 as compared to $4.0 million for the first six months of 2010, driven by increased professional services revenues, cable television programming system sales and recurring service, programming and maintenance agreement revenues. During the current period, we installed 1,515 beds and four facilities compared to 1,733 beds and seven facilities during the prior year period. We have 10 signed healthcare contracts in our backlog waiting for installation.
Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $9.1 million or 7.0%, to $120.4 million in the first half of 2011 as compared to $129.5 million in the first half of 2010. Total direct costs were 56.2% of revenue for the first half of 2011 as compared to 56.0% in the first half of 2010. Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $117.9 million for the first six months of 2011 compared to $127.4 million for the prior year period. The decrease in total direct costs was driven by lower volume and the continued benefit of rate reductions in certain components of our cost structure. We had a lower volume of activity in Guest Entertainment and Hotel Services, related to decreased movie and television on-demand revenue and a reduction in room count. Rate reductions include reductions in the average commission rate paid to hotels and lower connectivity costs, realized from right-sizing bandwidth and renegotiating supplier agreements. Advertising Services also experienced lower fixed costs this period, driven by lower satellite distribution costs.

Operating Expenses. The following table sets forth information in regard to operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$19,801	9.2%	$21,142	9.1%
Selling, general and administrative	20,528	9.6%	24,429	10.6%
Depreciation and amortization	37,423	17.5%	43,097	18.6%
Restructuring charge	1,164	0.5%	242	0.2%
Other operating (income) expense	(21)	0.0%	6	0.0%

Total operating expenses	$78,895	36.8%	$88,916	38.5%

System operations expenses decreased $1.3 million or 6.3%, to $19.8 million in the first half of 2011 as compared to $21.1 million in the first half of 2010. The decrease was driven by our reduction in force program initiated during the first quarter of 2011, as well as lower property taxes and business insurance costs. As a percentage of total revenue, system operations expenses increased to 9.2% this period as compared to 9.1% in the first six months of 2010. Per average installed room, system operations expenses remained stable, at $2.00 per room per month for both the six months ended June 30, 2011 and 2010.
Selling, general and administrative (“SG&A”) expenses decreased $3.9 million or 16.0%, to $20.5 million in the current half as compared to $24.4 million in the first half of 2010. The decrease was also primarily a result of our reduction in force program, as noted above, and our first quarter expense mitigation initiatives. As a percentage of revenue, SG&A expenses were 9.6% in the current period as compared to 10.6% in the prior year period. SG&A expenses were $2.07 per average installed room per month for the current six months as compared to $2.31 in the first six months of 2010.
Depreciation and amortization expenses were $37.4 million in the first six months of 2011 as compared to $43.1 million in the first six months of 2010. The decline was due to the reduction in capital investments over the past several years and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 17.5% in the first half of 2011 compared to 18.6% in the first half of 2010.
In January 2011, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management. The reduction in force program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $1.2 million of costs during the six months ended June 30, 2011, of which $1.2 million was related to our Hospitality business and a nominal amount was related to our Advertising Services business. During the first six months of 2010, we incurred $0.2 million of costs related to restructuring and workforce reduction activities. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.
Operating Income. As a result of the factors described above, operating income increased to $15.1 million in the first six months of 2011 compared to $12.7 million in the first six months of 2010.

Interest Expense. Interest expense was $18.6 million in the current period versus $17.4 million in the first six months of 2010. The all-in weighted average interest rate was 10.2% for the first six months of 2011 versus 7.1% for the first six months of 2010. The increases in our interest expense and interest rate were related to the 6.5% interest rate on our amended Credit Facility and the quarterly payments on our interest rate swap commitments during the first and second quarters of 2011. The interest rate swaps expired effective June 30, 2011. The outstanding balance of our debt under the Credit Facility decreased to $368.0 million in the first half of 2011 from $404.9 million in the first half of 2010. Interest expense for the first six months of 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position, including a $6.4 million gain related to the change in fair value of the swaps and $4.9 million in amortization of deferred losses frozen in other comprehensive income. In the first six months of 2010, interest expense included $1.5 million of non-cash interest charges related to our interest rate swap position.
Loss on Early Retirement of Debt. During the first half of 2011, we made additional prepayments on the term loan totaling $2.0 million and, as a result of this prepayment and the Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs. During the first half of 2010, we made additional prepayments on our term loan totaling $66.2 million and expensed $0.8 million of unamortized debt issuance costs.
Taxes. For the first half of 2011 and 2010, we incurred taxes of $435,000 and $414,000, respectively, primarily for state franchise taxes.
Net Loss. As a result of the factors described above, net loss was $3.8 million for the first six months of 2011 compared to net loss of $5.6 million in the prior year period.

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

Allowance for System Removal. We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system as well as unamortized installation costs. Over the last five years, de-installation activity was in a range of 2% to 8% of our installed room base.
Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually. We perform our goodwill impairment test for each reporting unit during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the second quarter of 2011.
Effective January 1, 2011, we adopted additional provisions of FASB ASC Topic 350, which provide that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. During the second quarter of 2011, we did not encounter any events or circumstances which could trigger an impairment of our goodwill or intangible assets; therefore, this adoption has not had any impact on our consolidated financial position, results of operations or cash flows.
We operate in three reportable segments, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill. FASB ASC Topic 350 requires a two-step impairment test for goodwill, to be performed annually or if a triggering event indicates the carrying value may not be recoverable. If there was such a triggering event, the first step would be to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions. Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions. We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets. We believe the income approach provides the best estimate of fair value, and utilize a discounted cash flow analysis based on key assumptions and estimates. We would then reconcile the aggregate reporting units’ fair values to their indicated market capitalization. Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions. Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.
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
At June 30, 2011, we had debt totaling $368.0 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Term loan	$367,308	$352,616
Capital leases	726	726

	$368,034	$353,342

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
We had two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expired in June 2011. The term loan interest rate as of June 30, 2011 was 6.5% and the capital lease interest rate was 7.6%. Our all-in weighted average interest rate, which includes both the term loan interest rate and the difference in the swaps’ fixed interest rate versus LIBOR, for the quarter ended June 30, 2011 was 12.0%, compared to 7.3% for the quarter ended June 30, 2010. We had fixed rate debt of $0.7 million and variable rate debt of $367.3 million. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows, if effective. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.
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
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the second quarter of 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1 — Legal Proceedings
We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.
On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the six months ended June 30, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.
Item 1A — Risk Factors
No material change.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 — Defaults Upon Senior Securities
Not applicable.
Item 5 — Other Information
Not applicable.
Item 6 — Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LodgeNet Interactive Corporation

(Registrant)

Date: August 5, 2011	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 5, 2011	/ s / Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)