Form 10-Q
period 2011-09-30
LODGENET INTERACTIVE CORP
filed 2011-11-04
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer               Accelerated filer X              Non-accelerated filer                   Smaller reporting company

                          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X

At October 31, 2011, there were 25,271,984 shares outstanding of the Registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our,” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.

“LodgeNet,” “On Command,” “The Hotel Networks,” “eSuite,” “Envision” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation. All rights reserved. All other trademarks or service marks used herein are the property of their respective owners.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	000000000	000000000
	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Current assets:
Cash	$17,772	$8,381
Accounts receivable, net	44,921	49,332
Other current assets	11,796	12,728

Total current assets	74,489	70,441

Property and equipment, net	124,051	156,917
Debt issuance costs, net	4,681	3,681
Intangible assets, net	93,457	99,005
Goodwill	100,081	100,081
Other assets	12,209	13,881

Total assets	$408,968	$444,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$49,129	$60,303
Current maturities of long-term debt	10,456	4,807
Accrued expenses	20,308	22,327
Fair value of derivative instruments	-	10,353
Deferred revenue	17,031	23,168

Total current liabilities	96,924	120,958

Long-term debt	355,149	368,832
Other long-term liabilities	7,945	8,565

Total liabilities	460,018	498,355

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation preference of $1,000 per share or $57,500,000 total)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,209,580 and 25,088,539 shares outstanding at September 30, 2011 and December 31, 2010, respectively	252	251
Additional paid-in capital	385,847	388,961
Accumulated deficit	(439,684)	(437,896)
Accumulated other comprehensive income (loss)	2,534	(5,666)

Total stockholders’ deficiency	(51,050)	(54,349)

Total liabilities and stockholders’ deficiency	$408,968	$444,006

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Hospitality and Advertising Services	$104,199	$111,524	$313,423	$338,681
Healthcare	2,648	2,270	7,788	6,236

Total revenues	106,847	113,794	321,211	344,917

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	58,615	63,180	176,555	190,622
Healthcare	1,421	1,100	3,871	3,170
Operating expenses:
System operations	9,768	10,674	29,569	31,816
Selling, general and administrative	10,326	11,797	30,854	36,226
Depreciation and amortization	17,075	20,141	54,499	63,238
Restructuring charge	732	101	1,896	343
Other operating expense (income)	31	(3)	9	2

Total direct costs and operating expenses	97,968	106,990	297,253	325,417

Income from operations	8,879	6,804	23,958	19,500

Other income and (expenses):
Interest expense	(6,379)	(8,120)	(25,012)	(25,515)
Loss on early retirement of debt	-	(137)	(158)	(898)
Other (expense) income	(166)	5	149	232

Income (loss) before income taxes	2,334	(1,448)	(1,063)	(6,681)
Provision for income taxes	(290)	(226)	(725)	(640)

Net income (loss)	2,044	(1,674)	(1,788)	(7,321)
Preferred stock dividends	(1,437)	(1,437)	(4,312)	(4,312)

Net income (loss) attributable to common stockholders	$607	$(3,111)	$(6,100)	$(11,633)

Net income (loss) per common share (basic)	$0.02	$(0.12)	$(0.24)	$(0.48)

Net income (loss) per common share (diluted)	$0.02	$(0.12)	$(0.24)	$(0.48)

Weighted average shares outstanding (basic)	25,209,580	25,022,118	25,061,417	24,263,536

Weighted average shares outstanding (diluted)	25,407,404	25,022,118	25,061,417	24,263,536

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	00000000	00000000
	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(1,788)	$(7,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,499	63,238
Unrealized (gain) loss on derivative instruments	(1,511)	1,688
Loss on early retirement of debt	158	898
Share-based compensation and restricted stock	1,192	1,348
Other, net	461	265
Change in operating assets and liabilities:
Accounts receivable, net	2,600	(1,564)
Other current assets	831	(1,906)
Accounts payable	(11,078)	19,668
Accrued expenses and deferred revenue	(5,053)	662
Other	709	(1,838)

Net cash provided by operating activities	41,020	75,138

Investing activities:
Property and equipment additions	(16,712)	(13,703)

Net cash used for investing activities	(16,712)	(13,703)

Financing activities:
Repayment of long-term debt	(8,025)	(83,740)
Payment of capital lease obligations	(564)	(804)
Borrowings on revolving credit facility	60,000	25,000
Repayments of revolving credit facility	(60,000)	(25,000)
Debt issuance costs	(2,438)	-
Proceeds from investment in long-term debt	469	4,889
Proceeds from issuance of common stock, net of offering costs	-	13,658
Payment of dividends to preferred shareholders	(4,312)	(4,312)
Exercise of stock options	7	49

Net cash used for financing activities	(14,863)	(70,260)

Effect of exchange rates on cash	(54)	(76)

Increase (decrease) in cash	9,391	(8,901)
Cash at beginning of period	8,381	17,011

Cash at end of period	$17,772	$8,110

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission. Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2010, as filed with the Commission. The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (dollar amounts in thousands):

	000000000	000000000
	September 30, 2011	December 31, 2010
Land, building and equipment	$114,281	$115,031
Hotel systems	631,634	726,638

Total	745,915	841,669
Less - depreciation and amortization	(621,864)	(684,752)

Property and equipment, net	$124,051	$156,917

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

During the third quarter of 2011, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets, and the adoption of the additional provisions of FASB ASC Topic 350, as noted above, has not had an impact on our consolidated financial position, results of operations or cash flows. We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.

The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

	0000000	0000000	0000000
	Hospitality	Advertising Services	Total
Balance as of December 31, 2010
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)

	92,614	7,467	100,081
Activity during the period	-	-	-

Balance as of September 30, 2011
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	-	(11,212)	(11,212)

	$92,614	$7,467	$100,081

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

We had the following intangible assets (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(28,666)	$120,315	$(23,950)
Other acquired intangibles	13,987	(13,159)	13,956	(12,769)
Tradenames	3,142	(2,413)	3,124	(2,107)
Acquired patents	5,219	(4,968)	5,175	(4,739)

	$142,663	$(49,206)	$142,570	$(43,565)

We recorded consolidated amortization expense of $5.6 million and $6.2 million, respectively, for the nine months ended September 30, 2011 and 2010. We estimate total amortization expense for the three months remaining in 2011 and the years ending December 31 as follows (dollar amounts in millions): 2011 - $1.8; 2012 - $6.8; 2013 - $6.6; 2014 - $6.4; 2015 - $6.3 and 2016 - $6.2. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 4 — Earnings Per Share Computation

We follow FASB ASC Topic 260, “Earnings Per Share,” which requires the computation and disclosure of two earnings per share (“EPS”) amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common shares actually outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potential common shares which have an anti-dilutive effect are excluded from diluted earnings per share. The provisions of FASB ASC Topic 260 also provide that unvested share-based payment awards which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined our outstanding shares of non-vested restricted stock are participating securities.

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. Dollar amounts are in thousands, except share data:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic EPS:
Net income (loss)	$2,044	$(1,674)	$(1,788)	$(7,321)
Preferred stock dividends	(1,437)	(1,437)	(4,312)	(4,312)

	$607	$(3,111)	$(6,100)	$(11,633)
Income (loss) allocated to participating securities (1)	3	-	-	-

Net income (loss) available to common stockholders	$604	$(3,111)	$(6,100)	$(11,633)

Weighted average shares outstanding for basic earnings per common share	25,209,580	25,022,118	25,061,417	24,263,536
Basic earnings per share	$0.02	$(0.12)	$(0.24)	$(0.48)

Diluted EPS:
Net income (loss)	$2,044	$(1,674)	$(1,788)	$(7,321)
Preferred stock dividends	(1,437)	(1,437)	(4,312)	(4,312)

	$607	$(3,111)	$(6,100)	$(11,633)
Income (loss) allocated to participating securities (1)	3	-	-	-

Net income (loss) available to common stockholders	$604	$(3,111)	$(6,100)	$(11,633)

Weighted average shares outstanding for basic earnings per common share	25,209,580	25,022,118	25,061,417	24,263,536
Dilutive effect of potential shares (2)	197,824	N/A	N/A	N/A

Weighted average shares outstanding for diluted earnings per common share	25,407,404	25,022,118	25,061,417	24,263,536
Diluted earnings per share	$0.02	$(0.12)	$(0.24)	$(0.48)

Participating securities (1)	-	65,625	126,625	65,625

Potential dilutive common shares (2)	17,061,292	17,119,017	17,187,917	17,119,017

(1)

For the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)

For the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the three months ended September 30, 2011, the conversion of preferred stock was not included as their inclusion would have been anti-dilutive. In addition, stock options, unvested restricted stock and warrants with exercise prices greater than the average market price of our common stock were not included in the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Property, sales and other taxes	$5,987	$6,411
Compensation	5,441	4,639
Interest	674	208
Programming related	833	1,782
Restructuring and reorganization	781	172
Preferred stock dividends	1,437	1,438
Purchase commitments	2,772	3,414
Other	2,383	4,263

	$20,308	$22,327

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Bank Credit Facility:
Term loan	$364,954	$372,511
Revolving loan commitment	-	-
Capital leases	651	1,128

	365,605	373,639
Less current maturities	(10,456)	(4,807)

	$355,149	$368,832

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

Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants. In March 2011, the Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.

Under the Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants. As of September 30, 2011, our consolidated leverage ratio was 3.50 compared to the maximum allowable ratio of 4.00 and our consolidated interest coverage ratio was 2.69 compared to the minimum allowable ratio of 2.25. Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013. It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity. The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our fixed rate swap agreements expired in June 2011 (see Note 13). The Amendment did not require us to enter into any hedge agreements. The term loan interest rate as of September 30, 2011 was 6.5%. The all-in weighted average interest rate for the quarter ended September 30, 2011 was 6.6%. As of September 30, 2011, we were in compliance with all financial covenants required by our bank Credit Facility.

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

During the first quarter of 2011, we made a prepayment of $2.0 million on the term loan, along with the required payment of $1.0 million. We expensed $0.2 million of debt issuance costs related to the prepayment and the Amendment described above. During the second and third quarters of 2011, we made the required payments of $2.5 million per quarter.

In the first quarter of 2010, we made our required quarterly payment of $1.3 million, prepaid a total of $44.0 million on the term loan, which included $13.7 million of net proceeds from the common stock offering, and expensed $0.5 million of related debt issuance costs. The common stock offering is discussed in more detail in Note 15. In the second quarter of 2010, we made a prepayment of $22.2 million, in addition to the $1.2 million required payment on the term loan, and expensed $0.3 million of related debt issuance costs. In the third quarter of 2010, we made our required quarterly payment of $1.1 million, prepaid $14.0 million and expensed $0.1 million of related debt issuance costs.

The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of September 30, 2011, we had outstanding letters of credit totaling $325,000, which reduce amounts available under the revolving loan commitment. During the third quarter of 2011, we borrowed $15.0 million under the revolving loan commitment and repaid the entire amount during the quarter.

Capital Leases — As of September 30, 2011, we had total capital lease obligations of $0.7 million. We acquired approximately $95,000 of equipment under capital lease arrangements during the nine months ended September 30, 2011. Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of September 30, 2011, long-term debt had the following scheduled maturities for the three months remaining in 2011 and the full years ending December 31, 2012 and after (dollar amounts in thousands):

	2011	2012	2013	2014	2015
Long-term debt	$2,500	$10,000	$15,000	$337,454	$-
Capital leases	175	366	91	51	8

	2,675	10,366	15,091	337,505	8
Less amount representing interest on capital leases	(11)	(21)	(6)	(2)	-

	$2,664	$10,345	$15,085	$337,503	$8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,044	$(1,674)	$(1,788)	$(7,321)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,107)	307	(642)	357
Changes due to cash flow hedging:
Amortization of unrealized loss on interest rate swaps	-	-	4,928	-
Change in fair value on interest rate swaps	-	3,862	3,914	12,766

Other comprehensive (loss) income	(1,107)	4,169	8,200	13,123

Total comprehensive income	$937	$2,495	$6,412	$5,802

Components of accumulated other comprehensive income (loss), as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Unrealized loss on interest rate swap agreements	$-	$(8,842)
Foreign currency translation adjustment	2,534	3,176

Accumulated other comprehensive income (loss)	$2,534	$(5,666)

Note 8 — Statements of Cash Flows

Cash is comprised of demand deposits. Cash paid for interest was $26.1 million and $23.8 million, respectively, for the nine months ended September 30, 2011 and 2010. Cash paid for taxes was $0.6 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 9 — Share-Based Compensation

We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation – Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures. Share-based compensation expense recognized in the three and nine months ended September 30, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation cost:
Stock options	$233	$298	$812	$975
Restricted stock	91	91	380	373

Total share-based compensation expense	$324	$389	$1,192	$1,348

For the nine months ended September 30, 2011 and 2010, cash received from stock option exercises was $7,000 and $49,000, respectively. Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements. The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the three months ended September 30, 2011, we did not grant any stock options to non-employee directors of the Company or to certain officers and employees.

Restricted Stock

For the three months ended September 30, 2011, we did not award any shares of time-based or performance-based restricted stock to our non-employee directors or certain officers and employees.

Note 10 — Restructuring

In 2011, we initiated a program to gain operating efficiencies by reorganizing departments, reducing layers of management and refocusing on organizational initiatives. The program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $0.7 million of costs during the three months ended September 30, 2011 and $1.9 million of costs during the nine months ended September 30, 2011, of which the entire $1.9 million was related to our Hospitality and Advertising Services businesses. During the three and nine months ended September 30, 2010, we incurred $0.1 million and $0.3 million of costs, respectively. All such costs are included in operating expenses on the Consolidated Statements of Operations.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Cost of closing	Cost of closing	Cost of closing
	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Total
December 31, 2010 balance	$35	$137	$172
Charges to expense	1,831	65	1,896
Cash payments	(1,130)	(157)	(1,287)

September 30, 2011 balance	$736	$45	$781

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

Financial Assets and Financial Liabilities — The estimated carrying and fair values of our financial instruments in the financial statements were as follows (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swaps - liability position	$-	$-	$10,353	$10,353
Long-term debt	$365,605	$316,336	$373,639	$349,426

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

For the year ended December 31, 2010, the total fair value amount of $10.4 million for our interest rate swaps was included in Level 2 of the fair value hierarchy, as described above. There was no fair value measurement for the nine months ended September 30, 2011, as our interest rate swap arrangements expired effective June 30, 2011.

We estimated the fair value of the interest rate swaps based on mid-market data from a third party provider. We periodically reviewed and validated this data on an independent basis. The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value.

Nonfinancial Assets and Nonfinancial Liabilities — Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment. There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2011.

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

Financial information related to our reportable segments for the three and nine months ended September 30 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues:
Hospitality	$101,833	$109,330	$306,259	$331,563
Advertising Services	2,366	2,194	7,164	7,118
Healthcare	2,648	2,270	7,788	6,236

Total	$106,847	$113,794	$321,211	$344,917

Operating profit:
Hospitality	$30,550	$32,563	$91,231	$99,921
Advertising Services	430	79	1,170	69
Healthcare	439	808	1,827	1,416

Operating profit	31,419	33,450	94,228	101,406

Corporate	(4,702)	(6,407)	(13,866)	(18,323)
Depreciation and amortization	(17,075)	(20,141)	(54,499)	(63,238)
Restructuring charge	(732)	(101)	(1,896)	(343)
Other operating (expense) income	(31)	3	(9)	(2)
Interest expense	(6,379)	(8,120)	(25,012)	(25,515)
Loss on early retirement of debt	-	(137)	(158)	(898)
Other (expense) income	(166)	5	149	232

Income (loss) before income taxes	$2,334	$(1,448)	$(1,063)	$(6,681)

Note 13 — Derivative Information

We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.

We were required by our original Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments was to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility. As changes in interest rates impact future interest payments, the hedges provided an offset to the rate changes. The swap agreements expired in June 2011. The Amendment to our Credit Facility did not require us to enter into any hedge agreements.

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps were recorded directly to interest expense. For the nine months ended September 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps. The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments were as follows (dollar amounts in thousands):

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
Year ended December 31, 2010:
Interest rate swaps	$437,500	Current liabilities	$-	$(10,353)

Nine months ended September 30, 2011:
	$-	-	$-	$-

A summary of the effect of cash flow hedges on our financial statements for the three and nine months ended September 30 was as follows (dollar amounts in thousands):

	Effective Portion
Type of Cash Flow Hedge	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Swap Interest Reclassified From Accumulated Other Comprehensive Income	Swap Interest Reclassified From Accumulated Other Comprehensive Income	Ineffective Portion
				Income Statement Location	Amount Recognized
Three Months Ended September 30, 2010:
Interest rate swaps	$(1,414)	Interest expense	$5,057	Interest expense	$219

Three Months Ended September 30, 2011:
Interest rate swaps	$-	Interest expense	$-	Interest expense	$-

Nine Months Ended September 30, 2010:
Interest rate swaps	$(4,497)	Interest expense	$15,575	Interest expense	$1,688

Nine Months Ended September 30, 2011:
Interest rate swaps	$(89)	Interest expense	$4,672	Interest expense	$(1,511)

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

Dividends were declared on the preferred stock by our Board of Directors. We had $1.4 million of unpaid dividends as of September 30, 2011. The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance. These dividends were paid on October 15, 2011.

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

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the period ended September 30, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.

Note 17 — Effect of Recently Issued Accounting Standards

In May 2011, the FASB issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.” This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts. New and revised disclosure requirements include: quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization. FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.” This ASU gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The first option is a single, continuous statement of comprehensive income. The second option is two separate, but consecutive statements. In either option, the following must be presented: each component of and a total of net income; each component of and a total of other comprehensive income; and a total of comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. FASB ASU No. 2011-05 should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles – Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test. After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Otherwise, the entity is required to perform Step 1 of the impairment test. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period. Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered. FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, even if an entity’s annual test date is before the issuance date of September 15, 2011, provided the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

Executive Overview

We are the largest provider of interactive media and connectivity solutions to the hospitality industry in the United States, Canada and Mexico. Our primary offerings include guest-paid entertainment, such as on-demand movies, and hotel-paid services, including cable television programming and Internet access services. As of September 30, 2011, we provided interactive and media networks and connectivity solutions to approximately 1.7 million hotel rooms in North America and, primarily through local or regional licensees, select international markets. In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States. As of September 30, 2011, our systems were installed in 63 healthcare facilities, representing approximately 14,900 beds, and we had an additional seven facilities under contract.

Our total revenue for the third quarter of 2011 was $106.8 million, a decrease of $6.9 million or 6.1%, compared to the third quarter of 2010. Guest Entertainment revenue decreased $8.1 million, offset in part by a $1.2 million increase in revenue from non-Guest Entertainment products and services. The decrease in Guest Entertainment revenue was driven by a 7.8% reduction in the average number of Guest Entertainment rooms served period over period and a 5.2% decline in Guest Entertainment revenue per room. The rooms removed from our base during the quarter generated approximately 37% lower revenue than our average rooms. The majority of these rooms did not switch to a different interactive television provider, but were smaller hotels which chose to limit their media offering to only free television content. Guest Entertainment revenue per room benefited from an increase in the sale of theatrical movies due to our VOD 2.0 marketing initiative and more popular Hollywood content. This improvement was offset by a decline in revenue from non-theatrical movies, music, television on-demand programming, games and television Internet access.

Hospitality and Advertising Services revenue per room was 1.3% higher this quarter compared to the prior year third quarter, driven by a 10.4% increase in revenue per room from non-Guest Entertainment sources. Launched in June 2011, our VOD 2.0 initiative is now in over 1.1 million rooms and is attracting new buyers and increasing Hollywood movie revenue per room with its marketing and tiered pricing. Hotel Services revenue was $33.6 million in the current quarter and, on a per-room basis, increased 7.2% quarter over quarter, driven primarily by price increases on cable television programming. System Sales and Related Services revenue per room improved 19.1%, related to programming fees, equipment sales and fees related to the early termination of a group of limited service hotels which elected to only provide free television content, offset by revenue from a HDTV equipment conversion contract in the prior year.

Our Healthcare subsidiary generated $2.6 million of revenue during the third quarter of 2011, an increase of $0.4 million or 16.7%, driven by an increase in the number of beds receiving our recurring services as well as higher revenue on current quarter system sales and installations. The backlog of healthcare installations includes seven facilities.

During the quarter, we upgraded or installed approximately 8,800 rooms with high definition interactive systems. These additional rooms brought us to over 290,000 HD rooms installed at the end of the third quarter, representing 19.0% of our guest entertainment room base. The HD platform continues to generate over 60% more revenue per room versus our analog base. In addition, the average cost to install a HD room has declined 29.3% quarter over quarter, to $135 per room, due to lower component and overhead costs and an increase in average hotel size. As of September 30, 2011, our Envision platform was installed in over 5,000 rooms. This enhanced interactive HD system, launched earlier in the year, allows hotels to leverage the HDTV system to deliver customized branding messages, generate incremental cash flows and improve the overall guest experience.

Our total direct costs decreased $4.3 million or 6.6% period over period, to $60.0 million in the third quarter of 2011 as compared to $64.3 million in the third quarter of 2010. The decrease in total direct costs was driven by lower sales volume in Guest Entertainment and Hotel Services. Connectivity costs were also lower as a result of bandwidth re-provisioning and renegotiating certain supplier agreements. Advertising Services fixed costs remained stable quarter over quarter. Gross margins increased, to 43.8% for the third quarter of 2011 compared to 43.5% for the prior year period, primarily due to improving cable television programming margins and contract termination fees.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $2.4 million or 10.6% quarter over quarter, to $20.1 million in the third quarter of 2011 compared to $22.5 million in the prior year quarter. Factors driving the improvement period over period include reduced system repair costs, professional services expenses, property taxes and administrative labor from workforce reductions done in the beginning of the year. Depreciation and amortization expenses decreased 15.2%, to $17.1 million in the third quarter of 2011 versus $20.1 million in the third quarter of 2010. The decline was due to assets becoming fully depreciated, lower cost systems being installed and the reduction in capital investment levels over the past years. As a result of the factors noted above, operating income increased 30.5% to $8.9 million in the third quarter of 2011 compared to $6.8 million in the prior year quarter.

We generated $13.4 million of cash from operating activities as compared to $20.0 million in the third quarter of 2010. The reduction in 2011 cash flow was driven by a $7.2 million change in working capital as accounts payable balances returned to more normalized levels. Cash used for capital investments was $6.1 million in the third quarter of 2011. In September 2011, we made the required quarterly payment of $2.5 million on our term loan.

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

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).    One of our main sources of revenue, generating 53.1% of total revenue for the quarter ended September 30, 2011, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

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

•

The effectiveness of our VOD 2.0 initiative.    VOD 2.0 is our new movie merchandising approach, offering Hollywood movies starting at $4.99; an improved user interface and navigational experiences for hotel guests; and enhanced merchandising and marketing of the latest content in our exclusive hotel window. By increasing browsing activity, attracting new buyers and lifting buy rates, we can improve theatrical movie revenue per room.

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

•

The availability of alternative programming and devices.    We compete directly for customers with a variety of other interactive service providers, including other interactive television service providers, cable television companies, direct broadcast satellite companies, television networks and programmers, Internet service providers and portals, technology consulting and service firms, companies offering web sites which provide on-demand movies, movie downloads, rental companies providing DVDs which can be viewed in properly equipped hotel rooms or on other portable viewing devices, such as iPods®, cell phones and iPads® and hotels which offer in-room laptops with Internet access or other types of Internet access systems. We also compete, in varying degrees, with other leisure-time activities, such as movie theaters, the Internet, radio, print media, personal computers and other alternative sources of entertainment and information.

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

System Sales and Related Services.    We also generate revenue from other products and services within the hotel and lodging industry, including sales of broadband Internet and other interactive television systems, programming and equipment, cable television programming and programming reception equipment, Internet conference services and professional services, such as network design, project management and installation services.

Advertising Services.    We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of television commercials, channel access or other marketing-based programs. The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations. By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers. In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services. As of September 30, 2011, we provided advertising media services to approximately 1.1 million hotel rooms. We also deliver targeted advertising and services to 335,000 hotel rooms on 10 popular satellite-delivered analog channels. As our hotel customers upgrade to high-definition signals, we believe our existing analog system will be less attractive both to hoteliers and to advertisers. It is our intention to transition this service to a 20 channel, high definition platform capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal. This transition will enable us to deliver our advertising content in a more cost effective manner across a much larger segment of our existing room base. The Company’s new high definition platform will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes. Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services. As of September 30, we had the following number of rooms installed with the designated service:

	September 30,
	2011	2010
Total rooms served (1)	1,693,745	1,852,161
Total Guest Entertainment rooms (2)	1,551,204	1,706,884
Total HD rooms (3)	294,396	254,233
Percent of Total Guest Entertainment rooms	19.0%	14.9%
Total Cable Television Programming (FTG) rooms (4)	960,965	1,051,264
Percent of Total Guest Entertainment rooms	61.9%	61.6%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)	Guest Entertainment rooms, of which 89.7% were digital as of September 30, 2011, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.
(3)	HD rooms are equipped with high-definition capabilities.
(4)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

High Definition Room Growth

We also track the penetration of our high-definition television (“HDTV”) system, since rooms equipped with HDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our standard-definition VOD systems. HDTV room growth occurs as we install our HDTV system in newly contracted rooms or convert certain existing rooms to the HDTV system in exchange for contract extensions. The installation of a HDTV system typically requires a capital investment by both the Company and the hotel operator. HDTV growth has been constrained by reduced hotel capital spending budgets, given the negative impact of the economy on the hospitality industry. We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company. We installed our HDTV systems in the following number of net new rooms as of September 30:

	September 30,
	2011	2010

Net new HDTV rooms for the three months ended	8,801	7,494
Net new HDTV rooms for the nine months ended	24,043	22,482

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

Capital Investment Per Installed Room

The average investment per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions. The following table sets forth our average installation cost per room during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average cost per installed HD room	$135	$191	$144	$211

The decrease in the average cost per HD room from 2010 to 2011 was primarily driven by lower component, installation and other related costs and a larger average number of rooms for properties installed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.88	$12.53	$11.74	$12.68
Non-Guest Entertainment
Hotel Services	7.03	6.56	6.98	6.51
System Sales and Related Services	2.43	2.04	2.15	1.85
Advertising Services	0.50	0.42	0.49	0.45

	9.96	9.02	9.62	8.81

Total Hospitality and Advertising Services revenue per room	$21.84	$21.55	$21.36	$21.49

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $9.96 per room for the current quarter, a 10.4% increase from the prior year quarter. Quarter over quarter, Guest Entertainment revenue per room decreased 5.2% to $11.88. For the nine months ended September 30, 2011, revenue from diversified initiatives increased to $9.62 per room, a 9.2% increase from the prior year period. During the same period, Guest Entertainment revenue per room decreased 7.4% to $11.74. Total Non-Guest Entertainment revenue, including Healthcare, comprised 46.9% of total revenue during the third quarter of 2011 and 46.3% of total revenue for the nine months ended September 30, 2011.

Average Direct Costs Per Room

Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel. Hotel Services direct costs include the cost of cable television programming and the cost of broadband Internet support services. The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels. Advertising Services direct costs include the cost of developing and distributing programming. The overall direct cost margin primarily varies based on the composition of revenue. The following table sets forth our Hospitality and Advertising Services direct costs per room for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.84	$4.99	$4.61	$4.99
Hotel Services	5.79	5.70	5.79	5.64
System Sales and Related Services	1.39	1.28	1.37	1.21
Advertising Services	0.27	0.24	0.26	0.26

Total Hospitality and Advertising Services direct costs per room	$12.29	$12.21	$12.03	$12.10

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

•	revenue generated from cable plant design, modification and installation, as well as television installation services.

As of September 30, these services and solutions were installed as follows:

	2011	2010	Change	% Change
Systems installed	63	53	10	18.9%
Beds served	14,887	11,488	3,399	29.6%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Systems operations expenses	$2.05	$2.06	$2.02	$2.02
SG&A expenses	2.16	2.28	2.10	2.30
Depreciation and amortization (D&A)	3.58	3.90	3.71	4.02
Restructuring charge	0.15	0.01	0.13	0.02
Other operating expense, net	0.01	-	-	-

	$7.95	$8.25	$7.96	$8.36

Systems operations as a percent of total revenue	9.1%	9.4%	9.2%	9.2%
SG&A as a percent of total revenue	9.7%	10.4%	9.6%	10.5%
D&A as a percent of total revenue	16.0%	17.7%	17.0%	18.4%
Total operating expenses as a percent of total revenue	35.5%	37.5%	36.3%	38.2%

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

Free Cash Flow

We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity. In addition, we can manage capital expenditures by varying the number of rooms we install in any given period. The reduction from 2010 cash flow was driven by a $7.2 million change in working capital quarter over quarter, as accounts payable balances returned to more normalized levels.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash provided by operating activities	$13,406	$20,024	$41,020	$75,138
Property and equipment additions	(6,117)	(4,749)	(16,712)	(13,703)

	$7,289	$15,275	$24,308	$61,435

Liquidity and Capital Resources

During the first nine months of 2011, cash provided by operating activities was $41.0 million, and we used $16.7 million of the cash we generated for property and equipment additions. During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $6.0 million. We also used $4.3 million for preferred stock dividends. During the first nine months of 2010, cash provided by operating activities was $75.1 million, and we used cash for property and equipment additions of $13.7 million. During the same period, we prepaid $80.2 million against our Credit Facility, which included $13.7 million of net proceeds from the common stock offering, in addition to the required payments totaling $3.5 million. We also used $4.3 million for the preferred stock dividend payments. The decrease in cash provided by operating activities for the first nine months of 2011 compared to the first nine months of 2010 was expected, as a result of a $28.4 million change in working capital period over period. The change in working capital was due to accounts payable, with the reversal of higher accounts payable in 2010 versus 2011, as we had negotiated extended payment terms with certain vendors during 2010. Cash as of September 30, 2011 was $17.8 million versus $8.4 million as of December 31, 2010.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in 2013. We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and, subject to market conditions and regulatory requirements, potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations. We plan to allocate a portion of our future cash flow from operations to the expansion of our high-definition room base and to the repayment of debt, as necessary. As of September 30, 2011, working capital was negative $22.4 million, compared to negative $50.5 million at December 31, 2010.

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

Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility. The Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014. The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year. The Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants. In March 2011, the Company incurred $2.4 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.

Under the Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million. The Amendment also requires us to make quarterly term loan repayments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013. The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%. In addition, a LIBOR floor of 1.5% was established under the Amendment.

The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years. The swap agreements expired in June 2011. The Amendment did not require us to enter into any hedge agreements (see Note 13 to the financial statements). The term loan interest rate as of September 30, 2011 was 6.5%. The all-in weighted average interest rate for the quarter ended September 30, 2011 was 6.6%. As of September 30, 2011, we were in compliance with all financial covenants required by our bank Credit Facility.

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.

Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2011	2010

Actual consolidated leverage ratio (1) (3)	3.50	3.47
Maximum per covenant	4.00	3.50

Actual consolidated interest coverage ratio (2) (3)	2.69	3.23
Minimum per covenant	2.25	3.00

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

Our debt covenant ratios will change in future periods as follows:

	Q4 2012	Q3 2013 to maturity
Maximum consolidated leverage ratio	3.75	3.50

Minimum consolidated interest coverage ratio	2.25	2.25

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

We achieved a consolidated leverage ratio of 3.50 compared to the maximum allowable ratio of 4.00 for the third quarter of 2011. Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control. Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary. Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants. If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility. However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment. As of September 30, 2011, we are not aware of any events which would qualify under the Material Adverse Effect clause of the Credit Facility. The total amount of long-term debt outstanding, including the current portion, as of September 30, 2011 was $365.6 million versus $373.6 million as of December 31, 2010.

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment. As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction. All subsequent changes in the fair value of the swaps were recorded directly to interest expense. For the nine months ended September 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps. The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.

The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions. Under the terms of the Amendment, this amount was reduced from $15.0 million. As of September 30, 2011, we had outstanding letters of credit totaling $325,000.

Obligations and commitments as of September 30, 2011 were as follows (dollar amounts in thousands):

	$365,605	$365,605	$365,605	$365,605	$365,605
		Payments due by period
	Total	Less than 1 year	2 – 3 years	4 – 5 years	Over 5 years
Contractual obligations:
Long-term debt(s)	$365,605	$10,456	$355,122	$27	$-
Interest on bank term loan (1)	62,094	25,365	36,729	-	-
Operating lease payments	2,695	1,070	1,149	471	5
Purchase obligations (2)	10,007	5,016	3,136	1,805	50
Minimum royalties and commissions (3)	561	561	-	-	-

Total contractual obligations	$440,962	$42,468	$396,136	$2,303	$55

	$365,605	$365,605	$365,605	$365,605	$365,605
		Amount of commitment expiration per period
	Total	Less than 1 year	2 – 3 years	4 – 5 years	Over 5 years
Other commercial commitments:
Standby letters of credit	$325	$325	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.
(2)	Consists of open purchase orders and commitments.
(3)	In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.

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

Discussion and Analysis of Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenue Analysis.  Total revenue for the third quarter of 2011 was $106.8 million, a decrease of $6.9 million or 6.1%, compared to the third quarter of 2010. The decrease in revenue was from Guest Entertainment and Hotel Services revenues, partially offset by increases in revenue from System Sales and Related Services, Healthcare and Advertising Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended September 30:

	Amount	Amount	Amount	Amount
	2011		2010
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$56,691	53.1%	$64,833	57.0%
Hotel Services	33,555	31.4%	33,951	29.8%
System Sales and Related Services	11,587	10.8%	10,546	9.3%
Advertising Services	2,366	2.2%	2,194	1.9%

Total Hospitality and Advertising Services	104,199	97.5%	111,524	98.0%
Healthcare	2,648	2.5%	2,270	2.0%

	$106,847	100.0%	$113,794	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $7.3 million or 6.6%, to $104.2 million in the third quarter of 2011 compared to $111.5 million in the third quarter of 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.84 in the third quarter of 2011, an increase of 1.3% as compared to $21.55 in the prior year quarter. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended September 30:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.88	$12.53
Hotel Services	7.03	6.56
System Sales and Related Services	2.43	2.04
Advertising Services	0.50	0.42

Total Hospitality and Advertising Services revenue per room	$21.84	$21.55

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $8.1 million or 12.6%, to $56.7 million in the third quarter of 2011 as compared to $64.8 million in the prior year quarter. The decrease in revenue resulted primarily from a 7.8% reduction in the average number of Guest Entertainment rooms served and a 5.2% decline in Guest Entertainment revenue per room. The rooms removed during the quarter generated 37% lower revenue than our average rooms. The vast majority of these rooms did not switch to a different interactive television provider, but were smaller hotels which chose to limit their media offering to only free television content. Guest Entertainment revenue per room benefited from an increase in the sale of theatrical movies due to our VOD 2.0 initiative and improving Hollywood content. This improvement was offset by a decline in revenue from non-theatrical movies, music, television on-demand programming, games and television Internet access. As a result, monthly Guest Entertainment revenue for the third quarter of 2011 declined to $11.88 compared to $12.53 for the third quarter of 2010. On a per-room basis, average monthly movie revenue per room was $11.19 for the third quarter of 2011, a 4.1% reduction as compared to $11.67 per room in the prior year quarter. Non-movie Guest Entertainment revenue per room decreased 19.8% to $0.69 in the third quarter of 2011, related to decreases in music and game revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, decreased slightly compared to the prior year quarter, to $33.6 million in the third quarter of 2011 versus $34.0 million in the third quarter of 2010. On a per-room basis, monthly Hotel Services revenue for the third quarter of 2011 increased 7.2%, to $7.03 compared to $6.56 for the third quarter of 2010. Monthly cable television programming revenue per room increased 7.9%, to $6.44 for the third quarter of 2011 as compared to $5.97 for the third quarter of 2010. These increases resulted primarily from price increases on cable television programming over the prior year period. Recurring broadband Internet revenue per room was flat at $0.59 quarter over quarter.

System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the third quarter of 2011, revenue increased $1.1 million or 9.9%, to $11.6 million as compared to $10.5 million for the third quarter of 2010. The increase was the result of programming fees, equipment sales and fees related to the early termination of a group of limited service hotels which elected to only provide free television, offset by a decrease in revenue due to a HDTV equipment conversion contract in the prior year.

Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the third quarter of 2011, revenue increased $0.2 million or 7.8%, to $2.4 million as compared to $2.2 million in the prior year period. This increase was primarily the result of increased channel access revenue, where we provide cable channels to providers for the distribution of their programming, offset in part by decreased general advertising by national advertisers on our system.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $0.3 million or 16.7%, to $2.6 million in the third quarter of 2011 as compared to $2.3 million for the third quarter of 2010, driven by an increase in the number of beds receiving our recurring services, as well as higher revenue on current quarter system sales and installations. During the current quarter, we installed 1,148 beds and three facilities compared to 563 beds and one facility during the prior year period. We have seven signed healthcare contracts in our backlog waiting for installation.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).    Total direct costs decreased $4.3 million or 6.6%, to $60.0 million in the third quarter of 2011 as compared to $64.3 million in the third quarter of 2010. Total direct costs were 56.2% of revenue for the third quarter of 2011 as compared to 56.5% in the third quarter of 2010. Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $58.6 million for the third quarter of 2011 compared to $63.2 million for the prior year quarter. We had a lower sales volume in Guest Entertainment and Hotel Services, in addition to lower connectivity costs as a result of bandwidth re-provisioning and renegotiating certain supplier agreements. Advertising Services fixed costs remained stable quarter over quarter.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	Amount	Amount	Amount	Amount
	2011		2010
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
System operations	$9,768	9.1%	$10,674	9.4%
Selling, general and administrative	10,326	9.7%	11,797	10.4%
Depreciation and amortization	17,075	16.0%	20,141	17.7%
Restructuring charge	732	0.7%	101	0.0%
Other operating expense (income)	31	0.0%	(3)	0.0%

Total operating expenses	$37,932	35.5%	$42,710	37.5%

System operations expenses decreased $0.9 million or 8.5%, to $9.8 million in the third quarter of 2011 as compared to $10.7 million in the third quarter of 2010. The decrease was driven by reduced system repair costs and lower property taxes. As a percentage of total revenue, system operations expenses decreased to 9.1% this quarter as compared to 9.4% in the third quarter of 2010. Per average installed room, system operations expenses also decreased, to $2.05 per room per month compared to $2.06 in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $1.5 million or 12.5%, to $10.3 million in the current quarter as compared to $11.8 million in the third quarter of 2010. The decrease was a result of lower professional services and administrative labor from the workforce reductions initiated in the first quarter of 2011, as well as debt issuance costs incurred during the prior year period. As a percentage of revenue, SG&A expenses were 9.7% in the current quarter as compared to 10.4% in the prior year quarter. SG&A expenses were $2.16 per average installed room per month for the current quarter as compared to $2.28 in the third quarter of 2010.

Depreciation and amortization expenses were $17.1 million in the third quarter of 2011 as compared to $20.1 million in the third quarter of 2010. The decline was due to the reduction in capital investments over the past several years, lower cost systems being installed and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 16.0% in the third quarter of 2011 compared to 17.7% in the third quarter of 2010.

In 2011, we initiated a program to gain operating efficiencies by reorganizing departments, reducing layers of management and refocusing on organizational initiatives. The program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $0.7 million of costs during the three months ended September 30, 2011. During the third quarter of 2010, we had $0.1 million of costs related to restructuring and workforce reduction activities. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating Income.  As a result of the factors described above, operating income increased to $8.9 million in the third quarter of 2011 compared to $6.8 million in the third quarter of 2010.

Interest Expense.  Interest expense was $6.4 million in the current quarter versus $8.1 million in the third quarter of 2010. The all-in weighted average interest rate was 6.6% for the third quarter of 2011 versus 7.5% for the third quarter of 2010. The decreases in our interest expense and interest rate during the third quarter of 2011 were related to a lower outstanding debt balance and the expiration of our interest rate swap commitment. The outstanding balance of our debt under the Credit Facility decreased to $365.6 million in the third quarter of 2011 from $390.5 million in the third quarter of 2010. In the third quarter of 2010, interest expense included $0.2 million of non-cash interest charges related to our interest rate swap position.

Loss on Early Retirement of Debt.  During the third quarter of 2010, we made additional prepayments on our term loan totaling $14.0 million and expensed $0.1 million of unamortized debt issuance costs. We did not make any prepayments on our term loan in the third quarter of 2011.

Taxes.  For the third quarter of 2011 and 2010, we incurred taxes of $290,000 and $226,000, respectively, primarily for state franchise taxes.

Net Income (Loss).  As a result of the factors described above, net income was $2.0 million for the third quarter of 2011 compared to net loss of $1.7 million in the prior year quarter.

Discussion and Analysis of Results of Operations

Nine Months Ended September 30, 2011 and 2010

Revenue Analysis.  Total revenue for the first nine months of 2011 was $321.2 million, a decrease of $23.7 million or 6.9%, compared to the first nine months of 2010. The decrease in revenue was from Guest Entertainment and Hotel Services revenues, partially offset by increases in revenue from System Sales and Related Services, Healthcare and Advertising Services. The following table sets forth the components of our revenue (dollar amounts in thousands) for the nine months ended September 30:

	2011		2010
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$172,305	53.7%	$199,879	58.0%
Hotel Services	102,406	31.9%	102,562	29.7%
System Sales and Related Services	31,548	9.8%	29,122	8.4%
Advertising Services	7,164	2.2%	7,118	2.1%

Total Hospitality and Advertising Services	313,423	97.6%	338,681	98.2%
Healthcare	7,788	2.4%	6,236	1.8%

	$321,211	100.0%	$344,917	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $25.3 million or 7.5%, to $313.4 million in the first nine months of 2011 compared to $338.7 million in the first nine months of 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.36 in the first nine months of 2011, a decrease of 0.6% as compared to $21.49 in the prior year period. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the nine months ended September 30:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.74	$12.68
Hotel Services	6.98	6.51
System Sales and Related Services	2.15	1.85
Advertising Services	0.49	0.45

Total Hospitality and Advertising Services revenue per room	$21.36	$21.49

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $27.6 million or 13.8%, to $172.3 million in the first nine months of 2011 as compared to $199.9 million in the prior year period. On a per-room basis, monthly Guest Entertainment revenue for the first nine months of 2011 declined 7.4%, to $11.74 compared to $12.68 for the first nine months of 2010. This change in revenue per room is affected by a 6.9% reduction in the average number of rooms served period over period, the mix of on-demand products purchased and the continued conservative consumer buying pattern of travelers. Average monthly movie revenue per room was $11.07 for the first nine months of 2011, a 6.5% reduction as compared to $11.84 per room in the prior year period. Non-movie Guest Entertainment revenue per room decreased 20.2% to $0.67 in the first nine months of 2011, related to decreases in television on-demand programming, music, games and television Internet revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and broadband Internet service and support, decreased $0.2 million or 0.2%, to $102.4 million during the first nine months of 2011 versus $102.6 million in the first nine months of 2010. On a per-room basis, monthly Hotel Services revenue for the first nine months of 2011 increased 7.2%, to $6.98 compared to $6.51 for the first nine months of 2010. Monthly cable television programming revenue per room increased 7.4%, to $6.38 for the first nine months of 2011 as compared to $5.94 for the first nine months of 2010. These increases resulted primarily from price increases on cable television programming over the prior year period. Recurring broadband Internet revenue per room increased 5.3%, to $0.60 for the current nine months as compared to $0.57 for the prior year nine months.

System Sales and Related Services revenue includes the sale of cable television programming equipment, broadband Internet equipment, HDTV installations and other services to hotels. For the first nine months of 2011, revenue increased $2.4 million or 8.3%, to $31.5 million as compared to $29.1 million for the first nine months of 2010. The improvement was from increased incremental programming revenue, miscellaneous equipment sales and fees related to the early termination of a group of limited service hotels which elected to only provide free television, partially offset by reductions in broadband equipment sales and revenue from a HDTV equipment conversion contract in the prior year.

Advertising Services revenue consists of revenue generated by The Hotel Networks (“THN”), our advertising services subsidiary. For the first nine months of 2011, revenue increased $0.1 million or 0.6%, to $7.2 million as compared to $7.1 million in the prior year period. This increase was driven by increased channel access revenue, where we provide cable channels to providers for the distribution of their programming, offset by decreased general advertising by national advertisers on our system.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities. Healthcare revenue increased $1.6 million or 24.9%, to $7.8 million in the first nine months of 2011 as compared to $6.2 million for the first nine months of 2010, driven by an increase in the number of beds receiving recurring services and increased professional services revenue. During the current period, we installed 2,663 beds and seven facilities compared to 2,296 beds and eight facilities during the prior year period. We have seven signed healthcare contracts in our backlog waiting for installation.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).  Total direct costs decreased $13.4 million or 6.9%, to $180.4 million in the first nine months of 2011 as compared to $193.8 million in the first nine months of 2010. Total direct costs were flat at 56.2% of revenue for both the first nine months of 2011 and 2010. Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $176.6 million for the first nine months of 2011 compared to $190.6 million for the prior year period. This was the result of lower sales volume in Guest Entertainment and Hotel Services. Connectivity costs were also lower, as a result of bandwidth re-provisioning and renegotiating certain supplier agreements. Advertising Services also experienced lower fixed costs this period, driven by lower satellite distribution costs.

Operating Expenses.    The following table sets forth information in regard to operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2011		2010
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues
Operating expenses:
System operations	$29,569	9.2%	$31,816	9.2%
Selling, general and administrative	30,854	9.6%	36,226	10.5%
Depreciation and amortization	54,499	17.0%	63,238	18.4%
Restructuring charge	1,896	0.5%	343	0.1%
Other operating expense	9	0.0%	2	0.0%

Total operating expenses	$116,827	36.3%	$131,625	38.2%

System operations expenses decreased $2.2 million or 7.1%, to $29.6 million in the first nine months of 2011 as compared to $31.8 million in the first nine months of 2010. The decrease was driven by our reduction in force program initiated during the first quarter of 2011, as well as lower system repair costs and property taxes. As a percentage of total revenue, system operations expenses remained flat at 9.2% this period and the first nine months of 2010. Per average installed room, system operations expenses also remained stable, at $2.02 per room per month for both the nine months ended September 30, 2011 and 2010.

Selling, general and administrative (“SG&A”) expenses decreased $5.3 million or 14.8%, to $30.9 million in the current period as compared to $36.2 million in the same period of 2010. The decrease was also primarily a result of our reduction in force program, as noted above, our first quarter expense mitigation initiatives and lower professional fees, as well as debt issuance costs incurred during the prior year period. As a percentage of revenue, SG&A expenses were 9.6% in the current period as compared to 10.5% in the prior year period. SG&A expenses were $2.10 per average installed room per month for the current nine months as compared to $2.30 in the first nine months of 2010.

Depreciation and amortization expenses were $54.5 million in the first nine months of 2011 as compared to $63.2 million in the first nine months of 2010. The decline was due to the reduction in capital investments over the past several years, lower cost systems being installed and certain assets becoming fully depreciated. As a percentage of revenue, depreciation and amortization expenses were 17.0% in the first nine months of 2011 compared to 18.4% in the first nine months of 2010.

In 2011, we initiated a program to gain operating efficiencies by reorganizing departments, reducing layers of management and refocusing on organizational initiatives. The program reduced our workforce by approximately 7%. As a result of this action and our previous restructuring and reduction in force initiatives, we incurred $1.9 million of costs during the nine months ended September 30, 2011, of which the entire $1.9 million was related to our Hospitality and Advertising Services businesses. During the first nine months of 2010, we incurred $0.3 million of costs related to restructuring and workforce reduction activities. Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating Income.  As a result of the factors described above, operating income increased to $24.0 million in the first nine months of 2011 compared to $19.5 million in the first nine months of 2010.

Interest Expense.    Interest expense was $25.0 million in the current period versus $25.5 million in the first nine months of 2010. The all-in weighted average interest rate was 9.0% for the first nine months of 2011 versus 7.2% for the first nine months of 2010. The increase in our interest rate was related to the 6.5% interest rate on our amended Credit Facility and the quarterly payments on our interest rate swap commitments during the first and second quarters of 2011. The interest rate swaps expired effective June 30, 2011. The outstanding balance of our debt under the Credit Facility decreased to $365.6 million at September 30, 2011 from $390.5 million at September 30, 2010. Interest expense for the first nine months of 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position, including a $6.4 million gain related to the change in fair value of the swaps and $4.9 million in amortization of deferred losses frozen in other comprehensive income. In the first nine months of 2010, interest expense included $1.7 million of non-cash interest charges related to our interest rate swap position.

Loss on Early Retirement of Debt.  During the first nine months of 2011, we made additional prepayments on the term loan totaling $2.0 million and, as a result of this prepayment and the Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs. During the first nine months of 2010, we made additional prepayments on our term loan totaling $80.2 million and expensed $0.9 million of unamortized debt issuance costs.

Taxes.    For the first nine months of 2011 and 2010, we incurred taxes of $725,000 and $640,000, respectively, primarily for state franchise taxes.

Net Loss.    As a result of the factors described above, net loss was $1.8 million for the first nine months of 2011 compared to net loss of $7.3 million in the prior year period.

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

—

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

—

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

—

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

—

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

—

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

—

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

—

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

—

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

Allowance for System Removal.    We de-install properties through the course of normal operations due to a number of factors, including: poor revenue performance, hotel bankruptcy or collection issues, hotel closings and change in service provider. We regularly evaluate our backlog of properties scheduled for de-installation and record a provision for estimated system removal costs. The costs incurred as a result of de-installation include the labor to de-install the system, as well as unamortized installation costs. Over the last five years, de-installation activity was in a range of 2% to 10% of our installed room base.

Goodwill Impairment.  We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles - Goodwill and Other.” Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually. We perform our goodwill impairment test for each reporting unit during the fourth quarter. Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions. We did not encounter such triggering events during the third quarter of 2011.

Effective January 1, 2011, we adopted additional provisions of FASB ASC Topic 350, which provide that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. During the third quarter of 2011, we did not encounter any events or circumstances which could trigger an impairment of our goodwill or intangible assets; therefore, this adoption has not had any impact on our consolidated financial position, results of operations or cash flows.

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

At September 30, 2011, we had debt totaling $365.6 million as follows (dollar amounts in thousands):

	Carrying Amount	Fair Value
Bank Credit Facility:
Term loan	$364,954	$315,685
Capital leases	651	651

	$365,605	$316,336

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

We had two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expired in June 2011. The term loan interest rate as of September 30, 2011 was 6.5% and the capital lease interest rate was 7.2%. Our all-in weighted average interest rate for the quarter ended September 30, 2011 was 6.6%, compared to 7.5% for the quarter ended September 30, 2010. We had fixed rate debt of $0.6 million and variable rate debt of $365.0 million. For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the third quarter of 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business. As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed actions for patent infringement in the U.S. District Court in Marshall, Texas, against the Company and numerous other defendants, which allege infringement of a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.” On October 26, 2010, the Court issued an order staying the cases pending the final determination in the Patent Office re-examination proceeding. No material events occurred in this action during the period ended September 30, 2011. Please refer to the description of this matter as contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2011.

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

LodgeNet Interactive Corporation
(Registrant)

Date: November 4, 2011	/ s / Scott C. Petersen
Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 4, 2011	/ s / Frank P. Elsenbast
Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)