Form 10-K
period 2011-12-31
LODGENET INTERACTIVE CORP
filed 2012-03-15
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]                                                                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:                              Common Stock, $.01 par value

Registered on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:                              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes __  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __  No X

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

Yes X  No__

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

Large Accelerated Filer __	Accelerated Filer X

Non-accelerated Filer __	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes __  No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $55,838,007

The number of shares of common stock of the registrant outstanding as of March 9, 2012, was 25,346,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “registrant,” as well as the terms “we,” “us” and “our,” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.

“LodgeNet,” “On Command,” “The Hotel Networks,” “eSUITE,” “Envision,” “PowerPortal,” “eCompendium,” “eConcierge,” “mCompendium,” “mCheckout,” “mConcierge” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation.  All rights reserved.  Android is a trademark of Google, Inc.  The trademarks iPhone, iPad and iPod are trademarks of Apple, Inc.  All other trademarks or service marks used herein are the property of their respective owners.

PART I

Item 1 – Business

Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of December 31, 2011, we provided interactive media and connectivity services to approximately 1.6 million hotel rooms in North America and select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of December 31, 2011, our systems were installed in 68 healthcare facilities, representing approximately 15,900 beds.

The interactive media and connectivity services we offer the hospitality industry generally include a wide range of guest-paid entertainment options, including movies, games, music and on-demand television programming delivered through the television.  We refer to these offerings as Guest Entertainment content, which guests typically purchase on a per-view, hourly or daily basis.  We also provide services for which hotels pay us a monthly service fee, which we refer to as Hotel Services.  These offerings include cable television programming, Internet access support services and hotel services interactive applications which run on our new Envision and Mobile platforms.  We also sell Internet access and interactive television systems and equipment to hotels, including related professional design, project management and installation services.  These services are reported under System Sales and Related Services.  Through our advertising and media services subsidiary we deliver advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials, sponsorships or other marketing-based programs; such revenue is reported as Advertising Services.

During 2011, we began the deployment of our next generation, interactive television platform, called Envision, which connects our interactive, high-definition guest room televisions to Internet-sourced content and information.  Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  In addition, Envision also features traveler-centric guest applications, such as real time flight data, local information and weather.  Future traveler-centric applications are planned to support ecommerce opportunities, such as purchasing tickets to local events and attractions and hotel-branded merchandise, reserving tee times and making restaurant reservations.  We believe Envision represents a new revenue growth opportunity for us, as it enables new subscription and transactional-based revenues.  As of December 31, 2011, we had installed the Envision platform in 18,500 rooms and had a total of approximately 40,000 rooms under contract.

During 2011, we also developed the software and technology to deliver the LodgeNet Mobile App, which launched in January 2012 in over 500,000 of our rooms.  Leveraging our scale and the 1.6 million hotel rooms we serve, we are able to quickly introduce new products and services to a large number of rooms.  By downloading this app to their iPhone®, AndroidTM phone or iPad®, travelers can control the in-room television with their smart device, discover the on-demand content on our interactive television system and access hotel and local area information and services.  We believe the LodgeNet Mobile App represents an additional revenue growth opportunity for us from hotel subscriptions for the use of hotel services applications and guest-generated transactions.  In conjunction with our advertising services subsidiary, we intend to provide advertising content within the LodgeNet Mobile App.

In the healthcare industry, we generate revenue from the sale of interactive television system hardware, software licenses and installation services.  Additionally, we earn recurring revenues from the sale of on-demand and television entertainment content, patient education content, software and hardware maintenance and technical support services.

Competitive Strengths

Leading Market Position.  We are the largest provider of interactive television systems to the hospitality industry and estimate we have an approximately 85% share of the hospitality VOD-served market, reaching over 500 million travelers annually.  We focus on the mid-scale through luxury hotel segments, where we believe demand for our content and services is strongest.  Currently, over 75% of our room base is in upper chain scales and higher-end independent properties.  Our existing installed base of rooms enables us to achieve attractive economies of scale for content and advertising services distribution as well as new product and technology development.

Long-term Relationships.  We maintain agreements with many of the leading hotel franchising organizations in North America, and have contracts with over 7,700 individual hotel properties executed by their specific ownership or management companies.  By leveraging our scale and core competencies, we continually seek to advance our technology platforms and introduce new products and services which are of benefit to our hotel customer’s operations and enhance the guest experience they deliver.  Our long-term contracts create recurring revenues for the Company, enabling us to reasonably predict the rates of return on our property-based capital investments.  We have been a distribution partner of many of the major Hollywood movie studios since the early 1980s, and have distribution relationships with leading cable television channels and video distributors such as HBO and DIRECTV.  Our contracts with the major motion picture studios provide us with access to the latest Hollywood content prior to its release to the home video and Internet-streaming markets.  We believe no other competitor matches the duration and breadth of our relationships with the major entertainment content providers.

Proprietary, Interactive Platforms.  We believe we operate the most advanced interactive television distribution network in our industry.  Our interactive system connects each individual hotel room television to a digital server located within the hotel, where content is stored and continuously updated via our satellite distribution network.  With our new Envision high-definition interactive television platform, we can also access and distribute Internet-sourced content and information.  We currently have our interactive, high-definition television system (“iHDTV”) installed in over 309,000 of our 1.5 million Guest Entertainment rooms.  These iHDTV rooms generate significantly more revenue per room per month than our analog systems, providing an attractive rate of return on our capital investment.  We believe increasing the size of our iHDTV room base represents a significant opportunity for the Company to improve the guest room experience, enhance our hotel customer relationships and increase our per-room revenues.  We also believe the recent introduction of our new Envision and Mobile platforms will expand our economic opportunity by generating incremental revenues from hotel subscriptions for the use of hotel services applications, guest-generated transactions and advertising services.   By downloading the LodgeNet Mobile App to their iPhone, Android phone or iPad, travelers can control the in-room television with their smart device, discover the on-demand content on our interactive television system and access hotel and local area information and services.  It is designed for consumer use, but is also able to be utilized by hoteliers to provide their guests with customized brand and property information and services.  The new products we have launched in the past 12 months not only provide opportunities to generate new revenue streams, but also allow us to deliver valuable services to our hotel partners and increase our relevance to both the hotelier and traveler.

Increasingly Diversified Revenue Streams.  We have steadily diversified our revenue streams beyond our traditional business of in-room on-demand entertainment.  Our diversified revenues have grown from approximately 20% in 2006 to nearly 50% of our total revenue for 2011, as we have been successful in growing our Hotel Services revenues, including cable television programming and Internet access services, as well as entering and growing the advertising and healthcare markets.  We currently provide cable television programming to over 900,000 hotel rooms and Internet access services to over 140,000 hotel rooms, both of which are contracted on a per room, per month fee basis.  We also provide advertisers opportunities to target the attractive, but hard to reach, traveler demographic through our advertising subsidiary, where we sell traditional television advertising and interactive advertising on our iHDTV platform, targeted at the business and vacation traveler demographic.  Going forward, we look to provide the same opportunities on the LodgeNet Mobile App.  Additionally, we have our interactive television system installed in 68 hospitals as of December 31, 2011.

Operating Scale.  We believe the size and scope of our interactive platforms and network give us a competitive advantage over many of our competitors.  It gives us the ability to introduce new products and services into a large existing room base to the distinct advantage of the Company. Our LodgeNet Mobile App introduction provides an example of this advantage.  We have industry-favorable terms with our content and distribution suppliers generally not available to our smaller competitors.  We have reduced our operating expenses since 2009 by 17.7%, while continuing to develop new platforms such as Envision and Mobile.  We have also significantly reduced the cost of installing our iHDTV platform.  Driven by lower component costs and reduced overhead burden, we have decreased the average cost per room by 50%, from $279 per room in 2009 to $140 in 2011.

Business Strategy

Our goal is to enhance our position as the leading provider of interactive media and connectivity services to the hospitality and healthcare industries in the United States, Canada, Mexico and internationally in select markets and to expand the revenue generated per average room served.  To accomplish our goal, we intend to pursue the following strategies:

Capitalize on the favorable economics of and demand for our iHDTV system.  We can improve the in-room television experience by providing hotel guests with a greatly enhanced viewing experience through our high-definition, interactive television system; and our agreement to install these systems in rooms enables us to extend our hotel contracts for an incremental five years.  We have iHDTV systems installed in over 309,000 hotel rooms, representing approximately 21% of our installed room base.  Rooms equipped with our iHDTV systems are generating more than 60% greater average per-room revenue for us than our rooms installed with analog technology.  The higher revenue performance is driven by 1) a lift in Guest Entertainment revenue with the conversion to high-definition, 2) a higher penetration of LodgeNet-provided cable programming within iHDTV rooms and 3) the mix of converted rooms are from generally higher chain scale properties.  With the introduction of our new Envision and Mobile platforms, we also expect to earn additional revenues from hotel subscriptions, guest-generated transactions and advertising services.  Our return on investment and payback has significantly improved, as the cost of installing a room with our iHDTV technology has decreased by 50% since 2009.

Leverage our technology and installed base of over 1.6 million hotel rooms to continue to introduce new services on multiple platforms and screens. Our installed base of 1.6 million hotel rooms gives us the scale to launch new product innovations, such as enhanced interactive television and mobile applications and interactive television programming, as well as targeted advertising through our advertising subsidiary.  These new products and services are generally intended to benefit our hotel customer’s operations, creating new revenue or saving operating costs, or to enhance the guest experience.  In 2011, we began deploying our next generation Envision software into our room base and developed the LodgeNet Mobile App.  Envision provides hotel guests access to a number of traveler-centric applications designed to enhance and automate the hotel guest experience.  Some of these applications, such as our eCompendium and eConcierge applications, bring hotel information and services to the guest through the television.  Other applications, such as our flight information and local interest applications, make Internet-sourced information available on the in-room television or the guests’ mobile devices.  Additional applications are planned to include features such as purchasing tickets to local events and attractions and hotel-branded merchandise, making restaurant reservations and viewing content streamed from the Internet.  The LodgeNet Mobile App allows travelers to turn their mobile device into an in-room television remote, and includes applications such as mCompendium, mCheckout and mConcierge which, along with other applications, provide travelers with on-demand content discovery capabilities, as well as hotel and local area information and services.  Both Envision and the LodgeNet Mobile App enable hotels to provide additional services to their guests, for which the Company charges a setup fee and earns recurring subscription revenue, which does not fluctuate with occupancy or consumer buying patterns, in addition to earning commissions on guest-initiated transactions.

The LodgeNet Mobile App also allows the Company to establish a one-to-one relationship with registered travelers.  This relationship will allow us to provide incremental and customized services to travelers who register and elect to participate in promotional offers.  This direct relationship with our customers will also provide new advertising opportunities, which we believe will generate new advertising revenue streams.

Maintain strong relationships with our hotel, studio and technology partners.   We seek to continue to be a value added partner for hoteliers by delivering industry leading content and applications for use within their operations.  By providing customized promotional and informational content, we facilitate the brand promotion and customer loyalty initiatives of our hotel partners; and our interactive services, including in-room check out and several of our new Envision and Mobile applications, are designed to help hotels reduce costs and streamline their own operations while enhancing the guest experience.  With the intent of being responsive to the varying needs and economics of our hotel customers, we provide a variety of services and solutions.  Certain hotel customers do not generate enough revenue per month to justify an upgrade to an iHDTV system without a significant capital contribution from the hotel.  If the hotel does not elect to fund the upgrade, we can offer lower cost alternatives.  For example, the LodgeNet Certified Digital System (“CDS”) is an interactive television system which delivers on-demand in-room entertainment, information and guest services in standard definition.  The CDS allows for increased revenue potential, expanded entertainment options and also improved branding and customization opportunities for the hotel at a lower capital investment cost.  We have also expanded our sales organization to include a team who focuses primarily on maintaining relations with existing lower-revenue hotels in order to extend and retain them as customers, while introducing them to new service options, such as the LodgeNet CDS.

We expect to continue to be an attractive distribution channel for studios and select technology providers, as we believe our in-room entertainment sales provide a high-margin revenue opportunity for the studios and attractive technology implementation opportunities for our technology providers.

Successfully continue to grow our healthcare business.  We believe we are in the early stages of penetrating this large and attractive market, as we serve only 2% of the existing hospital beds in the United States.  We believe there are strong underlying growth drivers for us in the healthcare market due to growing demand for healthcare services and the increasing focus by hospitals on interactive patient education.

Transition advertising platform from analog to high definition.  As our hotel customers upgrade to high-definition signals, we believe our existing analog system will be less attractive both to hoteliers and to advertisers.  It is our intention to transition this service to a high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base.  As an initial step of this transition, we have discontinued the analog service, and we are analyzing various options on how to fund the capital cost of this investment.  The Company’s new high definition platform will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes.  Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

The following table presents selected operations data for the period 2007 through 2011.  Dollar amounts are in thousands, except for room data:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Financial Highlights:
Revenue	$421,262	$452,172	$484,492	$533,879	$485,588
Operating income (loss)	28,460	23,410	21,692	(5,071)	(4,236)
Depreciation and amortization	72,235	83,236	100,309	124,060	116,378
Share-based compensation and restricted stock	1,618	1,762	1,724	2,275	1,737
Net loss	(631)	(11,685)	(10,155)	(48,418)	(65,172)
Net loss attributable to common stockholders	$(6,375)	$(17,435)	$(13,269)	$(48,418)	$(65,172)

Selected Operations Data:
Hospitality
Total rooms served (1)	1,621,529	1,829,712	1,909,323	1,977,015	1,962,090
Total Guest Entertainment rooms (2) (8)	1,477,442	1,680,322	1,779,979	1,866,353	1,860,720
Total High Definition rooms (3) (8)	309,239	270,384	231,588	191,491	84,327
Percentage of Total Guest Entertainment rooms	20.9%	16.1%	13.0%	10.3%	4.5%
Total Envision rooms (4) (8)	18,542	-	-	-	-
Percentage of Total Guest Entertainment rooms	1.3%	-	-	-	-
Total Television Programming (FTG) rooms (5) (8)	938,270	1,030,437	1,087,860	1,105,754	1,068,256
Percentage of Total Guest Entertainment rooms	63.5%	61.3%	61.1%	59.2%	57.4%
Total Internet rooms (6) (8)	143,491	178,047	201,936	229,003	218,860

Advertising
Total Advertising and Media Services rooms (7) (8)	1,105,893	1,173,808	1,207,465	893,738	716,219

Healthcare
Total systems installed	68	56	45	28	20
Total beds served	15,931	12,224	9,192	6,543	4,387

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)	Guest Entertainment rooms are equipped with our interactive television systems.
(3)	High Definition rooms are equipped with high-definition video-on-demand capabilities through our iHDTV platform.
(4)	Guest Entertainment rooms installed with our Envision interactive platform.
(5)	Television programming (which we refer to as “free-to-guest” or FTG) rooms receiving basic or premium television programming.
(6)	Represents rooms receiving high-speed Internet service.
(7)	Includes rooms receiving satellite-delivered and server-based channels.
(8)	Included in total rooms served.

Overview of Markets Served

HOSPITALITY AND ADVERTISING SERVICES

In the hospitality market, we provide our interactive media and connectivity services to hotel customers and their guests throughout the United States, Canada and Mexico, and through licensing arrangements with companies in other select countries.  Our hospitality business is focused on:  Guest Entertainment services, which includes content guests purchase on a pay-per-view or similar basis; Hotel Services, which includes cable television programming, hotel services applications on our Envision and Mobile platforms and Internet access services we provide to hotels; System Sales and Related Services, which includes the sale of cable television equipment, Internet access equipment and iHDTV installations; and Advertising Services, which consists of the sale of advertising directed to hotel guests and carriage services to programming providers by our advertising subsidiary.  Except for Guest Entertainment and Advertising Services, our services are sold directly to hotels and do not involve guest purchases.  Our strategy is to maximize our Guest Entertainment revenues, primarily through the expansion of iHDTV rooms, to continue to grow diversified, new revenues within our Hotel Services and System Sales and Related Services, including revenues from hotel services applications and guest-generated transactions on our new Envision and Mobile platforms and to expand the revenue we generate from Advertising Services.  Many of our potential diversified revenue sources are focused on products and services which require limited capital investment by us; however, certain of our potential diversified revenue sources may require significant capital investment.

Markets and Customers

Diversified Customer Base.  The primary market for our interactive media services is the mid-size and large hotel segments within the United States, Canada and Mexico.  We believe our hotel base is well diversified in terms of location, demographics and customer contracts.  As of December 31, 2011, no single state or province accounted for more than 12% of the hotel properties served by us.  We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Hilton Worldwide (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Marriott International, Inc. (J.W. Marriott, Ritz-Carlton, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Starwood Hotels & Resorts (aloft, Element, Westin, W Hotels, Sheraton, Four Points by Sheraton, St. Regis Hotels, Le Meridien Hotels and The Luxury Collection); InterContinental Hotel Group (InterContinental, Crowne Plaza, Holiday Inn, Holiday Inn Express, Holiday Inn & Suites, Holiday Inn Select, Hotel Indigo and Staybridge); Hyatt Hotels Corporation (Andaz, Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Four Seasons, Fairmont; Harrah’s; Kimpton Hotels & Restaurants; Wyndham Hotels & Resorts (Wyndham, Wyndham Garden, Tryp by Wyndham, Wingate by Wyndham); Gaylord Hotels; Host Hotels & Resorts, Omni Hotels; Loews Hotels, Outrigger; Boyd Gaming, Grand Casino; Felcor; Interstate; John Q. Hammons, Davidson Hotels & Resorts, Winegardner & Hammons; Las Vegas Sands Corporation (Venetian Resort Hotel Casino, Four Seasons Hotel Macau, Sands Macau Hotel, Venetian Macau Resort Hotel); and Sage Hospitality, as well as many independent properties.  During 2011, our two largest brands covered by master services agreements, Hilton Worldwide and Marriott International, represented approximately 17.9% and 16.1%, respectively, of our consolidated revenue.  Properties owned and operated by Hilton accounted for approximately 1.4% of consolidated revenue, as most of the hotels served under the Hilton agreement are owned by independent franchisees.  Marriott does not own any of the properties served under the Marriott agreement.  The properties are all owned by independent franchisees.  Each property is subject to an individual long-term property level agreement.  No other master service agreement accounted for more than 10% of our consolidated revenue.  Additionally, our room base is geographically diversified, which mitigates our reliance on any one geographic sector.

We also provide services in select international markets through licensing arrangements with companies in these areas.  Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive annual fees.  We intend to continue to expand in selected countries in Asia, South America, Europe, the Middle East and other regions.  Financial information related to our domestic and international operations is included in Note 16 of the Consolidated Financial Statements.

Products and Services

Guest Entertainment

Approximately 50% of our revenue within the hospitality market comes from the sale of on-demand entertainment content, which the hotel guest buys on a per-view, hourly or daily basis.  We design, develop and operate interactive television systems installed at hotel properties, and it is through these systems our Guest Entertainment revenues are generated.

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

➢              the number of rooms equipped with our iHDTV platform;

➢              the range of interactive and high definition television content and services offered at each hotel;

➢              the popularity, amount and timeliness of content offered;

➢              the ease and ability of guests to access entertainment via other devices;

➢              the profile of the guest at each property;

➢              the price of the service purchased by the hotel guest;

➢              the occupancy rate at the property; and

➢              general economic conditions and consumer sentiment.

The number of rooms served by our interactive television system is dependent on a number of factors, including the amount of capital we elect to allocate to installation activities, the desirability of our interactive television technology, new hotel construction and the number of hotels which choose to purchase a system from us.  Revenues vary with the number, availability and popularity of major motion pictures and the guests’ other entertainment alternatives.  The price charged for each interactive programming option is established by us and is segmented according to the guest mix profile at each property and overall economic conditions.  Movie prices are set on a title-by-title and property-by-property basis and may be higher in some locations and for more popular titles.  In addition, our content management systems allow us to refresh interactive menus; promote different products and different titles to different demographics; and change pricing of our products, selection and promotions, among other marketing efforts to the guest.  Our systems allow us to measure guests’ entertainment selections and we adjust our programming and the pricing of the programming to respond to viewing patterns.  Occupancy rates vary by property based on the property’s competitive position within its marketplace, seasonality factors and as a result of changes in general economic conditions.  Typically, occupancy rates are higher during the second and third quarters due to seasonal travel patterns, and these quarters typically generate our strongest Guest Entertainment revenues.

A number of our existing hotels, while profitable to operate, do not generate enough revenue per month to justify an upgrade to an iHDTV system without a significant capital contribution from the hotel.  If the hotel does not elect to fund the upgrade, the Company offers a lower cost, non-high definition upgrade alternative.  The LodgeNet Certified Digital System (“CDS”) is an interactive television system which delivers in-room entertainment, information and guest services in standard definition.  The CDS allows for increased revenue potential, expanded entertainment options and improved branding and customization opportunities for the hotel.

Hotel Contracts.  We provide our interactive television services under contracts with lodging properties, which generally are for a term of five years.  Our contracts typically require that we will be the exclusive provider of in-room, interactive television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria.  Under these contracts, we generally install our interactive television network in the hotel and retain ownership of all equipment utilized in providing our services (except for the television sets and other in-room equipment, which are paid for by the hotels).  The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment and other considerations.  A term of five years is generally adequate to assure we receive the expected return on our invested capital and, to the extent this is not the case, we generally require the hotel to contribute a portion of the capital required.  In cases where the hotel customer contributes to the capital costs of the system, the term and other provisions of the agreement may be modified from those set forth above; however, the terms will be designed to meet our return on investment criteria.  When a property level agreement is for a period of less than five years, the individual property generally must contribute most, if not all, of the required capital, or face an early termination fee.  We also offer, to certain hotel customers who would not otherwise qualify for the installation of our systems using our capital, or who desire to exercise greater control over content and pricing, the opportunity to purchase or lease, through a third-party financing company, our systems combined with long-term service maintenance and content agreements with us.

While a separate service agreement is executed with each property, we also enter into agreements which govern the terms on which services will be rendered to the properties affiliated with various hotel brands.  Historically, these agreements gave us status as a “preferred provider” for the term of the agreements and specified the terms on which our systems would be made available to all properties affiliated with the brands covered by the agreements and established standards which required franchise properties to install certain types of systems.  While such agreements were beneficial in that they required any hotels owned or managed by the brands to execute hotel level agreements and authorized (but did not require) franchised hotels to sign property level agreements, they also typically specified the financial terms of all agreements with the affiliated brands and required systems be made available on the contracted terms without regard for the return on investment for a particular property.  Increasingly, franchisors have exhibited a reluctance to enforce brand standards related to in-room video systems and, in some cases, have eliminated such standards altogether, particularly in economy or select service properties.  Existing agreements also created problems for management groups which owned properties affiliated with a number of brands and faced conflicting contract requirements specified by the various existing agreements.  In order to address these issues, we changed our approach to major brand relations by moving to standard pricing terms for the largest brands, with the understanding we could adjust pricing terms periodically, and limited our obligation to install systems in properties which did not meet specified minimum performance criteria.  It is expected all agreements in the future will be consistent with this new model.

For the on-demand programming which is purchased by the hotel guest, the hotel generally collects such charges on our behalf, along with the collection of room and other charges made by the hotel guest, and the hotel remits funds to us on a monthly basis.  The hotel retains a commission for such services, which varies depending on the size and profitability of the system and other factors.  In some hotels, we also offer the guest an alternative to purchase products by credit card, in which case the charges are processed by a third-party credit card processor rather than the hotel.  In these cases, we report and pay a separate commission on the purchases to the hotels.  We generally seek to extend and renew hotel contracts in advance of their expiration.

Hotel Services, System Sales and Related Services and Other Diversified Revenue

One of our principal business goals is to diversify our sources of revenue through the following products and services:

Television Programming.  We offer a wide variety of satellite-delivered television programming paid for by the hotel and provided to guests at no charge.  The television programming is primarily delivered via satellite through DIRECTV, pursuant to an agreement, and distributed to guest rooms over the internal hotel network, and typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN.  With the launch of our iHDTV system, we also began offering high-definition television programming to the extent available from broadcast sources and DIRECTV.

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

Envision.  During 2011, we began the deployment of our next generation, interactive television platform, called Envision, which connects our interactive, high-definition guest room televisions to Internet-sourced content and information.  Envision can operate on either a coax-based digital cable (“RF”) or an Internet Protocol (“IP”) infrastructure.  Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  In addition, Envision also features traveler-centric guest applications, such as real time flight data, local information and weather.  Future traveler-centric applications are planned to support ecommerce opportunities, such as purchasing tickets to local events and attractions and hotel-branded merchandise, reserving tee times and making restaurant reservations.  We believe Envision represents a new revenue growth opportunity for us, as it enables new subscription and transactional-based revenues.  As of December 31, 2011, we had installed the Envision platform in 18,500 rooms and had a total of approximately 40,000 rooms under contract.

Mobile Application.  Mobile device-based information and services are becoming more and more important for travelers, as well as the Company’s hotel partners.  Accordingly, during 2011 we developed the software and technology to deliver the LodgeNet Mobile App, which launched in January 2012 in over 500,000 of our rooms.  By downloading this app to their iPhone, Android phone or iPad, travelers can control the in-room television with their smart device, discover the on-demand content on our interactive television system and access hotel and local area information and services.  It is designed for consumer use, but is also able to be utilized by hoteliers to provide their guests with customized brand and property information and services.  The Company intends to generate revenue through its mobile services by offering travelers various premium application service upgrades, as well as local area attraction reservation and purchase options.  The Company’s hotel partners will pay us one-time setup and recurring subscription fees for providing customized brand and property-specific information in the app’s “My Hotel” section and for enabling mobilized services such as mobile check-in, mobile dining, guest requests and mobile check-out.  In conjunction with our advertising services subsidiary, we will also provide advertising content with the LodgeNet Mobile App.

Internet System Sales, Service and Support.  We also design, install and operate wired and wireless Internet access systems at hotel properties.  These systems control access to the Internet, allow hotels to charge or provide the access as a guest amenity and provide bandwidth management tools.  We generate revenue through the sale and installation of the equipment and we provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers.  While this is a highly competitive area, we believe we have important advantages as a result of our existing hotel customer relationships, our expertise in integrating and customizing connectivity services for hospitality, our nationwide field service network and a 24-hour call center to support calls from hotel customers.  Additionally, we have a strategic technology partnership with Nomadix, Inc. and its corporate parent, DOCOMO interTouch Pte Ltd., giving us access to industry-leading access control and management technology and preferential reseller pricing.

Contracts for Internet access services to hotels generally have a term of three years.  Pursuant to these agreements, the hotel pays us a fixed fee per room per month for providing 24-hour help desk services to their guests having questions about accessing the Internet.  In some cases, we also enter into technical service agreements, for which the hotel pays an incremental fixed fee per room per month.  We also provide technical service under an hourly service charge arrangement.  We categorize the recurring monthly revenue as Hotel Services revenue and the revenue from equipment sales as revenue from System Sales and Related Services.

System Sales and Related Services.  In addition to the sale of Internet connectivity systems and satellite television reception equipment to our hotel customers, we also generate revenue from the sale of interactive television systems to our international licensees.  We also offer hotel properties which do not meet our economic and/or demographic profile, or wish to accelerate the installation of their system, the opportunity to purchase our interactive television system.  We then program, operate and maintain the system and receive a percentage of revenue generated from Guest Entertainment purchases.  We categorize the revenue generated from these sales as System Sales and Related Services.  Our Professional Services team provides services to hotels such as system planning, technical installations, project management and support services, primarily focused on high-definition television and low voltage wiring installations.

Hospitality Operations and Structure

Sales and Marketing.  For the hospitality market, we focus our sales and marketing strategies on acquiring new contracts from hotels, extending and retaining existing contracts, and marketing our interactive services to hotel brands, management companies, ownership groups and individual hotels.  Our sales organization includes national account representatives, who maintain relationships with national hotel brands, and regional sales representatives, who maintain relationships primarily with franchise organizations and management groups, regional hotel management and ownership organizations.  Our sales organization also includes a corporate sales group who concentrate on maintaining relations with existing lower-revenue hotels in order to extend and retain them as Guest Entertainment customers, while at the same time working on selling them new products and free-to-guest services.  We market our services and products to hotels by advertising in industry trade publications, attending industry trade conferences, trade shows and direct marketing.  Sales activities are coordinated from our headquarters.  Given our long operating history and reputation for service and innovation, we believe we are well recognized in the market among our existing and potential customers.

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

Installation Operations.  Our installation personnel prepare engineering surveys for each site, install our systems, train the site staff to operate the systems and perform quality control tests.  Due to our geographically diversified customer base, we have determined it is usually more cost effective to utilize subcontracted installation teams, which are managed and coordinated by our in-house or regionally based installation employees.  We work closely with our company-trained subcontractors, and provide continuing education programs which reflect technology enhancements as well as best practices.  We also have a separate quality control department to regularly monitor quality standards and perform on-site training.

Service Operations.  We believe high quality and consistent systems support and maintenance are essential to our continued competitive success.  We emphasize the use of company-employed service personnel operating from locations throughout the United States, Canada and Mexico, but also use company-trained subcontractors in areas where there is not a sufficient concentration of company-served hotels to warrant a company-employed service representative.  Service personnel are responsible for all preventive and corrective systems maintenance.  Our service organization is also utilized to support our Internet systems.

Contact Center Operations.  We maintain a toll-free customer support hot line, which is staffed 24 hours a day, 365 days a year.  The online diagnostic capability of our systems enables us to identify and resolve most reported system service issues from our service control center without visiting the hotel.  When a service visit is required, the modular design of our systems permits service personnel to replace only those components which are defective at the site.

Component Suppliers.  We contract directly with various electronics firms for the manufacturing and assembly of certain system hardware, the design of which is controlled by us.  We have found these suppliers to be dependable and generally able to meet delivery schedules on time.  We believe, in the event of a termination of any of our sources, with proper notification from the supplier, alternate suppliers could be located without incurring significant costs or delays.  Certain electronic component parts used within our products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts.  If we were to experience a shortage of any given electronic part, we believe alternative parts could be obtained or system design changes implemented.  In such event, we could experience a temporary reduction in the rate of new installations or conversions to high definition and/or an increase in the cost of such installations.  All other components of our systems are standard commercial products, such as computers, hard drives, routers, modulators and amplifiers, which are available from multiple sources.  We believe our business can be accommodated through existing suppliers.

Programming.  We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to three years in length.  The royalty rate for each movie is generally predetermined, with the studio receiving a percentage of the gross revenue from the movie.  For recently released motion pictures, we typically obtain rights to exhibit the picture while it is still in theatrical release and prior to its release to the home video or Internet-streaming markets or for exhibition on cable television.  For our television on-demand programming, we obtain the rights to exhibit television on-demand content for which we pay a predetermined percentage of gross revenue or a one-time fixed fee.  In addition, we distribute satellite-delivered cable television programming, including high definition (“HD”) format programming, through an agreement with DIRECTV.  We also have agreements with certain other select television programming providers, such as HBO.  We pay our television programming providers a fixed, monthly fee for each room or subscriber receiving the service.  We believe our relationships with the television programming suppliers are good and expect to renew these contracts as necessary on competitive terms.  We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee.  We also obtain non-exclusive rights to digital music content, through an agreement with one of our subsidiaries, whereby we pay a predetermined percentage of the gross revenue from the music service.  We also obtain certain video games and pay a monthly fee equal to a percent of revenue generated from the sale of the video game services.

Technology, Product Development, and Patents.  We design and develop our own interactive television systems. Because we utilize an open architecture design incorporating industry standard interfaces, historically we have been able to upgrade system software to support the introduction of new services or integrate newer technologies as they become economically viable.  Our interactive television system incorporates commercially manufactured, off-the-shelf electronic and computer components and hardware.

Our system architecture utilizes a proprietary, two-way digital communications design to process and respond in near real time to input commands from guests through the television in each guest room.  This capability, combined with our menus and guest interface screens, enables us to provide guests with sophisticated interactive television services which include: on-demand movies with pause, skip, forward, back and save functionality; network-based video games; music services; on-demand television programming; access to Internet-sourced content and information, and a variety of other interactive services.  Our interactive television and mobile platforms also interface with hotel operations software systems, allowing guests to use the television remote or their mobile device as a remote to perform activities from the television, such as reviewing room charges, in-room dining orders, checking out, taking guest surveys and viewing interactive information about the hotel and its services.

Our interactive television systems consist of equipment located within the guest room and associated equipment required for the generation, reception, storage, transmission, amplification and modulation of signals located elsewhere in the hotel.  Typical in-room equipment includes a television-embedded or separate terminal unit and a hand-held television remote control.  Video and music programming originates from the system headend and is transmitted to individual rooms over the hotel’s coax-based (“RF”) or Internet Protocol (“IP”) Local Area Network.  Keystrokes and other system commands and communications are transmitted from the room using our proprietary communications infrastructure and the video and other signals are transmitted to the guest room over the RF or IP network.  The system computer controls the delivery of the interactive services to the guest room and also records purchase transactions and billing data to the hotel’s accounting system, which posts the charge to the guest’s bill.  Some systems also provide for credit card purchase transactions from the guest room, with the system providing a transaction gateway to the card processor.

For our new Envision and Mobile platforms, we have developed a hotel web portal (“PowerPortal”) solution which provides hotels with the ability to load their own brand or property level content for use on our platforms.  The PowerPortal provides content templates for different screen resolutions (televisions, laptops, tablets and smart phones) and provides video transcoding to assist in having the customer’s video work on the different devices.  The PowerPortal, under control of the hotel customer, provides final submission and publishing to hotel sites via Internet or satellite delivery.  Both the PowerPortal and site systems are capable of connecting with hotel software systems through interfaces and providing more technologically advanced operations to the hotel.

In addition, we are continuing to develop and integrate technologies which enable us to deliver high-definition television and Internet-sourced content to our hotels and their guests.  These developments extend our digital platform with new technology, including specially-equipped digital televisions and set-top or set-back boxes which are able to receive RF signals or IP video data and decrypt and decode this digital content and render menus in the guestroom.  These iHDTV systems are contrasted with our traditional systems, which deliver an analog signal to the room from either a digital storage device or analog tape-based storage.  The digital content is encrypted to protect the rights of content owners, who consider this protection when granting us distribution rights.  Our new digital video and IP solutions leverage our current headend-based platform and our industry-leading content management and distribution technology, providing scalability, reliability and lower costs than many other models.

Our content management systems allow us to refresh interactive menus, by brand or even down to a specific property level, if desired; promote different products and titles to different demographics; and change pricing of our products, selection and promotions, among other marketing efforts to the guest.

At those properties where we have sold Internet systems, we offer a selection of technology systems, which consist of commercial off-the-shelf networking equipment used to provide wired and wireless connections to guests’ computers.  To support these systems, we are transitioning from using our own proprietary Visitor Based Network (“VBN”) software, which manages connections between the guest and the Internet, to utilizing licensed VBN software.  The connection to the Internet is provided by either the hotel or an Internet Service Provider contracted by us.

Our policy is to apply for patents on those product designs which management believes may be of significance to our business.  We currently hold 24 United States and foreign patents, and have other applications for patents pending, which pertain to various aspects of our interactive systems.  We also license industry-related technology from third parties.

Advertising and Media Services

Our advertising and media services subsidiary provides a platform to create and generate revenue for us through paid advertising or sponsorships. The subsidiary’s primary business is presenting advertisers with the opportunity to target attractive demographic groups, such as business professionals, affluent consumers and travelers.  These “mobile professionals” represent a coveted demographic to many marketers, and we provide a set of programs to reach this audience.  In 2011, we had advertisers from industries such as insurance, credit cards, retail, online travel services, financial services, technology, airlines and telecommunications.

Through our subsidiary, The Hotel Networks (“THN”), we provide traditional television advertising, place-based digital advertising and promotional marketing solutions focused on business-class and upscale hotels.  We believe by approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  This is accomplished through four primary program offerings:

1)

Television Advertising. Historically, we offered the THN “Superblock,” which consisted of a package of 10 cable networks broadcast through our private satellite network. Based on the agreement we had with most of these networks, we had national and local commercials available across these networks, which was then sold to advertisers in block format. As our hotel customers upgrade to high-definition signals, we believe our existing analog system will be less attractive both to hoteliers and to advertisers. It is our intention to transition this service to a high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal. This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base. As an initial step of this transition, we have discontinued the analog service, and we are analyzing various options on how to fund the capital cost of this investment. The Company’s new high definition platform will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes. Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

2)

Video-On-Demand/Interactive Advertising. We offer two approaches to interactive advertising. “Free-On-Demand” is an on-demand advertising program which enables guests to choose from a variety of advertiser-sponsored content within the interactive television menu, which they can view free of charge. “Interactive Channels” is a program which allows marketers to promote their products or brands on The Welcome Channel, which is the first channel guests see after turning on their hotel television, or on an interactive, linear channel located within the standard free television lineup, from which guests can then “telescope” into content stored on the interactive television server. Free-On-Demand and Interactive Channel content categories include target areas such as golf, travel, technology, health, fitness, and music. These programs are also Nielsen rated, so we can demonstrate to advertisers their ad impressions are being delivered.

3)

Programming Carriage Services. Network, cable and content companies value the branding and “sampling” hotel broadcast distribution provides to a large and important demographic. Both satellite and server channels can provide a programming “trial,” which research shows leads to a significant viewership conversion when guests return home.

4)

Mobile and Integrated Programs. LodgeNet’s recently launched Mobile App will provide another advertising opportunity for marketers. As of January 2012, the LodgeNet Mobile App was available in over 500,000 hotel rooms across the United States. Standard banner advertising opportunities and customized mobile ad programs will allow advertisers to develop a deeper and richer engagement with consumers. Additionally, the app will provide highly valued one-to-one marketing opportunities with guests before, during and after their stay. Fully customized and integrated ad programs are available to marketers who wish to create a 360 degree campaign which surrounds the upscale traveler. Utilizing all of our available assets, from traditional 30 second television advertising, extended-length branded entertainment content, on-screen banner ads, mobile marketing and more, we will have the capabilities to create ad programs which touch and engage the consumer in an efficient and effective manner.

Sales and Marketing.  We focus our sales and marketing activities on selling advertising time and sponsorship opportunities to consumer brands and their representative advertising agencies.  Our advertising sales organization calls on clients and the full array of agencies, from promotional, out-of-home (“OOH”) and interactive agencies to broadcast media planners and buyers.  Additionally, we market our company and services through trade publications, various websites and industry conferences.

Installation and Service Operations.  We utilize both internal installation personnel and subcontractors to install contracted equipment and services to hotels.  We also utilize the Hospitality field service operations and customer support services to provide high quality and consistent system support and maintenance for the systems deployed in the hotels.  The satellite uplink and distribution of our networks is provided via contract with third-party providers, with ad insertion and trafficking provided by in-house teams based in New York City and Sioux Falls.

Programming.  Additionally, we market customized content and programming to hotels in both a linear channel and on-demand format.  This includes packages of traditional cable programming, as well as proprietary content we source or produce ourselves.  In some cases, we are able to collect distribution fees from content partners due to the marketing exposure generated through our hotel networks.

Technology and Product Development.  We leverage the technology and product development of the other LodgeNet divisions, as well as develop innovative, advertising-specific applications.  Our advertising subsidiary also has dedicated resources for promotional development, interactive programming and new media.

HEALTHCARE

Through our wholly owned subsidiary, LodgeNet Healthcare, Inc., we sell a variety of products to acute care and specialty hospitals, including eSUITE, an interactive television solution which provides innovative ways for hospitals to educate, entertain and engage their patients.  Revenue is generated from the sale of system hardware, software licenses and professional services.  Additionally, we earn recurring revenues from the sale of movie and television content, patient education videos, software maintenance and technical support services.  eSUITE is built on the same system architecture used in Hospitality, with additional enhancements needed to meet the unique needs of the healthcare environment, including patient education applications and clinical system integrations.  Contract terms are typically for five years, with many sites implementing services in phases, providing future growth opportunities.  Systems are sold through both direct sales and sales agents who have established relationships with healthcare facilities.  As of December 31, 2011, we had 68 facilities installed with our interactive television system.

Healthcare Market and Customers

The United States healthcare market consists of over 940,000 beds located in approximately 5,800 facilities across the country.  Research suggests there is less than 10% penetration of interactive television (“iTV”) services in these hospitals, creating an opportunity for LodgeNet Healthcare.  This opportunity has been further amplified by recent changes to federal law designating patient engagement as a paramount federal healthcare priority and adoption of changes to the calculation of Medicare payments tied to the quality of care and efficiency of care delivery.  The Company believes the combination of direct federal payments to hospitals for adoption of designated health information technology and the increased need for inpatient communication resulting from patient-impacted outcome measures support a role for eSUITE in helping hospitals respond to changing expectations adopted as a part of health reform.  They will also need tools to extend communication and education efforts beyond hospital walls to reach patients before and after they are admitted.

While LodgeNet Healthcare intends to continue developing solutions across the entire care continuum, our focus remains on the hospital setting.  Hospitals typically purchase iTV systems during a renovation project or when they are migrating to flat-panel televisions, as they try to leverage their facility investments to provide greater patient satisfaction and enhanced patient experiences.

LodgeNet Healthcare’s customer base represents some of the most highly regarded hospitals and health systems in the United States, including Brigham and Women’s Hospital in Boston; The University of Texas MD Anderson Cancer Center in Houston; Children’s Pittsburgh, of the UPMC Health System; Baylor Plano/Baylor Heart in Texas; Kaiser Oakland/Sunnyside in California; The University of Chicago Northshore Healthcare System in Illinois; and Cedars-Sinai Medical Center in Los Angeles.

Healthcare Market Services and Products

LodgeNet Healthcare offers care facilities a variety of solutions, including the following:

➢	eSUITE, a patient engagement solution with specialized applications and integrated services delivered via television, smart phone, tablet, PC or web-enabled television;
➢	professional services – including cable plant design, modification and installation, as well as television installation services;
➢	satellite television equipment sales and programming;
➢	digital signage and messaging solutions; and
➢	service agreements covering the facility’s cable plant, satellite television equipment, television and interactive system support.

Additional applications available through our interactive television system include:

➢	custom welcome channel;
➢	hospital information channel;
➢	digital healthcare open channel;
➢	relaxation channel;
➢	music channels;
➢	interactive games;
➢	movies on-demand;
➢	interactive information about the hospital and its services;
➢	interactive information about a patient’s care team and schedule;
➢

assigned education - enables care providers to assign specific videos to patients based on their diagnoses; includes ability to track viewing and comprehension and the ability to chart the information in the patient’s electronic medical record;

➢	patient requests - allows patients to submit common requests through the television directly to the person responsible for fulfillment, allowing nursing staff to focus on patient care;
➢	patient surveys - designed to capture and build in-service recovery so patient issues can be identified and addressed by the care staff while the patient is still in the hospital;
➢	retail promotions - for revenue-generating services such as outpatient pharmacy, home medical equipment, health clubs and other outreach/continuum-of-care services;
➢	meal ordering - provides information on diet types and allows patients to order meals based on diagnosis and allergies; and
➢	library of content about health conditions, medications, safety and more.

Sales and Marketing.  LodgeNet Healthcare’s sales and marketing strategy is focused on acquiring new contracts with care facilities, repositioning ourselves as a healthcare company and promoting the value of our patient engagement solution.  Our approach utilizes both an internal sales team and third-party referral agents who have key relationships in the industry.  We primarily target hospital CEOs, CIOs and nursing staff via direct mail campaigns, trade advertising, online strategies, whitepapers, webinars and trade shows.  These efforts are further supported by a public relations strategy resulting in articles and mentions in various trade publications.

Installation and Service Operations.  LodgeNet Healthcare utilizes both internal personnel and subcontractors to install contracted equipment and services to healthcare facilities.  To manage the cost and quality of our installations, we assemble the systems at our corporate headquarters and use the same group of subcontractors who install our Hospitality iTV systems.  We also utilize the Hospitality field service operations and customer support services to provide high quality, consistent support and maintenance for systems deployed in healthcare facilities.

Programming.  LodgeNet Healthcare sells programming to healthcare facilities through various third-party distributors.  We obtain the rights to show major motion pictures, which are typically offered to patients at no charge, as well as patient education content, pursuant to non-exclusive programming agreements.  These agreements are typically three to five years in length, with programming royalties based on the number of beds at each healthcare facility receiving services.  In addition, we also utilize our existing relationships with DIRECTV for television programming and Nintendo® for video game services.

Technology and Product Development.  For the most part, LodgeNet Healthcare leverages the technology and product development utilized in the Hospitality market to provide reliable solutions and services to healthcare facilities, with modifications and customizations to tailor the system to the healthcare market.  Development also includes clinical integrations to hospitals’ health information and electronic medical record systems, which allows for a more personalized solution and empowers patients to be active participants in their care.

Competition

Hospitality

Based on the number of hotels and rooms served, we are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Competitors for media and connectivity services include, but are not limited to:

➢

other interactive television service providers, such as Hospitality Networks, Inc. (a wholly-owned subsidiary of Cox Communications, Inc.), NXTV, Kool Connect, SuiteLinq, Guest-Tek, iBAHN, Tivus, Roomlinx, Tangerine Global and international providers, such as Acentic, DOCOMO interTouch, Locatel and Quadriga;

➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV, Time Warner, BulkTV, Televue, PureHD and World Cinema;
➢	television networks and programmers, such as ABC, NBC, CBS, FOX, HBO, and Showtime;
➢	companies which provide streaming Internet content, such as Netflix, Amazon and Hulu;
➢	Internet websites providing free television programming, short feature films or mature content;
➢	other Internet access service providers, such as iBAHN, Guest-Tek, EthoStream, SuperClick, Comcast, Time Warner, Verizon, AT&T, Wi-Fi Venue Services, Influx, Xeta and T-Mobile; and
➢	companies which offer in-room computers with Internet access.

Other indirect competition for guest attention and revenue include: television programming; portable media devices such as iPods® and DVD players; other devices such as laptop computers and cell phones; smart devices, such as iPhones and iPads, which can access web content; websites which offer on-demand and streaming videos, television programs and movies; and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events and movie theaters.  Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.

A number of potential competitors, including those identified above, could use their existing infrastructure to provide in-room entertainment and Internet access services to the hospitality industry.  Some of these potential competitors are already providing guest entertainment, television programming or Internet-related services to the hospitality industry.  Some of these companies have substantially greater financial and other resources than we do, and it is possible such competitors have or may develop a technology which is more cost effective than ours.  To respond to competition, we will need to continue to enhance our interactive systems, expand our operations and meet the increasing demands for competitive pricing, service quality and availability of value-added product offerings.

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

In addition, with respect to hotel properties already receiving in-room entertainment or high-speed Internet services, the incumbent provider may have certain informational and installation cost advantages as compared to outside competitors.  We believe our competitive advantages include:

➢	the size and diversity of our existing customer base;
➢	our history of innovation;
➢	our technically-innovative iHDTV platform;
➢	our Mobile platform;
➢	our content management system; and
➢	our field service group, which is, we believe, the largest technical services group focused on the hospitality industry.

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

Competitive pressures in the interactive television, basic and premium television programming and Internet access segments could result in reduced market share for us, higher hotel commissions, lower margins and increased expenditures for marketing, product development and systems installation, each of which could adversely affect our financial condition and operating results.

During 2011, the number of rooms receiving our Guest Entertainment services decreased by approximately 203,000 rooms.  On average, these rooms generated approximately 35% lower Guest Entertainment revenue than our average room.  The majority of these rooms did not switch to a different interactive television provider, but chose to limit their media offering to only free television content.  We are taking steps to address the primary drivers of this elevated room loss.  The Company has developed lower cost options, such as our CDS, and financing programs to provide product and economic alternatives for most of the hotels we currently serve.  In addition, an internal sales group has been focused on direct outreach to these lower revenue hotels to ensure we have appropriate communication with all of the hotels in our renewal window.  While we believe we are taking the appropriate steps to significantly reduce the level of room loss going forward, the risk of ongoing room loss remains as one of our competitors has recently signed a master agreement with a certain hotel brand.

Advertising and Media Services

Our advertising subsidiary occupies a unique niche in the advertising industry, providing commercial branding and promotional programs targeted towards hotel guests based on our hotel relationships and distribution network.  This consumer group, which contains many affluent and business travelers, represents an important, and at times, elusive, target for many companies and brands.  Advertisers do have other options when considering how to best reach and engage with these potential consumers.  Although there are but a few known “in-hotel” competitors which offer programs such as sampling and public space digital advertising, there are many others which target travelers and the business community in other ways.  This includes:

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

More generally, we compete against the full array of media and marketing services companies.  This includes television broadcasters and cable companies, such as FOX, CBS, NBC, ABC, CNN, and ESPN.  It also includes magazine and web publishers, especially those focused on travelers, affluent and business markets.  These broader media companies offer superior reach, but are generally not as targeted as our advertising programs.

We believe our competitive advantages include:

➢	significant experience in the hotel space, with well established hotel relationships;
➢	ability to leverage the LodgeNet field support and technical infrastructure;
➢	broad array of advertising options, including hotel television media, VOD media and in-room promotion;
➢	hotel television media which is Nielsen monitored, rated and guaranteed for advertisers;
➢	ideal environmental factors for ad receptivity – no DVRs, few distractions, comfortable setting;
➢	consumer engagement which is both long and of a high quality;
➢	ability to integrate our marketing programs – combining media with promotion;
➢	sophisticated technology allowing “telescoping,” where consumers can click from a linear commercial to an interactive ad menu; and
➢	large size of our existing customer base.

Healthcare

Our competitors include, but are not limited to:

➢	other interactive patient care providers, such as GetWell Network, Skylight and Allen Technologies;
➢	companies which primarily sell or lease television sets and also offer some phone and television-based interactive services, which include TVRC and TeleHealth;
➢	other providers of basic and premium television programming, such as Charter Communications, Comcast, Cox Cable, Dish Network, DIRECTV and Time Warner; and
➢	tablet vendors who are developing interactive applications which run on patient-owned or hospital-provided devices.

Our competitive advantages include:

➢	our significant experience with interactive technology from 30 years of service in the lodging sector;
➢	the technical reliability of our solution;
➢	the ability to provide our services over cable or IP infrastructure;
➢	our access to HD content with Pro:IdiomTM encryption technology;
➢	our understanding of interactive television and guest ease-of-use;
➢	our nationwide service and support organization; and
➢	our call center support with 24/7 coverage.

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

Consumer Information.  As part of our marketing and mobile initiatives, we have begun to serve as a conduit for personal information to third-party credit card processors, service partners and others.  As our revenue diversification efforts increase, we may begin to gather and retain more consumer data, potentially including personally identifiable information (“PII”).  The handling of such consumer data requires compliance with a variety of federal, state and industry requirements which collectively create the need for legally-sufficient notice and consent, impose limitations on use and/or re-disclosure of such information, and establish baseline expectations for data security.  Some of these laws and regulations impose content-specific limitations on consumer data collection and retention, most notably the Video Privacy Protection Act, which specifically targets the video rental industry and generally prohibits the retention of records related to an individual’s viewing preferences beyond the time necessary to complete the applicable transaction.  In conjunction with our direct billing by credit card payment option for hotel guests, we are also subject to the requirements of the Payment Card Industry Data Security Standard in the collection and use of confidential cardholder data.  Other requirements which may impact our collection and use of consumer data, as well as contractual agreements with hotels and other third parties, include state and federal consumer protection regulations of general application.  In particular, the regulation and enforcement of privacy and data security has, and will continue to be, a priority within the Federal Trade Commission (“FTC”), acting under its general consumer protection authority.  This area of law is rapidly changing, and we anticipate new laws and regulations will be enacted and existing laws will be expanded in scope.  A number of companies have also been the subject of litigation and/or investigation by the FTC with respect to the content of, and their adherence to, privacy policies, use of consumer data and the like.  We intend to actively monitor developments in this area to assure our use of personal information complies with all applicable laws, regulations and industry standards.

Healthcare

The Health Insurance Portability and Accountability Act (“HIPAA”) addresses the security and privacy of health data.  The privacy and security rules promulgated under HIPAA apply only to “covered entities” – health plans, healthcare clearinghouses and healthcare providers.  If LodgeNet Healthcare enters into a contract with a healthcare facility which makes it a business associate, or a company which performs functions or activities involving the use or disclosure of protected health information on behalf of a covered entity, we must comply with the terms and conditions of such contract, which will require us to appropriately safeguard the confidentiality, integrity and availability of the protected health information it receives or transmits on behalf of the covered entity.

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

Employees

As of December 31, 2011, we had 963 employees in the United States, Canada and Mexico.  We have not experienced any significant labor problems and believe our relationships with our employees are good.

Corporate Information and Website Access to SEC Filings

We are a Delaware corporation with our principal executive offices located at 3900 West Innovation Street, Sioux Falls, South Dakota 57107.  Our telephone number is (605) 988-1000.

Our website address is http://www.lodgenet.com.  We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including all amendments to those reports, available free of charge on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A - Risk Factors

We experienced sustained revenue decline and net losses in 2011, 2010 and 2009.  If we are not profitable in the long-term or do not generate sustained levels of free cash flow, a non-GAAP measure which we define as cash provided by operating activities less cash used for investing activities, it could have a harmful effect on our results of operations and business.  We reported net losses of $0.6 million, $11.7 million and $10.2 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.  With regard to free cash flow, we generated $24.7 million, $79.9 million and $64.8 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.  Our financial results and amount of free cash flow for the fiscal year 2012 and beyond will be dependent to a significant degree on general economic conditions and our ability to successfully execute our business plan.

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

Opportunities to acquire new hotel customers may be limited, which will make it difficult to maintain or grow our room base.  While new hotel construction and hotel expansions offer an opportunity to expand our customer base, room increases from new hotel construction have been very modest in recent years, due to the downturn in the economy, especially within the new hotel construction.  Additionally, we may be limited by certain financial constraints or choose not to make capital or other expenditures, which would adversely affect growth if our cash management strategy calls for us to conserve available resources.

We may not be successful in renewing hotel properties to long-term contracts, which may reduce our room base.  We have rooms in our renewal window where we generally seek to extend and renew hotel contracts.  We may not be successful in renewing a portion of those rooms due to certain hotels electing to only provide their guests with free television programming.  We experienced a higher level of de-installation activities during 2011, where our Guest Entertainment room base declined approximately 203,000 rooms, concentrated in lower revenue rooms.  We are taking steps to address the primary drivers of this elevated room loss.  The Company has developed lower cost options, such as our CDS, and financing programs to provide product and economic alternatives for most of the hotels we currently serve.  In addition, an internal sales group has been focused on direct outreach to these lower revenue hotels to ensure we have appropriate communication with all of the hotels in our renewal window.  While we believe we are taking the appropriate steps to significantly reduce the level of room loss going forward, the risk of ongoing room loss remains as one of our competitors has recently signed a master agreement with a certain hotel brand.

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

Our Guest Entertainment revenue per room is impacted by a variety of factors, including certain factors beyond the control of the company.

➢

The occupancy rate at the property. Our revenue varies depending on hotel occupancy rates, which are subject to a number of factors, including seasonality, general economic conditions and world events;

➢

The number of rooms equipped with our high-definition (“HD”) systems. We can increase revenue by increasing the number of HD rooms served. Our ability to expand our HD room base is dependent on a number of factors, including availability of capital resources from the hotels and the Company to invest in HD televisions and equipment;

➢

The popularity, availability, timeliness and amount of content offered at the hotel. Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing. Historically, a decrease in the availability of popular movie content has adversely impacted revenue;

➢

The effectiveness of our merchandising initiatives. The Company has initiated several new merchandising efforts, including tiered pricing on Hollywood movies starting at $4.99; an improved user interface and navigational experiences for hotel guests and alternative payment options;

➢

The availability of alternative programming and portable devices. We compete directly for customers with a variety of other content providers delivering content across different portable devices. Competing content providers include cable and satellite television companies; Internet streaming services, including Netflix, Hulu and Amazon; and Internet web sites which provide access to free adult content, including streaming video. These sources of alternative content can be delivered across a variety of portable viewing devices, such as laptop computers, smart phones and iPads; and

➢

Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, economic conditions have had a significant, negative impact on our revenue levels.

While we have multiple initiatives focused on improving Guest Entertainment revenue per room, there can be no assurance Guest Entertainment revenue per room will not continue to decline.

We operate in a very competitive business environment and competition could reduce our revenue and our cash flow.  Our business generates significant revenue from Guest Entertainment and Hotel Services, which are highly competitive categories.  If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers who have substantially greater resources than we have, our operating margins and market share could be reduced and the growth of our business inhibited.  Our competitors may also offer services sooner and at more competitive rates than we do.  We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases.  Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to generate free cash flow over time, which could harm our business.

Diversification activities may not be successful.  We have sought to diversify our business and decrease reliance on revenue from Guest Entertainment offerings.  These activities have included sales of systems to healthcare facilities, the sale of advertising within the hospitality market, the sale of media systems and services to hotels and the sale of in-room Internet access.  We may pursue additional markets in the future which we consider to be complementary to our other businesses.  However, the diversification into areas in which we do not have the same experience as our traditional business, involves a variety of risks, such as increased capital expenditures and diversion of limited resources and personnel from our traditional business, as well as management’s time and attention.  In addition, our newer business activities may generate less revenue and lower margins than our Guest Entertainment offerings.

Our revenue could be affected if our hotel customers decide to eliminate certain services we provide or restrict the types of content offered at their hotels.  The size of our room base, our revenue, profitability and cash flow could be negatively impacted if a significant number of franchisors determine video-on-demand or other services we provide would no longer be preferred by certain hotel franchising companies.  In addition, certain brands and franchisors have decided to no longer include content offerings such as mature content films.  In these situations, we have modified our business model to achieve an economic return by delivering other services.  While we believe the terms of our agreements with these brands and franchisors, together with our revenue diversification efforts and system upgrades, will replace much of the lost revenue, we cannot be certain this will be the case, or the replacement revenue will be as profitable as the revenue lost.  Our revenue, profitability and cash flow could be adversely affected if a significant number of franchisors or hotel properties make such decisions in the future.

We may not have adequate capital resources to support our business, which could have a harmful effect on our business and prospects.  We may have insufficient capital resources to support our business if our cash from operations decreases or our capital expenditure or working capital requirements increase, whether as a result of product development efforts, changes in technology or otherwise, and we are unable to access financing on acceptable terms.  This would have the following adverse impacts on our business and prospects, among others:

➢

we may modify our business plan and adjust or delay capital spending necessary to expand or maintain our customer base or to continue to deploy our iHDTV systems and other technological advances throughout our installed room base;

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

We may have to incur significant capital expenditures in order to adapt to technological change.  The television-based interactive service industry has been subject to rapid and significant technological change, including continuing developments in technology, which do not presently have widely accepted standards and frequent introductions of new services and alternative technologies, including new technologies for providing high-definition television and providing Internet content, such as Apple TV, Google TV or Internet-enabled television sets.  New technologies may emerge which may be superior to, or may not be compatible with, some of our current technologies, which may require us to make significant capital expenditures to remain competitive.  In particular, we expect to incur capital expenditures for high-definition television platforms in our hotel properties.  Many of our competitors, including cable and Internet service providers, may have greater financial and technical resources to adapt to and capitalize on any such technological changes more effectively than we can.  Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer, on a timely basis, services which meet customer demands and evolving industry standards.

New technologies, including the growth of wireless devices, roll out of 4G technologies and expansion of digital distribution of content in our markets, may increase competition and result in a decrease in our revenue.  Another source of competition is the increasing popularity of personal wireless devices, such as iPads and smart phones, which may occupy hotel guests’ time and make them less likely to purchase our Guest Entertainment services.  The increasing availability of content on such devices, the improved video quality of the content on such devices and faster wireless delivery speeds may make hotel guests less likely to purchase Guest Entertainment services.  The deployment of high-definition television (“HDTV”) and the introduction of new technologies, such as Internet Protocol television (“IPTV”), into the hospitality market could accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies.  While we mitigate risks by continually designing, engineering and developing products and systems which can be upgraded to support new services or integrated with new technologies, there can be no assurance we will continue to be successful in these efforts.

Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of movies and the movies being made available to the DVD rental or home viewing market.  We receive our movies directly from movie studios and the timing is at the studios’ discretion.  Historically, we have received movies prior to their being more broadly distributed via movie rental or retail stores.  We believe this “window of release” has yielded a competitive advantage, as hotel guests have been able to view movies in the hotel rooms prior to being able to rent or purchase them for home viewing.  If a studio delays release of a movie to us in a manner inconsistent with past practices, we may not be able to generate as much revenue from such movie as we could have with an earlier release date.

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

We are dependent on a small number of very large content providers for the majority of our programming content.  Disruption of any of these relationships or increases in our costs or license fees to obtain such programming could reduce our cash flow and profitability.   Our guest room programming content is provided primarily by movie studios, major television networks, a major direct broadcast satellite provider and aggregators and distributors of entertainment content. We currently pay each of these parties a fee for the right to distribute their programming in our installed guest rooms.  In the future, we may be exposed to competing products or services released by our programming providers or volatile and increased programming costs which may adversely affect the relationship with our hotel customers and our operating results.  Our entertainment content providers may demand higher royalty rates or higher minimum payments than we are currently paying or may defer making their content available to us.  We do not have a formal agreement with some of our content providers and, therefore, content from these providers may not be available in the future on terms which are acceptable to us, or at all.  Increased licensing fees would also negatively impact our operating results.

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

Federal, state, local and foreign legislation and regulation may negatively impact our business and growth.  We may be classified as a multi-channel video programming distributor, and thus may be subject to various provisions of the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, and the regulations promulgated under those acts.  In addition, the Internet-based services offered by us may be affected by various laws and governmental regulations.  While there are currently few laws or regulations directly regarding access to or commerce on commercial online services, new laws and regulations are under debate by federal and local lawmakers and may be adopted.  The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which may cause a decline for our Internet-based services and products or have other adverse effects on our business.  Moreover, the growth in the collection, combination and profitable use of consumer data, including use for targeted marketing campaigns by companies has given rise to a large number of lawsuits and government investigations.  Those lawsuits have included class action claims involving the adequacy of consumer notice and consent to business collection and use, as well as claims relating specifically to the collection, retention and use of movie-viewing data collected by cable companies and video rental/streaming content providers.  A number of proposed federal and state laws are under consideration, including an expansion of the scope of the Video Protection Privacy Act and an increased grant of authority to the FTC to enforce non-industry-specific privacy and data security practices.  This increased regulation could significantly impact the type of information which can be collected from consumers, the requirements regarding notice to consumers regarding the collection or use of information or the requirement of various forms of consent from consumers before use of such information for marketing or other purposes.  The area of consumer privacy is thus in a state of considerable flux, and the interpretation of existing regulations or the implementation of new laws and regulations could have a significant impact on the development of the Company’s consumer marketing initiatives.  In addition, any legislative or regulatory changes restricting content which may be delivered over our systems, particularly mature content, could significantly reduce our revenue and operating income.  Federal, state, local and foreign laws and regulations are, or may be, the subject of a variety of judicial, administrative and legislative hearings and proceedings which could change, in varying degrees, the regulatory classification applicable to us and the manner in which we are regulated.  We cannot predict the outcome of these proceedings or the impact on our operations at this time.

Our data systems could fail or their security could be compromised, which would adversely impact our ability to effectively operate our business.  Our business operations depend on the reliability of sophisticated data systems.  Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated.  Historically, virtually all purchases made by hotel guests using our systems were posted to the guest’s hotel folio.  As a result, we did not receive, store or process personal information in conjunction with business transactions governed by government and industry privacy and security requirements, such as credit card transactions.  As part of our marketing and mobile initiatives, we may begin to gather and retain more customer information, potentially including personally identifiable information (“PII”).  The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, FTC consumer protection regulations and Payment Card Industry (“PCI”) data security standards and, for the Healthcare division, the requirements of the Health Insurance Policy Portability Act (“HIPPA”) and regulations thereunder.  While we believe we are taking the steps necessary to assure compliance with all applicable regulations and are making necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.

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

Our business may be negatively affected by an impairment charge of goodwill or intangible assets.  A significant or prolonged deterioration in economic conditions, or declining revenue and profitability, may indicate the carrying value of our goodwill and intangible assets may not be recoverable, resulting in an impairment charge which may have an adverse effect on our financial position and results of operations.  We reported no impairment charges for the years ended December 31, 2011, 2010 and 2009.  See Note 6 to the Consolidated Financial Statements.

Our significant level of debt and interest payment obligations may impair our financial condition, limit our ability to compete, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our financial obligations.  As of December 31, 2011, we had $363.3 million of consolidated debt.  Subject to restrictions in our Credit Facility and instruments governing our current and future debt securities, we may also incur additional amounts of debt for working capital, capital expenditures and other purposes.  This substantial level of indebtedness could have important consequences, including the following:

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

Our existing Term B Credit Facility matures on April 15, 2014.  We may face difficulty in refinancing our existing debt on favorable terms.  In April 2014, our current Term B Credit Facility matures.  In addition, the current $25.0 million revolving credit facility matures in April 2013.  Our ability to successfully refinance this debt will be impacted by a number of factors, including:

➢     the Company’s current financial performance, including revenue, AOCF, cash flow and consolidated leverage ratio;

➢     the outlook for the Company, including the rate of HD rollout, Hospitality revenue per room, the success of the Envision and Mobile platforms, the growth of our Advertising and Healthcare businesses and the overall financial forecast which results from these and other business initiatives; and

➢     the current state of the debt markets, which can be impacted by any range of economic or geopolitical issues impacting the global debt markets.

We cannot assure we will be able to refinance our existing Credit Facility or financing options available to us, if any, will be on acceptable terms.  If we are not able to refinance or secure alternative financing and our lenders will not amend the terms of our current debt, we would not be able to satisfy our financial obligations and would have significant financial constraints.   This would have a substantial adverse impact on the Company and our ability to continue our operations.

The price of our common stock may be subject to volatility.  As of December 31, 2011, a substantial portion of our common stock was held by a limited number of institutional investors, and the amount of capital stock held by non-institutional holders is believed to be limited.  This concentration of ownership may limit the amount of stock available for sale or purchase at any particular time, and may result in significant increases or decreases in the price of our common stock due to factors which may not reflect the market as a whole or our economic condition or results of operations.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our headquarters, including our distribution center and principal executive offices, are located in Sioux Falls, South Dakota.  Our owned facility is used for executive, administrative and support functions; assembly and distribution; and warehouse space.  We believe our facility will be sufficient to accommodate foreseeable local operational space requirements.

We lease 23 facilities, in various locations, from unaffiliated third parties.  These facilities include administrative offices for our subsidiaries and combination warehouse/office facilities for our installation and service operations, and are located throughout the United States, Canada and Mexico.

Item 3 - Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, LinkSmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004, entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed, and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement, and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to the consolidated financial position, results of operations or cash flows.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently trades on the NASDAQ Global Select Market (“NASDAQ Exchange”) under the symbol “LNET.”  Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering.  As of March 9, 2012, there were outstanding 25,346,734 shares of common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of our common stock as reported by NASDAQ:

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2011	4.81	2.76	March 31, 2010	7.38	4.96
June 30, 2011	3.76	3.02	June 30, 2010	7.41	3.61
September 30, 2011	3.28	1.53	September 30, 2010	4.50	2.32
December 31, 2011	2.70	1.31	December 31, 2010	4.48	2.14

On March 9, 2012, the closing price of our common stock, as reported by NASDAQ Exchange, was $3.40.  Stockholders are urged to obtain current market quotations for our common stock.  As of March 9, 2012, we have 104 stockholders of record with approximately 98.3% of the shares held in “street name.”  We estimate that as of March 5, 2012, we had 3,256 beneficial owners of our common stock.

We have 5,000,000 shares of preferred stock authorized at $0.01 par value per share, of which 57,266 10% Series B cumulative perpetual convertible shares were issued and outstanding as of December 31, 2011, with a liquidation preference of $1,000 per share.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index, (ii) the cumulative total return of companies (the “SIC Code Index”) with the four-digit standard industrial code (“SIC”) of 4841 – Cable and Other Pay Television Services and (iii) the cumulative total return of all companies (the “Peer Group”) with the same SIC as the Company (SIC 4899 – Communication Services, NEC) over the period from January 1, 2006 through December 31, 2011.  The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends.  The Company did not declare or pay any dividends on its common stock in 2011.  The graph is not necessarily indicative of future price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

During 2011, we did not repurchase any shares of our common stock.

Dividends

No dividends have been paid to date on our common stock.  The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009.  Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009.  Dividend payments not to exceed $5,750,000 in any fiscal year are allowable under the restricted payment basket as defined within the Amendment to our Credit Facility.  Fourth quarter dividends were declared on the preferred stock by our Board of Directors on December 29, 2011.  As of December 31, 2011, we had $1.4 million of unpaid dividends.  The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance.  These dividends were paid on January 17, 2012.

Stockholder Rights Plan

In February 2008, we adopted a stockholder rights plan (the “2008 Rights Plan”), which was approved by the stockholders at the Annual Meeting on May 14, 2008 and reaffirmed by the stockholders at the Annual Meeting on June 1, 2011.  The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event an offer for LodgeNet is received which is either inadequate or not in the best interest of all stockholders.

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

Term

The 2008 Rights Plan expires on the date of our 2014 Annual Meeting of Shareholders unless an extension is ratified for an additional three years.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Select Financial Data:
Revenues:
Hospitality and Advertising Services	$410,919	$443,654	$476,658	$527,810	$481,111
Healthcare	10,343	8,518	7,834	6,069	4,477
Total revenues	421,262	452,172	484,492	533,879	485,588

Income (loss) from operations	28,460	23,410	21,692	(5,071)	(4,236)

Net loss	(631)	(11,685)	(10,155)	(48,418)	(65,172)
Preferred stock dividends	(5,744)	(5,750)	(3,114)	-	-
Net loss attributable to common stockholders	$(6,375)	$(17,435)	$(13,269)	$(48,418)	$(65,172)

Net loss per common share (basic and diluted)	$(0.25)	$(0.71)	$(0.59)	$(2.16)	$(3.00)

Other Data:
Investing activities:
Capital expenditures (1)	$27,318	$21,825	$21,341	$64,407	$79,097
Average cost per iHDTV room	$140	$177	$279	$343	$381

Average Hospitality and Advertising Services revenue per room	$21.36	$21.29	$21.73	$23.69	$21.76

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$14,019	$8,381	$17,011	$10,800	$25,569
Total assets	$408,672	$444,006	$508,354	$589,786	$693,823
Total debt	$363,300	$373,639	$469,946	$588,520	$624,594
Total stockholders’ deficiency	$(50,941)	$(54,349)	$(70,987)	$(128,748)	$(48,242)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Cash Flows Data:
Cash provided by operating activities	$52,040	$101,706	$86,172	$89,853	$58,869
Property and equipment additions	(27,318)	(21,825)	(21,341)	(64,407)	(79,097)
	24,722	79,881	64,831	25,446	(20,228)
Cash used for acquisition and other activities, net	-	-	-	-	(354,177)
	$24,722	$79,881	$64,831	$25,446	$(374,405)

(1)                                  Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

Special Note Regarding Forward-Looking Statements

Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:

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

Executive Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of December 31, 2011, we provided interactive media and connectivity services to approximately 1.6 million hotel rooms in North America and in select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of December 31, 2011, our systems were installed in 68 healthcare facilities, representing approximately 15,900 beds.

During 2011, we launched several strategic growth initiatives, including our Envision interactive platform and our Mobile App, and expanded our interactive, high definition television (“iHDTV”) room base.  We installed our first Envision system in January 2011 and, as of December 31, 2011, had 54 systems installed, providing services to over 18,500 rooms and had a total of approximately 40,000 rooms under contract.  Envision provides essential hotel services and valuable information about local attractions, as well as delivering the best in-room entertainment options.  The Envision platform also supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  We believe Envision represents a new revenue growth opportunity for us, as it enables new subscription and transactional-based revenues.

The Company also developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  The app allows travelers to turn their smart phones into a powerful remote for the in-room television, as well as a discovery device for accessing a variety of hotel and local information.  For hoteliers, the app provides an innovative channel to reach and connect with guests.  We look to drive new revenues from hotels as they subscribe for enhanced mobile services, such as making it possible for a guest to check out of their room or order room service by the pool on their mobile device.  The new app will also create a one-to-one marketing relationship with the consumer where we can drive incremental revenues from advertising, promotional campaigns or from transactional revenue such as ticket purchases or restaurant reservations.  At its launch in January 2012, our app was operable in over 500,000 rooms.

In 2011, we installed approximately 39,000 iHDTV rooms, ending the year with over 309,000 rooms or 20.9% of our Guest Entertainment room base.  Rooms with our iHDTV system generated more than 60% greater average per-room revenue than rooms installed with analog technology.  In addition, we have seen a 50% decrease in the cost to install an iHDTV room, declining from an average of $279 in 2009 to $140 for 2011.  As hotels strive to improve the guest experience and as more hotels subscribe to our new, cloud-connected Envision platform, we believe the demand for iHDTV services will accelerate and serve as a multi-year opportunity for us to migrate our room base to the higher revenue iHDTV systems.

Our total revenue for 2011 was $421.3 million, a $30.9 million or 6.8% decline, compared to 2010.  Guest Entertainment revenue decreased $36.5 million, partially offset by a $5.6 million increase from our non-Guest Entertainment products and services.  The decrease in Guest Entertainment revenue resulted primarily from a 7.7% reduction in the average number of Guest Entertainment rooms served and a 7.0% decline in Guest Entertainment revenue per room.  The rooms removed from our base during the year generated approximately 35% lower Guest Entertainment revenue per room than our average room.  The vast majority of these rooms did not switch to a different interactive television (“iTV”) provider, but chose to limit their media offering to only free television content.

Guest Entertainment revenue per room benefited from an increase in the sale of theatrical movies due to our VOD 2.0 marketing initiatives and more popular Hollywood content through the second half of 2011.  This improvement was offset by a decline in revenue from non-theatrical movies, television on-demand programming, music, video games and television Internet access.  On a per-room basis, total Hospitality and Advertising Services revenue was 0.3% higher than last year, driven by a 10.6% increase in revenue generated from non-Guest Entertainment services.

Hotel Services revenue was $134.8 million in 2011, a 7.4% increase over the prior year on a revenue per room basis, driven primarily from price increases on cable television programming.  System Sales and Related Services revenue per room improved 21.8% over 2010, driven primarily by programming fees, equipment sales and termination fees related to a group of limited service hotels which elected to only provide free television content.  Additionally, our Healthcare subsidiary generated $10.3 million of revenue during the current year, an increase of $1.8 million or 21.4%, resulting from a 31.2% increase in the number of beds generating recurring revenue as well as higher revenue on current year system sales, installations and related professional services.

Total direct costs decreased $16.7 million or 6.6%, to $237.3 million in 2011 as compared to $254.0 million in 2010.  Direct costs declined due to lower sales volume driving lower royalties and hotel commissions.  Additionally, we had lower connectivity costs as a result of bandwidth re-provisioning and renegotiating certain supplier agreements.  Advertising Services fixed costs also decreased year over year, driven by lower satellite distribution costs.  Gross margins remained stable year over year, at 43.7% in 2011 as compared to 43.8% for the prior year.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $9.8 million or 10.7%, to $81.3 million in 2011 as compared to $91.1 million in 2010.  Factors driving the improvement period over period include reduced system repair costs, professional services expenses, property taxes, facilities costs and administrative labor from the workforce reductions and other cost savings initiatives instituted at the beginning of the year.

We generated $52.0 million of cash from operating activities during 2011, as compared to $101.7 million in 2010.  The reduction was driven by a change in working capital, primarily due to accounts payable balances returning to more normalized levels.  Cash used for capital investments was $27.3 million in 2011, compared to $21.8 million in 2010.  During the year, we also used the cash generated from operations to pay the required term loan principal repayments of $8.5 million and made a $2.0 million additional payment.

Hospitality and Advertising Services Businesses

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).  One of our main sources of revenue, generating 52.7% of total revenue for the year ended December 31, 2011, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

Our total guest-generated revenue depends on a number of factors, including:

➢

The number of rooms on our network. Our ability to maintain our room base is dependent on a number of factors, including the number of newly constructed hotel properties or properties serviced by a competitor, and the attractiveness of our technology, service and support to hotels currently serviced by us.

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
o

The number of rooms equipped with our iHDTV systems. We typically earn higher revenue from a property when we convert it to our iHDTV platform. Our ability to expand our iHDTV room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment. We are focused on accelerating the installation of our iHDTV systems as hotels increase their purchase of HD televisions.

o

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

o

The effectiveness of our marketing initiatives. In 2011, we introduced tiered pricing, offering Hollywood movies starting at $4.99; an improved user interface and navigational experiences for hotel guests; and enhanced merchandising and marketing of the latest content in our exclusive hotel window. By increasing browsing activity, attracting new buyers and lifting buy rates, we improved theatrical movie revenue per room during 2011.

o

The availability of alternative programming and portable devices. We compete directly for customers with a variety of other content providers delivering content across different portable devices. Competing content providers include cable and satellite television companies; Internet streaming services, including Netflix, Hulu and Amazon; and Internet web sites which provide access to free adult content, including streaming video. These sources of alternative content can be delivered across a variety of portable viewing devices, such as laptop computers, smart phones and iPads.

o

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

➢	commissions paid to our hotel customers, which are also variable and based on a percent of guest-generated revenue;
➢	license fees, which are based on a percent of guest-generated revenue, for television on-demand, music, music videos, video games and sports programming; and
➢	fixed monthly Internet connectivity costs.

Hotel Services (includes revenue from hotels for services such as television channels and recurring Internet service and support to the hotels). Another major source of our revenue is providing cable television programming and Internet services to the lodging industry, for which the hotel pays a fixed monthly fee.

➢

Cable Television Programming. We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge. The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV, and is distributed over the internal hotel network. It typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN. With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

➢

Mobile Applications. In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information. The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services. For hotels, the app can be utilized to provide guests with customized brand and property information services. We look to drive new revenues from hotels as they subscribe for enhanced mobile services, such as making it possible for a guest to check out of their room or order room service by the pool on their mobile device. The new app will also create a one-to-one marketing relationship with the consumer where we can drive incremental revenues from advertising, promotional campaigns or from transactional revenue such as ticket purchases or restaurant reservations.

➢

Envision. The Envision platform is our next generation, cloud-connected interactive television platform. This is considered our standard platform and, as of December 31, 2011, we had 54 systems installed, providing services to over 18,500 rooms and had a total of approximately 40,000 rooms under contract. Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs. In addition, Envision enhances the guest experience by allowing expanded purchase options, to enable purchases of certain services through the interactive television system using personal credit cards or their hotel folio. The Envision system also features traveler-centric guest applications, including real time flight data, local information and ecommerce opportunities, such as purchasing tickets for local area attractions and events, reserving tee times and making restaurant reservations. Envision represents a new revenue growth opportunity for us, as it enables new subscription and transactional-based revenues.

➢

Internet Service and Support. We also design, install and operate wired and wireless Internet systems at hotel properties. These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge guests or provide the access as a guest amenity. Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers, or through a revenue-share model in which hotel guests pay for Internet and we pay a commission to our hotel customers. While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.

System Sales and Related Services. We also generate revenue from other products and services within the hotel and lodging industry, including sales of interactive television and Internet access systems, HD programming reception equipment, Internet conference services and professional services, such as network design, project management and installation services.

Advertising Services.  We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of traditional television advertising, place-based digital advertising and promotional marketing solutions.  The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations.  By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services.  As of December 31, 2011, we provided targeted advertising and media services to approximately 1.1 million hotel rooms.  Through 2011, we also delivered advertising media services to over 300,000 hotel rooms on satellite-delivered channels.  As our hotel customers upgrade to high-definition signals, we believe our existing analog system will be less attractive both to hoteliers and to advertisers.  It is our intention to transition this service to a high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base.  As an initial step of this transition, we have discontinued the analog service, and we are analyzing various options on how to fund the capital cost of this investment.  The Company’s new high definition platform will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes.  Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services.  As of December 31, we had the following number of rooms installed with the designated service:

	2011	2010	2009
Total rooms served (1) (6)	1,621,529	1,829,712	1,909,323
Total Guest Entertainment rooms (2) (6)	1,477,442	1,680,322	1,779,979
Total iHDTV rooms (3)	309,239	270,384	231,588
Percent of Total Guest Entertainment rooms	20.9%	16.1%	13.0%
Total Envision rooms (4)	18,542	-	-
Percent of Total Guest Entertainment rooms	1.3%	-	-
Total Cable Television Programming (FTG) rooms (5)	938,270	1,030,437	1,087,860
Percent of Total Guest Entertainment rooms	63.5%	61.3%	61.1%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)

Guest Entertainment rooms, of which 91.1% were digital as of December 31, 2011, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	iHDTV rooms are equipped with high-definition capabilities.
(4)	Guest Entertainment rooms installed with our Envision interactive platform.
(5)	Cable television programming (FTG) rooms receive basic or premium cable television programming.
(6)

During 2011, the number of rooms receiving our Guest Entertainment services decreased by approximately 203,000 rooms.  On average, these rooms generated approximately 35% lower Guest Entertainment revenue than our average room.  The majority of these rooms did not switch to a different interactive television provider, but chose to limit their media offering to only free television content.

High Definition Room Growth

We also track the penetration of our interactive, high-definition television (“iHDTV”) system, since rooms equipped with iHDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our analog systems.  iHDTV room growth occurs as we install our iHDTV system in newly contracted rooms or convert certain existing rooms to the iHDTV system in exchange for contract extensions.  The installation of an iHDTV system typically requires a capital investment by both the Company and the hotel operator.  During the past three years, iHDTV growth has been constrained by reduced hotel capital spending on HD televisions, given the negative impact of the economy on the hospitality industry.  We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company.  We installed our iHDTV systems in the following number of net new rooms as of December 31:

	2011	2010	2009
Net new iHDTV rooms	39,018	38,633	40,097

iHDTV rooms, including new installations and major upgrades, are equipped with high-definition capabilities.

Capital Investment Cost Per Installed Room

The average investment cost per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions.  The following table sets forth our average installation cost per room during the years ended December 31:

	2011	2010	2009

Average cost per installed iHDTV room	$140	$177	$279

The decrease in the average cost per iHDTV room from 2009 to 2011 was primarily driven by lower component, installation and other related costs and a larger average number of rooms for properties installed.

Average Revenue Per Room

We monitor the average revenue we generate per Hospitality and Advertising Services room.  Guest Entertainment revenue can fluctuate based on several factors, including occupancy, consumer sentiment, mix of travelers, the availability of high definition and alternative programming, the popularity of movie content, the mix of services purchased and the overall economic environment.  Hotel Services revenue can fluctuate based on the percentage of our hotels purchasing cable television programming services from us, the type of services provided at each site, as well as the number of hotels purchasing Internet service and support from us.  System Sales and Related Services revenue can fluctuate based on the number of system and equipment sales, including Internet systems sales.  Advertising Services revenue can fluctuate based on the demand for advertising and the performance of products and services sold to business and leisure travelers, as well as the number of rooms available to promote within.  The following table sets forth the components of our Hospitality and Advertising Services revenue per room for the years ended December 31:

	2011	2010	2009
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.54	$12.41	$13.49
Non-Guest Entertainment
Hotel Services	7.01	6.53	6.00
System Sales and Related Services	2.29	1.88	1.93
Advertising Services	0.52	0.47	0.31
	9.82	8.88	8.24
Total Hospitality and Advertising Services revenue per room	$21.36	$21.29	$21.73

Average Direct Costs Per Room

Guest Entertainment direct costs vary based on content license fees, the mix of Guest Entertainment products purchased and the commission earned by the hotel.  Hotel Services direct costs include the cost of cable television programming and the cost of Internet support services.  The cost of System Sales and Related Services primarily includes the cost of the systems and equipment sold to hotels.  Advertising Services direct costs include the cost of developing and distributing programming.  The overall direct cost margin primarily varies based on the composition of revenue.  The following table sets forth our Hospitality and Advertising Services direct costs per room for the years ended December 31:

	2011	2010	2009
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.56	$4.85	$5.41
Hotel Services	5.80	5.64	5.24
System Sales and Related Services	1.44	1.25	1.39
Advertising Services	0.27	0.25	0.27
Total Hospitality and Advertising Services direct costs per room	$12.07	$11.99	$12.31

Healthcare Business

The healthcare market in the United States consists of over 940,000 hospital beds across approximately 5,800 facilities.  We believe most hospitals currently do not have any form of interactive television services.  The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies.  Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:

➢              revenue generated from the sale of the interactive system hardware, software licenses and installation services;

➢              revenue from the sale and installation of satellite television equipment and related programming;

➢              revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, satellite television equipment and interactive systems; and

➢              revenue generated from cable plant design, modification and installation, as well as television installation services.

As of December 31, these services and solutions were installed as follows:

	2011	2010	2009
Systems installed	68	56	45
Beds served	15,931	12,224	9,192

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

	2011	2010	2009
System operations expenses	$2.05	$2.06	$1.94
SG&A expenses	2.18	2.31	2.07
Depreciation and amortization (D&A)	3.75	4.00	4.58
Restructuring charge	0.10	0.02	0.02
Other operating income, net	-	(0.01)	-
	$8.08	$8.38	$8.61

System operations as a percent of total revenue	9.3%	9.5%	8.8%
SG&A as a percent of total revenue	10.0%	10.6%	9.4%
D&A as a percent of total revenue	17.2%	18.4%	20.7%
Total operating expenses as a percent of total revenue	36.9%	38.6%	39.0%

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

Free Cash Flow

We manage our free cash flow by seeking to maximize the amount of cash we generate from our operations and managing the level of our investment activity.  In addition, we can manage capital expenditures by varying the number of rooms we install in any given period.  The reduction from 2010 cash flow was driven by a change in working capital year over year, as accounts payable balances returned to more normalized levels.

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	2011	2010	2009
Cash provided by operating activities	$52,040	$101,706	$86,172
Property and equipment additions	(27,318)	(21,825)	(21,341)
	$24,722	$79,881	$64,831

Liquidity and Capital Resources

For 2011, cash provided by operating activities was $52.0 million, and we used $27.3 million of the cash we generated for property and equipment additions.  During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $8.5 million.  We also utilized $5.8 million for payment of preferred stock dividends.  During 2010, cash provided by operating activities was $101.7 million, and we used cash for property and equipment additions of $21.8 million.  During the same period, we prepaid $96.8 million against our Credit Facility, including $13.7 million of net proceeds from our common stock offering, in addition to the required payments totaling $4.6 million.  We also used $5.8 million for preferred stock dividend payments in 2010.  The decrease in cash provided by operating activities for 2011 compared to 2010 was expected, primarily due to a change in working capital year over year.  The change in working capital was due primarily to accounts payable, with the reversal of higher accounts payable in 2010 versus 2011, as we had negotiated extended payment terms with certain vendors during 2010.  We ended the year with cash of $14.0 million as compared to $8.4 million as of December 31, 2010, and were in compliance with all of the Credit Facility covenants.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in April 2013.  We believe our cash on hand, operating cash flow, borrowing available under the Credit Facility and, subject to market conditions and regulatory requirements, potential availability under the shelf registration will be sufficient to fund our business and comply with our financing obligations.  We plan to allocate a portion of our future cash flow from operations to the expansion of our high-definition room base and to the repayment of debt, as necessary.  As of December 31, 2011, working capital was negative $18.4 million, compared to negative $50.5 million at December 31, 2010.

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

Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility.  The Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014.  The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year.  The Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants.  In 2011, the Company incurred $2.7 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.

Under the Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million.  The Amendment also requires us to make quarterly term loan payments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013.  The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%.  In addition, a LIBOR floor of 1.5% was established under the Amendment.  The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.

Our leverage and interest coverage ratios were as follows for the years ended December 31:

	2011	2010	2009

Actual consolidated leverage ratio (1) (3)	3.56	3.43	3.82
Maximum per covenant	4.00	3.50	4.00

Actual consolidated interest coverage ratio (2) (3)	2.77	3.19	3.23
Minimum per covenant	2.25	3.00	2.75

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

We achieved a consolidated leverage ratio of 3.56 compared to the maximum allowable ratio of 4.00 for the fourth quarter of 2011.  Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control.  Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary.  Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants.  If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  As of December 31, 2011, we are not aware of any events which would qualify under the Material Adverse Effect clause of the Credit Facility.  The total amount of long-term debt outstanding, including the current portion, as of December 31, 2011 was $363.3 million versus $373.6 million as of December 31, 2010.

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment.  As a result, our deferred losses of $4.9 million recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction.  All subsequent changes in the fair value of the swaps were recorded directly to interest expense.  For the year ended December 31, 2011, we recorded a loss of $4.9 million related to amortization of our deferred losses and a gain of $6.4 million related to the change in fair value of the interest rate swaps.  The net amount of $1.5 million is a non-cash gain and did not impact the amount of cash interest paid during the year.

The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced from $15.0 million.  As of December 31, 2011, we had outstanding letters of credit totaling $350,000.

As noted above, our Term B Credit Facility matures in April 2014 and the $25.0 million revolving credit facility matures in April 2013.  We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations.  Our ability to successfully refinance this debt will be impacted by a number of factors, including our financial performance and the current state of the debt markets.  We cannot assure we will be able to refinance our existing Credit Facility or financing options available to us, if any, will be on acceptable terms.  If we were not able to refinance or secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.

Obligations and commitments as of December 31, 2011 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$363,300	$10,395	$352,831	$74	$-
Interest on long-term debt (1)	55,697	25,224	30,471	2	-
Operating lease payments	2,560	1,126	1,040	394	-
Purchase obligations (2)	11,629	6,889	2,923	1,782	35
Minimum royalties (3)	1,002	1,002	-	-	-

Total contractual obligations	$434,188	$44,636	$387,265	$2,252	$35

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$350	$350	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.
(2)	Consists of open purchase orders and commitments.
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

Results of Operations — Years Ended December 31, 2011 and 2010

Revenue Analysis.  Total revenue for 2011 was $421.3 million, a $30.9 million or 6.8% decline, compared to 2010.  The decrease in revenue was primarily from Guest Entertainment and Hotel Services revenues, partially offset by increases in revenue from System Sales and Related Services, Healthcare and Advertising Services.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the years ended December 31:

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$222,111	52.7%	$258,617	57.2%
Hotel Services	134,832	32.0%	136,089	30.1%
System Sales and Related Services	44,020	10.4%	39,081	8.6%
Advertising Services	9,956	2.4%	9,867	2.2%
Total Hospitality and Advertising Services	410,919	97.5%	443,654	98.1%
Healthcare	10,343	2.5%	8,518	1.9%
	$421,262	100.0%	$452,172	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $32.8 million or 7.4%, to $410.9 million in 2011 compared to $443.7 million in 2010. Average monthly Hospitality and Advertising Services revenue per room was $21.36 for 2011, an increase of 0.3% as compared to $21.29 per room in the prior year. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the years ended December 31:

	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$11.54	$12.41
Hotel Services	7.01	6.53
System Sales and Related Services	2.29	1.88
Advertising Services	0.52	0.47
Total Hospitality and Advertising Services revenue per room	$21.36	$21.29

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $36.5 million or 14.1%, to $222.1 million in 2011 as compared to $258.6 million in 2010.  The decrease in revenue resulted primarily from a 7.7% reduction in the average number of Guest Entertainment rooms served and a 7.0% decline in Guest Entertainment revenue per room.  The rooms removed from our base during the year generated approximately 35% lower Guest Entertainment revenue than our average room.  The majority of these rooms did not switch to a different interactive television provider, but chose to limit their media offering to only free television content.  Guest Entertainment revenue per room decreased due to lower non-theatrical movies, music, games, on-demand television purchases and television Internet access purchases.  This decline in revenue per room was offset by an increase in the sale of theatrical movies due to our VOD 2.0 initiative and improving Hollywood content in the second half of the year.  As a result, monthly Guest Entertainment revenue for 2011 declined 7.0%, to $11.54 compared to $12.41 for 2010.  Average monthly movie revenue per room was $10.88 for 2011, a 6.2% reduction as compared to $11.60 per room in the prior year.  Non-movie Guest Entertainment revenue per room decreased 18.5%, to $0.66 for 2011, driven by reductions in music, games and on-demand television purchases.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $1.3 million or 0.9%, to $134.8 million during 2011 versus $136.1 million in 2010.  On a per-room basis, monthly Hotel Services revenue for 2011 increased 7.4%, to $7.01 compared to $6.53 for 2010.  Monthly cable television programming revenue per room increased 7.7%, to $6.42 for 2011 as compared to $5.96 for 2010.  These increases resulted primarily from price increases on cable television programming over the prior year period.  Recurring Internet revenue per room for 2011 increased to $0.59 versus $0.57 for 2010.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For 2011, revenue increased $4.9 million or 12.6%, to $44.0 million as compared to $39.1 million for 2010.  The increase was driven by programming fees, equipment sales and termination fees related to the early termination of a group of limited service hotels which elected to only provide free television content.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  Revenue increased $0.1 million or 0.9%, to $10.0 million during 2011 as compared to $9.9 million for 2010.  This increase was primarily the result of increased channel access revenue, where we provide cable channels to providers for the distribution of their programming, offset by decreased general advertising by national advertisers on our system.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Our Healthcare subsidiary revenue increased by $1.8 million or 21.4%, to $10.3 million for 2011 versus $8.5 million in 2010, primarily from programming and recurring service and maintenance agreement revenues, as the number of beds generating recurring revenue increased 31.2%.  During 2011, we installed 12 facilities and 3,707 beds compared to 12 facilities and 3,045 beds in 2010.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).  Total direct costs decreased $16.7 million or 6.6%, to $237.3 million in 2011 as compared to $254.0 million in 2010.  Total direct costs were 56.3% of revenue for 2011 as compared to 56.2% for 2010.  Direct costs related to the Hospitality and Advertising Services businesses, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $232.2 million for 2011 compared to $249.7 million in 2010, a decrease of 7.0%.  We had a lower sales volume in Guest Entertainment and Hotel Services, driving lower royalties, hotel commissions and programming fees.  In addition, we incurred lower connectivity costs as a result of bandwidth re-provisioning and renegotiating certain supplier agreements.  Advertising Services had lower costs during 2011 due to lower satellite distribution costs.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the years ended December 31 (dollar amounts in thousands):

	2011		2010
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$39,386	9.3%	$42,940	9.5%
Selling, general and administrative (1)	41,918	10.0%	48,151	10.6%
Depreciation and amortization	72,235	17.2%	83,236	18.4%
Restructuring charge (2)	1,923	0.4%	421	0.1%
Other operating expense (income)	31	0.0%	(21)	0.0%
Total operating expenses	$155,493	36.9%	$174,727	38.6%

(1)	2010 SG&A expenses include $0.7 million of debt issuance costs related to the marketing of a high-yield offering, which we did not pursue.
(2)

Restructuring costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations, including termination benefits and costs to consolidate facilities or relocate employees, and costs associated with a reduction in force, including termination benefits. The Company will not realize future benefits from these costs.

System operations expenses decreased $3.5 million or 8.3%, to $39.4 million in 2011 as compared to $42.9 million in 2010. The decrease was driven by lower property taxes, system repair costs and labor from the workforce reductions initiated in the first quarter of 2011. As a percentage of total revenue, system operations expenses decreased to 9.3% this year as compared to 9.5% in the prior year. Per average installed room, system operations expenses also decreased, to $2.05 per room per month for 2011 compared to $2.06 for 2010.

Selling, general and administrative (“SG&A”) expenses decreased $6.3 million or 12.9%, to $41.9 million in 2011 as compared to $48.2 million in 2010.  The decrease resulted from lower professional services and labor from the workforce reductions initiated in the first quarter of 2011, our first quarter expense mitigation initiative and debt issuance costs incurred during the prior year period.  As a percentage of revenue, SG&A expenses were 10.0% in the current year compared to 10.6% in the prior year.  SG&A expenses were $2.18 per average installed room per month in 2011 compared to $2.31 in 2010.

Depreciation and amortization expenses were $72.2 million in 2011 as compared to $83.2 million in 2010.  The decline was due to the reduction in capital investments over the past three years, lower cost systems being installed and certain assets becoming fully depreciated.  As a percentage of revenue, depreciation and amortization expenses were 17.2% in 2011 compared to 18.4% in 2010.

In 2011, we initiated a program to gain operating efficiencies by reorganizing departments, reducing layers of management and refocusing on organizational initiatives.  The program reduced our workforce by approximately 7%.  As a result of this action and our previous restructuring and reduction in force initiatives, we incurred costs of $1.9 million during 2011.  During 2010, we had costs of $0.4 million related to restructuring and workforce reduction activities.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating Income.  As a result of the factors described above, operating income increased to $28.5 million in 2011 as compared to $23.4 million in the prior year.

Interest Expense.  Interest expense was $31.2 million in the current year versus $33.5 million in 2010.  The all-in weighted average interest rate was 8.4% for the current year versus 7.4% for 2010.  The increase in our interest rate was related to the 6.5% interest rate on our amended Credit Facility and the quarterly payments on our interest rate swap commitment during the first half of 2011 at approximately 5%.  The interest rate swaps expired effective June 30, 2011.  The outstanding balance of our debt under the Credit Facility decreased to $363.3 million at December 31, 2011 from $373.6 million at the end of the prior year.  Interest expense for 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position.  Interest expense for 2010 included $1.5 million of non-cash interest charges related to our interest rate swap position.

Loss on Early Retirement of Debt.  In 2011, we made an additional prepayment on the term loan of $2.0 million and, as result of this prepayment and the Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs.  During 2010, we made additional prepayments totaling $96.8 million on our term loan and expensed $1.1 million of unamortized debt issuance costs.

Taxes.  During 2011, we recorded a net tax benefit of $2.6 million, consisting of taxes incurred of $0.7 million, primarily for state franchise taxes, and a $3.3 million Canadian tax benefit.  For 2010, we incurred taxes of $0.8 million, primarily for state franchise taxes.

Net Loss.  As a result of the factors described above, net loss was $0.6 million for 2011 compared to a net loss of $11.7 million in the prior year.

Results of Operations — Years Ended December 31, 2010 and 2009

Revenue Analysis.  Total revenue for 2010 was $452.2 million, a decrease of $32.3 million or 6.7%, compared to 2009.  The decrease was driven by lower Guest Entertainment and System Sales and Related Services revenues, partially offset by increases in revenue from Hotel Services, Advertising Services and Healthcare.

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $33.0 million or 6.9%, to $443.7 million in 2010 compared to $476.7 million in 2009.  Average monthly Hospitality and Advertising Services revenue per room was $21.29 for 2010, a decrease of 2.0% as compared to $21.73 per room in the prior year.  Guest Entertainment revenue decreased $37.2 million or 12.6%, to $258.6 million in 2010 as compared to $295.8 million in 2009.  Hotel Services revenue increased $4.5 million or 3.4%, to $136.1 million during 2010 versus $131.6 million in 2009.  System Sales and Related Services revenue decreased $3.3 million or 7.8%, to $39.1 million for 2010 as compared to $42.4 million for 2009.  Advertising Services revenue increased $3.0 million or 42.7%, to $9.9 million during 2010 as compared to $6.9 million in 2009.

Healthcare revenue, which includes the sale of interactive systems and services to healthcare facilities, increased $0.7 million or 8.7%, to $8.5 million during 2010 as compared to $7.8 million for 2009.

Direct costs (exclusive of operating expenses and depreciation and amortization discussed separately below).  Total direct costs were $254.0 million, or 56.2% of revenue, in 2010, a decrease of $19.9 million as compared to $273.9 million, or 56.5% of revenue, in 2009.  The decrease in total direct costs was primarily related to decreases in hotel commissions and content royalties, lower system and equipment costs and a reduction in recurring connectivity and other Internet support costs.

Operating Expenses.  System operations expenses increased $0.3 million or 0.8%, to $42.9 million in 2010 as compared to $42.6 million in 2009.  Selling, general and administrative (“SG&A”) expenses increased $2.7 million or 5.8%, to $48.2 million in 2010 as compared to $45.5 million in 2009.  These increases were related to debt issuance costs related to financing options and higher fuel costs, legal fees, service and maintenance costs, travel and business development costs.  Depreciation and amortization expenses were $83.2 million in 2010 as compared to $100.3 million in 2009.  As a percentage of revenue, depreciation and amortization expenses were 18.4% in 2010 compared to 20.7% in 2009.

During 2010, we incurred costs of $421,000 related to our workforce reduction initiatives, while we had costs of $603,000 in 2009.

Operating Income.  As a result of the factors described above, operating income was $23.4 million in 2010 as compared to $21.7 million in 2009.

Interest Expense.  Interest expense was $33.5 million in 2010 versus $38.1 million in 2009.  The decrease resulted from the change in the weighted average outstanding balance of our debt under our Credit Facility, to $423.9 million at December 31, 2010 from $535.0 million at December 31, 2009.  The all-in weighted average interest rate increased to 7.4% for 2010 versus 7.0% for 2009.  Interest expense for 2010 included $1.5 million of non-cash interest charges related to our interest rate swap position; there were no such charges included for 2009.

Gain on Extinguishment of Debt.  During 2009, we acquired $31.5 million of our outstanding debt as part of a debt reduction initiative, at 70.5% of par value, and recorded a gain on extinguishment of the debt of $9.3 million.  The acquisition was made through a wholly-owned subsidiary, a permitted investment under our Credit Facility.

Loss on Early Retirement of Debt.  During 2010, we made additional prepayments totaling $96.8 million on our term loan and expensed $1.1 million of unamortized debt issuance costs.  During 2009, we made additional prepayments totaling $85.4 million on our term loan and expensed $1.5 million of unamortized debt issuance costs associated with the early retirement of our debt.

Taxes.  During 2010, we incurred taxes of $0.8 million, primarily for state franchise taxes.  For 2009, we also incurred state franchise taxes of $0.8 million.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our primary cost drivers are predetermined rates, such as hotel commissions; license fees paid for major motion pictures and other content or one-time fixed fees for independent films; and cable television programming costs.  However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information.  The critical policies related to the more significant judgments and estimates used in the preparation of the financial statements are further discussed within the Notes of the financial statements as follows:

➢              Revenue Recognition – footnote #2

➢              Goodwill and Other Intangible Assets – footnote #6, and see discussion below relating to goodwill

➢              Restructuring – footnote #14

Goodwill

As discussed in footnote #6, we operate in three reportable segments, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill in the amounts of $92.6 million and $7.5 million, respectively.

We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.

In our 2011 test, we determined there was no impairment.  In performing our test, key assumptions used to determine the reporting units’ fair values include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.  Our revenue is closely linked to the performance of products and services sold to business and leisure travelers.  We are working to stabilize the revenue and profits in our Guest Entertainment business. If revenue and profits were to decline in a persistent fashion, this could cause an impairment of goodwill. Further, other events might adversely affect the carrying value of goodwill.  Such events may include, but are not limited to, a significant slow-down in economic activities, a deterioration of market conditions, revenue and profits declining in a persistent fashion and an erosion of the capital markets.  Goodwill impairment assessments are inherently judgmental and involve a number of assumptions.

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued FASB ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  The amendments in this ASU will allow the FASB time to redeliberate the presentation of reclassification adjustments contained in FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” issued in June 2011.  While the FASB is reconsidering the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income, the new guidance will supersede and defer only those related paragraphs in FASB ASU No. 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements which were in effect before FASB ASU No. 2011-05.  All other requirements of FASB ASU No. 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single, continuous statement of comprehensive income or two separate, but consecutive statements.  This guidance is effective at the same time as the amendments contained in FASB ASU No. 2011-05, so entities will not be required to comply with the requirements it is deferring.  For public companies, this is for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest.  At December 31, 2011, we had debt totaling $363.3 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Term loan	$362,601	$319,089
Capital leases	699	699
	$363,300	$319,788

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

We had two interest rate swap agreements, with notional values of $312.5 million, at a fixed rate of 5.09%, and $125.0 million, at a fixed rate of 4.97%, both of which expired in June 2011.  The term loan interest rate as of December 31, 2011 was 6.5% and the capital lease interest rate was 7.0%.  Our all-in weighted average interest rate for the year ended December 31, 2011, was 8.4%, compared to 7.4% for the year ended December 31, 2010, due to the 6.5% interest rate on our amended Credit Facility and the quarterly payments on our interest rate swap arrangements during the first half of 2011.  As of December 31, 2011, we had fixed rate debt of $0.7 million and variable rate debt of $362.6 million.  For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, using those criteria, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers is incorporated by reference from the sections entitled “Executive Officers,” “Election of Directors – Board of Directors and Nominees” and “Compliance with Reporting Requirements of Section 16 of the Exchange Act” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Information concerning Audit Committee membership and the Audit Committee’s designated financial expert is incorporated by reference from the sections entitled “Election of Directors – Corporate Governance and Committees of the Board of Directors–Committees” and “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

We have adopted a written code of business conduct and ethics, which applies to all employees, including the principal executive officer, principal financial officer and accounting officer, controller or persons performing similar functions and all members of the Board of Directors.  The policies are found on our website, which is http://www.lodgenet.com.

The charters of our Audit Committee, Governance and Nominating Committee and Compensation Committee may also be found on our website.

Item 11 - Executive Compensation

Information concerning executive remuneration and transactions is incorporated by reference from the sections entitled “Election of Directors – Director Compensation,” “Election of Directors – Executive Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled “About the Annual Meeting – Who are the largest owners of LodgeNet’s stock and how much stock do our directors and executive officers own?” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.  Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.  We do not know of any arrangement which could, at a subsequent date, result in a change of control.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled “Certain Transactions with Management and Others” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

Item 14 - Principal Accounting Fees and Services

The information concerning principal accounting fees and services is incorporated by reference from the section entitled “Audit Committee Report” of our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2011, included herein.

Exhibits — Following is a list of Exhibits filed with this report.  Exhibits 10.14 through 10.21 constitute management contracts.  Exhibits 10.1, 10.2, 10.3, 10.7, 10.8, 10.9, 10.10, and 10.11 constitute compensatory plans.

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

10.12

$675,000,000 Credit Agreement dated as of April 4, 2007 among LodgeNet Entertainment Corporation, as Borrower, Credit Suisse Securities (USA) LLC as Syndication Agent, U.S. Bank National Association as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent (17)

10.13

First Amendment to Credit Agreement dated as of April 4, 2007 among LodgeNet Interactive Corporation (formerly LodgeNet Entertainment Corporation), the several lenders from time to time parties thereto (the “Lenders”), the Syndication Agent and Documentation Agent party thereto and JPMORGAN CHASE BANK, N.A. (as successor to Bear Stearns Corporate Lending Inc.), as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) (18)

10.14	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen (19)

10.15	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and David M. Bankers (20)

10.16	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro (21)

10.17	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Steven R. Pofahl (22)

10.18	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Gary H. Ritondaro (23)

10.19	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White (24)

10.20	Executive Employment Agreement dated as of August 27, 2008 between LodgeNet Interactive Corporation and Scott E. Young (25)

10.21	Executive Employment Agreement dates as of February 25, 2010 between LodgeNet Interactive Corporation and Frank P. Elsenbast (26)

10.22	Agreement dated February 28, 2012 between LodgeNet Interactive Corporation and Mast Capital Management, LLC (27)

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(2)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Current Report on Form 8-K dated November 17, 2008.

(3)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(5)	Incorporated by Reference to Exhibit 4.6 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

(6)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009.

(7)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(8)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(9)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(10)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(11)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(12)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(13)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(15)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(16)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

(18)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated March 22, 2011.

(19)	Incorporated by Reference to Exhibit 10.17 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Incorporated by Reference to Exhibit 10.18 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(21)	Incorporated by Reference to Exhibit 10.19 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(22)	Incorporated by Reference to Exhibit 10.20 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(23)	Incorporated by Reference to Exhibit 10.21 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(24)	Incorporated by Reference to Exhibit 10.22 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(25)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on September 2, 2008.

(26)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on March 2, 2010.

(27)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on February 29, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 15, 2012.

LodgeNet Interactive Corporation

By:	/s/ Scott C. Petersen
Scott C. Petersen,
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 15, 2012.

Signature	Title	Date

	President, Chief Executive Officer	March 15, 2012
/s/ Scott C. Petersen	and Chairman of the Board of Directors
Scott C. Petersen	(Principal Executive Officer)

	Senior Vice President	March 15, 2012
/s/ Frank P. Elsenbast	Chief Financial Officer
Frank P. Elsenbast	(Principal Financial & Accounting Officer)

/s/ Martin L. Abbott	Director	March 15, 2012
Martin L. Abbott

/s/ R. Douglas Bradbury	Director	March 15, 2012
R. Douglas Bradbury

/s/ John E. Haire	Director	March 15, 2012
John E. Haire

/s/ J. Scott Kirby	Director	March 15, 2012
J. Scott Kirby

/s/ Vikki I. Pachera	Director	March 15, 2012
Vikki I. Pachera

/s/ Edward L. Shapiro	Director	March 15, 2012
Edward L. Shapiro

/s/ Scott H. Shlecter	Director	March 15, 2012
Scott H. Shlecter

/s/ Phillip M. Spencer	Director	March 15, 2012
Phillip M. Spencer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Interactive Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

LodgeNet Interactive Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is stated in Management’s Report on Internal Control Over Financial Reporting within the 2011 Annual Report to Shareholders.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

March 15, 2012

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$14,019	$8,381
Accounts receivable, net	53,963	49,332
Other current assets	11,021	12,728
Total current assets	79,003	70,441

Property and equipment, net	119,164	156,917
Debt issuance costs, net	4,373	3,681
Intangible assets, net	91,642	99,005
Goodwill	100,081	100,081
Other assets	14,409	13,881
Total assets	$408,672	$444,006

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$48,255	$60,303
Current maturities of long-term debt	10,395	4,807
Accrued expenses	18,813	22,327
Fair value of derivative instruments	-	10,353
Deferred revenue	19,949	23,168
Total current liabilities	97,412	120,958

Long-term debt	352,905	368,832
Other long-term liabilities	9,296	8,565
Total liabilities	459,613	498,355

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued; 57,266 and 57,500 outstanding at December 31, 2011 and December 31, 2010, respectively (liquidation preference of $1,000 per share; $57,266,000 and $57,500,000 total at December 31, 2011 and December 31, 2010, respectively)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,272,734 and 25,088,539 shares outstanding at December 31, 2011 and December 31, 2010, respectively	253	251
Additional paid-in capital	384,843	388,961
Accumulated deficit	(438,527)	(437,896)
Accumulated other comprehensive income (loss)	2,489	(5,666)
Total stockholders’ deficiency	(50,941)	(54,349)
Total liabilities and stockholders’ deficiency	$408,672	$444,006

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Hospitality and Advertising Services	$410,919	$443,654	$476,658
Healthcare	10,343	8,518	7,834
Total revenues	421,262	452,172	484,492

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	232,181	249,745	269,997
Healthcare	5,128	4,290	3,918
Operating expenses:
System operations	39,386	42,940	42,605
Selling, general and administrative	41,918	48,151	45,494
Depreciation and amortization	72,235	83,236	100,309
Restructuring charge	1,923	421	603
Other operating expense (income)	31	(21)	(126)
Total direct costs and operating expenses	392,802	428,762	462,800

Income from operations	28,460	23,410	21,692

Other income and (expenses):
Interest expense	(31,206)	(33,537)	(38,092)
Gain on extinguishment of debt	-	-	9,292
Loss on early retirement of debt	(158)	(1,050)	(1,537)
Other (expense) income	(349)	326	(747)

Loss before income taxes	(3,253)	(10,851)	(9,392)
Benefit (provision) for income taxes	2,622	(834)	(763)

Net loss	(631)	(11,685)	(10,155)
Preferred stock dividends	(5,744)	(5,750)	(3,114)

Net loss attributable to common stockholders	$(6,375)	$(17,435)	$(13,269)

Net loss per common share (basic and diluted)	$(0.25)	$(0.71)	$(0.59)

Weighted average shares outstanding (basic and diluted)	25,082,921	24,454,796	22,439,325

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income

(Dollar amounts in thousands, except share data)

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total
Balance, December 31, 2008	-	$-	22,664,164	$227	180,000	$(2,825)	$329,740	$(416,056)	$(39,834)	$(128,748)
Common stock option exercises	-	-	3,000	-	-	-	1	-	-	1
Retirement of treasury stock	-	-	(180,000)	(2)	(180,000)	2,825	(2,823)	-	-	-
Preferred stock issuance	57,500	1	-	-	-	-	53,695	-	-	53,696
Preferred stock dividends	-	-	-	-	-	-	(3,114)	-	-	(3,114)
Share-based compensation	-	-	-	-	-	-	1,057	-	-	1,057
Restricted stock	-	-	50,500	-	-	-	667	-	-	667
Comprehensive income:
Net loss	-	-	-	-	-	-	-	(10,155)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,861
Change in fair value on interest rate swap agreements	-	-	-	-	-	-	-	-	13,748
Comprehensive income	-	-	-	-	-	-	-	-	-	5,454
Balance, December 31, 2009	57,500	$1	22,537,664	$225	-	$-	$379,223	$(426,211)	$(24,225)	$(70,987)
Common stock option exercises	-	-	17,000	-	-	-	48	-	-	48
Common stock issuance	-	-	2,484,000	25	-	-	13,633	-	-	13,658
Preferred stock dividends	-	-	-	-	-	-	(5,750)	-	-	(5,750)
Share-based compensation	-	-	-	-	-	-	1,281	-	-	1,281
Restricted stock	-	-	49,875	1	-	-	480	-	-	481
Warrants issued	-	-	-	-	-	-	46	-	-	46
Comprehensive income:
Net loss	-	-	-	-	-	-	-	(11,685)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	778
Change in fair value on interest rate swap agreements	-	-	-	-	-	-	-	-	17,781
Comprehensive income	-	-	-	-	-	-	-	-	-	6,874
Balance, December 31, 2010	57,500	$1	25,088,539	$251	-	$-	$388,961	$(437,896)	$(5,666)	$(54,349)
Common stock option exercises	-	-	13,000	-	-	-	10	-	-	10
Preferred stock dividends	-	-	-	-	-	-	(5,744)	-	-	(5,744)
Preferred stock conversion	(234)	-	61,904	1	-	-	(1)	-	-	-
Share-based compensation	-	-	-	-	-	-	1,142	-	-	1,142
Restricted stock	-	-	109,291	1	-	-	475	-	-	476
Comprehensive income:
Net loss	-	-	-	-	-	-	-	(631)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(687)
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	-	-	-	4,928
Change in fair value on interest rate swap agreements	-	-	-	-	-	-	-	-	3,914
Comprehensive income	-	-	-	-	-	-	-	-	-	7,524
Balance, December 31, 2011	57,266	$1	25,272,734	$253	-	$-	$384,843	$(438,527)	$2,489	$(50,941)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(631)	$(11,685)	$(10,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,235	83,236	100,309
Gain on extinguishment of debt (non-cash)	-	-	(9,292)
(Gain) loss on derivative instruments	(1,511)	1,511	-
Loss on early retirement of debt	158	1,050	1,537
Share-based compensation and restricted stock	1,618	1,762	1,724
Deferred tax benefit	(3,256)	-	-
Other, net	1,083	304	588
Change in operating assets and liabilities:
Accounts receivable, net	(6,406)	2,571	12,385
Other current assets	2,135	(1,063)	1,173
Accounts payable	(11,980)	21,410	(5,713)
Accrued expenses and deferred revenue	(2,374)	4,268	(4,981)
Other	969	(1,658)	(1,403)
Net cash provided by operating activities	52,040	101,706	86,172

Investing activities:
Property and equipment additions	(27,318)	(21,825)	(21,341)
Net cash used for investing activities	(27,318)	(21,825)	(21,341)

Financing activities:
Repayment of long-term debt	(10,525)	(101,408)	(91,109)
Payment of capital lease obligations	(717)	(1,031)	(1,437)
Borrowings on revolving credit facility	75,000	45,000	-
Repayments of revolving credit facility	(75,000)	(45,000)	-
Debt issuance costs	(2,658)	-	-
Purchase of long-term debt	-	-	(23,685)
Proceeds from investment in long-term debt	614	5,921	5,410
Proceeds from issuance of common stock, net of offering costs	-	13,658	-
Proceeds from issuance of preferred stock, net of offering costs	-	-	53,696
Payment of dividends to preferred shareholders	(5,750)	(5,750)	(1,677)
Exercise of stock options	9	49	2
Proceeds from issuance of stock warrants	-	46	-
Net cash used for financing activities	(19,027)	(88,515)	(58,800)

Effect of exchange rates on cash	(57)	4	180
Increase (decrease) in cash	5,638	(8,630)	6,211
Cash at beginning of period	8,381	17,011	10,800

Cash at end of period	$14,019	$8,381	$17,011

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of December 31, 2011, we provided interactive media and connectivity services to approximately 1.6 million hotel rooms in North America and select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of December 31, 2011, our systems were installed in 68 healthcare facilities, representing approximately 15,900 beds.

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

➢              Envision.  The Envision platform allows us to generate revenue through multiple means.  We generate revenue through a one-time setup fee associated with enabling premium applications, such as eCompendium and eConcierge, from the subscription fees for the contract premium applications and through commissions on transactions initiated by guests.  As with our cable television programming services, we charge the hotel monthly for these subscriptions.  We recognize revenue from the setup upon installation, and the applications in the period in which such services are sold and when collection is reasonably assured.  We establish the prices charged to each hotel and no future performance obligations exist on services which have been provided to the hotel.  Persuasive evidence of an arrangement exists through our long-term contract with each hotel.  We recognize commission revenue on transactions initiated by guests in the period in which such services are provided to the hotel guest and when collection is reasonably assured.  Persuasive evidence of a purchase exists through the transaction recorded on our system.  No future performance obligations exist with respect to these types of transactions once they have been provided to the hotel guest.  The prices related to our products or services are fixed or determinable prior to the transaction occurring.  A nominal amount of Envision revenue was recognized in 2011.

➢              Internet Service and Support.  We provide ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers.  In addition, we provide, in some cases, the hotel property with the portal to access the Internet.  We receive monthly service fees from such hotel properties for our maintenance services and Internet access.  We recognize the service fee ratably over the term of the contract.  The prices for these services are fixed and determinable prior to delivery of the service.  The fair value of these services is known due to objective and reliable evidence from contracts and standalone sales.  Under the service agreement, which includes maintenance and Internet access, we recognize revenue ratably over the term of the maintenance and service contract, typically three years.

➢              Internet System Sales.  We provide Internet access through the sale and installation of equipment.  Revenue from the sale and installation of this equipment is recognized when the equipment is installed.  The delivery and installation of the equipment are concurrent.  In addition, this equipment, which can be acquired from other manufacturers or retailers, has standalone value to the customer.  The software used within these systems can also be supplied by other vendors unrelated to us.  Equipment prices are fixed and determinable prior to delivery and are based on objective and reliable sales evidence from a standalone basis.

➢              Hotel System Sales and Support.  We also market and sell our guest entertainment interactive systems to hotels, along with recurring support for interactive content, software maintenance and technical field service, for a fixed fee.  Revenue from the sale and installation of the interactive system, including the operating software, is deferred and recognized over the term of the contract, generally five years, due to inseparable proprietary software elements.  The multiple deliverables are not separate units of accounting because the proprietary software is required to operate the system and we do not license or sell the software separately under this business model.  The interactive system prices are fixed and determinable prior to delivery.  Revenue from this arrangement, which includes equipment, operating software, interactive content and maintenance services, is recognized ratably over the term of the related contract.

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

➢

Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary, The Hotel Networks, and server-based channels within our interactive room base.  Advertising-based media services include traditional television advertising, video-on-demand or interactive advertising, programming, carriage services and channel access services.  The Hotel Networks delivers targeted advertising to hotel rooms on, or sells programming providers access to, satellite-delivered channels.  In addition to the satellite platform, we generate revenue from server-based channels and other interactive and location-based applications which can be delivered by our interactive television platform.  Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured.  We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast.  Persuasive evidence of an arrangement exists through our contracts with each advertiser.

➢

Healthcare System Sales and Support.  We provide our interactive television infrastructure and content to the healthcare industry.  We generate revenue from two sources: 1) the sale and installation of system equipment and 2) support agreements with the facility to provide software maintenance, programming and system maintenance for one year.  The package price of the interactive system and related maintenance is fixed and determinable prior to delivery, and the consideration of each deliverable is derived using the relative selling price method.  The entire selling price of the interactive system is recognized upon installation, and is calculated using the estimated selling price on a standalone basis.  The support arrangement, which includes interactive content, software maintenance and system services, is renewable upon completion of the initial year.  Vendor-specific objective evidence of selling price based on our renewal history is used to determine the selling price of the support arrangement, which is recognized ratably over the term of the related contract.  The hospital is under no obligation to contract with us for the support arrangement.  They may contract with other providers and utilize the equipment and software installed by us.

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

Property and Equipment — Our property and equipment is stated at cost, net of accumulated depreciation and amortization.  Installed hotel systems consist of equipment and related costs of installation, including certain payroll costs, sales commissions and customer acquisition costs directly related to the successful acquisition of hotel contracts.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to system operations expense as incurred.  We begin depreciating hotel systems when such systems are installed and activated.  Depreciation of other equipment begins when such equipment is placed in service.  We attribute no salvage value to equipment, and depreciation and amortization are computed using the straight-line method over the following useful lives:

Years
Buildings	30
Hotel systems	1 ½ – 7
Other equipment	3 – 10

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

Goodwill Impairment — We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles - Goodwill and Other.”  Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually.  We perform our goodwill impairment test for each reporting unit during the fourth quarter.  Impairment testing could occur more frequently if there is a triggering event or a change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.  We did not encounter such triggering events during 2011.

Effective January 1, 2011, we adopted additional provisions of FASB ASC Topic 350, which provide that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists.  In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, loss of key personnel or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not that impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.  During 2011, we evaluated relevant qualitative factors, including our market capitalization, financial forecasts and industry developments; we determined it was not more likely than not that an impairment existed in our Hospitality reporting unit.

We operate in three reportable segments, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill.  For reporting units with positive carrying values, FASB ASC Topic 350 requires a two-step impairment test for goodwill, to be performed annually or if a triggering event indicates the carrying value may not be recoverable.  If there were such a triggering event, the first step would be to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit.  Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions.  Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions.  We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets.  We believe the income approach provides the best estimate of fair value, and utilize a discounted cash flow analysis based on key assumptions and estimates.  We also reconcile the aggregate reporting units’ fair values to their indicated market capitalization.  Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.

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

As of December 31, 2011, our Hospitality segment had a negative carrying value of $(53.0) million.  We determined it was not more likely than not that goodwill impairment existed using qualitative factors.  These factors included a calculation of discounted cash flows, comparison of our market capitalization against similar companies, signs of improvement in the economy, increasing hotel occupancy and our new product initiatives.  Our Advertising unit’s fair value substantially exceeded its carrying value as of December 31, 2011 and, as a result, no further evaluation is required and no impairment loss existed.

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

Intangible Assets — In accordance with FASB ASC Topics 350, “Intangibles — Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or a change in circumstances warrant modifications to the carrying amount of the assets.  These triggering events or circumstances include a significant deterioration in market conditions.  We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies, rights and patents	2 – 10
Content agreements and relationships	4

Software Developed for Internal Use — We have capitalized certain costs of developing internal use software for our Guest Entertainment systems in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This requires capitalization of qualifying costs incurred during the software’s application development stage and to expense as incurred costs incurred during the preliminary project and post implementation/operation stages.  We evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or a change in circumstances warrant modifications to the carrying amount of the assets.  We capitalized internal system development costs of $3.6 million, $3.3 million and $1.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization of such costs was $2.2 million, $2.8 million and $3.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Software Developed for Sale — We have capitalized certain costs of developing software for sale for our healthcare, free-to-guest and Internet systems in accordance with FASB ASC Topic 985, “Software.”  This requires capitalization of qualifying costs incurred after the establishment of technological feasibility and to expense costs incurred prior to that point as research and development.  Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized to direct costs based on current and future revenue, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life.  We capitalized system development for sale costs of approximately $459,000, $613,000 and $893,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization of such costs was approximately $567,000, $415,000 and $181,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development Costs — Research and development costs related to our software development activities are expensed as incurred.  We charged research and development activities of $431,000, $567,000 and $512,000 to operating expense during the years ended December 31, 2011, 2010 and 2009, respectively.

Concentration of Credit Risks and Customer Data — We derive most of our revenue from entities in the lodging industry.  During 2011, hotels owned, managed or franchised by Hilton Worldwide (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 17.9% and 16.1%, respectively, of our consolidated revenue.  The Hilton-owned properties account for approximately 8.5% of total properties operating under the Hilton brand within our room base.  In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton-owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties.  In 2008, the Hilton master services agreement was extended through December 31, 2009, and is currently on month-to-month terms as we negotiate a new agreement with current management, which we expect to finalize in 2012.  Business has not been held up or impacted by not having this master agreement signed.  We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott.  In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott.  The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel owned or managed by Marriott expires.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition.  No other customers account for more than 10% of our total revenue.

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

Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us.  In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf.  Collectability is reasonably assured, as supported by our credit check process, nominal write-off history and broad customer base.  Our interactive hotel base is well diversified in terms of location, demographics and customer contracts.  If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.  The allowance for doubtful accounts was $437,000, $409,000 and $652,000 at December 31, 2011, 2010 and 2009, respectively.

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

Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of FASB ASC Topic 740, “Income Taxes.”  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities.  Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  During 2011, we removed the valuation allowance associated with our Canadian deferred tax assets and recognized a $3.3 million deferred tax benefit.  See Note 15.  FASB ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.

Comprehensive Income — We follow FASB ASC Topic 220, “Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized.  Total comprehensive income is disclosed in the Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income and includes net loss and other comprehensive income, which is comprised of amortization of unrealized loss on interest rate swaps, changes in fair value on interest rate swaps and foreign currency translation adjustments.  Comprehensive income was as follows for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Net loss	$(631)	$(11,685)	$(10,155)
Other comprehensive income:
Foreign currency translation adjustment	(687)	778	1,861
Changes due to cash flow hedging:
Amortization of unrealized loss on interest rate swaps	4,928	-	-
Change in fair value on interest rate swaps	3,914	17,781	13,748
Other comprehensive income	8,155	18,559	15,609
Total comprehensive income	$7,524	$6,874	$5,454

Components of accumulated other comprehensive income (loss), as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	Unrealized (Loss) Gain on Interest Rate Swap Agreements	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2008	$(40,371)	$537	$(39,834)
Change during period	13,748	1,861	15,609
Balance, December 31, 2009	(26,623)	2,398	(24,225)
Change during period	17,781	778	18,559
Balance, December 31, 2010	(8,842)	3,176	(5,666)
Change during period	8,842	(687)	8,155
Balance, December 31, 2011	$-	$2,489	$2,489

Treasury Stock — We account for treasury stock under the cost method and include it as a component of stockholder’s deficiency within our Consolidated Balance Sheets.  Accordingly, we include the cash payment to acquire the treasury stock as a component of financing activities within our Consolidated Statements of Cash Flows.  In 2007, we began to repurchase shares of common stock as treasury stock.  A total of 530,000 shares were repurchased.  In March 2008, we retired 350,000 shares, with the remaining 180,000 shares retired in March 2009.  There is no treasury stock at December 31, 2011.

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31.  Dollar amounts are in thousands, except share data:

	2011	2010	2009
Basic EPS:
Net loss	$(631)	$(11,685)	$(10,155)
Preferred stock dividends	(5,744)	(5,750)	(3,114)
	$(6,375)	$(17,435)	$(13,269)
Loss allocated to participating securities (1)	-	-	-
Net loss available to common stockholders	$(6,375)	$(17,435)	$(13,269)

Weighted average shares outstanding for basic
earnings per common share	25,082,921	24,454,796	22,439,325
Basic earnings per share	$(0.25)	$(0.71)	$(0.59)

Diluted EPS:
Net loss	$(631)	$(11,685)	$(10,155)
Preferred stock dividends	(5,744)	(5,750)	(3,114)
	$(6,375)	$(17,435)	$(13,269)
Loss allocated to participating securities (1)	-	-	-
Net loss available to common stockholders	$(6,375)	$(17,435)	$(13,269)

Weighted average shares outstanding for basic
earnings per common share	25,082,921	24,454,796	22,439,325
Dilutive effect of potential shares (2)	N/A	N/A	N/A
Weighted average shares outstanding for diluted
earnings per common share	25,082,921	24,454,796	22,439,325
Diluted earnings per share	$(0.25)	$(0.71)	$(0.59)

Participating securities (1)	122,625	65,625	76,209

Potential dilutive common shares (2)	16,990,537	17,062,267	17,029,401

(1)                                For the years ended December 31, 2011, 2010 and 2009, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)                                For the years ended December 31, 2011, 2010 and 2009, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in the years ended December 31, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.  Share-based compensation expense recognized in the year ended December 31, 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

Statements of Cash Flows — Cash is comprised of demand deposits.  Cash paid for interest was $32.1 million, $31.9 million and $38.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Cash paid for taxes, primarily state franchise tax, was $667,000, $856,000 and $929,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Effect of Recently Issued Accounting Standards — In May 2011, the FASB issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform Step 1 of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test.  The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered.  FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, even if an entity’s annual test date is before the issuance date of September 15, 2011, provided the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued FASB ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  The amendments in this ASU will allow the FASB time to redeliberate the presentation of reclassification adjustments contained in FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” issued in June 2011.  While the FASB is reconsidering the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income, the new guidance will supersede and defer only those related paragraphs in FASB ASU No. 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements which were in effect before FASB ASU No. 2011-05.  All other requirements of FASB ASU No. 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single, continuous statement of comprehensive income or two separate, but consecutive statements.  This guidance is effective at the same time as the amendments contained in FASB ASU No. 2011-05, so entities will not be required to comply with the requirements it is deferring.  For public companies, this is for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

Financial Assets and Financial Liabilities - The estimated carrying and fair values of our financial instruments in the financial statements were as follows at December 31 (dollar amounts in thousands):

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Interest rate swaps - liability position	$-	$-	$10,353	$10,353
Long-term debt	$363,300	$319,788	$373,639	$349,426

The fair value of our long-term debt is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value.  For our capital leases, the carrying value approximates the fair value.

The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.  The fair value of the swap agreements was recognized in our current liabilities.  Changes in fair value were recognized in other comprehensive income if the hedge was effective and in interest expense if the hedge was ineffective.

For the year ended December 31, 2010, the total fair value amount of $10.4 million for our interest rate swaps was included in Level 2 of the fair value hierarchy, as described above.  There was no fair value measurement for the year ended December 31, 2011, as our interest rate swap arrangements expired effective June 30, 2011.

We estimated the fair value of the interest rate swaps based on mid-market data from a third-party provider.  We periodically reviewed and validated this data on an independent basis.  The fair value determination also included consideration of nonperformance risk, which did not have a material impact on the fair value.

Nonfinancial Assets and Nonfinancial Liabilities – Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

In 2011, as a result of reduced profitability, our cost method investment in a high-speed Internet service provider with a carrying amount of $3.0 million was written down to its Level 3 fair value of $2.8 million, resulting in an impairment charge of $0.2 million.  There was no impairment charge incurred during the year ended December 31, 2010.  During the year ended December 31, 2009, the same investment was written down from its carrying amount of $4.4 million to its Level 3 fair value of $3.0 million, resulting in an impairment charge of $1.4 million.

Note 4 — Property and Equipment, Net

Property and equipment was comprised as follows at December 31 (dollar amounts in thousands):

	2011	2010
Land, building and equipment	$114,407	$115,031
Hotel systems	610,807	726,638
Total	725,214	841,669
Less - depreciation and amortization	(606,050)	(684,752)
Property and equipment, net	$119,164	$156,917

We recorded depreciation and amortization expense for property, plant and equipment of $63.0 million, $73.8 million and $89.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5 — Debt Issuance Costs

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility.  We capitalized $2.7 million of debt issuance costs during the year ended December 31, 2011.  No costs were capitalized during the years ended December 31, 2010 and 2009.  Unamortized debt issuance costs of $0.2 million, $1.1 million and $1.5 million were written off in 2011, 2010 and 2009, respectively (see Note 8).  Amortization of the debt issuance costs was $1.8 million in 2011, $1.3 million in 2010 and $1.6 million in 2009.  Debt issuance costs recorded in the balance sheets were as follows at December 31 (dollar amounts in thousands):

	2011	2010
Debt issuance costs	$12,204	$9,705
Accumulated amortization	(7,831)	(6,024)
	$4,373	$3,681

Note 6 — Goodwill and Other Intangible Assets

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

Per FASB ASC Topic 350, “Intangibles — Goodwill and Other,” our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable.  Effective January 1, 2011, we adopted FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350.  This ASU provides that reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, loss of key personnel or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not that impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.

Impairment testing is not required for our finite-life intangibles unless there is a triggering event or a change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.

We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.

In our 2011 test, we determined there was no impairment.  In performing our test, key assumptions used to determine the reporting units’ fair values include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.  Our revenue is closely linked to the performance of products and services sold to business and leisure travelers.  A significant slow-down in economic activities could adversely impact our business, financial condition, results of operations and cash flows.  Consequently, our goodwill may be impaired if the market conditions deteriorate, revenues and profits decline in a persistent fashion or the capital market erodes.

As of December 31, 2011, our Hospitality segment had a negative carrying value of $(53.0) million.  We determined it was not more likely than not that goodwill impairment existed using qualitative factors.  These factors included a calculation of discounted future cash flows, comparison of our market capitalization against similar companies, signs of improvement in the economy, increasing hotel occupancy and our new product initiatives. Our Advertising unit’s fair value substantially exceeded its carrying value as of December 31, 2011 and, as a result, no further evaluation is required and no impairment loss existed.

In our 2010 and 2009 tests, we determined there was no impairment.

The carrying amount of goodwill by reportable segment for the years ended December 31, 2011, 2010 and 2009 was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2009
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)
	92,614	7,467	100,081
Activity during the period	-	-	-

Balance as of December 31, 2010
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	-	(11,212)	(11,212)
	92,614	7,467	100,081
Activity during the period	-	-	-

Balance as of December 31, 2011
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

There were no triggering events or change in circumstances for the years ended 2011, 2010 or 2009; therefore, there were no impairment charges recorded.

We have the following intangible assets at December 31 (dollar amounts in thousands):

	2011		2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(30,237)	$120,315	$(23,950)
Other acquired intangibles	13,988	(13,273)	13,956	(12,769)
Tradenames	3,145	(2,508)	3,124	(2,107)
Acquired patents	5,216	(5,004)	5,175	(4,739)
	$142,664	$(51,022)	$142,570	$(43,565)

We recorded amortization expense of $7.5 million, $8.2 million and $9.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009.  We estimate total amortization expense for the years ending December 31 as follows (dollar amounts in millions): 2012 - $6.8; 2013 - $6.5; 2014 - $6.4; 2015 - $6.3 and 2016 - $6.2.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 7 — Accrued Expenses

Accrued expenses were comprised as follows at December 31 (dollar amounts in thousands):

	2011	2010
Property, sales and other taxes	$5,369	$6,411
Compensation	5,275	4,639
Interest	778	208
Programming related	958	1,782
Restructuring and reorganization	80	172
Preferred stock dividends	1,432	1,438
Purchase commitments	2,786	3,414
Other	2,135	4,263
	$18,813	$22,327

Note 8 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at December 31 (dollar amounts in thousands):

	2011	2010
Bank Credit Facility:
Term loan	$362,601	$372,511
Revolving loan committment	-	-
Capital leases	699	1,128
	363,300	373,639
Less current maturities	(10,395)	(4,807)
	$352,905	$368,832

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

Effective March 22, 2011, we entered into a First Amendment (the “Amendment”) to the bank Credit Facility.  The Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014.  The restricted payment basket within the Amendment allows for dividend payments not to exceed $5,750,000 per year.  The Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants.  In 2011, the Company incurred $2.7 million of debt issuance costs related to certain fees and expenses in connection with this Amendment.

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

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.  As of December 31, 2011, our consolidated leverage ratio was 3.56 compared to the maximum allowable ratio of 4.00 and our consolidated interest coverage ratio was 2.77 compared to the minimum allowable ratio of 2.25.  Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013.  It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity.  The minimum allowable consolidated interest coverage ratio will continue to be 2.25 to maturity.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years.  Our fixed rate swap agreements expired in June 2011 (see Note 9).  The Amendment did not require us to enter into any hedge agreements.  The term loan interest rate as of December 31, 2011 was 6.5%.  The all-in weighted average interest rate for the year ended December 31, 2011 was 8.4%.  As of December 31, 2011, we were in compliance with all financial covenants required of our bank Credit Facility.

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

During 2011, we made our required quarterly payments totaling $8.5 million on the term loan, along with a prepayment of $2.0 million.  We expensed $0.2 million of debt issuance costs related to the prepayment and the Amendment described above.

In 2010, we made additional payments totaling $96.8 million on the term loan, in addition to the required payments of $4.6 million, and we wrote off $1.1 million of related debt issuance costs.

The Credit Facility provides for the issuance of letters of credit up to $7.5 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced from $15.0 million.  As of December 31, 2011, we had outstanding letters of credit totaling $350,000, which reduce amounts available under the revolving loan commitment.  During 2011, we borrowed $75.0 million under the revolving loan commitment and repaid the entire amount during the year.

Capital Leases — As of December 31, 2011, we had total capital lease obligations of $0.7 million.  Equipment acquired under capital lease arrangements totaled $0.1 million, $0.2 million and $0.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Our capital lease obligations consist primarily of vehicles used in our field service operations.

Long-term debt had the following scheduled annual maturities for the years ended December 31 (dollar amounts in thousands):

	2012	2013	2014	2015	2016
Long-term debt	$10,000	$15,000	$337,601	$-	$-
Capital leases	420	143	102	67	8
	10,420	15,143	337,703	67	8
Less amount representing interest on capital leases	(25)	(9)	(5)	(2)	-
	$10,395	$15,134	$337,698	$65	$8

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment.  As a result, our deferred losses of $4.9 million recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction.  All subsequent changes in the fair value of the swaps were recorded directly to interest expense.  For the year ended December 31, 2011, we recorded a loss of $4.9 million related to amortization of our deferred losses and a gain of $6.4 million related to the change in fair value of the interest rate swaps.  The net amount of $1.5 million is a non-cash gain and did not impact the amount of cash interest paid during the period.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of our derivative financial instruments were as follows (dollar amounts in thousands):

	Contractual/		Estimated Fair
	Notional	Balance Sheet	Value
	Amount	Location	Asset	(Liability)
Year ended December 31, 2010:
Interest rate swaps	$437,500	Current liabilities	$-	$(10,353)

Year ended December 31, 2011:
	$-	-	$-	$-

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31 was as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Year Ended December 31, 2010:
Interest rate swaps	$(4,632)	Interest expense	$20,902	Interest expense	$1,511

Year Ended December 31, 2011:
Interest rate swaps	$(89)	Interest expense	$4,672	Interest expense	$(1,511)

Note 10 — Commitments and Contingencies

Programming Agreements — We obtain non-exclusive rights to show recently released major motion pictures from motion picture studios pursuant to an agreement with each studio, which is typically two to five years in length.  The royalty rate for each movie is predetermined, with the studio receiving a percentage of the gross revenue from the movie.  For our television on-demand programming, we obtain rights to release television on-demand content, for which we pay a predetermined percentage of gross revenue or a one-time fixed fee.  In addition, we obtain non-exclusive rights to cable or premium television programming through an agreement with a third-party provider, whereby we pay a fixed monthly fee.  We obtain independent films, most of which are non-rated and intended for mature audiences, for a one-time fixed fee.  We also have rights to digital music content through our wholly-owned subsidiary.  We obtain our selection of Nintendo video games pursuant to a non-exclusive license agreement with Nintendo.  Under the terms of the agreement, we pay a monthly fee based on revenue generated from Nintendo video game services.  For our Hotel SportsNETSM programming, we obtain the rights to exhibit on-demand sporting event content for which we pay a predetermined percentage of gross revenue, subject to a minimum guarantee.  These agreements contain various restrictions, including default and termination procedures.

Minimum Guarantees — In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.  Generally, our programming contracts are two to five years in length.  The unpaid balance of programming-related minimum guarantees, reflected as a liability in our Consolidated Balance Sheet as of December 31, 2011, was approximately $0.9 million.  Additionally, purchase commitments are made as a result of long-term agreements with our vendors.  At December 31, 2011, our programming-related guarantees and purchase obligations were $12.6 million, including the amount noted above.

Operating Leases — We have entered into certain operating leases which, at December 31, 2011, require future minimum lease payments as follows: 2012 — $1.1 million; 2013 — $0.7 million; 2014 — $0.3 million; 2015 — $0.3 million; and 2016 — $0.1 million.  The leases, which relate to combination warehouse/office facilities for service operations or administrative offices for our subsidiaries, expire at dates ranging from 2012 to 2016.  Rental expense under all operating leases was $1.6 million, $2.0 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Legal Proceedings — We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, LinkSmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004, entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed, and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement, and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to the consolidated financial position, results of operations or cash flows.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009.  Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009.  Dividend payments not to exceed $5,750,000 in any fiscal year are allowable under the restricted payment basket as defined within the Amendment to our Credit Facility agreement.  In the event funds are not available, we would not be able to pay these dividends in cash.  Under these circumstances, the Company would be required to pay accumulated and unpaid dividends upon conversion.  Additionally, the preferred shareholders would receive a conversion rate approximately 10% higher than the original conversion rate.

Fourth quarter dividends were declared on the preferred stock by our Board of Directors on December 29, 2011.  As of December 31, 2011, we had $1.4 million of unpaid dividends.  The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance.  These dividends were paid on January 17, 2012.

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

Common Stock — In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock, $0.01 par value per share, to an underwriter for resale to the public at a price per share of $6.00, less an underwriting discount of $0.36 per share.  The underwriter had an option to purchase up to 324,000 additional shares of common stock at the same price to cover overallotments.  We completed our offering of 2,484,000 shares (inclusive of the underwriter’s option to purchase the additional 324,000 shares), bringing the total aggregate common stock sold to $14.9 million.  Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million.

Treasury Stock — In December 2007, our Board of Directors authorized a stock repurchase program of up to $15.0 million.  A total of 530,000 shares were repurchased.  In March 2008, we retired 350,000 shares, with the remaining 180,000 shares retired in March 2009.  There was no treasury stock at December 31, 2011.

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

Note 12 — Stock Option Plans

The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock units.  The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006.  As of December 31, 2011, there were 2,600,000 shares authorized under this plan and 344,471 shares available for grant.  In addition to the stock option and restricted stock awards currently outstanding under the 2003 Plan, we have stock options outstanding under previously approved plans, which are inactive.

Certain officers, directors and key employees have been awarded restricted stock and options to purchase common stock of LodgeNet under the 2003 Plan and other prior plans.  Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant.  The stock options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant.  Restrictions applicable to restricted stock lapse based either on performance or service conditions, as determined by the Compensation Committee of the Board of Directors.

We measure and recognize compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”  Share-based compensation expense recognized in 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Compensation cost:
Stock options	$1,142	$1,281	$1,057
Restricted stock	476	481	667
Total share-based compensation expense	$1,618	$1,762	$1,724

For the years ended December 31, 2011, 2010 and 2009, the cash received from stock option exercises was nominal.  Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.  The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the year ended December 31, 2011, we granted 35,000 stock options to non-employee directors of the Company and granted 212,500 stock options to certain officers and employees.  The valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.  We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

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

Share-based compensation expense recognized in our results for the years ended December 31, 2011, 2010, and 2009 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Our forfeiture rates were estimated based on our historical experience.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31 are set forth in the table below:

	2011	2010	2009
Weighted average fair value of options granted	$ 3.32	$ 4.23	$ 1.61

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	4.0%	4.2%	4.3%
Weighted average expected volatility	94.0%	93.0%	72.0%
Weighted average expected life – employee	5.50 years	5.25 years	5.25 years
Weighted average expected life – officers	6.00 years	5.75 years	5.75 years
Weighted average expected life – non-employee director	8.25 years	8.00 years	8.00 years

The following is a summary of the stock option activity for the years ended December 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,412,350	$17.10
Granted	291,500	2.23
Exercised	(3,000)	0.70
Forfeited/canceled	(18,550)	19.28
Outstanding, December 31, 2009	1,682,300	14.48
Granted	391,500	5.50
Exercised	(17,000)	2.65
Forfeited/canceled	(394,050)	16.59
Outstanding, December 31, 2010	1,662,750	11.99
Granted	247,500	4.23
Exercised	(13,000)	0.70
Forfeited/canceled	(339,325)	17.28
Outstanding, December 31, 2011	1,557,925	$9.70	5.9	$230,263

Options exercisable, December 31, 2011	960,702	$12.56	4.6	$113,230

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options which would have been received by the option holders had all option holders exercised their options on December 31, 2011.  The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was nominal.

The fair value of options vested during the years ended December 31, 2011, 2010, and 2009 was approximately $1,344,000, $1,145,000, and $1,105,000, respectively.

For the year ended December 31, 2011, 261,575 vested options to purchase shares with a weighted average exercise price of $17.53 expired.  The remaining outstanding share options expire in 2012 through 2021.  For the year ended December 31, 2010, 281,550 vested option to purchases shares with a weighted average exercise price of $20.65 expired, and for the year ended December 31, 2009, 17,050 vested options to purchase shares with a weighted average exercise price of $18.76 expired.

Restricted Stock

For the years ended December 31, 2011, and 2010, we awarded 81,250 and 20,000 shares of time-based restricted stock, respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan.  We did not award any shares for the year ended December 31, 2009.  The shares vest over four years from the date of grant, with 50% vested at the end of year three and 50% at the end of year four.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.

For the years ended December 31, 2011, 2010, and 2009, we awarded 66,500, 76,000 and 87,500 shares of time-based restricted stock, respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan.  The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized 50% at the date of grant and 50% ratably over the one year vesting period.

We recorded the following amounts in our Consolidated Statements of Operations related to restricted stock for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Compensation cost – restricted stock:
Time-based vesting	$ 476	$ 481	$ 667
Total share-based compensation expense – restricted stock	$ 476	$ 481	$ 667

A summary of the status of restricted stock and changes as of December 31, 2011 is set forth below:

	Time-Based		Performance-Based
	Restricted Stock	Weighted Average Grant-date Fair Value	Restricted Stock	Weighted Average Grant-date Fair Value
Outstanding, beginning of period	84,000	$ 9.90	625	$ 31.10
Granted	147,750	3.85	-	-
Vested	(90,750)	7.47	-	-
Outstanding, end of period	141,000	$ 5.12	625	$ 31.10

Unrecognized Compensation Expense

As of December 31, 2011, unrecorded compensation costs related to awards issued under our various share-based compensation plans were as follows (dollar amounts in thousands):

	December 31, 2011	Weighted average recognition period (months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$1,279	24.0
Restricted stock - time-based vesting	326	21.4
Total unrecognized compensation cost	$1,605

Note 13 — Employee Benefit Plans

We sponsor defined contribution plans covering eligible employees.  The plans provide for employer contributions based on the level of employee participation.  As part of a prior expense reduction program, the Company suspended the 401(k) corporate matching contribution.  As a result, there was no contribution expense for the years ended December 31, 2011, 2010 and 2009.  The 401(k) corporate matching contribution continues to be suspended for 2012.

Note 14 — Restructuring

In 2011, we initiated a program to gain operating efficiencies by reorganizing departments, reducing layers of management and refocusing on organizational initiatives.  The program reduced our workforce by approximately 7%.  As a result of this action and our previous reduction in force initiative, we incurred $1,857,000 of severance-related costs and $86,000 of consolidation or closure of facilities costs during the year ending December 31, 2011.  As a result of a 2008 expense reduction program, we incurred $327,000 of severance-related costs and $61,000 of consolidation or closure of facilities costs during the year ending December 31, 2010, and we incurred $342,000 of severance-related costs and $294,000 of consolidation or closure of facilities costs during the year ended December 31, 2009.  All such costs are included in operating expenses on the Consolidated Statements of Operations.

As a result of our post-acquisition activities, we incurred restructuring expense reductions of $20,000, expenses of $33,000 and expense reductions of $33,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  The 2011 and 2010 amounts were adjustments of estimated accruals related to the consolidation or closure of acquired facilities.  Expenses for 2009 consisted of $386,000 related to the consolidation or closure of acquired facilities and a reduction of $419,000 in employee severance costs, due to unused outplacement services and insurance benefits.  All expenses and reductions are included in operating expenses on the Consolidated Statements of Operations.

In January 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.

We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily reduction in force initiatives, will be in the range of $0.5 million to $1.5 million.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Total
December 31, 2008 balance	$1,996	$440	$2,436
Charges to expense	(77)	680	603
Cash payments	(1,583)	(698)	(2,281)
December 31, 2009 balance	336	422	758
Charges to expense	327	94	421
Cash payments	(628)	(379)	(1,007)
December 31, 2010 balance	35	137	172
Charges to expense	1,857	66	1,923
Cash payments	(1,852)	(163)	(2,015)
December 31, 2011 balance	$40	$40	$80

Note 15 — Income Taxes

The (loss) gain before income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Domestic	$(4,653)	$(12,512)	$(11,401)
Foreign	1,400	1,661	2,009
Total	$(3,253)	$(10,851)	$(9,392)

The provision for income taxes varied from the federal statutory rate applied to total income as follows for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Federal income tax (benefit) computed at statutory rate (35%)	$(1,139)	$(3,798)	$(3,287)
State income taxes, net of federal benefit	263	463	353
Impairment charge	67	-	479
Other non-deductible items	334	384	60
Net change to valuation allowance, excluding change due to acquisitions	(2,147)	3,785	3,158
(Benefit) provision for income taxes	$(2,622)	$834	$763

The provision for income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
Current:
Federal	$-	$-	$-
State	405	713	543
Foreign	229	121	220
	634	834	763
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	(3,256)	-	-
	(3,256)	-	-

Total income tax (benefit) expense	$(2,622)	$834	$763

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consisted of the following at December 31 (dollar amounts in thousands):

	2011	2010	2009
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$227,870	$227,804	$220,979
Reserves and accruals	3,290	3,195	2,320
Net deferred revenue	7,812	7,356	5,766
Other tax assets	8,208	9,811	10,690
Valuation allowance	(232,368)	(237,848)	(221,665)
Total deferred tax assets	14,812	10,318	18,090

Deferred tax liabilities:
Tax over book depreciation/amortization	(11,556)	(10,318)	(18,090)
Total deferred tax liabilities	(11,556)	(10,318)	(18,090)

Net deferred tax asset	$3,256	$-	$-

We evaluated the realization of deferred tax assets and reduced the carrying amount of these deferred tax assets by a valuation allowance.  We considered various factors when assessing the future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors.  Significant judgment is required in making this assessment.  Our deferred tax assets were increased by $3.3 million for the removal of the full Canadian valuation allowance because we believe it is more likely than not all of the deferred tax assets in Canada will be realized.  The remaining valuation allowance is primarily attributable to uncertainty regarding the realization of United States state and other foreign net operating losses and tax credit carryforward benefits.  The deferred tax asset is recognized within other assets on our Consolidated Balance Sheets.

Our valuation allowance decreased $5.5 million in 2011.  This was primarily due to the expiration of federal and state net operating losses, releasing the Canadian valuation allowance, book depreciation and amortization in excess of tax depreciations and amortization and other book-to-tax differences.

At December 31, 2011, we had net operating loss carryforwards for United States federal income tax purposes aggregating to approximately $568.1 million and $452.8 million for United States state and local income tax purposes.  There were also approximately $5.3 million of Canadian federal net operating loss carryforwards.  At December 31, 2011, combined federal alternative minimum tax credit carryforwards and foreign tax credits totaled $0.4 million, available to offset future regular tax liabilities.  A portion of these loss carryforwards expire each year unless utilized.  Tax loss carryforwards expiring in the next five years are as follows (dollar amounts in thousands): 2012 - $15,968; 2013 - $0; 2014 - $0; 2015 - $0 and 2016 - $0.

Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation.  Accordingly, our ability to utilize net operating losses and tax credit carryforwards generated prior to the 2007 acquisition may be limited as a result of such “ownership change,” as defined.

We follow the provisions of FASB ASC Topic 740, “Income Taxes,” regarding the accounting for uncertainty in income taxes recognized in a company’s financial statements and the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.  We are not currently under audit in any income tax jurisdiction and have not signed any extensions to extend the statute of limitations to complete an audit.  Our tax returns remain open for all tax years after 2006 and, therefore, may be subject to audit in future periods.

The impact - increase (decrease) - on our Consolidated Balance Sheets as of December 31, 2011 and 2010 due to these provisions was as follows (dollars amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance

Year Ended December 31, 2010:
Uncertain Tax Benefit	$562	$-	$(72)	$490

Year Ended December 31, 2011:
Uncertain Tax Benefit	$490	$-	$(150)	$340

Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance.  The total amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate at December 31, 2011, is $340,000.  Unrecognized tax benefits were reduced in 2010 and 2011 by $72,000 and $150,000, respectively, as a result of a tax position taken and the expiration of statutory periods of assessment.  We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Note 16 — Segment Information

We operate in three reportable segments, Hospitality, Advertising Services and Healthcare.  We organize and manage our segments based upon the products and services delivered and the nature of our customer base receiving those products and services.  The Hospitality business distributes entertainment, media and connectivity services to the hospitality industry.  Our Advertising Services business generates revenue from the sale of advertising-based media services within our hospitality customer base, utilizing the same server-based technology or by satellite transmission.  Our Healthcare business generates revenue from the sale of interactive system hardware, software licenses, installation services and related programming and support agreements to the healthcare market.

Our Hospitality and Advertising Services businesses provide a variety of interactive and media network services to hotels and/or the respective hotels’ guests.  The products can include interactive video-on-demand programming, music, games, cable television programming, Internet services or advertising services, and have an analogous consumer base.  All products and services are delivered through a proprietary system platform utilizing satellite delivery technology, and are geared towards the hotels and their guests.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, depreciation and amortization expenses, restructuring charges, other operating income (expense), interest expense, gains and losses on the extinguishment and early retirement of debt, other income (expense) and income tax expense.  We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the years ended December 31 was as follows (dollar amounts in thousands):

	2011	2010	2009
Total revenue:
Hospitality	$400,963	$433,787	$469,743
Advertising Services	9,956	9,867	6,915
Healthcare	10,343	8,518	7,834
Total	$421,262	$452,172	$484,492

Operating profit:
Hospitality	$117,668	$128,879	$146,714
Advertising Services	1,915	769	(2,894)
Healthcare	2,311	2,070	1,903
Operating profit	121,894	131,718	145,723

Corporate	(19,245)	(24,672)	(23,245)
Depreciation and amortization	(72,235)	(83,236)	(100,309)
Restructuring charge	(1,923)	(421)	(603)
Other operating (expense) income	(31)	21	126
Interest expense	(31,206)	(33,537)	(38,092)
Gain on extinguishment of debt	-	-	9,292
Loss on early retirement of debt	(158)	(1,050)	(1,537)
Other (expense) income	(349)	326	(747)
Loss before income taxes	$(3,253)	$(10,851)	$(9,392)

Capital expenditures:
Hospitality	$23,067	$16,834	$17,433
Advertising Services	60	166	214
Healthcare	183	247	249
Corporate	4,008	4,578	3,445
Total	$27,318	$21,825	$21,341

Total assets:
Hospitality	$372,572	$406,085	$468,609
Advertising Services	10,199	13,746	11,728
Healthcare	5,455	633	616
Corporate	20,446	23,542	27,401
Total	$408,672	$444,006	$508,354

The following table presents revenues by country based on the location of the customer for the years ended December 31 (dollar amounts in thousands):

	2011	2010	2009
United States	$394,601	$423,883	$456,167
Canada	23,448	24,804	24,992
Mexico	2,255	2,414	1,952
Other	958	1,071	1,381
Total	$421,262	$452,172	$484,492

Property and equipment by country based on the location of the assets were as follows at December 31 (dollar amounts in thousands):

	2011	2010	2009
United States	$108,680	$142,713	$188,805
Canada	6,645	9,826	13,218
Mexico	3,839	4,378	4,640
Total	$119,164	$156,917	$206,663

Note 17 — Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data are in thousands of dollars, except share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenues	$118,052	$113,071	$113,794	$107,255
Net loss	(2,502)	(3,145)	(1,674)	(4,364)
Net loss attributable to common stockholders	(3,940)	(4,582)	(3,111)	(5,802)
Per common share (basic and diluted)	$(0.17)	$(0.18)	$(0.12)	$(0.23)

2011
Revenues	$107,729	$106,635	$106,847	$100,051
Net (loss) income	(908)	(2,924)	2,044	1,157
Net (loss) income attributable to common stockholders	(2,346)	(4,361)	607	(275)
Per common share (basic and diluted)	$(0.09)	$(0.17)	$0.02	$(0.01)

LodgeNet Interactive Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(Dollar amounts in thousands)

		Additions	Additions
	Balance	Charged to	Related to		Balance
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2009:
Allowance for Excess or Obsolete System Components	$568	$776	$-	$499	$845
Allowance for Doubtful Accounts	553	536	-	437	652
Allowance for System Removal	1,265	2,641	-	3,010	896
Deferred Tax Valuation Allowance	201,104	-	20,561	-	221,665

Year Ended December 31, 2010:
Allowance for Excess or Obsolete System Components	$845	$1,163	$-	$811	$1,197
Allowance for Doubtful Accounts	652	636	-	879	409
Allowance for System Removal	896	4,399	-	4,301	994
Deferred Tax Valuation Allowance	221,665	-	16,183	-	237,848

Year Ended December 31, 2011:
Allowance for Excess or Obsolete System Components	$1,197	$1,275	$-	$1,418	$1,054
Allowance for Doubtful Accounts	409	534	-	506	437
Allowance for System Removal	994	5,012	-	4,714	1,292
Deferred Tax Valuation Allowance	237,848	-	-	5,480	232,368