Form 10-Q
period 2012-03-31
LODGENET INTERACTIVE CORP
filed 2012-05-09
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

At May 3, 2012, there were 25,347,609 shares outstanding of the registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our,” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.

“LodgeNet,” “On Command,” “The Hotel Networks,” “Envision,” “eCompendium,” “eConcierge” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation.  All rights reserved.  iPad is a trademark of Apple, Inc.  All other trademarks or service marks used herein are the property of their respective owners.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$9,473	$14,019
Accounts receivable, net	43,587	53,963
Other current assets	10,307	11,021
Total current assets	63,367	79,003

Property and equipment, net	118,242	119,164
Debt issuance costs, net	3,732	4,373
Intangible assets, net	89,882	91,642
Goodwill	100,081	100,081
Other assets	13,111	14,409
Total assets	$388,415	$408,672

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$48,697	$48,255
Current maturities of long-term debt	11,701	10,395
Accrued expenses	17,967	18,813
Deferred revenue	19,404	19,949
Total current liabilities	97,769	97,412

Long-term debt	335,583	352,905
Other long-term liabilities	8,814	9,296
Total liabilities	442,166	459,613

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series B cumulative perpetual convertible, 10%, 57,500 issued; 57,266 outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation preference of $1,000 per share; $57,266,000 total at March 31, 2012 and December 31, 2011, respectively)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 25,347,609 and 25,272,734 shares outstanding at March 31, 2012 and December 31, 2011, respectively	253	253
Additional paid-in capital	383,706	384,843
Accumulated deficit	(440,624)	(438,527)
Accumulated other comprehensive income	2,913	2,489
Total stockholders’ deficiency	(53,751)	(50,941)
Total liabilities and stockholders’ deficiency	$388,415	$408,672

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Hospitality and Advertising Services	$91,794	$105,835
Healthcare	2,901	1,894
Total revenues	94,695	107,729

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	54,745	59,361
Healthcare	1,848	922
Operating expenses:
System operations	8,935	10,069
Selling, general and administrative	9,187	9,689
Depreciation and amortization	15,219	19,641
Restructuring charge	632	1,160
Other operating income	(49)	(14)
Total direct costs and operating expenses	90,517	100,828

Income from operations	4,178	6,901

Other income and (expenses):
Interest expense	(5,965)	(7,671)
Loss on early retirement of debt	(156)	(158)
Other income	17	317

Loss before income taxes	(1,926)	(611)
Provision for income taxes	(171)	(297)

Net loss	(2,097)	(908)
Preferred stock dividends	(1,432)	(1,438)

Net loss attributable to common stockholders	$(3,529)	$(2,346)

Net loss per common share (basic and diluted)	$(0.14)	$(0.09)

Weighted average shares outstanding (basic and diluted)	25,165,165	25,037,122

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,097)	$(908)
Currency translation adjustment:
Unrealized net change during period	424	454
Cash flow hedging:
Net gain on interest rate swaps	-	(89)
Reclassification of net realized loss on interest rate swaps	-	4,003
Amortization of unrealized loss on interest rate swaps	-	448
Total cash flow hedging	-	4,362
Other comprehensive income	424	4,816
Comprehensive (loss) income	$(1,673)	$3,908

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(2,097)	$(908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,219	19,641
Gain on derivative instruments	-	(745)
Loss on early retirement of debt	156	158
Share-based compensation and restricted stock	286	414
Other, net	136	122
Change in operating assets and liabilities:
Accounts receivable, net	10,526	(2,667)
Other current assets	339	459
Accounts payable	382	4,709
Accrued expenses and deferred revenue	(1,765)	(2,127)
Other	(405)	178
Net cash provided by operating activities	22,777	19,234

Investing activities:
Property and equipment additions	(9,150)	(4,645)
Net cash used for investing activities	(9,150)	(4,645)

Financing activities:
Repayment of long-term debt	(17,500)	(3,025)
Payment of capital lease obligations	(164)	(214)
Borrowings on revolving credit facility	10,000	25,000
Repayments of revolving credit facility	(10,000)	(25,000)
Debt issuance costs	-	(2,410)
Proceeds from investment in long-term debt	1,022	177
Payment of dividends to preferred shareholders	(1,432)	(1,438)
Exercise of stock options	10	5
Net cash used for financing activities	(18,064)	(6,905)

Effect of exchange rates on cash	(109)	9
(Decrease) increase in cash	(4,546)	7,693
Cash at beginning of period	14,019	8,381

Cash at end of period	$9,473	$16,074

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2012, and for the three month periods ended March 31, 2012 and 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission.  Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2011, as filed with the Commission.  The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2012	2011
Land, building and equipment	$114,412	$114,407
Hotel systems	601,141	610,807
Total	715,553	725,214
Less - depreciation and amortization	(597,311)	(606,050)
Property and equipment, net	$118,242	$119,164

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

Effective January 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.”  This ASU allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is more likely than not the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test must be performed for that reporting unit or units.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.

Per FASB ASC Topic 350, our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable.  The goodwill impairment test is a two step test; the first step compares a reporting unit’s fair value to its carrying amount.  If the carrying amount is positive and does not exceed the reporting unit’s fair value, no impairment loss exists.  If the carrying amount exceeds the reporting unit’s fair value, the second step (Step 2) is to be performed.  Reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not that an impairment loss exists, we evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, loss of key personnel or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not that impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.

We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.  During the first quarter of 2012, we did not encounter events or circumstances which could trigger an impairment of our goodwill or intangible assets, and the adoption of the additional provisions of FASB ASC Topic 350, as noted above, has not had an impact on our consolidated financial position, results of operations or cash flows.  The determination of fair value requires us to make significant estimates and assumptions.  These estimates may differ from actual results due to inherent uncertainty, such as deterioration in market conditions, prohibiting expected revenue recovery levels.  Our revenue is closely linked to the performance of products and services sold to business and leisure travelers.  A significant slow-down in economic activities impacting the travel and lodging industry, consumer conservatism and other market dynamics, including hotel room loss, a decline in Guest Entertainment revenue, new technologies and increased competition, could adversely impact our business, financial conditions, results of operations and cash flows.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.  Consequently, our goodwill may be impaired if the market conditions deteriorate, revenues and profits decline in a persistent fashion or the capital market erodes.

The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2011
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)
	92,614	7,467	100,081
Activity during the period	-	-	-

Balance as of March 31, 2012
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

We had the following intangible assets (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$120,315	$(31,804)	$120,315	$(30,237)
Other acquired intangibles	13,987	(13,362)	13,988	(13,273)
Tradenames	3,162	(2,603)	3,145	(2,508)
Acquired patents	5,228	(5,041)	5,216	(5,004)
	$142,692	$(52,810)	$142,664	$(51,022)

We recorded amortization expense of $1.8 million and $2.0 million, respectively, for the three months ended March 31, 2012 and 2011.  We estimate total amortization expense for the nine months remaining in 2012 and the years ending December 31 as follows (dollar amounts in millions): 2012 - $5.0; 2013 - $6.6; 2014 - $6.4; 2015 - $6.3; 2016 - $6.2 and 2017 - $5.9.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended March 31.  Dollar amounts are in thousands, except share data:

	Three Months Ended
	March 31,
	2012	2011
Basic EPS:
Net income (loss)	$(2,097)	$(908)
Preferred stock dividends	(1,432)	(1,438)
	$(3,529)	$(2,346)
Income (loss) allocated to participating securities (1)	-	-
Net income (loss) available to common stockholders	$(3,529)	$(2,346)

Weighted average shares outstanding for basic earnings per common share	25,165,165	25,037,122
Basic earnings per share	$(0.14)	$(0.09)

Diluted EPS:
Net income (loss)	$(2,097)	$(908)
Preferred stock dividends	(1,432)	(1,438)
	$(3,529)	$(2,346)
Income (loss) allocated to participating securities (1)	-	-
Net income (loss) available to common stockholders	$(3,529)	$(2,346)

Weighted average shares outstanding for basic earnings per common share	25,165,165	25,037,122
Dilutive effect of potential shares (2)	N/A	N/A
Weighted average shares outstanding for diluted earnings per common share	25,165,165	25,037,122
Diluted earnings per share	$(0.14)	$(0.09)

Participating securities (1)	173,625	111,375

Potential dilutive common shares (2)	17,226,187	17,251,792

(1)

For the three months ended March 31, 2012 and 2011, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)

For the three months ended March 31, 2012 and 2011, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2012	2011
Property, sales and other taxes	$5,242	$5,369
Compensation	4,263	5,275
Interest	733	778
Programming related	1,183	958
Restructuring and reorganization	288	80
Preferred stock dividends	1,432	1,432
Purchase commitments	2,243	2,786
Other	2,583	2,135
	$17,967	$18,813

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (dollar amounts in thousands):

	March 31,	December 31,
	2012	2011
Bank Credit Facility:
Term loan	$346,122	$362,601
Revolving loan commitment	-	-
Capital leases	1,162	699
	347,284	363,300
Less current maturities	(11,701)	(10,395)
	$335,583	$352,905

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

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.  As of March 31, 2012, our consolidated leverage ratio was 3.67 compared to the maximum allowable ratio of 4.00 and our consolidated interest coverage ratio was 2.68 compared to the minimum allowable ratio of 2.25.  Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013.  It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity.  The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years.  Our fixed rate swap agreements expired in June 2011 (see Note 13).  The Amendment did not require us to enter into any hedge agreements.  The term loan interest rate as of March 31, 2012 was 6.5%.  The weighted average interest rate for the quarter ended March 31, 2012 was 6.6%.  As of March 31, 2012, we were in compliance with all financial covenants required by our bank Credit Facility.

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

During the first quarter of 2012, we made a prepayment of $15.0 million on the term loan, along with the required payment of $2.5 million.  We expensed $0.2 million of debt issuance costs related to the prepayment.

In the first quarter of 2011, we made our required quarterly payment of $1.0 million, prepaid $2.0 million on the term loan and expensed $0.2 million of debt issuance costs related to the prepayment and the Amendment described above.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced to $7.5 million.  As of March 31, 2012, we had outstanding letters of credit totaling $350,000, which reduce amounts available under the revolving loan commitment.  During the first quarter of 2012, we borrowed $10.0 million under the revolving loan commitment and repaid the entire amount during the quarter.

Capital Leases — As of March 31, 2012, we had total capital lease obligations of $1.2 million.  We acquired approximately $0.6 million of equipment under capital lease arrangements during the three months ended March 31, 2012.  Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of March 31, 2012, long-term debt had the following scheduled maturities for the nine months remaining in 2012 and the full years ending December 31, 2013 and after (dollar amounts in thousands):

	2012	2013	2014	2015	2016
Long-term debt	$7,500	$15,000	$323,622	$-	$-
Capital leases	420	295	250	213	37
	7,920	15,295	323,872	213	37
Less amount representing interest on capital leases	(24)	(16)	(9)	(3)	(1)
	$7,896	$15,279	$323,863	$210	$36

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 —  Comprehensive Income

FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive (loss) income reflects the changes in equity during a period from transactions related to foreign currency translation adjustments for the periods ended March 31, 2012 and 2011, and our interest rate swap arrangements for the period ended March 31, 2011.  Effective January 1, 2012, we adopted FASB ASU No. 2011-05, “Presentation of Comprehensive Income,” which is now codified under FASB ASC Topic 220.  This guidance gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income.  We elected to present two separate, but consecutive statements, presenting: each component of and a total of net income; each component of and a total of other comprehensive income; and a total of comprehensive income.  Effective January 1, 2012, we also adopted FASB ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which is now codified under FASB ASC Topic 220.  This ASU deferred certain aspects of FASB ASU No. 2011-05 while the FASB redeliberates the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income.

Accumulated other comprehensive income, as shown on our Consolidated Balance Sheets, consisted of foreign currency translation adjustments as of March 31, 2012 and December 31, 2011.

Note 8 — Statements of Cash Flows

Cash is comprised of demand deposits.  Cash paid for interest was $6.0 million and $8.0 million, respectively, for the three months ended March 31, 2012 and 2011.  Cash paid for taxes was $57,000 and $93,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 9 — Share-Based Compensation

We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in the three months ended March 31, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended March 31 (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Compensation cost:
Stock options	$194	$314
Restricted stock	92	100
Total share-based compensation expense	$286	$414

For the three months ended March 31, 2012 and 2011, cash received from stock option exercises was $10,000 and $5,000, respectively.  Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.  The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the three months ended March 31, 2012, we did not grant any stock options to non-employee directors of the Company; however, we did grant 217,500 stock options to certain officers and employees.  The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.  We do not pay dividends on our common stock; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

Restricted Stock

For the three months ended March 31, 2012, we did not award any shares of time-based or performance-based restricted stock to our non-employee directors; however, we did award 60,000 shares of time-based restricted stock to certain officers pursuant to our 2003 Stock Option Incentive Plan.  The shares will vest over four years from the date of grant, with 50% vested at the end of year three and 50% vested at the end of year four.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.  In the first quarter of 2012, we did not issue any performance-based restricted stock to our officers.

Note 10 — Restructuring

In 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.  As a result of this action, we incurred $0.6 million of costs during the three months ended March 31, 2012, related to our Hospitality and Advertising Services businesses.  As a result of the 2011 initiative to gain operating efficiencies by reorganizing departments and reducing layers of management, we incurred $1.2 million of costs during the three months ended March 31, 2011.  All such costs are included in operating expenses on the Consolidated Statements of Operations.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Total
December 31, 2011 balance	$40	$40	$80
Charges to expense	547	85	632
Cash payments	(388)	(36)	(424)
March 31, 2012 balance	$199	$89	$288

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

Effective January 1, 2012, we adopted FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820.  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include: quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.

Financial Assets and Financial Liabilities —  The estimated carrying and fair values of our financial instruments in the financial statements were as follows (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$347,284	$333,439	$363,300	$319,788

The fair value of our long-term debt is classified as Level 2 and is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases, which are reported at carrying value.  For our capital leases, the carrying value approximates the fair value.  The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.

Nonfinancial Assets and Nonfinancial Liabilities —  Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.  There was no triggering event which warranted an evaluation of impairment; therefore, there were no nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2012.

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

Financial information related to our reportable segments for the three months ended March 31 was as follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues:
Hospitality	$90,507	$103,301
Advertising Services	1,287	2,534
Healthcare	2,901	1,894
Total	$94,695	$107,729

Operating profit:
Hospitality	$23,452	$31,484
Advertising Services	342	540
Healthcare	103	443
Operating profit	23,897	32,467

Corporate	(3,917)	(4,779)
Depreciation and amortization	(15,219)	(19,641)
Restructuring charge	(632)	(1,160)
Other operating income	49	14
Interest expense	(5,965)	(7,671)
Loss on early retirement of debt	(156)	(158)
Other income	17	317
Loss before income taxes	$(1,926)	$(611)

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment.  As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction.  All subsequent changes in the fair value of the swaps were recorded directly to interest expense.  For the three months ended March 31, 2011, we recorded a loss of $448,000 related to nine days of amortization of our deferred losses and a gain of $1,193,000 related to the change in fair value of the interest rate swaps.  The net amount of $745,000 is a non-cash gain and did not impact the amount of cash interest paid during the quarter.

A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2011 was as follows (dollar amounts in thousands):

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

Note 14 — Perpetual Preferred Stock Dividend

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

Dividends were declared on the preferred stock by our Board of Directors.  We had $1.4 million of unpaid dividends as of March 31, 2012.  The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance.  These dividends were paid on April 16, 2012.

Note 15 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  On April 5, 2012, the Texas action was dismissed, and a similar action was filed in the Central District of California.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement, and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to our consolidated financial position, results of operations or cash flows.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.

Special Note Regarding Forward-Looking Statements

Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.”  When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 15, 2012, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:

             the effects of general economic and financial conditions;

             the economic condition of the hospitality industry, which can be particularly affected by general economic and financial conditions, as well as by factors such as high gas prices, levels of unemployment, consumer confidence, acts or threats of terrorism and public health issues;

             decreases in hotel occupancy, whether related to economic conditions or other causes;

             competition from providers of similar services and from alternative sources;

             changes in demand for our products and services;

             programming costs, availability, timeliness and quality;

             technological developments by competitors;

             developmental costs, difficulties and delays;

             relationships with clients and property owners;

             the impact of covenants contained in our credit agreement, compliance with which could adversely affect capital available to finance growth, and the violation of which would constitute an event of default;

             changes to government laws and regulations and industry compliance standards;

             potential effects of litigation;

             risks of expansion into new markets and territories;

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

Executive Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of March 31, 2012, we provided interactive media and connectivity services to approximately 1.6 million hotel rooms in North America and in select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of March 31, 2012, our systems were installed in 72 healthcare facilities, representing approximately 16,700 beds.

The Company experienced a 12.1% decrease in total revenue for the first quarter of 2012, to $94.7 million, a decrease of $13.0 million compared to the first quarter of 2011.  The decrease was primarily due to an 11.9% decline in the number of Guest Entertainment rooms served and also by a 1.5% decline in Hospitality and Advertising Services revenue per room.  Guest Entertainment revenue per room decreased 11.3% period over period, while revenue generated from non-Guest Entertainment services increased 10.8%.  Revenue generated from non-Guest Entertainment services comprised 51.4% of total revenue for the quarter.

Guest Entertainment revenue decreased $12.8 million or 21.8%.  The decrease in Guest Entertainment revenue resulted primarily from an 11.9% reduction in the average number of Guest Entertainment rooms served period over period and an 11.3% decline in Guest Entertainment revenue per room, which was primarily caused by a decline in revenue from Hollywood and non-theatrical movies.  The majority of room reductions were attributable to hotel customers who did not switch to a different interactive television provider, but chose to limit their media offering to only free television content.  The decline in revenue per room was due to several factors, including the top box office movies experiencing less popularity than the prior year, certain merchandising and promotional pricing initiatives which, in some cases, had a negative impact on revenue and reduced purchase frequency of mature content.  We are engaged in a comprehensive review of the issues impacting Guest Entertainment revenues.  This review includes all operating parameters impacting current performance, including recent marketing and pricing changes, modifications to the user interface and changes to content offerings, as well as general environmental factors.

Hotel Services revenue was $32.1 million in the current quarter, a decline of 7.6% versus the prior year period, primarily due to a 9.4% decline in the number of rooms receiving cable television programming services.  On a per-room basis, Hotel Services revenue increased 5.1% quarter over quarter, driven primarily by an increase in the number of rooms receiving high definition (“HD”) cable television programming service and the expiration of contracts with unfavorable terms.  System Sales and Related Services revenue per room improved 45.4%, related to professional services work, television programming system sales and service-related revenue and programming fees.  Our advertising services subsidiary generated revenue of $1.3 million, a decrease of 49.2% compared to the first quarter of 2011.  This decline was expected, due to the previously announced transition of our current analog Superblock platform to an expanded HD advertising platform, targeted to begin operation in early 2013.  Our Healthcare subsidiary generated $2.9 million of revenue during the first quarter of 2012, an increase of $1.0 million or 53.2%, driven by increased system installation revenue and a 31.5% increase in the number of beds receiving our recurring services.

Our total direct costs decreased $3.7 million or 6.1% period over period, to $56.6 million in the first quarter of 2012 as compared to $60.3 million in the first quarter of 2011.  The decrease in total direct costs was primarily due to lower sales volume in Guest Entertainment and Hotel Services, resulting in lower royalties, hotel commissions and programming fees.  Advertising Services direct costs were lower due to the transition to our new advertising platform.  Gross margins decreased to 40.2% for the first quarter of 2012, compared to 44.0% for the prior year period.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $1.7 million or 8.3% quarter over quarter, to $18.1 million in the first quarter of 2012 compared to $19.8 million in the prior year quarter.  Factors driving the improvement period over period include reduced system repair costs, content distribution costs, professional services and facilities expenses and our first quarter expense reduction initiatives, which included the reduction of personnel and other payroll-related expenses with a first quarter benefit of $1.5 million.  These changes will result in modest expense reductions going forward.  Depreciation and amortization expenses decreased 22.5%, to $15.2 million in the first quarter of 2012 versus $19.6 million in the first quarter of 2011.  The improvement was due to assets becoming fully depreciated, lower cost systems being installed and the reduction in capital investment levels over the past three years.  As a result of the factors noted above, operating income was $4.2 million in the first quarter of 2012 compared to $6.9 million in the prior year quarter.

We generated $22.8 million of cash from operating activities, an 18.4% increase as compared to $19.2 million in the first quarter of 2011.  Cash used for capital investments was $9.2 million in the first quarter of 2012.  In March 2012, we made the required quarterly payment of $2.5 million on our term loan and prepaid $15.0 million.

We continued to make progress on our strategic initiatives, such as Envision, and diversifying our business during the first quarter of 2012.  Hotel adoption of Envision, our cloud-connected interactive television system, continues to grow, which is driving the conversion of the room base to our higher revenue, HD platform and creating new subscription-based revenues.  As of March 31, 2012, our Envision platform was installed in over 43,000 rooms, with over 71,000 total rooms under contract.  Our LodgeNet Mobile App was launched during the quarter, expanding our relationship with the traveler beyond the guest room television.  The App is available in over 570,000 rooms as of March 31, 2012.  During the quarter, we upgraded or installed nearly 17,000 rooms with HD interactive systems.  These additional rooms brought us to over 326,000 HD rooms installed at the end of the first quarter, representing 22.5% of our Guest Entertainment room base.  Our HD platform continues to generate over 60% more revenue per room versus our analog base. In addition, the average cost to install a HD room has declined 24.7% quarter over quarter, to $140 per room, due to lower component and labor costs.

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

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).  One of our main sources of revenue, generating 48.6% of total revenue for the quarter ended March 31, 2012, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

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

•      The buy rate of hotel guests.  This is impacted by a number of issues, some of which are not under our control.  Specific issues impacting buy rate include:

•      The number of rooms equipped with our interactive high-definition television (“iHDTV”) systems.  We typically earn higher revenue from a property when we convert it to our iHDTV platform.  Our ability to expand our iHDTV room base is dependent on a number of factors, including availability of capital resources from the hotels and us to invest in HD televisions and equipment.  We are focused on accelerating the installation of our iHDTV systems as hotels increase their purchase of HD televisions.

•      The popularity, timeliness and amount of content offered at the hotel.  Our revenues vary, to a certain degree, with the number, timeliness and popularity of movie content available for viewing, and whether the content is presented in digital or analog format.  Historically, a decrease in the availability of popular movie content has adversely impacted revenue, and the availability of high definition content has increased revenue.  Although not completely within our control, we seek to program and promote the most popular available movie content and other content to maximize our revenue and profitability.

•      The price of the service purchased by the hotel guest.  Generally, we control the prices charged for our products and services, and manage pricing in an effort to maximize revenue and overall profitability.  We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions.  Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

•      The effectiveness of our promotional and marketing campaigns.  We believe we can promote increased browsing activity through: tiered pricing; an improved user interface and navigational experiences for hotel guests; and enhanced merchandising and marketing of the latest content in our exclusive hotel window.  By increasing browsing activity, attracting new buyers and lifting buy rates, we believe we can improve theatrical movie revenue per room.  Certain merchandising and promotional pricing programs may, in some cases, have a negative impact on revenue before they are modified or suspended.

•      The availability of alternative programming and portable devices.  We compete directly for customers with a variety of other content providers delivering content across different portable devices.  Competing content providers include cable and satellite television companies; Internet streaming services, including Netflix, Hulu and Amazon; and Internet websites which provide access to free adult content, including streaming video.  These sources of alternative content can be delivered across a variety of portable viewing devices, such as laptop computers, smart phones and iPads®.

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

Hotel Services (includes revenue from hotels for services such as television channels and recurring Internet service and support to the hotels).  Another major source of our revenue is providing cable television programming, hotel services applications on our Envision and Mobile platforms and Internet access services to the lodging industry, for which the hotel pays a fixed monthly fee.

•      Cable Television Programming.  We offer a wide variety of satellite-delivered cable television programming paid for by the hotel and provided to guests at no charge.  The cable television programming is delivered via satellite, pursuant to an agreement with DIRECTV®, and is distributed over the internal hotel network.  It typically includes premium channels such as HBO and Showtime, which broadcast major motion pictures and specialty programming, as well as non-premium channels, such as CNN and ESPN.  With the launch of the high-definition configuration of our interactive television system, we also began offering high-definition cable television programming to the extent available from broadcast sources and DIRECTV.

•      Mobile Applications.  In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  We launched the LodgeNet Mobile App in January 2012 and, as of March 31, 2012, it is available in over 570,000 rooms.  The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services.  For hotels, the app can be utilized to provide guests with customized brand and property information services.  We expect to drive new revenues from hotels as they subscribe for enhanced mobile services, such as making it possible for a guest to check out of their room or order room service by the pool on their mobile device.  The new app will also create a one-to-one marketing relationship with the consumer, where we can drive incremental revenues from advertising, promotional campaigns or from transactional revenue, such as ticket purchases or restaurant reservations.

•      Envision.  The Envision platform is our next generation, cloud-connected interactive television platform.  This is considered our standard platform and, as of March 31, 2012, we had 113 systems installed and providing services to over 43,000 rooms, and had over 71,000 rooms under contract.  Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  In addition, Envision enhances the guest experience by allowing expanded purchase options, to enable purchases of certain services through the interactive television system using personal credit cards or their hotel folio.  The Envision system also features traveler-centric guest applications, including real time flight data, local information and ecommerce opportunities, such as purchasing tickets for local area attractions and events, reserving tee times and making restaurant reservations.  Envision’s subscription apps and transactional-based revenues represent an ongoing revenue growth opportunity for the Company as we continue to expand our Envision room base and introduce additional apps.

•      Internet Service and Support.  We also design, install and operate wired and wireless Internet systems at hotel properties.  These systems control access to the Internet, provide bandwidth management tools and allow hotels to charge guests or provide the access as a guest amenity.  Post-installation, we generate recurring revenue through the ongoing maintenance, service and call center support services to hotel properties installed by us and also to hotel properties installed by other providers, or through a revenue-share model in which hotel guests pay for Internet and we pay a commission to our hotel customers.  While this is a highly competitive area, we believe we have important advantages as a result of our proactive monitoring interface with hotel systems to improve up time, existing hotel customer relationships and our nationwide field service network.

System Sales and Related Services.  We also generate revenue from other products and services within the hotel and lodging industry, including sales of interactive television and Internet access systems, HD programming reception equipment, Internet conference services and professional services, such as network design, project management and installation services.

Advertising Services.  We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of traditional television advertising, place-based digital advertising and promotional marketing solutions.  The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations.  By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services.  As of March 31, 2012, we provided advertising and media services to approximately 1.1 million hotel rooms.  As our hotel customers upgrade to high-definition signals, we believe our existing analog system will be less attractive both to hoteliers and to advertisers.  During 2012, it is our intention to transition our 300,000 room Superblock platform to an expanded high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base.  As an initial step of this transition, we discontinued certain services provided through the Superblock platform.  Our new high definition platform, targeted to begin operations in early 2013, will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes.  Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services.  As of March 31, we had the following number of rooms installed with the designated service:

	March 31,
	2012	2011
Total rooms served (1)	1,587,229	1,797,336
Total Guest Entertainment rooms (2)	1,447,034	1,649,296
Total iHDTV rooms (3)	326,145	273,309
Percent of Total Guest Entertainment rooms	22.5%	16.6%
Total Envision rooms (4)	43,681	1,099
Percent of Total Guest Entertainment rooms	3.0%	0.1%
Total Mobile rooms (5)	572,322	-
Percent of Total Guest Entertainment rooms	39.6%	-
Total Cable Television Programming (FTG) rooms (6)	918,574	1,013,551
Percent of Total Guest Entertainment rooms	63.5%	61.5%

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)

Guest Entertainment rooms, of which 92.1% were digital as of March 31, 2012, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	iHDTV rooms are equipped with high-definition capabilities.
(4)	Guest Entertainment rooms installed with our Envision interactive platform.
(5)	Guest Entertainment rooms compatible with the LodgeNet Mobile App.
(6)	Cable television programming (FTG) rooms receive basic or premium cable television programming.

High Definition Room Growth

We also track the penetration of our interactive, high-definition television (“iHDTV”) system, since rooms equipped with iHDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our analog systems.  iHDTV room growth occurs as we install our iHDTV system in newly contracted rooms or convert certain existing rooms to the iHDTV system in exchange for contract extensions.  The installation of an iHDTV system typically requires a capital investment by both the Company and the hotel operator.  During the past three years, iHDTV growth has been constrained by reduced hotel capital spending on HD televisions, given the negative impact of the economy on the hospitality industry.  We are prepared to increase capital investment levels and work jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company.  We installed our iHDTV systems in the following number of net new rooms as of March 31:

	March 31,
	2012	2011

Net new iHDTV rooms for the three months ended	16,906	2,859

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

Capital Investment Cost Per Installed Room

The average investment cost per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions.  The following table sets forth our average installation cost per room during the periods ended:

	Three Months Ended
	March 31,
	2012	2011

Average cost per installed iHDTV room	$140	$186

The decrease in the average cost per iHDTV room from 2011 to 2012 was primarily driven by lower component, installation and other related costs.

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

	Three Months Ended
	March 31,
	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.46	$11.79
Non-Guest Entertainment
Hotel Services	7.28	6.93
System Sales and Related Services	2.82	1.94
Advertising Services	0.29	0.51
	10.39	9.38
Total Hospitality and Advertising Services revenue per room	$20.85	$21.17

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $10.39 per room for the current quarter, a 10.8% increase from the prior year quarter.  Quarter over quarter, Guest Entertainment revenue per room decreased 11.3% to $10.46.  Total Non-Guest Entertainment revenue, including Healthcare, comprised 51.4% of total revenue during the first quarter of 2012.

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

	Three Months Ended
	March 31,
	2012	2011
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.15	$4.59
Hotel Services	6.16	5.76
System Sales and Related Services	2.07	1.26
Advertising Services	0.06	0.26
Total Hospitality and Advertising Services direct costs per room	$12.44	$11.87

Healthcare Business

The healthcare market in the United States consists of over 940,000 hospital beds across approximately 5,800 facilities.  We believe most hospitals currently do not have any form of interactive television services.  The primary reasons hospitals purchase interactive television systems are to increase patient satisfaction, to improve clinical outcomes and to increase operational efficiencies.  Our Healthcare revenue is generated through a variety of services and solutions provided to care facilities, including:

•	revenue generated from the sale of the interactive system hardware, software licenses and installation services;
•	revenue from the sale and installation of satellite television equipment and related programming;
•

revenue from recurring support agreements for interactive content, software maintenance and technical field service support, including service agreements covering cable plant, satellite television equipment and interactive systems; and

•	revenue generated from cable plant design, modification and installation, as well as television installation services.

As of March 31, these services and solutions were installed as follows:

	March 31,
	2012	2011
Systems installed	72	58
Beds served	16,741	12,659

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

	Three Months Ended
	March 31,
	2012	2011
Systems operations expenses	$2.03	$2.01
SG&A expenses	2.09	1.94
Depreciation and amortization (D&A)	3.46	3.93
Restructuring charge	0.14	0.24
Other operating income, net	(0.01)	-
	$7.71	$8.12

Systems operations as a percent of total revenue	9.4%	9.3%
SG&A as a percent of total revenue	9.7%	9.0%
D&A as a percent of total revenue	16.1%	18.2%
Total operating expenses as a percent of total revenue	35.8%	37.6%

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

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cash provided by operating activities	$22,777	$19,234
Property and equipment additions	(9,150)	(4,645)
	$13,627	$14,589

Liquidity and Capital Resources

During the first three months of 2012, cash provided by operating activities was $22.8 million, and we used $9.2 million of the cash we generated for property and equipment additions.  During the same period, we prepaid $15.0 million against our Credit Facility, in addition to the required payment of $2.5 million.  We also used $1.4 million for preferred stock dividends.  During the first three months of 2011, cash provided by operating activities was $19.2 million, and we used cash for property and equipment additions of $4.6 million.  During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payment of $1.0 million.  We also used $1.4 million for the preferred stock dividend payments.  Cash as of March 31, 2012 was $9.5 million versus $14.0 million as of December 31, 2011.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in April 2013.  We have significant outstanding indebtedness and financial commitments.  As of March 31, 2012, our debt totaled $347.3 million.  The majority of our debt matures in the next two years, including $346.1 million outstanding under the bank Credit Facility, which matures on April 4, 2014.  We estimate, but can provide no assurance, that cash flows from operations, combined with existing cash balances, available borrowings under the bank Credit Facility, including any extensions or replacements thereof, and, subject to market conditions and regulatory requirements, potential availability under our shelf registration will be sufficient to fund our cash requirements for scheduled interest and debt payments on our outstanding indebtedness, planned capital expenditures and projected working capital needs over the next twelve months.  Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for further details regarding risks relating to our sufficiency of cash flows, indebtedness and covenants.  As of March 31, 2012, working capital was negative $34.4 million, compared to negative $18.4 million at December 31, 2011.

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

Our leverage and interest coverage ratios were as follows for the periods ended March 31:

	2012	2011

Actual consolidated leverage ratio (1) (3)	3.67	3.46
Maximum per covenant	4.00	4.00

Actual consolidated interest coverage ratio (2) (3)	2.68	2.76
Minimum per covenant	2.25	2.25

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

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in the Amendment.  Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels.  We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants.  The actions within our control include our management of capital investment, working capital and operating costs and exploring other options, which may include alternative financing, raising additional capital, wage reductions, reduced service hours or other reductions to the workforce.  If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing.  If we were not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.

As of March 31, 2012, our consolidated leverage ratio was 3.67 compared to the maximum allowable ratio of 4.00.  Our ability to continue to comply with our current covenants is subject to the general economic climate and business conditions beyond our control.  Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary.  Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism and other market dynamics, including continued hotel room loss and decline in Guest Entertainment revenue per room, may continue to negatively impact our planned results and required covenants.  Our significant level of debt and interest payment obligations may impair our financial condition, limit our ability to compete, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our financial obligations.  The covenants under our Credit Facility may also restrict our ability to finance future operations or capital needs or to engage in other business activities.  If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  As of March 31, 2012, we are not aware of any events which would qualify under the Material Adverse Effect clause of the Credit Facility.  The total amount of long-term debt outstanding, including the current portion, as of March 31, 2012 was $347.3 million versus $363.3 million as of December 31, 2011.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced to $7.5 million.  As of March 31, 2012, we had outstanding letters of credit totaling $350,000.

As noted above, our Term B Credit Facility matures in April 2014 and the $25.0 million revolving credit facility matures in April 2013.  We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations.  Our ability to successfully refinance this debt will be impacted by a number of factors, including:

•                  our current financial performance, including revenue, AOCF, cash flow and consolidated leverage ratio;

•                  the outlook for the Company, including the rate of HD rollout, Hospitality revenue per room, the success of the Envision and Mobile platforms, the growth of our Advertising and Healthcare businesses and the overall financial forecast which results from these and other business initiatives; and

•                  the current state of the debt markets, which can be impacted by any range of economic or geopolitical issues impacting the global debt markets.

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

Obligations and commitments as of March 31, 2012 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$347,284	$11,701	$335,385	$198	$-
Interest on long-term debt (1)	47,394	24,007	23,385	2	-
Operating lease payments	2,290	1,025	947	318	-
Purchase obligations (2)	11,984	8,933	2,618	413	20
Minimum royalties (3)	459	459	-	-	-
Total contractual obligations	$409,411	$46,125	$362,335	$931	$20

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$350	$350	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.
(2)	Consists of open purchase orders and commitments.
(3)	In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.

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

Discussion and Analysis of Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue Analysis.  Total revenue for the first quarter of 2012 was $94.7 million, a decrease of $13.0 million or 12.1%, compared to the first quarter of 2011.  The decrease in revenue was from Guest Entertainment, Hotel Services and Advertising Services revenues, partially offset by increases in revenue from System Sales and Related Services and Healthcare.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended March 31:

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$46,069	48.6%	$58,922	54.6%
Hotel Services	32,052	33.8%	34,679	32.2%
System Sales and Related Services	12,386	13.1%	9,700	9.0%
Advertising Services	1,287	1.4%	2,534	2.4%
Total Hospitality and Advertising Services	91,794	96.9%	105,835	98.2%
Healthcare	2,901	3.1%	1,894	1.8%
	$94,695	100.0%	$107,729	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $14.0 million or 13.3%, to $91.8 million in the first quarter of 2012 compared to $105.8 million in the first quarter of 2011. Average monthly Hospitality and Advertising Services revenue per room was $20.85 in the first quarter of 2012, a decrease of 1.5% as compared to $21.17 in the prior year quarter. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended March 31:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.46	$11.79
Hotel Services	7.28	6.93
System Sales and Related Services	2.82	1.94
Advertising Services	0.29	0.51
Total Hospitality and Advertising Services revenue per room	$20.85	$21.17

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $12.8 million or 21.8%, to $46.1 million in the first quarter of 2012 as compared to $58.9 million in the prior year quarter. The decrease in revenue resulted primarily from an 11.9% reduction in the average number of Guest Entertainment rooms served and an 11.3% decline in Guest Entertainment revenue per room, which primarily resulted from a decline in revenue from Hollywood and non-theatrical movies, music, video games and television Internet access.  The majority of room reductions were attributable to hotel customers who did not switch to a different interactive television provider, but chose to limit their media offering to only free television content.  As a result, monthly Guest Entertainment revenue for the first quarter of 2012 declined to $10.46 compared to $11.79 for the first quarter of 2011.  On a per-room basis, average monthly movie revenue per room was $9.87 for the first quarter of 2012, an 11.3% reduction as compared to $11.13 per room in the prior year quarter.  Non-movie Guest Entertainment revenue per room decreased 10.6% to $0.59 in the first quarter of 2012, related to decreases in music and video game revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, was $32.1 million in the first quarter of 2012 versus $34.7 million in the first quarter of 2011.  On a per-room basis, monthly Hotel Services revenue for the first quarter of 2012 increased 5.1%, to $7.28 compared to $6.93 for the first quarter of 2011.  Monthly cable television programming revenue per room increased 5.4%, to $6.67 for the first quarter of 2012 as compared to $6.33 for the first quarter of 2011.  This increase was the result of an increase in the number of rooms receiving HD service and the expiration of contracts with unfavorable terms.  Recurring Internet revenue per room decreased slightly, to $0.58 in the current quarter compared to $0.60 in the prior year quarter.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For the first quarter of 2012, revenue increased $2.7 million or 27.7%, to $12.4 million as compared to $9.7 million for the first quarter of 2011.  The increase was the result of professional services work, television programming system sales and service-related revenue and programming fees.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  For the first quarter of 2012, revenue decreased $1.2 million or 49.2%, to $1.3 million as compared to $2.5 million in the prior year period.  This decrease was primarily the result of the transition of our analog system to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Healthcare revenue increased $1.0 million or 53.2%, to $2.9 million in the first quarter of 2012 as compared to $1.9 million for the first quarter of 2011, driven by higher revenue and more systems sales and installations in the current quarter, as well as an increase in the number of beds receiving our recurring services.  During the current quarter, we installed 810 beds and four facilities compared to 435 beds and two facilities during the prior year period.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $3.7 million or 6.1%, to $56.6 million in the first quarter of 2012 as compared to $60.3 million in the first quarter of 2011.  Total direct costs were 59.8% of revenue for the first quarter of 2012 as compared to 56.0% in the first quarter of 2011.  Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $54.7 million for the first quarter of 2012 compared to $59.4 million for the prior year quarter.  Lower sales volume in Guest Entertainment and Hotel Services resulted in lower royalties, hotel commission and programming fees.  Advertising Services direct costs were also lower, due to the transition of our advertising platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the quarter ended March 31 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$8,935	9.4%	$10,069	9.3%
Selling, general and administrative	9,187	9.7%	9,689	9.0%
Depreciation and amortization	15,219	16.1%	19,641	18.2%
Restructuring charge	632	0.7%	1,160	1.1%
Other operating income	(49)	(0.1)%	(14)	0.0%
Total operating expenses	$33,924	35.8%	$40,545	37.6%

System operations expenses decreased $1.2 million or 11.3%, to $8.9 million in the first quarter of 2012 as compared to $10.1 million in the first quarter of 2011.  The decrease was driven by reduced system repair costs and content distribution costs.  As a percentage of total revenue, system operations expenses were 9.4% this quarter as compared to 9.3% in the first quarter of 2011.  Per average installed room, system operations expenses were $2.03 per room per month versus to $2.01 in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $0.5 million or 5.2%, to $9.2 million in the current quarter as compared to $9.7 million in the first quarter of 2011.  The decrease was a result of lower professional services and facilities costs, in addition to our first quarter expense reduction initiatives, which included the reduction of personnel and other payroll-related expenses with a first quarter benefit of $1.5 million.  These changes will result in modest expense reductions going forward.  As a percentage of revenue, SG&A expenses were 9.7% in the current quarter versus 9.0% in the prior year quarter.  SG&A expenses were $2.09 per average installed room per month for the current quarter as compared to $1.94 in the first quarter of 2011.

Depreciation and amortization expenses were $15.2 million in the first quarter of 2012 as compared to $19.6 million in the first quarter of 2011.  The improvement was due to the reduction in capital investments over the past several years, lower cost systems being installed and certain assets becoming fully depreciated.  As a percentage of revenue, depreciation and amortization expenses were 16.1% in the first quarter of 2012 compared to 18.2% in the first quarter of 2011.

In 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.  As a result of this action, we incurred $0.6 million of costs during the current quarter.  As a result of the 2011 initiative to gain operating efficiencies by reorganizing departments and reducing layers of management, we had $1.2 million of costs during the first quarter of 2011.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating Income.  As a result of the factors described above, operating income was $4.2 million in the first quarter of 2012 compared to $6.9 million in the first quarter of 2011.

Interest Expense.  Interest expense was $6.0 million in the current quarter versus $7.7 million in the first quarter of 2011.  The weighted average interest rate was 6.6% for the first quarter of 2012 versus 8.3% for the first quarter of 2011.  The decreases in our interest expense and interest rate during the first quarter of 2012 were related to a lower outstanding debt balance and the expiration of our interest rate swap commitments.  The outstanding balance of our debt under the Credit Facility and our capital lease obligations decreased to $347.3 million in the first quarter of 2012 from $370.6 million in the first quarter of 2011.  In the first quarter of 2011, interest expense included a net $745,000 non-cash interest gain related to our interest rate swap position, including a $1,193,000 gain related to the change in fair value of the swaps and $448,000 in amortization of deferred losses frozen in other comprehensive income.

Loss on Early Retirement of Debt.  During the first quarter of 2012, we made additional prepayments on our term loan totaling $15.0 million and expensed $0.2 million of unamortized debt issuance costs.  During the first quarter of 2011, we made additional prepayments on our term loan totaling $2.0 million and, as a result of this prepayment and the Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs.

Taxes.  For the first quarter of 2012 and 2011, we incurred taxes of $171,000 and $297,000, respectively, primarily for state franchise taxes.

Net Loss.  As a result of the factors described above, net loss was $2.1 million for the first quarter of 2012 compared to net loss of $0.9 million in the prior year quarter.

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

Goodwill Impairment. We account for goodwill and other intangible assets under FASB ASC Topic 350, “Intangibles - Goodwill and Other.”  Under FASB ASC Topic 350, purchased goodwill is not amortized; rather, it is tested for impairment annually.  We perform our goodwill impairment test for each reporting unit during the fourth quarter.  Impairment testing could occur more frequently if there is a triggering event or change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.  We did not encounter such triggering events during the first quarter of 2012.

We operate in three reportable segments, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill.  For reporting units with positive carrying value, FASB ASC Topic 350 requires a two-step impairment test for goodwill, to be performed annually or if a triggering event indicates the carrying value may not be recoverable.  If there was such a triggering event, the first step would be to compare a reporting unit’s fair value to its carrying amount.  Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions.  Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions.  We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets.  Using the income approach, we utilize a discounted cash flow analysis based on key assumptions and estimates.  We also reconcile the aggregate reporting units’ fair values to their indicated market capitalization.  Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.

If the fair value of the reporting unit exceeds the carrying value, no further evaluation is required and no impairment loss is recognized.  If the carrying amount exceeds the reporting unit’s fair value, the second step (Step 2) is to be performed.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  Reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not an impairment loss exists, a company is required to evaluate qualitative factors, including the same factors presented in existing guidance which would trigger an interim impairment test of goodwill.  Factors include macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  If an entity determines it is more likely than not impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.  We are required to record such impairment losses as a component of income from continuing operations.

Effective January 1, 2012, we adopted additional provisions of FASB ASC Topic 350, which allow an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform the first step of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  The new guidance includes examples of factors an entity should consider in its evaluation of whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.

The determination of fair value requires us to make significant estimates and assumptions.  These estimates may differ from actual results due to inherent uncertainty, such as deterioration in market conditions, prohibiting expected revenue recovery levels.  Our revenue is closely linked to the performance of products and services sold to business and leisure travelers.  A significant slow-down in economic activities impacting the travel and lodging industry, consumer conservatism and other market dynamics, including hotel room loss, a decline in Guest Entertainment revenue, new technologies and increased competition, could adversely impact our business, financial condition, results of operations and cash flows.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.  Consequently, our goodwill may be impaired if the market conditions deteriorate, revenues and profits decline in a persistant fashion or the capital market erodes.  We believe there are no current impacts to our reporting units.

As of the December 31, 2011 impairment analysis, our Hospitality segment had a negative carrying value of $(53.0) million.  We determined it was not more likely than not goodwill impairment existed using qualitative factors.  These factors included a calculation of discounted cash flows, comparison of our market capitalization against similar companies, signs of improvement in the economy, increasing hotel occupancy and our new product initiatives.  Management continues to monitor the impact of recent economic events to determine if it is more likely than not goodwill impairment exists.  Should any triggering events or circumstances occur in 2012 which would more likely than not reduce the fair value of the Hospitality segment below its carrying value, management would again perform an interim impairment test of the Hospitality goodwill and it is possible a goodwill impairment charge could be recorded as a result of this test.  Factors which could contribute to a negative effect on the fair value include a decline in revenue and operating income forecasts and changes to the weighted average cost of capital (“WACC”).

Recent Accounting Developments

None.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At March 31, 2012, we had debt totaling $347.3 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Term loan	$346,122	$332,277
Capital leases	1,162	1,162
	$347,284	$333,439

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

The term loan interest rate as of March 31, 2012 was 6.5%, the capital lease interest rate was 3.8% and our weighted average interest rate for the quarter ended March 31, 2012 was 6.6%.  As of March 31, 2012, we had fixed rate debt of $1.2 million and variable rate debt of $346.1 million.  For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the first quarter of 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  On April 5, 2012, the Texas action was dismissed, and a similar action was filed in the Central District of California.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement, and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to our consolidated financial position, results of operations or cash flows.

Item 1A — Risk Factors

No material change.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Mine Safety Disclosures

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

LodgeNet Interactive Corporation

(Registrant)

Date: May 9, 2012	/ s / Scott C. Petersen

Scott C. Petersen
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 9, 2012	/ s / Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)