Form 10-Q
period 2012-06-30
LODGENET INTERACTIVE CORP
filed 2012-08-08
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ___ Accelerated filer X Non-accelerated filer ___ Smaller reporting company___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   X

At August 2, 2012, there were 25,607,309 shares outstanding of the registrant’s common stock, $0.01 par value.

LodgeNet Interactive Corporation and Subsidiaries

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “Registrant,” as well as the terms “we,” “us” and “our,” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.

“LodgeNet,” “On Command,” “Envision,” “eCompendium,” “eConcierge” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation.  All rights reserved.  iPad is a trademark of Apple, Inc.  All other trademarks or service marks used herein are the property of their respective owners.

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$7,344	$14,019
Accounts receivable, net	40,284	53,963
Other current assets	11,087	11,021
Total current assets	58,715	79,003

Property and equipment, net	114,249	119,164
Debt issuance costs, net	3,129	4,373
Intangible assets, net	86,519	91,642
Goodwill	7,467	100,081
Other assets	13,261	14,409
Total assets	$283,340	$408,672

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$65,448	$48,255
Current maturities of long-term debt	12,877	10,395
Accrued expenses	18,472	18,813
Deferred revenue	19,152	19,949
Total current liabilities	115,949	97,412

Long-term debt	315,938	352,905
Other long-term liabilities	7,440	9,296
Total liabilities	439,327	459,613

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series B cumulative perpetual convertible, 10%, 57,500 issued; 57,266 outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation preference of $1,000 per share; $57,266,000 total at June 30, 2012 and December 31, 2011, respectively)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized;
25,607,309 and 25,272,734 shares outstanding at June 30, 2012 and December 31, 2011, respectively	256	253
Additional paid-in capital	383,411	384,843
Accumulated deficit	(542,286)	(438,527)
Accumulated other comprehensive income	2,631	2,489
Total stockholders’ deficiency	(155,987)	(50,941)
Total liabilities and stockholders’ deficiency	$283,340	$408,672

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Hospitality and Advertising Services	$89,541	$103,389	$181,335	$209,223
Healthcare	3,243	3,246	6,145	5,140
Total revenues	92,784	106,635	187,480	214,363

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	53,163	58,580	107,908	117,939
Healthcare	1,961	1,527	3,810	2,450
Operating expenses:
System operations	8,210	9,733	17,144	19,801
Selling, general and administrative	10,804	10,839	19,991	20,528
Depreciation and amortization	18,022	17,783	33,241	37,423
Goodwill impairment charge	92,614	-	92,614	-
Restructuring charge	3,533	3	4,165	1,164
Other operating expense (income)	17	(8)	(31)	(21)
Total direct costs and operating expenses	188,324	98,457	278,842	199,284

(Loss) income from operations	(95,540)	8,178	(91,362)	15,079

Other income and (expenses):
Interest expense	(5,887)	(10,962)	(11,851)	(18,633)
Loss on early retirement of debt	(156)	-	(312)	(158)
Other income (expense)	9	(3)	23	315

Loss before income taxes	(101,574)	(2,787)	(103,502)	(3,397)
Provision for income taxes	(87)	(137)	(257)	(435)

Net loss	(101,661)	(2,924)	(103,759)	(3,832)
Preferred stock dividends	(1,432)	(1,437)	(2,863)	(2,875)

Net loss attributable to common stockholders	$(103,093)	$(4,361)	$(106,622)	$(6,707)

Net loss per common share (basic and diluted)	$(4.08)	$(0.17)	$(4.23)	$(0.27)

Weighted average shares outstanding (basic and diluted)	25,239,460	25,063,669	25,202,313	25,050,469

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(101,661)	$(2,924)	$(103,759)	$(3,832)
Currency translation adjustment:
Unrealized net change during period	(282)	11	142	465
Cash flow hedging:
Net gain on interest rate swaps	-	-	-	(89)
Reclassification of net realized loss on interest rate swaps	-	-	-	4,003
Amortization of unrealized loss on interest rate swaps	-	4,480	-	4,928
Total cash flow hedging	-	4,480	-	8,842
Other comprehensive (loss) income	(282)	4,491	142	9,307
Comprehensive (loss) income	$(101,943)	$1,567	$(103,617)	$5,475

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(103,759)	$(3,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,241	37,423
Gain on derivative instruments	-	(1,511)
Goodwill impairment charge	92,614	-
Loss on early retirement of debt	312	158
Share-based compensation and restricted stock	901	869
Deferred tax expense	36	-
Other, net	990	262
Change in operating assets and liabilities:
Accounts receivable, net	13,699	2,166
Other current assets	931	632
Accounts payable	17,192	(4,126)
Accrued expenses and deferred revenue	(3,661)	(4,953)
Other	(1,118)	526
Net cash provided by operating activities	51,378	27,614

Investing activities:
Property and equipment additions	(20,081)	(10,595)
Net cash used for investing activities	(20,081)	(10,595)

Financing activities:
Repayment of long-term debt	(37,000)	(5,525)
Payment of capital lease obligations	(326)	(407)
Borrowings on revolving credit facility	25,000	45,000
Repayments of revolving credit facility	(25,000)	(45,000)
Debt issuance costs	-	(2,444)
Proceeds from investment in long-term debt	2,160	323
Payment of dividends to preferred shareholders	(2,863)	(2,875)
Exercise of stock options	10	7
Net cash used for financing activities	(38,019)	(10,921)

Effect of exchange rates on cash	47	-
(Decrease) increase in cash	(6,675)	6,098
Cash at beginning of period	14,019	8,381

Cash at end of period	$7,344	$14,479

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2012, and for the three and six month periods ended June 30, 2012 and 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission.  Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2011, as filed with the Commission.  The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2012	2011
Land, building and equipment	$111,795	$114,407
Hotel systems	587,386	610,807
Total	699,181	725,214
Less - depreciation and amortization	(584,932)	(606,050)
Property and equipment, net	$114,249	$119,164

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

Per FASB ASC Topic 350, our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable.  An entity may first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step goodwill impairment test.  After assessing the totality of events or circumstances, if it is determined it is more likely than not the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test must be performed for that reporting unit or units.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  If an entity determines it is necessary to perform the two-step test, the first step is to compare a reporting unit’s fair value to its carrying amount.  If the carrying amount is positive and does not exceed the reporting unit’s fair value, no impairment loss exists.  If the carrying amount exceeds the reporting unit’s fair value, the second step (Step 2) is to be performed.  Reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not that an impairment loss exists, we evaluate qualitative factors, including the same factors which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, a significant decline in revenue and margin or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not that impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.

The declines in Guest Entertainment revenue and in our room base during 2012 have occurred at a rate greater than what we previously estimated.  In addition, our market capitalization has declined during the second quarter of 2012.  The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not that an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  There were no triggering events relative to our other reporting units.

The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2011
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)
	92,614	7,467	100,081
Activity during the period - Impairment charge	(92,614)	-	(92,614)

Balance as of June 30, 2012
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	(92,614)	(11,212)	(103,826)
	$-	$7,467	$7,467

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

We had the following intangible assets (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$116,915	$(31,342)	$120,315	$(30,237)
Other acquired intangibles	12,101	(11,786)	13,988	(13,273)
Tradenames	3,016	(2,542)	3,145	(2,508)
Acquired patents	5,200	(5,043)	5,216	(5,004)
	$137,232	$(50,713)	$142,664	$(51,022)

We recorded amortization expense of $5.1 million and $3.8 million, respectively, for the six months ended June 30, 2012 and 2011.  During the three months ended June 30, 2012 and 2011, we recorded amortization expense of $3.3 million and $1.8 million, respectively.  During the second quarter of 2012, due to changes in our broadband business, including continued room loss, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets.  We estimate total amortization expense for the six months remaining in 2012 and the years ending December 31 as follows (dollar amounts in millions): 2012 - $3.1; 2013 - $6.1; 2014 - $6.0; 2015 - $6.0; 2016 - $5.9 and 2017 - $5.9.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended June 30.  Dollar amounts are in thousands, except share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic EPS:
Net income (loss)	$(101,661)	$(2,924)	$(103,759)	$(3,832)
Preferred stock dividends	(1,432)	(1,437)	(2,863)	(2,875)
	$(103,093)	$(4,361)	$(106,622)	$(6,707)
Income (loss) allocated to participating securities (1)	-	-	-	-
Net income (loss) available to common stockholders	$(103,093)	$(4,361)	$(106,622)	$(6,707)

Weighted average shares outstanding for basic earnings per common share	25,239,460	25,063,669	25,202,313	25,050,469
Basic earnings per share	$(4.08)	$(0.17)	$(4.23)	$(0.27)

Diluted EPS:
Net income (loss)	$(101,661)	$(2,924)	$(103,759)	$(3,832)
Preferred stock dividends	(1,432)	(1,437)	(2,863)	(2,875)
	$(103,093)	$(4,361)	$(106,622)	$(6,707)
Income (loss) allocated to participating securities (1)	-	-	-	-
Net income (loss) available to common stockholders	$(103,093)	$(4,361)	$(106,622)	$(6,707)

Weighted average shares outstanding for basic earnings per common share	25,239,460	25,063,669	25,202,313	25,050,469
Dilutive effect of potential shares (2)	N/A	N/A	N/A	N/A
Weighted average shares outstanding for diluted earnings per common share	25,239,460	25,063,669	25,202,313	25,050,469
Diluted earnings per share	$(4.08)	$(0.17)	$(4.23)	$(0.27)

Participating securities (1)	208,475	126,625	208,475	126,625

Potential dilutive common shares (2)	17,223,588	17,201,417	17,223,588	17,201,417

(1)           For the three and six months ended June 30, 2012 and 2011, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)           For the three and six months ended June 30, 2012 and 2011, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2012	2011
Property, sales and other taxes	$4,387	$5,369
Compensation	1,701	5,275
Interest	699	778
Programming related	2,423	958
Restructuring and reorganization	2,690	80
Preferred stock dividends	1,432	1,432
Purchase commitments	2,602	2,786
Other	2,538	2,135
	$18,472	$18,813

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (dollar amounts in thousands):

	June 30,	December 31,
	2012	2011
Bank Credit Facility:
Term loan	$327,761	$362,601
Revolving loan commitment	-	-
Capital leases	1,054	699
	328,815	363,300
Less current maturities	(12,877)	(10,395)
	$315,938	$352,905

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

The Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.  As of June 30, 2012, our consolidated leverage ratio was 3.76 compared to 3.67 as of March 31, 2012, and the maximum allowable ratio was 4.00 for each quarter.  Our consolidated interest coverage ratio as of June 30, 2012 was 2.90 compared to the minimum allowable ratio of 2.25.  Per the Amendment, the maximum allowable consolidated leverage ratio will remain at 4.00 until September 30, 2012, when it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013.  It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity.  The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.

With the leverage ratio changing to 3.75 for the quarter ending December 31, 2012, our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels.  We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants.  The actions within our control include our management of capital investment, working capital and operating costs.  In addition, we are exploring alternative forms of financing.  Our ability to continue to comply with our current covenants is subject to our revenue and margin, along with the general economic climate and business conditions beyond our control.  The uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism, competitive developments and other market dynamics, including technological changes, may continue to negatively impact our planned results and required covenants.  If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing.  If we were not able to secure alternative financing, it is likely we would not be able to continue our operations.

During the first quarter of 2012, we made a prepayment of $15.0 million on the term loan, along with the required payment of $2.5 million.  We expensed $156,000 of debt issuance costs related to the prepayment.  During the second quarter of 2012, we prepaid $17.0 million on the term loan and made our required quarterly payment of $2.5 million.  We expensed $156,000 of debt issuance costs.

In the first quarter of 2011, we made our required quarterly payment of $1.0 million and prepaid $2.0 million on the term loan.  We expensed $158,000 of debt issuance costs related to the prepayment and the Amendment described above.  During the second quarter of 2011, we made the required payment of $2.5 million.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced to $7.5 million.  As of June 30, 2012, we had outstanding letters of credit totaling $350,000, which reduce amounts available under the revolving loan commitment.  During the second quarter of 2012, we borrowed $15.0 million under the revolving loan commitment and repaid the entire amount during the quarter.  The revolving loan commitment will expire during April 2013.  If we are not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  The original Credit Facility also stipulated we enter into hedge agreements to provide at least 50% of the outstanding term loan into a fixed interest rate for a period not less than two years.  Our fixed rate swap agreements expired in June 2011 (see Note 13).  The Amendment did not require us to enter into any hedge agreements.  The term loan interest rate as of June 30, 2012 was 6.5%.  The weighted average interest rate for the quarter ended June 30, 2012 was 6.6%.  As of June 30, 2012, we were in compliance with all financial covenants required by our bank Credit Facility.

Capital Leases — As of June 30, 2012, we had total capital lease obligations of $1.0 million.  We acquired approximately $680,000 of equipment under capital lease arrangements during the six months ended June 30, 2012.  Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of June 30, 2012, long-term debt had the following scheduled maturities for the six months remaining in 2012 and the full years ending December 31, 2013 and after (dollar amounts in thousands):

	2012	2013	2014	2015	2016
Long-term debt	$5,000	$15,000	$307,761	$-	$-
Capital leases	237	313	269	232	48
	5,237	15,313	308,030	232	48
Less amount representing interest on capital leases	(14)	(17)	(10)	(4)	-
	$5,223	$15,296	$308,020	$228	$48

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 —  Comprehensive Income

FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive income reflects the changes in equity during a period from transactions related to our foreign currency translation adjustments for the periods ended June 30, 2012 and 2011, and our interest rate swap arrangements for the period ended June 30, 2011.

Accumulated other comprehensive income, as shown on our Consolidated Balance Sheets, consisted of foreign currency translation adjustments as of June 30, 2012 and December 31, 2011.

Note 8 — Statements of Cash Flows

Cash is comprised of demand deposits.  Cash paid for interest was $11.9 million and $19.7 million, respectively, for the six months ended June 30, 2012 and 2011.  Cash paid for taxes was $0.3 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

Note 9 — Share-Based Compensation

We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in the three and six months ended June 30, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended June 30 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Compensation cost:
Stock options	$170	$264	$364	$578
Restricted stock	446	191	537	291
Total share-based compensation expense	$616	$455	$901	$869

For the six months ended June 30, 2012 and 2011, cash received from stock option exercises was $10,000 and $7,000, respectively.  Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.  The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the three months ended June 30, 2012, we did not grant any stock options to non-employee directors of the Company or to officers and employees.

Restricted Stock

For the three months ended June 30, 2012, we awarded 255,400 shares of time-based restricted stock to our non-employee directors and 32,200 shares of time-based restricted stock to certain officers, both grants pursuant to our 2003 Stock Option Incentive Plan.  The shares awarded vested 50% at the date of grant and will vest 50% on the one year anniversary of the date of grant.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.  In the second quarter of 2012, we did not issue any performance-based restricted stock.

Note 10 — Restructuring

In 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.  As a result of this action and executive restructuring, we incurred $3.5 million of costs during the three months ended June 30, 2012 and $4.2 million of costs during the six months ended June 30, 2012, related to our Hospitality and Advertising Services businesses.  As a result of our 2011 restructuring initiative, we incurred nominal costs during the three months ended June 30, 2011 and $1.2 million of costs during the six months ended June 30, 2011.  All such costs are included in operating expenses on the Consolidated Statements of Operations.

In July 2012, we initiated a reduction in force program to gain operating efficiencies by reorganizing departments and reducing layers of management.  The reduction in force program reduced our workforce by approximately 3%.  We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily related to the initiatives noted above, will be in the range of $0.5 million to $1.5 million.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Asset impairment	Total
December 31, 2011 balance	$40	$40	$-	$80
Charges to expense	3,724	227	214	4,165
Cash payments/utilization	(1,281)	(60)	(214)	(1,555)
June 30, 2012 balance	$2,483	$207	$-	$2,690

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

Financial Assets and Financial Liabilities —  The estimated carrying and fair values of our financial instruments in the financial statements were as follows (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$328,815	$264,901	$363,300	$319,788

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

Nonfinancial Assets and Nonfinancial Liabilities —  Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.  The fair value of our goodwill and intangible assets are determined based on valuation techniques using the income approach, utilizing a discounted cash flow analysis based on key assumption and estimates.  Accordingly, the fair values of our goodwill and intangible assets are classified as Level 3.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, depreciation and amortization expenses, goodwill impairment charges, restructuring charges, other operating income (expense), interest expense, loss on the early retirement of debt, other income (expense) and income tax expense.  We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the three and six months ended June 30 was as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues:
Hospitality	$88,094	$101,125	$178,602	$204,425
Advertising Services	1,447	2,264	2,733	4,798
Healthcare	3,243	3,246	6,145	5,140
Total	$92,784	$106,635	$187,480	$214,363

Operating profit:
Hospitality	$22,905	$29,973	$46,358	$61,457
Advertising Services	616	200	957	740
Healthcare	354	945	457	1,388
Operating profit	23,875	31,118	47,772	63,585

Corporate	(5,229)	(5,162)	(9,145)	(9,940)
Depreciation and amortization	(18,022)	(17,783)	(33,241)	(37,423)
Goodwill impairment charge	(92,614)	-	(92,614)	-
Restructuring charge	(3,533)	(3)	(4,165)	(1,164)
Other operating (expense) income	(17)	8	31	21
Interest expense	(5,887)	(10,962)	(11,851)	(18,633)
Loss on early retirement of debt	(156)	-	(312)	(158)
Other income (expense)	9	(3)	23	315
Loss before income taxes	$(101,574)	$(2,787)	$(103,502)	$(3,397)

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the Amendment.  As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction.  All subsequent changes in the fair value of the swaps were recorded directly to interest expense.  For the three months ended June 30, 2011, we recorded a loss of $4,480,000 related to amortization of our deferred losses and a gain of $5,246,000 related to the change in fair value of the interest rate swaps.  The net amount of $766,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.  For the six months ended June 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps.  The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.

A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30, 2011 was as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Three Months Ended June 30, 2011:
Interest rate swaps	$-	-	$-	Interest expense	$(766)

Six Months Ended June 30, 2011:
Interest rate swaps	$89	Interest expense	$4,672	Interest expense	$(1,511)

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

Dividends were declared on the preferred stock by our Board of Directors.  We had $1.4 million of unpaid dividends as of June 30, 2012.  The dividends were recorded as a reduction to additional paid-in capital, due to our accumulated deficit balance.  These dividends were paid on July 16, 2012.

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

Executive Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of June 30, 2012, we provided interactive media and connectivity services to approximately 1.6 million hotel rooms in North America and in select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of June 30, 2012, our systems were installed in 75 healthcare facilities, representing approximately 17,600 beds.

The Company experienced a 13.0% decrease in total revenue, to $92.8 million for the second quarter of 2012, a decrease of $13.9 million compared to the second quarter of 2011.  The decrease was primarily due to a 12.2% decline in the average number of Guest Entertainment rooms served and also by a 1.4% decline in Hospitality and Advertising Services revenue per room.  Guest Entertainment revenue per room decreased 13.8% quarter over quarter, while revenue generated from non-Guest Entertainment services increased 13.5%.  Revenue generated from non-Guest Entertainment services comprised 53.7% of total revenue for the current quarter.

Guest Entertainment revenue decreased $13.8 million or 24.3%.  The decrease was driven by the 12.2% reduction in the average number of Guest Entertainment rooms served period over period and a 13.4% decline in movie revenue per room.  We are focused on stabilizing our room base and Guest Entertainment revenue.

Hotel Services revenue was $32.2 million in the current quarter, a decline of 5.8% over the prior year quarter, primarily due to a 9.6% decline in the number of rooms receiving cable television programming services.  On a per-room basis, Hotel Services revenue increased 7.0% quarter over quarter, driven primarily by an increase in the number of rooms receiving high definition (“HD”) cable television programming services and the expiration of contracts with unfavorable terms.  System Sales and Related Services revenue per room improved 44.5%, related to television programming systems sales.  Our advertising services subsidiary generated revenue of $1.4 million, a decrease of 36.1% compared to the second quarter of 2011, as we continue the transition of our advertising platform from analog to an expanded HD platform.  Our healthcare subsidiary revenue was stable at $3.2 million quarter over quarter.

Our total direct costs decreased $5.0 million or 8.3%, to $55.1 million in the second quarter of 2012 as compared to $60.1 million in the second quarter of 2011.  The decrease in total direct costs was driven by lower sales volume in Guest Entertainment and Hotel Services, resulting in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were lower due to the transition to our new advertising platform.  Total direct costs as a percentage of revenue increased to 59.4% for the second quarter of 2012, compared to 56.4% for the prior year period, due primarily to a change in the mix of products and services sold.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $1.6 million or 7.6% quarter over quarter, to $19.0 million in the second quarter of 2012 compared to $20.6 million in the prior year quarter.  Factors driving the improvement period over period include reduced system repair costs, professional services expenses and content distribution costs, as well as reduced payroll-related and facilities costs as a result of expense reduction initiatives.  Depreciation and amortization expenses were $18.0 million in the second quarter of 2012 versus $17.8 million in the second quarter of 2011.

The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  See Note 3 to the Consolidated Financial Statements.  As a result of the factors noted above, operating loss was $95.5 million in the second quarter of 2012 compared to operating income of $8.2 million in the prior year quarter.

We generated $28.6 million of cash from operating activities as compared to $8.4 million in the second quarter of 2011.  The increase in cash from operations was related to an increase in accounts payable, the result of extending terms with our vendors.  Cash used for capital investments was $10.9 million in the second quarter of 2012, compared to $6.0 million in the second quarter of 2011.  In June 2012, we made the required quarterly payment of $2.5 million on our term loan and prepaid $17.0 million.

Our immediate priorities are to address our continued room churn and stabilize our Guest Entertainment revenue.  We are working to stabilize the room base, as room loss impacts our financial results and our ability to sell additional value-added services.  Our Guest Entertainment revenue is impacted by several factors, including the availability of alternative content and the proliferation of mobile devices, as well as the look and operational performance of our interactive systems.  We plan to stabilize our Guest Entertainment business by exploiting our advanced Hollywood content window, simplifying our menu screens to facilitate more movie purchases, enhancing our pricing and promotional strategies and standardizing our operating systems.

In addition, we remain focused on following strategic initiatives:

•                  continued roll out of HD and Envision systems;

•                  launch of the expanded high definition Advertising platform;

•                  continued growth of our Healthcare business; and

•                  monetization of the LodgeNet Mobile App.

We continued to make progress on certain strategic initiatives.  During the quarter ended June 30, 2012, our Envision platform was installed in over 18,000 rooms, bringing the total rooms under contract to 88,000.  Our LodgeNet Mobile App is available in over 610,000 rooms as of June 30, 2012.  During the quarter, we upgraded or installed approximately 15,500 rooms with HD interactive systems.  These additional rooms brought us to over 340,000 HD rooms installed at the end of the second quarter, representing 24.1% of our Guest Entertainment room base.  Our HD platform continues to generate over 60% more revenue per room versus our analog base.  The average cost to install a HD room was $143 in the current quarter compared to $140 in the prior year quarter.

Hospitality and Advertising Services Businesses

Our Hospitality and Advertising Services businesses include television content sold to hotels and/or the respective hotels’ guests.  The products can include interactive video-on-demand (“VOD”), cable television programming, Internet services or advertising services, and have an analogous consumer base.  All products and services are delivered through a proprietary system platform having related satellite communication technology, and are geared towards the hotels and their guests.

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).  One of our main sources of revenue, generating 46.3% of total revenue for the quarter ended June 30, 2012, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

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

•                  Envision.  The Envision platform is our next generation, cloud-connected interactive television platform.  This is considered our standard platform and, as of June 30, 2012, we had 177 systems installed and providing services to approximately 62,500 rooms, and had over 88,000 rooms under contract.  Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  In addition, Envision enhances the guest experience by allowing expanded purchase options, to enable purchases of certain services through the interactive television system using personal credit cards or their hotel folio.  The Envision system also features traveler-centric guest applications, including real time flight data, local information and ecommerce opportunities, such as purchasing tickets for local area attractions and events, reserving tee times and making restaurant reservations.  Envision’s subscription apps and transactional-based revenues represent an ongoing revenue growth opportunity for the Company as we continue to expand our Envision room base and introduce additional apps.  As of June 30, 2012, 41.1% of the installed Envision rooms are subscribing to premium apps.

•                  Mobile Applications.  In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  We launched the LodgeNet Mobile App in January 2012 and, as of June 30, 2012, it is available in over 610,000 rooms.  The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services.  For hotels, the app can be utilized to provide guests with customized brand and property information services.  We expect to drive new revenues from hotels as they subscribe for enhanced mobile services, such as making it possible for a guest to check out of their room or order room service by the pool on their mobile device.  The new app will also create a one-to-one marketing relationship with the consumer, where we can drive incremental revenues from advertising, promotional campaigns or from transactional revenue, such as ticket purchases or restaurant reservations.

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

Advertising Services.  We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of traditional television advertising, place-based digital advertising and promotional marketing solutions.  The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations.  By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services.  As of June 30, 2012, we provided advertising and media services to approximately 1.1 million hotel rooms.

During the second quarter of 2012, we continued the transition of our ad insertion business from our analog platform to an expanded high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base, expanding from 300,000 rooms to 500,000 rooms.  Successful completion of this transition is dependent upon our entering into a strategic alliance or other relationship with an entity which can provide the funds for the required capital investment.  As an initial step of this transition, we discontinued certain services provided through the analog platform in the first quarter of 2012.  Our new high definition platform, targeted to begin operations in 2013, will have the scale to attract national advertisers and will also have the ability to target specific designated market areas and zip codes.  Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services.  As of June 30, we had the following number of rooms installed with the designated service:

	June 30,
	2012	2011
Total rooms served (1)	1,552,701	1,753,132
Total Guest Entertainment rooms (2)	1,417,932	1,608,079
Total iHDTV rooms (3)	341,855	285,626
Percent of Total Guest Entertainment rooms	24.1%	17.8%
Total Envision rooms (4)	62,498	3,785
Percent of Total Guest Entertainment rooms	4.4%	0.2%
Total Mobile rooms (5)	610,350	-
Percent of Total Guest Entertainment rooms	43.0%	-
Total Cable Television Programming (FTG) rooms (6)	894,373	989,133
Percent of Total Guest Entertainment rooms	63.1%	61.5%
Total Broadband Internet rooms (7)	114,364	164,812

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)

Guest Entertainment rooms, of which 93.2% were digital as of June 30, 2012, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

(3)	iHDTV rooms are equipped with high-definition capabilities.
(4)	Guest Entertainment rooms installed with our Envision interactive platform.
(5)	Guest Entertainment rooms compatible with the LodgeNet Mobile App.
(6)	Cable television programming (FTG) rooms receive basic or premium cable television programming.
(7)	Represents rooms receiving high-speed Internet service.

High Definition Room Growth

We also track the penetration of our interactive, high-definition television (“iHDTV”) system, since rooms equipped with iHDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our analog systems.  iHDTV room growth occurs as we install our iHDTV system in newly contracted rooms or convert certain existing rooms to the iHDTV system in exchange for contract extensions.  The installation of an iHDTV system typically requires a capital investment by both the Company and the hotel operator.  During the past three years, iHDTV growth has been constrained by reduced hotel capital spending on HD televisions, given the negative impact of the economy on the hospitality industry.  We have increased capital investment levels and are working jointly with our best hotel customers to continue the rollout of high-definition systems within the operating and capital plans of the hotels and the Company.  We installed our iHDTV systems in the following number of net new rooms as of June 30:

	June 30,
	2012	2011

Net new iHDTV rooms for the three months ended	15,488	12,383
Net new iHDTV rooms for the six months ended	32,394	15,242

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

Capital Investment Cost Per Installed Room

The average investment cost per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions.  The following table sets forth our average installation cost per room during the periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Average cost per installed iHDTV room	$143	$140	$141	$149

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$9.97	$11.56	$10.22	$11.68
Non-Guest Entertainment
Hotel Services	7.47	6.98	7.38	6.95
System Sales and Related Services	3.02	2.09	2.91	2.02
Advertising Services	0.33	0.46	0.31	0.48
	10.82	9.53	10.60	9.45
Total Hospitality and Advertising Services revenue per room	$20.79	$21.09	$20.82	$21.13

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $10.82 per room for the current quarter, a 13.5% increase from the prior year quarter.  Quarter over quarter, Guest Entertainment revenue per room decreased 13.8% to $9.97.  For the six months ended June 30, 2012, revenue from diversified initiatives increased to $10.60 per room, a 12.2% increase from the prior year period.  During the same period, Guest Entertainment revenue per room decreased 12.5% to $10.22.  Total Non-Guest Entertainment revenue, including Healthcare, comprised 53.7% of total revenue during the second quarter of 2012 and 52.5% of total revenue for the six months ended June 30, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$3.94	$4.42	$4.05	$4.51
Hotel Services	6.21	5.81	6.19	5.78
System Sales and Related Services	2.15	1.46	2.10	1.36
Advertising Services	0.04	0.26	0.05	0.26
Total Hospitality and Advertising Services direct costs per room	$12.34	$11.95	$12.39	$11.91

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

•                 revenue generated from cable plant design, modification and installation, as well as television installation services.

As of June 30, these services and solutions were installed as follows:

	June 30,
	2012	2011
Systems installed	75	60
Beds served	17,576	13,739

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Systems operations expenses	$1.91	$1.99	$1.97	$2.00
SG&A expenses	2.51	2.21	2.30	2.07
Depreciation and amortization (D&A)	4.18	3.62	3.82	3.78
Impairment charge	21.51	-	10.63	-
Restructuring charge	0.83	-	0.48	0.12
	$30.94	$7.82	$19.20	$7.97

Systems operations as a percent of total revenue	8.8%	9.1%	9.1%	9.2%
SG&A as a percent of total revenue	11.6%	10.2%	10.7%	9.6%
D&A as a percent of total revenue	19.5%	16.7%	17.7%	17.5%
Total operating expenses as a percent of total revenue	143.6%	35.9%	89.1%	36.8%

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

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash provided by operating activities	$28,601	$8,380	$51,378	$27,614
Property and equipment additions	(10,931)	(5,950)	(20,081)	(10,595)
	$17,670	$2,430	$31,297	$17,019

Liquidity and Capital Resources

During the first six months of 2012, cash provided by operating activities was $51.4 million, and we used $20.1 million of the cash we generated for property and equipment additions.  During the same period, we prepaid $32.0 million against our Credit Facility, in addition to the required payments totaling $5.0 million.  We also used $2.9 million for preferred stock dividends.  During the first six months of 2011, cash provided by operating activities was $27.6 million, and we used cash for property and equipment additions of $10.6 million.  During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $3.5 million.  We also used $2.9 million for the preferred stock dividend payments.  The increase in cash provided by operating activities for the first six months of 2012 compared to the first six months of 2011 was expected, as a result of a $30.8 million change in working capital period over period.  The change in working capital was due primarily to an increase in accounts payable, as we had negotiated extended payment terms with certain vendors.  Cash as of June 30, 2012 was $7.3 million versus $14.0 million as of December 31, 2011.

Our principal sources of liquidity are our cash from operations, our cash on hand and the $25.0 million revolving loan commitment, which matures in April 2013.  We have significant outstanding indebtedness and financial commitments and a step down in our leverage ratio covenant in the fourth quarter of 2012.  As of June 30, 2012, our debt totaled $328.8 million.  The majority of our debt matures within the next two years, including $327.8 million outstanding under the bank Credit Facility, which matures on April 4, 2014.  We estimate, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the revolver portion of our Credit Facility, provided we remain in compliance with the leverage covenant, will be sufficient to fund our cash requirements for scheduled interest and debt payments on our outstanding indebtedness, planned capital expenditures and projected working capital needs over the next twelve months.  However, the revolving loan commitment will expire during April 2013.  If we are not able to secure alternative financing or if otherwise the above measures are not adequate to fund our cash requirements, this would have a substantial adverse impact on the Company and our ability to continue our operations.  Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for further details regarding risks relating to our sufficiency of cash flows, indebtedness and covenants.  As of June 30, 2012, working capital was negative $57.2 million, compared to negative $18.4 million at December 31, 2011.

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

Our leverage and interest coverage ratios were as follows for the periods ended June 30:

	2012	2011

Actual consolidated leverage ratio (1) (3)	3.76	3.49
Maximum per covenant	4.00	4.00

Actual consolidated interest coverage ratio (2) (3)	2.90	2.57
Minimum per covenant	2.25	2.25

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

In order to continue operating efficiently and expand our business, we must remain in compliance with covenants outlined in the Amendment.  Our ability to remain in compliance with those covenants will depend on our ability to generate sufficient Consolidated EBITDA (a term defined in the Amendment) and to manage our capital investment and debt levels.  We continue taking actions within our control to manage our debt level and remain in compliance with our debt covenants.  The actions within our control include our management of capital investment, working capital and operating costs and wage reductions, reduced service hours or other reductions to the workforce.  In addition, we are exploring other options, which may include alternative financing or raising additional capital.  If we are not able to remain in compliance with our current debt covenants and our lenders will not amend or waive covenants with which we are not in compliance, the debt would be due, we would not be able to satisfy our financial obligations and we would need to seek alternative financing.  If we were not able to secure alternative financing, it is likely we would not be able to continue our operations.

As of June 30, 2012, our consolidated leverage ratio was 3.76 compared to the maximum allowable ratio of 4.00, while at March 31, 2012, the consolidated leverage ratio was 3.67 compared to the maximum allowable ratio of 4.00.  At the end of the fourth quarter of 2012, the maximum allowable ratio will drop to 3.75.  Our ability to continue to comply with our current covenants is subject to our revenue and margin, along with the general economic climate and business conditions beyond our control.  Additionally, our ability to comply with these covenants depends on achieving our planned operating results and making further debt reductions, as necessary.  Although there are signs of stabilization in certain sectors of the economy, the uncertainties impacting travel and lodging, in addition to the constraints in the credit markets, consumer conservatism, competitive developments and other market dynamics, including continued hotel room loss and decline in Guest Entertainment revenue per room, may continue to negatively impact our planned results and required covenants.  Our significant level of debt and interest payment obligations may impair our financial condition, limit our ability to compete, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our financial obligations.  The covenants under our Credit Facility may also restrict our ability to finance future operations or capital needs or to engage in other business activities.  If we are not able to remain in compliance with our current debt covenants, it will likely have a significant, unfavorable impact on our business and financial condition.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the Amendment, this amount was reduced to $7.5 million.  As of June 30, 2012, we had outstanding letters of credit totaling $350,000.

The Credit Facility also requires we notify the agent upon the occurrence of a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our bank Credit Facility.  However, under the Credit Facility, the provision of such a notice is not an event of default, but if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  As of June 30, 2012, we are not aware of any events which would qualify under the Material Adverse Effect clause of the Credit Facility.  The total amount of long-term debt outstanding, including the current portion, as of June 30, 2012 was $328.8 million versus $363.3 million as of December 31, 2011.

As noted above, our Term B Credit Facility matures in April 2014 and the $25.0 million revolving credit facility matures in April 2013.  We intend to enter into negotiations to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations.  Our ability to successfully refinance this debt will be impacted by a number of factors, including:

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

We cannot assure we will be able to refinance our existing Credit Facility or alternative financing options available to us, if any, will be on acceptable terms.  If we are not able to refinance or secure alternative financing and our lenders will not amend the terms of our current debt, we would not be able to satisfy our financial obligations and would have significant financial constraints; it is likely we would not be able to continue our operations.

Obligations and commitments as of June 30, 2012 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$328,815	$12,877	$315,779	$159	$-
Interest on long-term debt (1)	39,373	22,697	16,674	2	-
Operating lease payments	2,911	1,110	1,427	374	-
Purchase obligations and royalties (2)	11,617	9,374	1,919	319	5
Total contractual obligations	$382,716	$46,058	$335,799	$854	$5

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$350	$350	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR and scheduled debt amortization.
(2)	Consists of open purchase orders and commitments and programming-related minimum guarantees for specific periods or individual programming content.

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

Discussion and Analysis of Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenue Analysis.  Total revenue for the second quarter of 2012 was $92.8 million, a decrease of $13.9 million or 13.0%, compared to the second quarter of 2011.  The decrease in revenue was from Guest Entertainment, Hotel Services and Advertising Services revenues, partially offset by an increase in revenue from System Sales and Related Services.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended June 30:

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$42,929	46.3%	$56,691	53.2%
Hotel Services	32,175	34.7%	34,173	32.1%
System Sales and Related Services	12,990	14.0%	10,261	9.6%
Advertising Services	1,447	1.5%	2,264	2.1%
Total Hospitality and Advertising Services	89,541	96.5%	103,389	97.0%
Healthcare	3,243	3.5%	3,246	3.0%
	$92,784	100.0%	$106,635	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $13.9 million or 13.4%, to $89.5 million in the second quarter of 2012 compared to $103.4 million in the second quarter of 2011.  Average monthly Hospitality and Advertising Services revenue per room was $20.79 in the second quarter of 2012, a decrease of 1.4% as compared to $21.09 in the prior year quarter.  The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended June 30:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$9.97	$11.56
Hotel Services	7.47	6.98
System Sales and Related Services	3.02	2.09
Advertising Services	0.33	0.46
Total Hospitality and Advertising Services revenue per room	$20.79	$21.09

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $13.8 million or 24.3%, to $42.9 million in the second quarter of 2012 as compared to $56.7 million in the prior year quarter.  The decrease in revenue resulted primarily from a 12.2% reduction in the average number of Guest Entertainment rooms served and a 13.8% decline in Guest Entertainment revenue per room, which primarily resulted from a decline in revenue from Hollywood and non-theatrical movies, television on-demand programming, music and video games.  As a result, monthly Guest Entertainment revenue for the second quarter of 2012 declined to $9.97 compared to $11.56 for the second quarter of 2011.  On a per-room basis, average monthly movie revenue per room was $9.42 for the second quarter of 2012, a 13.4% reduction as compared to $10.88 per room in the prior year quarter.  Non-movie Guest Entertainment revenue per room decreased 19.1% to $0.55 in the second quarter of 2012, driven primarily by decreases in music, games and television on-demand revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $2.0 million compared to the prior year quarter, to $32.2 million in the second quarter of 2012 versus $34.2 million in the second quarter of 2011.  On a per-room basis, monthly Hotel Services revenue for the second quarter of 2012 increased 7.0%, to $7.47 compared to $6.98 for the second quarter of 2011.  Monthly cable television programming revenue per room increased 7.4%, to $6.86 for the second quarter of 2012 as compared to $6.39 for the second quarter of 2011.  These increases resulted primarily from an increase in the number of rooms receiving HD service and the expiration of contracts with unfavorable terms.  Recurring Internet revenue per room declined slightly, to $0.57 in the current quarter from $0.59 in the prior year quarter.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For the second quarter of 2012, revenue increased $2.7 million or 26.6%, to $13.0 million as compared to $10.3 million for the second quarter of 2011.  The increase was the result of television programming systems sales.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  For the second quarter of 2012, revenue decreased $0.9 million or 36.1%, to $1.4 million as compared to $2.3 million in the prior year period.  This decrease was primarily the result of the transition of our analog system to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Healthcare revenue was stable at $3.2 million quarter over quarter.  During the second quarter of 2012, we installed 835 beds and three facilities compared to 1,080 beds and two facilities during the prior year period.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $5.0 million or 8.3%, to $55.1 million in the second quarter of 2012 as compared to $60.1 million in the second quarter of 2011.  Total direct costs were 59.4% of revenue for the second quarter of 2012 as compared to 56.4% in the second quarter of 2011.  Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $53.2 million for the second quarter of 2011 compared to $58.6 million for the prior year quarter.  We had a lower sales volume in Guest Entertainment and Hotel Services, resulting in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were also lower, due to the transition of our advertising platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the quarter ended June 30 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$8,210	8.8%	$9,733	9.1%
Selling, general and administrative	10,804	11.6%	10,839	10.2%
Depreciation and amortization	18,022	19.5%	17,783	16.7%
Impairment charge	92,614	99.8%	-	-
Restructuring charge	3,533	3.8%	3	0.0%
Other operating expense (income)	17	0.1%	(8)	(0.1)%
Total operating expenses	$133,200	143.6%	$38,350	35.9%

System operations expenses decreased $1.5 million or 15.6%, to $8.2 million in the second quarter of 2012 as compared to $9.7 million in the second quarter of 2011.  The decrease was driven by reduced system repair costs, payroll and facilities expenses and content distribution costs.  As a percentage of total revenue, system operations expenses decreased to 8.8% this quarter as compared to 9.1% in the second quarter of 2011.  Per average installed room, system operations expenses also decreased, to $1.91 per room per month compared to $1.99 in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses were comparable at $10.8 million quarter over quarter.  As a percentage of revenue, SG&A expenses were 11.6% in the second quarter of 2012 as compared to 10.2% in the second quarter of 2011.  SG&A expenses were $2.51 per average installed room per month for the current quarter as compared to $2.21 in the prior year quarter.

Depreciation and amortization expenses were $18.0 million in the second quarter of 2012 as compared to $17.8 million in the second quarter of 2011.  As a percentage of revenue, depreciation and amortization expenses were 19.5% in the second quarter of 2012 compared to 16.7% in the second quarter of 2011.

The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  See Note 3 to the Consolidated Financial Statements.

In 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.  As a result of this action and executive restructuring, we incurred $3.5 million of costs during the current quarter.  We incurred nominal costs during the second quarter of 2011 as a result of our 2011 restructuring initiative.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating (Loss) Income.  As a result of the factors described above, operating loss was $95.5 million in the second quarter of 2012 compared to operating income of $8.2 million in the second quarter of 2011.

Interest Expense.  Interest expense was $5.9 million in the current quarter versus $11.0 million in the second quarter of 2011.  The weighted average interest rate was 6.6% for the second quarter of 2012 versus 12.0% for the second quarter of 2011.  The decreases in our interest expense and interest rate during the second quarter of 2012 were related to a lower outstanding debt balance and the final quarterly payment on our interest rate swap commitments as they expired in June 2011.  The outstanding balance of our debt under the Credit Facility and our capital lease obligations decreased to $328.8 million in the second quarter of 2012 from $368.0 million in the second quarter of 2011.  In the second quarter of 2011, interest expense included a net $0.8 million non-cash interest gain related to our interest rate swap position, including a $5.2 million gain related to the change in fair value of the swaps and $4.5 million in amortization of deferred losses frozen in other comprehensive income.

Loss on Early Retirement of Debt.  During the second quarter of 2012, we made an additional prepayment on our term loan of $17.0 million.  We expensed $156,000 of unamortized debt issuance costs.  We did not make any prepayments on our term loan in the second quarter of 2011.

Taxes.  For the second quarter of 2012 and 2011, we incurred taxes of $87,000 and $137,000, respectively, primarily for state franchise taxes and foreign income taxes.

Net Loss.  As a result of the factors described above, net loss was $101.7 million for the second quarter of 2012 compared to net loss of $2.9 million in the prior year quarter.

Discussion and Analysis of Results of Operations

Six Months Ended June 30, 2012 and 2011

Revenue Analysis.  Total revenue for the first six months of 2012 was $187.5 million, a decrease of $26.9 million or 12.5%, compared to the first six months of 2011.  The decrease in revenue was from Guest Entertainment, Hotel Services and Advertising Services revenues, partially offset by increases in revenues from System Sales and Related Services and Healthcare.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the six months ended June 30:

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$88,999	47.5%	$115,613	53.9%
Hotel Services	64,227	34.2%	68,851	32.1%
System Sales and Related Services	25,376	13.5%	19,961	9.3%
Advertising Services	2,733	1.5%	4,798	2.3%
Total Hospitality and Advertising Services	181,335	96.7%	209,223	97.6%
Healthcare	6,145	3.3%	5,140	2.4%
	$187,480	100.0%	$214,363	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $27.9 million or 13.3%, to $181.3 million in the first six months of 2012 compared to $209.2 million in the first six months of 2011.  Average monthly Hospitality and Advertising Services revenue per room was $20.82 in the first six months of 2012, a decrease of 1.5% as compared to $21.13 in the prior year period.  The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the six months ended June 30:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.22	$11.68
Hotel Services	7.38	6.95
System Sales and Related Services	2.91	2.02
Advertising Services	0.31	0.48
Total Hospitality and Advertising Services revenue per room	$20.82	$21.13

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $26.6 million or 23.0%, to $89.0 million in the first six months of 2012 as compared to $115.6 million in the prior year period.  The decrease in revenue resulted primarily from a 12.1% reduction in the average number of Guest Entertainment rooms served and a 12.5% decline in Guest Entertainment revenue per room, which primarily resulted from a decline in revenue from Hollywood and non-theatrical movies, music, games, television on-demand programming and television Internet access.  As a result, monthly Guest Entertainment revenue per room for the first six months of 2012 declined to $10.22 compared to $11.68 for the first six months of 2011.  On a per-room basis, average monthly movie revenue per room was $9.65 for the first six months of 2012, a 12.4% reduction as compared to $11.01 per room in the prior year period.  Non-movie Guest Entertainment revenue per room decreased 14.9% to $0.57 in the first six months of 2012, related to decreases in music and games revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $4.7 million or 6.7%, to $64.2 million during the first six months of 2012 versus $68.9 million in the first six months of 2011.  On a per-room basis, monthly Hotel Services revenue for the first six months of 2012 increased 6.2%, to $7.38 compared to $6.95 for the first six months of 2011.  Monthly cable television programming revenue per room increased 6.4%, to $6.77 for the first six months of 2012 as compared to $6.36 for the first six months of 2011.  These increases resulted primarily from an increase in the number of rooms receiving HD service and the expiration of contracts with unfavorable terms.  Recurring Internet revenue per room decreased slightly, to $0.58 for the current six months as compared to $0.59 for the prior year six months.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For the first six months of 2012, revenue increased $5.4 million or 27.1%, to $25.4 million as compared to $20.0 million for the first six months of 2011.  The improvement was from increased television programming systems sales, professional services work and service-related revenue.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  For the first six months of 2012, revenue decreased $2.1 million or 43.0%, to $2.7 million as compared to $4.8 million in the prior year period.  This decrease was primarily the result of the transition of our analog system to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Healthcare revenue increased $1.0 million or 19.6%, to $6.1 million in the first six months of 2012 as compared to $5.1 million for the first six months of 2011, driven by size and number of installations in the current period, as well as an increase in the number of beds receiving our recurring services.  During the current period, we installed 1,645 beds and seven facilities compared to 1,515 beds and four facilities during the prior year period.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $8.7 million or 7.2%, to $111.7 million in the first six months of 2012 as compared to $120.4 million in the first six months of 2011.  Total direct costs were 59.6% of revenue for the first six months of 2012 and 56.2% for the same period in 2011.  Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $107.9 million for the first six months of 2012 compared to $117.9 million for the prior year period.  Lower sales volume in Guest Entertainment and Hotel Services resulted in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were also lower this period, due to the transition of our advertising platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the six months ended June 30 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$17,144	9.1%	$19,801	9.2%
Selling, general and administrative	19,991	10.7%	20,528	9.6%
Depreciation and amortization	33,241	17.7%	37,423	17.5%
Impairment charge	92,614	49.4%	-	-
Restructuring charge	4,165	2.2%	1,164	0.5%
Other operating income	(31)	0.0%	(21)	0.0%
Total operating expenses	$167,124	89.1%	$78,895	36.8%

System operations expenses decreased $2.7 million or 13.4%, to $17.1 million in the first six months of 2012 as compared to $19.8 million in the first six months of 2011.  The decrease was driven by reduced system repair, content distribution, payroll and facilities costs.  As a percentage of total revenue, system operations expenses were stable, at 9.1% this period and 9.2% for the first six months of 2011.  Per average installed room, system operations expenses were $1.97 per room per month for the six months ended June 30, 2012 and $2.00 for the six months ended June 30, 2011.

Selling, general and administrative (“SG&A”) expenses decreased $0.5 million or 2.6%, to $20.0 million in the current period as compared to $20.5 million in the same period of 2011.  The decrease was a result of lower professional services, in addition to our expense reduction initiatives, which included the reduction of personnel, other payroll-related costs and facilities expenses.  As a percentage of revenue, SG&A expenses were 10.7% in the current period as compared to 9.6% in the prior year period.  SG&A expenses were $2.30 per average installed room per month for the current six months as compared to $2.07 in the first six months of 2011.

Depreciation and amortization expenses were $33.2 million in the first six months of 2012 as compared to $37.4 million in the first six months of 2011.  As a percentage of revenue, depreciation and amortization expenses were 17.7% in the first six months of 2012 compared to 17.5% in the first six months of 2011.

The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  See Note 3 to the Consolidated Financial Statements.

In 2012, we implemented a reorganization initiative to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  This initiative included a reduction in workforce and vacating leased warehouse/office facilities.  As a result of this action and executive restructuring, we incurred $4.2 million of costs during the current six month period.  As a result of our 2011 restructuring initiative, we had $1.2 million of costs during the first six months of 2011.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating (Loss) Income.  As a result of the factors described above, operating loss was $91.4 million in the first six months of 2012 compared to operating income of $15.1 million in the first six months of 2011.

Interest Expense.  Interest expense was $11.9 million in the current period versus $18.6 million in the first six months of 2011.  The weighted average interest rate was 6.6% for the first six months of 2012 versus 10.2% for the first six months of 2011.  The decline in interest expense and rate was related the quarterly payments on our interest rate swap commitments during the first half of 2011.  The interest rate swaps expired effective June 30, 2011.  The outstanding balance of our debt under the Credit Facility and our capital lease obligations decreased to $328.8 million at June 30, 2012 from $368.0 million at June 30, 2011.  Interest expense for the first six months of 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position, including a $6.4 million gain related to the change in fair value of the swaps and $4.9 million in amortization of deferred losses frozen in other comprehensive income.

Loss on Early Retirement of Debt.  During the first six months of 2012, we made additional prepayments on our term loan totaling $32.0 million.  As a result of these prepayments, we expensed $312,000 of unamortized debt issuance costs.  During the first six months of 2011, we made an additional prepayment on our term loan of $2.0 million.  As a result of this prepayment and the Amendment to our Credit Facility, we expensed $158,000 of unamortized debt issuance costs.

Taxes.  For the first six months of 2012 and 2011, we incurred taxes of $257,000 and $435,000, respectively, primarily for state franchise taxes and foreign income taxes.

Net Loss.  As a result of the factors described above, net loss was $103.8 million for the first six months of 2012 compared to net loss of $3.8 million in the prior year period.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our primary cost drivers are predetermined rates, such as hotel commissions; license fees paid for major motion pictures and other content or one-time fixed fees for independent films; and cable television programming costs.  However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information.  Our significant accounting policies can be found in “Part II. Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The following critical policy relates to the more significant judgments and estimates used in the preparation of the financial statements:

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

We operate in three reportable segments, which also represent our reporting units, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill.  An entity may first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step goodwill impairment test.  After assessing the totality of events or circumstances, if it is determined it is more likely than not the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test must be performed for that reporting unit or units.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  If an entity determines it is necessary to perform the two-step test, the first step is to compare a reporting unit’s fair value to it carrying amount.  Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions.  Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions.  We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets.  Using the income approach, we utilize a discounted cash flow analysis based on key assumptions and estimates.  We also reconcile the aggregate reporting units’ fair values to the Company’s indicated market capitalization.  Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.

If the carrying amount is positive and does not exceed the reporting unit’s fair value, no impairment loss exists.  If the carrying amount exceeds the reporting unit’s fair value, the second step (Step 2) is to be performed.  Reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not an impairment loss exists, a company would evaluate qualitative factors, including the same factors which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, a significant decline in revenue and margin or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

The declines in Guest Entertainment revenue and in our room base during 2012 have occurred at a rate greater than what we previously estimated.  In addition, our market capitalization has declined during the second quarter of 2012.  The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not that an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  We believe there are no current impacts to our Advertising Services reporting unit.

Recent Accounting Developments

None.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At June 30, 2012, we had debt totaling $328.8 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Bank Credit Facility:
Term loan	$327,761	$263,847
Capital leases	1,054	1,054
	$328,815	$264,901

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

The term loan interest rate as of June 30, 2012 was 6.5%, the capital lease interest rate was 3.7% and our weighted average interest rate for the quarter ended June 30, 2012 was 6.6%.  As of June 30, 2012, we had fixed rate debt of $1.0 million and variable rate debt of $327.8 million.  For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the second quarter of 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LodgeNet Interactive Corporation

(Registrant)

Date: August 8, 2012	/ s / Phillip M. Spencer

Phillip M. Spencer
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/ s / Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)