Form 10-Q
period 2012-09-30
LODGENET INTERACTIVE CORP
filed 2012-11-09
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

At November 5, 2012, there were 26,831,911 shares outstanding of the registrant’s common stock, $0.01 par value.

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

Part I — Financial Information

Item 1 — Financial Statements

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$18,702	$14,019
Accounts receivable, net	43,658	53,963
Other current assets	11,772	11,021
Total current assets	74,132	79,003

Property and equipment, net	109,610	119,164
Debt issuance costs, net	2,682	4,373
Intangible assets, net	84,988	91,642
Goodwill	7,467	100,081
Other assets	12,866	14,409
Total assets	$291,745	$408,672

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$61,405	$48,255
Current maturities of long-term debt	346,741	10,395
Accrued expenses	15,132	18,813
Deferred revenue	17,899	19,949
Total current liabilities	441,177	97,412

Long-term debt	645	352,905
Other long-term liabilities	6,903	9,296
Total liabilities	448,725	459,613

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series B cumulative perpetual convertible, 10%, 57,500 issued; 57,266 outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation preference of $1,000 per share; $57,266,000 total at September 30, 2012 and December 31, 2011, respectively)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized;
26,157,309 and 25,272,734 shares outstanding at September 30, 2012 and December 31, 2011, respectively	262	253
Additional paid-in capital	383,871	384,843
Accumulated deficit	(544,246)	(438,527)
Accumulated other comprehensive income	3,132	2,489
Total stockholders’ deficiency	(156,980)	(50,941)
Total liabilities and stockholders’ deficiency	$291,745	$408,672

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Hospitality and Advertising Services	$88,247	$104,199	$269,583	$313,423
Healthcare	2,983	2,648	9,127	7,788
Total revenues	91,230	106,847	278,710	321,211

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	53,763	58,615	161,672	176,555
Healthcare	1,471	1,421	5,280	3,871
Operating expenses:
System operations	8,311	9,768	25,455	29,569
Selling, general and administrative	8,770	10,326	28,761	30,854
Depreciation and amortization	13,777	17,075	47,018	54,499
Goodwill impairment charge	-	-	92,614	-
Restructuring charge	1,055	732	5,221	1,896
Other operating (income) expense	(4)	31	(37)	9
Total direct costs and operating expenses	87,143	97,968	365,984	297,253

Income (loss) from operations	4,087	8,879	(87,274)	23,958

Other income and (expenses):
Interest expense	(5,799)	(6,379)	(17,651)	(25,012)
Loss on early retirement of debt	-	-	(312)	(158)
Other income (expense)	2	(166)	26	149

(Loss) income before income taxes	(1,710)	2,334	(105,211)	(1,063)
Provision for income taxes	(251)	(290)	(508)	(725)

Net (loss) income	$(1,961)	$2,044	$(105,719)	$(1,788)

Preferred stock dividends (See Note 14)	$(1,431)	$(1,437)	$(4,294)	$(4,312)

Net (loss) income attributable to common stockholders	$(3,392)	$607	$(110,013)	$(6,100)

Net (loss) income per common share (basic)	$(0.13)	$0.02	$(4.35)	$(0.24)

Net (loss) income per common share (diluted)	$(0.13)	$0.02	$(4.35)	$(0.24)

Weighted average shares outstanding (basic)	25,398,834	25,209,580	25,268,298	25,061,417

Weighted average shares outstanding (diluted)	25,398,834	25,407,404	25,268,298	25,061,417

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(1,961)	$2,044	$(105,719)	$(1,788)
Currency translation adjustment:
Unrealized net change during period	501	(1,107)	643	(642)
Cash flow hedging:
Net gain on interest rate swaps	-	-	-	(89)
Reclassification of net realized loss on interest rate swaps	-	-	-	4,003
Amortization of unrealized loss on interest rate swaps	-	-	-	4,928
Total cash flow hedging	-	-	-	8,842
Other comprehensive income (loss)	501	(1,107)	643	8,200
Comprehensive (loss) income	$(1,460)	$937	$(105,076)	$6,412

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(105,719)	$(1,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,018	54,499
Gain on derivative instruments	-	(1,511)
Goodwill impairment charge	92,614	-
Loss on early retirement of debt	312	158
Share-based compensation and restricted stock	1,101	1,192
Deferred tax expense	178	-
Other, net	1,355	461
Change in operating assets and liabilities:
Accounts receivable, net	10,503	2,600
Other current assets	518	831
Accounts payable	13,063	(11,078)
Accrued expenses and deferred revenue	(6,619)	(5,053)
Other	(1,990)	709
Net cash provided by operating activities	52,334	41,020

Investing activities:
Property and equipment additions	(26,732)	(16,712)
Net cash used for investing activities	(26,732)	(16,712)

Financing activities:
Repayment of long-term debt	(39,500)	(8,025)
Payment of capital lease obligations	(456)	(564)
Borrowings on revolving credit facility	62,000	60,000
Repayments of revolving credit facility	(41,000)	(60,000)
Debt issuance costs	-	(2,438)
Proceeds from investment in long-term debt	2,306	469
Payment of dividends to preferred shareholders	(4,295)	(4,312)
Exercise of stock options	10	7
Net cash used for financing activities	(20,935)	(14,863)

Effect of exchange rates on cash	16	(54)
Increase in cash	4,683	9,391
Cash at beginning of period	14,019	8,381

Cash at end of period	$18,702	$17,772

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The information furnished in the accompanying consolidated financial statements reflects all adjustments, consisting of normal recurring adjustments, which, in our opinion, are necessary for a fair statement of such financial statements.

Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Commission.  Although we believe the disclosures are adequate to make the information presented herein not misleading, it is recommended these unaudited consolidated financial statements be read in conjunction with the more detailed information contained in our Annual Report on Form 10-K for 2011, as filed with the Commission.  The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results of operations for the full year due to inherent seasonality within the business, among other factors.

The consolidated financial statements include the accounts of LodgeNet Interactive Corporation and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of liabilities that might be necessary should we be unable to continue as a going concern.  However, during 2012, the Company experienced a significant decrease in total revenue.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  The decline in revenue during the third quarter of 2012 and the payment terms of our vendor forbearance agreements created liquidity constraints on our operations and related financial results.  These liquidity constraints and our non-compliance with certain of our debt covenants have resulted in there being substantial doubt about our ability to continue as a going concern.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance.  However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these two vendors, we entered into forbearance agreements with each of them, which require payments to both vendors between September and December 2012.  According to the agreements, our next payments of $10.0 million and $4.0 million to DirecTV and HBO, respectively, would have been due on November 15, 2012.  We did not expect to have the necessary liquidity to make such payments and maintain our operations.  Consequently, we have negotiated a revision to our forbearance agreement with DirecTV, whereby our November payment has been deferred to December 17, 2012, at which time we will be obligated to pay them $20.0 million.  We have also negotiated a revision to our forbearance agreement with HBO, whereby we will make a current payment of $1.5 million to them, representing a partial payment of our November obligation, defer the balance to December and owe them a payment of $6.0 million on December 17, 2012.  The Company has obtained the consent of the requisite lenders to revise such forbearance agreements.  If we are unable to obtain sufficient liquidity to make such payments, which is likely, or such payments are not further deferred, we would be forced to file under Chapter 11 of the U.S. Bankruptcy Code in December.  The Company is in active negotiations with its lenders and a potential investor in an effort to structure an orderly bankruptcy process.

As of September 30, 2012, we were in violation of the leverage covenant in our Credit Facility, as well as certain other non-financial covenants.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Facility, as more fully described in Note 6, pursuant to which the lenders have agreed not to exercise their default-related rights and remedies through the period ending December 17, 2012.  There is no assurance we can remain in compliance with the Forbearance Agreement or other covenants in the Credit Facility.  Consequently, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of September 30, 2012, as the lenders could require payment of amounts outstanding under our Credit Facility on December 17, 2012 or at an earlier date if we cannot remain in compliance with the forbearance agreement.  If we are unable to refinance or restructure our debt prior to December 17, 2012, as described in the next two paragraphs, or if we are unable to extend our Forbearance Agreement, we would likely be forced to make a filing under Chapter 11.

We are currently engaged in negotiations with a group of lenders and with certain third parties regarding restructuring options, including a potential sale transaction to a third-party that would restructure our existing Credit Facility with a combination of extended maturity dates and a new equity contribution; would involve a change in control of the company; and likely include a filing under Chapter 11.

Our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, or finding alternative financing through a potential sale transaction with a third-party.  There can be no assurance that the Company will be successful in refinancing or restructuring, obtaining acceptable alternative financing or maintaining adequate liquidity to satisfy vendor obligations.  In the event the Company was to make a Chapter 11 filing, there can be no assurance that the common equity or the preferred equity would have any value.  As a result, the common equity might be cancelled without the holders thereof receiving any distribution in a Chapter 11 case, and the preferred equity might also be cancelled without any assurance that the holders thereof would receive any distributions.  If the preferred shareholders were to receive a distribution, there can be no assurance as to the value of any such distribution.

Note 2 — Property and Equipment, Net

Property and equipment was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2012	2011
Land, building and equipment	$111,162	$114,407
Hotel systems	583,781	610,807
Total	694,943	725,214
Less - depreciation and amortization	(585,333)	(606,050)
Property and equipment, net	$109,610	$119,164

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

The declines in Guest Entertainment revenue and in our room base during 2012 have occurred at a rate greater than what we previously estimated.  In addition, our market capitalization declined during the first half of 2012.  The declines in Guest Entertainment revenue and room base during the first half of 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not that an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our second quarter 2012 impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.

The carrying amount of goodwill by reportable segment was as follows (dollar amounts in thousands):

		Advertising
	Hospitality	Services	Total
Balance as of December 31, 2011
Goodwill	$92,614	$18,679	$111,293
Accumulated impairment losses	-	(11,212)	(11,212)
	92,614	7,467	100,081
Activity during the period - Impairment charge	(92,614)	-	(92,614)

Balance as of September 30, 2012
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	(92,614)	(11,212)	(103,826)
	$-	$7,467	$7,467

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees.  These intangible assets have been deemed to have finite useful lives and are amortized over their current estimated useful lives, ranging from 2 to 20 years.  We review the intangible assets for impairment when triggering events occur or a change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the carrying amount of the assets.  We have concluded that our liquidity constraints as more fully described in Note 1 and Note 6 have not resulted in any intangible asset impairments as of September 30, 2012.

We had the following intangible assets (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$116,915	$(32,822)	$120,315	$(30,237)
Other acquired intangibles	12,101	(11,797)	13,988	(13,273)
Tradenames	3,024	(2,608)	3,145	(2,508)
Acquired patents	5,219	(5,044)	5,216	(5,004)
	$137,259	$(52,271)	$142,664	$(51,022)

We recorded amortization expense of $6.7 million and $5.6 million, respectively, for the nine months ended September 30, 2012 and 2011.  During the three months ended September 30, 2012 and 2011, we recorded amortization expense of $1.6 million and $1.8 million, respectively.  During the second quarter of 2012, due to changes in our broadband business, including continued room loss, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets.  We estimate total amortization expense for the three months remaining in 2012 and the years ending December 31 as follows (dollar amounts in millions): 2012 - $1.6; 2013 - $6.1; 2014 - $6.0; 2015 - $6.0; 2016 - $5.9 and 2017 - $5.9.  Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended September 30. Dollar amounts are in thousands, except share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic EPS:
Net income (loss)	$(1,961)	$2,044	$(105,719)	$(1,788)
Preferred stock dividends (See Note 14)	(1,431)	(1,437)	(4,294)	(4,312)
	(3,392)	607	(110,013)	(6,100)
Income (loss) allocated to participating securities (1)	-	3	-	-
Net income (loss) available to common stockholders	$(3,392)	$604	$(110,013)	$(6,100)

Weighted average shares outstanding for basic earnings per common share	25,398,834	25,209,580	25,268,298	25,061,417
Basic earnings per share	$(0.13)	$0.02	$(4.35)	$(0.24)

Diluted EPS:
Net income (loss)	$(1,961)	$2,044	$(105,719)	$(1,788)
Preferred stock dividends (See Note 14)	(1,431)	(1,437)	(4,294)	(4,312)
	(3,392)	607	(110,013)	(6,100)
Income (loss) allocated to participating securities (1)	-	3	-	-
Net income (loss) available to common stockholders	$(3,392)	$604	$(110,013)	$(6,100)

Weighted average shares outstanding for basic earnings per common share	25,398,834	25,209,580	25,268,298	25,061,417
Dilutive effect of potential shares (2)	N/A	197,824	N/A	N/A
Weighted average shares outstanding for diluted earnings per common share	25,398,834	25,407,404	25,268,298	25,061,417
Diluted earnings per share	$(0.13)	$0.02	$(4.35)	$(0.24)

Participating securities (1)	758,475	-	758,475	126,625

Potential dilutive common shares (2)	18,270,488	17,061,292	18,270,488	17,187,917

(1)                                 For the three months ended September 30, 2012 and the nine months ended September 30, 2012 and 2011, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)                                 For the three months ended September 30, 2012 and the nine months ended September 30, 2012 and 2011, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.  For the three months ended September 30, 2011, the conversion of preferred stock was not included, as its inclusion would have been anti-dilutive.  In addition, stock options, unvested restricted stock and warrants with exercise prices greater than the average market price of our common stock were not included in the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Note 5 — Accrued Expenses

Accrued expenses were comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2012	2011
Property, sales and other taxes	$4,432	$5,369
Compensation	2,794	5,275
Interest	685	778
Programming related	2,209	958
Restructuring and reorganization	713	80
Preferred stock dividends	-	1,432
Purchase commitments	1,601	2,786
Other	2,698	2,135
	$15,132	$18,813

Note 6 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows (dollar amounts in thousands):

	September 30,	December 31,
	2012	2011
Credit Facility:
Term loan	$325,407	$362,601
Revolving loan commitment	21,000	-
Capital leases	979	699
	347,386	363,300
Less current maturities	(346,741)	(10,395)
	$645	$352,905

Credit Facility —  In April 2007, we entered into a $675.0 million Credit Facility, comprised of a $625.0 million term loan, which matures in April 2014, and a $50.0 million revolving loan commitment, which matures in April 2013.  The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007.  The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.0% or (2) LIBOR plus a margin of 2.0%.  Our obligations under the Credit Facility are collateralized by a pledge of substantially all of the assets of the Company.

Effective March 22, 2011, we entered into a First Amendment (the “First Amendment”) to the Credit Facility.  The First Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its current expiration in April 2014 at the lenders’ option.  The restricted payment basket within the First Amendment allows for dividend payments not to exceed $5,750,000 per year.  In 2011, the Company incurred $2.7 million of debt issuance costs related to certain fees and expenses in connection with this First Amendment.

Under the First Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million.  The First Amendment also requires us to make quarterly term loan repayments of $2.5 million, which began June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013.  The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%.  In addition, a LIBOR floor of 1.5% was established under the First Amendment.

The First Amendment includes terms and conditions which require compliance with leverage and interest coverage covenants.  As of September 30, 2012, our actual consolidated leverage ratio was 4.52 compared to 3.76 as of June 30, 2012.  The leverage ratio of 4.52 for the quarter was above the maximum allowable ratio of 4.00.  Per the First Amendment, the maximum allowable consolidated leverage ratio remained at 4.00 through the quarter ending September 30, 2012, after which it will change to 3.75 for the quarters ending December 31, 2012 through June 30, 2013.  It will then drop to 3.50 for the quarter ending September 30, 2013 until maturity.  Our consolidated interest coverage ratio as of September 30, 2012 was 2.60 compared to the minimum allowable ratio of 2.25.  The minimum allowable consolidated interest coverage ratio will continue to be 2.25 until maturity.

As noted above, we were not in compliance with the required consolidated leverage ratio for the quarter ended September 30, 2012.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment to the Credit Facility.  Under the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising their respective default-related rights and remedies under the Credit Facility until the earlier of December 17, 2012, or the occurrence of further defaults under the Credit Facility. The principal and interest due under the Credit Facility on September 30, 2012, were paid.  However, as a result of our non-compliance with our debt covenants, combined with uncertainty over our ability to remain in compliance with these covenants, and as the lenders could require payment of the amounts outstanding under our Credit Facility on December 17, 2012, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of September 30, 2012.

In consideration of the forbearance, we agreed to certain additional terms and conditions, including the following: (a) the retention of a strategic planning officer, (b) the provision of certain specific information regarding the Company and required management conference calls and meetings, as well as monthly and weekly reports, (c) the elimination of certain available baskets for incurring debt, disposing of property, and making investments, and a limitation of $5,000,000 on indebtedness outstanding and secured by permitted liens to finance the acquisition of fixed or capital assets, (d) the limitation on making capital expenditures to only those made in the ordinary course and not in excess of $10.5 million annually, and (e) the requirement that the Company maintain Consolidated EBITDA of at least $4,543,000 for the period beginning October 1, 2012 and ending October 31, 2012 and Consolidated EBITDA of at least $8,701,000 for the period beginning October 1, 2012 and ending November 30, 2012.  There is no assurance that we will be able to achieve these EBITDA targets.  In addition, the Forbearance Agreement adjusts certain other covenants and definitions of the Credit Agreement.  The Company is also required to pay certain fees and expenses in connection with the Forbearance Agreement.

The Company’s increasing liquidity challenges have been a result of several business trends and debt servicing issues that have negatively impacted our liquidity position.  During 2012, the Company experienced a significant decrease in total revenue.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the year-to-date rate of decline has more than doubled to approximately 13% versus the prior year.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  The decline in revenue during the third quarter of 2012 and the payment terms of our vendor forbearance agreements created liquidity constraints on our operations and related financial results.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance.  However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these two vendors, we entered into forbearance agreements with each of them, which require payments to both vendors between September and December 2012.  According to the agreements, our next payments of $10.0 million and $4.0 million to DirecTV and HBO, respectively, would have been due on November 15, 2012.  We did not expect to have the necessary liquidity to make such payments and maintain our operations.  Consequently, we have negotiated a revision to our forbearance agreement with DirecTV, whereby our November payment has been deferred to December 17, 2012, at which time we will be obligated to pay them $20.0 million.  We have also negotiated a revision to our forbearance agreement with HBO, whereby we will make a current payment of $1.5 million to them, representing a partial payment of our November obligation, defer the balance to December and owe them a payment of $6.0 million on December 17, 2012.  The Company has obtained the consent of the requisite lenders to revise such forbearance agreements.  If we are unable to obtain sufficient liquidity to make such payments, which is likely, or such payments are not further deferred, we would be forced to file under Chapter 11 of the U.S. Bankruptcy Code in December.  The Company is in active negotiations with its lenders and a potential investor in an effort to structure an orderly bankruptcy process.

As discussed in Note 1, our inability to comply with the financial covenants under the Credit Facility, uncertainty over our ability to remain in compliance with these covenants, the lenders’ ability to require payment on the debt on December 17, 2012, and our liquidity constraints, have raised substantial doubt about our ability to meet our ongoing financial obligations.  We are experiencing significant liquidity constraints and our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, or finding alternative financing through a potential sale transaction with a third-party.  There can be no assurance that the Company will be successful in achieving such refinancing or restructuring, obtaining acceptable alternative financing or maintaining adequate liquidity to satisfy vendor obligations.  Consequently, the Company is exploring all other options available including filing under Chapter 11.  In the event the Company was to make such a filing, there can be no assurance that the common equity or the preferred equity would have any value.  As a result, the common equity might be cancelled without the holders thereof receiving any distribution in a Chapter 11 case, and the preferred equity might also be cancelled without any assurance that the holders thereof would receive any distributions.  If the preferred shareholders were to receive a distribution, there can be no assurance as to the value of any such distribution.

We are currently engaged in negotiations with a group of lenders and with certain third parties regarding restructuring options, including a potential sale transaction with a third party that would restructure our existing Credit Facility with a combination of extended maturity dates and a new equity contribution which would involve a change in control of the Company, and likely would include a filing under Chapter 11.  As described above, we have entered into a Forbearance Agreement with the participating lenders in the Credit Facility which provides that the lenders will refrain from exercising certain of their default-related rights and remedies throughout the period ending December 17, 2012.  If we are not able to enter into such a potential sale transaction, it is unlikely we could regain compliance with our current debt covenants and comply with the terms of our Forbearance Agreement, and if our lenders do not agree to amend or waive covenants with which we are not in compliance, the debt would be due and payable, we would not be able to satisfy our financial obligations and we would likely be forced to file under Chapter 11.

During the first quarter of 2012, we made a prepayment of $15.0 million on the term loan, along with the required payment of $2.5 million.  We expensed $156,000 of debt issuance costs related to the prepayment.  During the second quarter of 2012, we prepaid $17.0 million on the term loan and made our required quarterly payment of $2.5 million.  We expensed $156,000 of debt issuance costs.  During the third quarter of 2012, we made our required quarterly payment of $2.5 million.

In the first quarter of 2011, we made our required quarterly payment of $1.0 million and prepaid $2.0 million on the term loan.  We expensed $158,000 of debt issuance costs related to the prepayment and the First Amendment described above.  During the second and third quarters of 2011, we made the required payments of $2.5 million per quarter.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the First Amendment, this amount was reduced to $7.5 million.  As of September 30, 2012, we had outstanding letters of credit totaling $350,000, which reduces amounts available under the revolving loan commitment.  The lenders are not required to permit the issuance of additional letters of credit under the Credit Facility pursuant to the terms of the Forbearance Agreement.  During the third quarter of 2012, we borrowed $37.0 million under the revolving loan commitment and repaid $16.0 million during the quarter.  The revolving loan commitment will expire in April 2013.  If we are not able to secure alternative financing, this would have a substantial adverse impact on the Company and our ability to continue our operations.

The Credit Facility also requires we notify the lenders upon the occurrence of any development or event that has had or could reasonably be expected to have a “Material Adverse Effect” prior to any draw on the Company’s revolving loan commitment, as such terms are defined and used within our Credit Facility.  While under the Credit Facility the occurrence of a development or event that has had or could reasonably be expected to have a Material Adverse Effect is not, in and of itself, an event of default, nevertheless if such an event occurred, it could restrict the Company’s ability to obtain additional financing under the revolving loan commitment.  At September 30, 2012, we had fully drawn down the amounts available to us under our revolving loan commitment. The term loan and revolver interest rates during the quarter ended September 30, 2012 were 6.5% and 7.25%, respectively.  The weighted average interest rate for the quarter ended September 30, 2012 was 6.6%.  Effective September 30, 2012, under the Forbearance Agreement the term loan and revolver will bear an additional 2.0% margin for total interest rates of 8.5% and 9.25%, respectively.  As of September 30, 2012, we were not in compliance with all financial covenants required by our Credit Facility, as noted above.

Capital Leases — As of September 30, 2012, we had total capital lease obligations of $1.0 million.  We acquired approximately $729,000 of equipment under capital lease arrangements during the nine months ended September 30, 2012.  Our capital lease obligations consist primarily of vehicles used in our field service operations.

As of September 30, 2012, long-term debt had the following scheduled maturities for the three months remaining in 2012 and the full years ending December 31, 2013 and after (dollar amounts in thousands):

	2012	2013	2014	2015	2016
Long-term debt	$346,407	$-	$-	$-	$-
Capital leases	105	328	284	249	51
	346,512	328	284	249	51
Less amount representing interest on capital leases	(7)	(17)	(10)	(4)	-
	$346,505	$311	$274	$245	$51

As a result of our non-compliance with our debt covenants, combined with uncertainty over our ability to remain in compliance with these covenants, and the lenders’ ability to require payment of amounts outstanding under our Credit Facility on December 17, 2012, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of September 30, 2012.

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Note 7 —  Comprehensive Income

FASB ASC Topic 220, “Comprehensive Income,” provides standards for reporting and disclosure of comprehensive income and its components.  Comprehensive income reflects the changes in equity during a period from transactions related to our foreign currency translation adjustments for the periods ended September 30, 2012 and 2011, and our interest rate swap arrangements for the period ended September 30, 2011.

Accumulated other comprehensive income, as shown on our Consolidated Balance Sheets, consisted of foreign currency translation adjustments as of September 30, 2012 and December 31, 2011.

Note 8 — Statements of Cash Flows

Cash is comprised of demand deposits.  Cash paid for interest was $17.7 million and $26.1 million, respectively, for the nine months ended September 30, 2012 and 2011.  Cash paid for taxes was $0.3 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 9 — Share-Based Compensation

We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation – Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in the three and nine months ended September 30, 2012 and 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the periods ended September 30 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Compensation cost:
Stock options	$97	$233	$460	$812
Restricted stock	104	91	641	380
Total share-based compensation expense	$201	$324	$1,101	$1,192

For the nine months ended September 30, 2012 and 2011, cash received from stock option exercises was $10,000 and $7,000, respectively.  Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.  The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the three months ended September 30, 2012, we did not grant any stock options to non-employee directors of the Company; however, we did grant 550,000 stock options to officers and employees.  The valuation methodology used to determine the fair value of the options issued during the quarter was the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.  We do not pay dividends on our common stock; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

Restricted Stock

For the three months ended September 30, 2012, we did not award any shares of time-based restricted stock to our non-employee directors; however, we did award 550,000 shares of time-based restricted stock to our CEO pursuant to our 2012 CEO Equity Incentive Plan, however, the restricted stock grant was rescinded on October 19, 2012.  The fair value of the restricted stock was equal to the fair market value, as defined by the terms of the 2012 Plan, on the date of grant and would have amortized ratably over the vesting period.  In the third quarter of 2012, we did not issue any performance-based restricted stock.

Note 10 — Restructuring

In 2012, we implemented reorganization initiatives to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  These initiatives included a reduction in workforce, by approximately 11%, and vacating leased warehouse/office facilities.  As a result of these actions and executive restructuring, we incurred $1.1 million of costs during the three months ended September 30, 2012 and $5.2 million of costs during the nine months ended September 30, 2012, related to our Hospitality and Advertising Services businesses.  As a result of our 2011 restructuring initiative, we incurred $0.7 million of costs during the three months ended September 30, 2011 and $1.9 million of costs during the nine months ended September 30, 2011.  All such costs are included in operating expenses on the Consolidated Statements of Operations.

We estimate additional expenses charged to restructuring over the next twelve to eighteen months, primarily related to the initiatives noted above, will be in the range of $0.5 million to $1.0 million.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Asset impairment	Total
December 31, 2011 balance	$40	$40	$-	$80
Charges to expense	4,771	236	214	5,221
Cash payments/utilization	(4,270)	(104)	(214)	(4,588)
September 30, 2012 balance	$541	$172	$-	$713

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

Financial Assets and Financial Liabilities —  The estimated carrying and fair values of our financial instruments in the financial statements were as follows (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$347,386	$266,034	$363,300	$319,788

The fair value of our long-term debt is classified as Level 2 and is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases and our revolving loan commitment borrowings, which are reported at carrying value.  For our capital leases and revolving loan commitment borrowings, the carrying value approximates the fair value.  The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.  See Note 6 to the Consolidated Financial Statements for further disclosures regarding long-term debt and our Credit Facility.

Nonfinancial Assets and Nonfinancial Liabilities —  Certain assets and liabilities measured at fair value on a non-recurring basis could include nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment tests and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.  The fair value of our goodwill and intangible assets are determined based on valuation techniques using the income approach, utilizing a discounted cash flow analysis based on key assumptions and estimates.  Accordingly, the fair values of our goodwill and intangible assets are classified as Level 3.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, depreciation and amortization expenses, restructuring charges, other operating income (expense), interest expense, loss on the early retirement of debt, other income (expense) and income tax expense.  The goodwill impairment charge is attributable to our Hospitality segment.  We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the three and nine months ended September 30 was as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues:
Hospitality	$86,768	$101,833	$265,370	$306,259
Advertising Services	1,479	2,366	4,213	7,164
Healthcare	2,983	2,648	9,127	7,788
Total	$91,230	$106,847	$278,710	$321,211

Operating profit:
Hospitality	$22,205	$31,049	$68,561	$92,506
Advertising Services	778	430	1,736	1,170
Healthcare	794	439	1,251	1,827
Operating profit	23,777	31,918	71,548	95,503

Corporate	(4,862)	(5,201)	(14,006)	(15,141)
Depreciation and amortization	(13,777)	(17,075)	(47,018)	(54,499)
Goodwill impairment charge	-	-	(92,614)	-
Restructuring charge	(1,055)	(732)	(5,221)	(1,896)
Other operating income (expense)	4	(31)	37	(9)
Interest expense	(5,799)	(6,379)	(17,651)	(25,012)
Loss on early retirement of debt	-	-	(312)	(158)
Other income (expense)	2	(166)	26	149
Income (loss) before income taxes	$(1,710)	$2,334	$(105,211)	$(1,063)

Note 13 — Derivative Information

We follow the provisions of FASB ASC Topic 815, “Derivatives and Hedging Activities,” which establish accounting and disclosure standards regarding a company’s derivative instruments and hedging activities.

We were required by our original Credit Facility to convert 50% of the outstanding term loan into a fixed interest rate for a period not less than two years.  Our objective of entering into hedge transactions (or interest rate swaps) using derivative financial instruments was to reduce the variability of cash flows associated with variable-rate loans and comply with the terms of our Credit Facility.  As changes in interest rates impact future interest payments, the hedges provided an offset to the rate changes.  The swap agreements expired in June 2011.  The First Amendment to our Credit Facility did not require us to enter into any hedge agreements.

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

With our amended Credit Facility, our interest rate swaps ceased to be effective and hedge accounting was discontinued effective March 22, 2011 and going forward, primarily related to the LIBOR floor of 1.5% as established under the First Amendment.  As a result, our deferred losses of $4,928,000 recorded in other comprehensive income were frozen and were amortized into earnings over the original remaining term of the hedged transaction.  All subsequent changes in the fair value of the swaps were recorded directly to interest expense.  For the nine months ended September 30, 2011, we recorded a loss of $4,928,000 related to amortization of our deferred losses and a gain of $6,439,000 related to the change in fair value of the interest rate swaps.  The net amount of $1,511,000 is a non-cash gain and did not impact the amount of cash interest paid during the period.

A summary of the effect of cash flow hedges on our financial statements for the nine months ended September 30, 2011 was as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Nine Months Ended September 30, 2011:
Interest rate swaps	$89	Interest expense	$4,672	Interest expense	$(1,511)

Note 14 — Perpetual Preferred Stock Dividend

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009.  Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009.  Dividend payments not to exceed $5,750,000 in any fiscal year are allowable under the restricted payment basket as defined within the First Amendment to our Credit Facility.

The payment of dividends on our preferred stock requires our Board of Directors to declare such dividend payable.  Our Board of Directors has determined not to declare a dividend with respect to the three months ended September 30, 2012.  Accordingly, we have not recorded the preferred stock dividends for such period.  However, the preferred stock dividends have been included in our earnings per share computation (see Note 4) for the three and nine months ended September 30, 2012 pursuant to ASC 260-10-45-11.  The amount in arrears is also included in preferred stock dividends on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012. The deferred dividend of $1.4 million will accumulate in accordance with the terms of the preferred stock and, as of September 30, 2012, the total arrearage on the preferred stock was $1.4 million.

Note 15 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  On April 5, 2012, the Texas action was dismissed, and a similar action was filed in the Central District of California.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to the consolidated financial position, results of operations or cash flows.

Note 16 — Effect of Recently Issued Accounting Standards

In July 2012, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles – Goodwill and Other.”  This ASU allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is more likely than not the indefinite-lived intangible asset is impaired.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not the indefinite-lived asset is impaired, the entity is not required to take further action.  Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Topic 350.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period.  FASB ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment test performed as of a date prior to July 27, 2012, provided the public entity’s financial statements for the most recent annual or interim period have not yet been issued.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.”  When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  In addition to the risks and uncertainties discussed elsewhere in this Report and in Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2011 and filed on March 15, 2012, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:

➢              our ability to remain in compliance with the terms of our agreements with our lenders;

➢              our ability to make timely payments to our vendors, as required by our forbearance agreements and our agreements with them (as described below);

➢              our ability to successfully refinance our outstanding debt or restructure the Company;

➢              our ability to continue as a going concern;

➢              our ability to maintain adequate liquidity levels; and

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

Executive Overview

During 2012, the Company experienced a significant decrease in total revenue, driven by a major decline in its Guest Entertainment revenue and room base.  The declines in Guest Entertainment revenue and in our room base during 2012 have occurred at a rate greater than what we previously estimated.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  The decline in revenue during the third quarter of 2012 and the payment terms of our vendor forbearance agreements created considerable liquidity constraints to our operations and related financial results during the third quarter of 2012.  These liquidity constraints and our non-compliance with certain of our debt covenants have resulted in there being substantial doubt about our ability to continue as a going concern.  Our third quarter results are as follows:

In the third quarter, the Company experienced a 14.6% decrease in total revenue, to $91.2 million for the third quarter of 2012, a decrease of $15.6 million compared to the third quarter of 2011.  The decrease was primarily due to an 11.6% decline in the average number of Guest Entertainment rooms served and also by a 4.2% decline in Hospitality and Advertising Services revenue per room.  Guest Entertainment revenue per room decreased 13.9% quarter over quarter, while revenue generated from non-Guest Entertainment services increased 7.4%.  Revenue generated from non-Guest Entertainment services comprised 52.7% of total revenue for the current quarter.

Guest Entertainment revenue decreased $13.5 million or 23.9%.  The decrease was driven by the 11.6% reduction in the average number of Guest Entertainment rooms served period over period and a 13.4% decline in movie revenue per room.

Hotel Services revenue was $31.2 million in the current quarter, a decline of 6.9% over the prior year quarter, primarily due to an 8.5% decline in the number of rooms receiving cable television programming services.  On a per-room basis, Hotel Services revenue increased 5.4% quarter over quarter, driven primarily by an increase in the number of rooms receiving high definition (“HD”) cable television programming services and the expiration of contracts with unfavorable terms.  System Sales and Related Services revenue per room improved 21.0%, related to television programming systems sales.  Our advertising services subsidiary generated revenue of $1.5 million, a decrease of 37.5% compared to the third quarter of 2011, as we continue the transition of our advertising platform from analog to an expanded HD platform.  Our healthcare subsidiary revenue was $3.0 million in the current quarter, an increase of 12.7% over the prior year quarter.

Our total direct costs decreased $4.8 million or 8.0%, to $55.2 million in the third quarter of 2012 as compared to $60.0 million in the third quarter of 2011.  The decrease in total direct costs was driven by lower sales volume in Guest Entertainment and Hotel Services, resulting in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were lower due to the transition to our new advertising platform.  Total direct costs as a percentage of revenue increased to 60.5% for the third quarter of 2012, compared to 56.2% for the prior year period, due primarily to a change in the mix of products and services sold.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $3.0 million or 15.0% quarter over quarter, to $17.1 million in the third quarter of 2012 compared to $20.1 million in the prior year quarter.  Factors driving the improvement period over period include reduced payroll-related and facilities costs as a result of expense reduction initiatives, as well as reduced travel, content distribution and system repair costs.  Depreciation and amortization expenses were $13.8 million in the third quarter of 2012 versus $17.1 million in the third quarter of 2011.

We generated $1.0 million of cash from operating activities as compared to $13.4 million in the third quarter of 2011.  Cash used for capital investments was $6.7 million in the third quarter of 2012, compared to $6.1 million in the third quarter of 2011.  In September 2012, we made the required quarterly payment of $2.5 million on our term loan.

As of September 30, 2012, we were in violation of the leverage covenant in our Credit Facility, as well as certain other non-financial covenants.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment to the Credit Facility, as more fully described in Note 6, pursuant to which the lenders have agreed not to exercise their default-related rights and remedies through the period ending December 17, 2012.  There is no assurance we can remain in compliance with the Forbearance Agreement or other covenants in the Credit Facility.  Consequently, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of September 30, 2012, as the lenders could require payment of amounts outstanding under our Credit Facility on December 17, 2012 or at an earlier date if we cannot remain in compliance with the Forbearance Agreement.

Liquidity and Capital Resources

At September 30, 2012, we were in violation of the leverage covenant in our Credit Facility.  Our leverage and interest coverage ratios were as follows for the periods ended September 30:

	2012	2011

Actual consolidated leverage ratio (1) (3)	4.52	3.50
Maximum per covenant	4.00	4.00

Actual consolidated interest coverage ratio (2) (3)	2.60	2.69
Minimum per covenant	2.25	2.25

(1)           Our maximum consolidated leverage ratio is the total amount of all indebtedness of the Company, determined on a consolidated basis in accordance with GAAP, divided by operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items, as defined by the terms of the Credit Facility and the First Amendment.

(2)           Our minimum consolidated interest coverage ratio is a function of operating income exclusive of depreciation and amortization and adjusted (plus or minus) for certain other miscellaneous cash items, non-cash items and non-recurring items divided by interest expense and preferred dividends, as defined by the terms of the Credit Facility and the First Amendment.

(3)           Maximum consolidated leverage ratio and minimum consolidated interest coverage ratios are defined terms of the Credit Facility and the First Amendment.

Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment to the Credit Facility.  Under the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising their respective default-related rights and remedies under the Credit Facility until the earlier of December 17, 2012, or the occurrence of further defaults under the Credit Facility. The principal and interest due under the Credit Facility on September 30, 2012, were paid.  However, as a result of our non-compliance with our leverage covenant, combined with uncertainty over our ability to regain compliance with this covenant, as well as other, non-financial covenants, and the ability of the lenders to require payment of amounts outstanding under our Credit facility on December 17, 2012, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of September 30, 2012.

In consideration of the forbearance, we agreed to certain additional terms and conditions, including the following: (a) the retention of a strategic planning officer, (b) the provision of certain specific information regarding the Company and required management conference calls and meetings, as well as monthly and weekly reports, (c) the elimination of certain available baskets for incurring debt, disposing of property, and making investments, and a limitation of $5,000,000 on indebtedness outstanding and secured by permitted liens to finance the acquisition of fixed or capital assets, (d) the limitation on making capital expenditures to only those made in the ordinary course and not in excess of $10.5 million annually, and (e) the requirement that the Company maintain Consolidated EBITDA of at least $4,543,000 for the period beginning October 1, 2012 and ending October 31, 2012  and Consolidated EBITDA of at least $8,701,000 for the period beginning October 1, 2012 and ending November 30, 2012.  There is no assurance that we will be able to achieve these EBITDA targets.  In addition, the Forbearance Agreement adjusts certain other covenants and definitions of the Credit Agreement.  The Company is also required to pay certain fees and expenses in connection with the Forbearance Agreement.  If we default under the Forbearance Agreement, or under any other provision of the Credit Facility, the Forbearance Agreement will terminate and our lenders will have the ability to accelerate the maturity of the entire principal amount of the indebtedness owed to them.  If such an event were to occur, we would not be able to satisfy our financial obligations.

During the first nine months of 2012, cash provided by operating activities was $52.3 million.  Excluding the cash contribution from increased accounts payable, cash provided by operating activities would have been $39.3 million.  The Company used $26.7 million of the cash we generated for property and equipment additions.  During the same period, we prepaid $32.0 million against our Credit Facility, in addition to the required payments totaling $7.5 million.  We also used $4.3 million for preferred stock dividends.  During the first nine months of 2011, cash provided by operating activities was $41.0 million.  Excluding the negative impact from accounts payable, cash provided by operating activities would have been $52.1 million, and we used cash for property and equipment additions of $16.7 million.  During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $6.0 million.  We also used $4.3 million for the preferred stock dividend payments.  Cash as of September 30, 2012 was $18.7 million versus $14.0 million as of December 31, 2011.

During the third quarter of 2012, the Company began to experience significant liquidity constraints.  Our cash provided by operating activities declined $12.4 million to $1.0 million compared to $13.4 million in the third quarter of 2011, resulting in negative cash flow (see table below) for the quarter.  On October 15, 2012 the Company announced that it was neither declaring nor paying the $1.4 million preferred stock dividend.

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

Levels of free cash flow are set forth in the following table (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cash provided by operating activities	$956	$13,406	$52,334	$41,020
Property and equipment additions	(6,651)	(6,117)	(26,732)	(16,712)
	$(5,695)	$7,289	$25,602	$24,308

The Company’s increasing liquidity challenges have been a result of several business trends and debt servicing issues that have negatively impacted our liquidity position.  During 2012, the Company experienced a significant decrease in total revenue.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the year-to-date rate of decline has more than doubled to approximately 13% versus the prior year.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with two of our major vendors.  The decline in revenue during the third quarter of 2012 and the payment terms of our vendor forbearance agreements created liquidity constraints on our operations and related financial results.  The decrease in revenue resulted primarily from an 11.9% reduction in the average number of Guest Entertainment rooms served and a 12.9% decline in Guest Entertainment revenue per room.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance. However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these two vendors, we entered into forbearance agreements with each of them which require payments to both vendors between September and December 2012.  According to the agreements, our next payments of $10.0 million and $4.0 million to DirecTV and HBO, respectively, would have been due on November 15, 2012.  We did not expect to have the necessary liquidity to make such payments and maintain our operations.  Consequently, we have negotiated a revision to our forbearance agreement with DirecTV, whereby our November payment has been deferred to December 17, 2012, at which time we will be obligated to pay them $20.0 million.  We have also negotiated a revision to our forbearance agreement with HBO, whereby we will make a current payment of $1.5 million to them, representing a partial payment of our November obligation, defer the balance to December and owe them a payment of $6.0 million on December 17, 2012.  The Company has obtained the consent of the requisite lenders to revise such forbearance agreements.   If we are unable to obtain sufficient liquidity to make such payments, which is likely, or such payments are not further deferred, we would be forced to file under Chapter 11 of the U.S. Bankruptcy Code in December.  The Company is in active negotiations with its lenders and a potential investor in an effort to structure an orderly bankruptcy process.

From October 1 to November 8, 2012, we have made aggregate payments to our vendors of approximately $28 million, in addition to the aggregate payments of approximately $24 million made between September 15 and September 30, 2012, to address the extended payment terms many of our vendors were operating under and to comply with the forbearance agreements negotiated with DirecTV and HBO.  Additionally, the Company has retained legal and financial advisors and paid fees of $3.5 million to them to assist in the restructuring of our Credit Facility and exploring strategic alternatives. Also, as required by the Forbearance Agreement with our lenders, we have also paid more than $500,000 to the financial and legal advisors retained by the lenders’ Steering Committee.

As a consequence of our liquidity situation, our Board of Directors did not declare a dividend on the preferred stock, with respect to the third quarter and does not expect to declare or pay any further dividends on the preferred stock.

The issues outlined above have contributed to a situation where the Company is having difficulties meeting its ongoing financial obligations.  Our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, or finding alternative financing through a potential sale transaction with a third-party.  There can be no assurance that the Company will be successful in achieving such refinancing or restructuring, obtaining acceptable financing or maintaining adequate liquidity to satisfy vendor obligations.  Consequently, the Company is exploring all other options available including filing under Chapter 11.  In the event the Company was to make such a filing, there can be no assurance that the common equity or the preferred equity would have any value.  As a result, the common equity might be cancelled without the holders thereof receiving any distribution in a Chapter 11 case, and the preferred equity might also be cancelled without any assurance that the holders thereof would receive any distributions.  If the preferred shareholders were to receive a distribution, there can be no assurance as to the value of any such distribution.

Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and “Part II Item 1A Risk Factors” in this Form 10-Q for further details regarding risks relating to our sufficiency of cash flows, indebtedness and covenants.

We are currently engaged in negotiations with a group of lenders and with certain third parties regarding restructuring options, including a potential sale transaction to a third-party that would restructure our existing Credit Facility with a combination of extended maturity dates and a new equity contribution which would involve a change in control of the Company, and likely would include a filing under Chapter 11.

Obligations and commitments as of September 30, 2012 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$347,386	$346,741	$536	$109	$-
Interest on long-term debt (1)	7,749	7,731	17	1	-
Operating lease payments	2,519	965	1,313	241	-
Purchase obligations and royalties (2)	50,617	48,586	1,809	222	-
Total contractual obligations	$408,271	$404,023	$3,675	$573	$-

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$350	$350	$-	$-	$-

(1)           Interest payments are estimates based on current LIBOR, Forbearance Agreement interest rates and scheduled debt amortization.

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

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).  One of our main sources of revenue, generating 47.3% of total revenue for the quarter ended September 30, 2012, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

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

•                  Envision.  The Envision platform is our next generation, cloud-connected interactive television platform.  This is considered our standard platform and, as of September 30, 2012, we had 223 systems installed and providing services to approximately 75,000 rooms, and had over 113,000 rooms under contract.  Envision supports extensive branding, as well as a variety of interactive applications designed to assist hoteliers to increase on-premise revenues and save operating costs.  In addition, Envision enhances the guest experience by allowing expanded purchase options, to enable purchases of certain services through the interactive television system using personal credit cards or their hotel folio.  The Envision system also features traveler-centric guest applications, including real time flight data, local information and ecommerce opportunities, such as purchasing tickets for local area attractions and events, reserving tee times and making restaurant reservations.  Envision’s subscription apps and transactional-based revenues represent an ongoing revenue growth opportunity for the Company as we continue to expand our Envision room base and introduce additional apps.  As of September 30, 2012, 39.3% of the installed Envision rooms are subscribing to premium apps.

•                  Mobile Applications.  In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  We launched the LodgeNet Mobile App in January 2012 and, as of September 30, 2012; it is available in approximately 640,000 rooms.  The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services.  For hotels, the app can be utilized to provide guests with customized brand and property information services.  We expect to drive new revenues from hotels as they subscribe for enhanced mobile services, such as making it possible for a guest to check out of their room or order room service by the pool on their mobile device.  The new app will also create a one-to-one marketing relationship with the consumer, where we can drive incremental revenues from advertising, promotional campaigns or from transactional revenue, such as ticket purchases or restaurant reservations.

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

Advertising Services.  We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of traditional television advertising, place-based digital advertising and promotional marketing solutions.  The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations.  By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services.  As of September 30, 2012, we provided advertising and media services to approximately 1.1 million hotel rooms.

During the third quarter of 2012, we continued the transition of our ad insertion business from our analog platform to an expanded high definition platform with over 20 channels, capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition, which will involve a substantial capital investment, will enable us to deliver our advertising content in a more cost-effective manner across a much larger segment of our existing room base, expanding from 300,000 rooms to 500,000 rooms.  Successful completion of this transition is dependent upon our entering into a strategic alliance or other relationship with an entity which can provide the funds for the required capital investment, which is in turn dependent on our restructuring and refinancing efforts.  As an initial step of this transition, we discontinued certain services provided through the analog platform in the first quarter of 2012.  Our new high definition platform was targeted to begin operations in 2013, although no assurance can be given that such goal will be achieved.  The platform is being designed to have the scale to attract national advertisers and will also to have the ability to target specific designated market areas and zip codes.  Longer term, we believe our new advertising platform will have the potential to significantly enhance our ability to monetize the advertising value of our extensive room base and valuable guest demographic.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services.  As of September 30, we had the following number of rooms installed with the designated service:

	September 30,
	2012	2011
Total rooms served (1)	1,518,417	1,693,745
Total Guest Entertainment rooms (2)	1,387,104	1,551,204
Total iHDTV rooms (3)	353,143	294,396
Percent of Total Guest Entertainment rooms	25.5%	19.0%
Total Envision rooms (4)	75,051	5,087
Percent of Total Guest Entertainment rooms	5.4%	0.3%
Total Mobile rooms (5)	639,955	-
Percent of Total Guest Entertainment rooms	46.1%	-
Total Cable Television Programming (FTG) rooms (6)	879,264	960,965
Percent of Total Guest Entertainment rooms	63.4%	61.9%
Total Broadband Internet rooms (7)	103,844	150,581

(1)                                 Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)                                 Guest Entertainment rooms, of which 94.1% were digital as of September 30, 2012, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

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

High Definition Room Growth

We also track the penetration of our interactive, high-definition television (“iHDTV”) system, since rooms equipped with iHDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our analog systems. iHDTV room growth occurs as we install our iHDTV system in newly contracted rooms or convert certain existing rooms to the iHDTV system in exchange for contract extensions. The installation of an iHDTV system typically requires a capital investment by both the Company and the hotel operator. During the past three years, iHDTV growth has been constrained by reduced hotel capital spending on HD televisions, given the negative impact of the economy on the hospitality industry and is currently constrained by our liquidity issues. We installed our iHDTV systems in the following number of net new rooms as of September 30:

	September 30,
	2012	2011

Net new iHDTV rooms for the three months ended	11,510	8,801
Net new iHDTV rooms for the nine months ended	43,904	24,043

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

Capital Investment Cost Per Installed Room

The average investment cost per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions.  The following table sets forth our average installation cost per room during the periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Average cost per installed iHDTV room	$141	$135	$141	$144

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.23	$11.88	$10.22	$11.74
Non-Guest Entertainment
Hotel Services	7.41	7.03	7.39	6.98
System Sales and Related Services	2.94	2.43	2.92	2.15
Advertising Services	0.35	0.50	0.33	0.49
	10.70	9.96	10.64	9.62
Total Hospitality and Advertising Services revenue per room	$20.93	$21.84	$20.86	$21.36

Our diversified revenue initiatives, including Hotel Services, Systems Sales and Related Services and Advertising Services, increased to $10.70 per room for the current quarter, a 7.4% increase from the prior year quarter.  Quarter over quarter, Guest Entertainment revenue per room decreased 13.9% to $10.23.  For the nine months ended September 30, 2012, revenue from diversified initiatives increased to $10.64 per room, a 10.6% increase from the prior year period.  During the same period, Guest Entertainment revenue per room decreased 12.9% to $10.22.  Total Non-Guest Entertainment revenue, including Healthcare, comprised 52.7% of total revenue during the third quarter of 2012 and 52.6% of total revenue for the nine months ended September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.32	$4.84	$4.13	$4.61
Hotel Services	6.23	5.79	6.21	5.79
System Sales and Related Services	2.16	1.39	2.12	1.37
Advertising Services	0.04	0.27	0.05	0.26
Total Hospitality and Advertising Services direct costs per room	$12.75	$12.29	$12.51	$12.03

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

•                  revenue generated from cable plant design, modification and installation, as well as television installation services.

As of September 30, these services and solutions were installed as follows:

	September 30,
	2012	2011
Systems installed	78	63
Beds served	18,216	14,887

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Systems operations expenses	$1.97	$2.05	$1.97	$2.02
SG&A expenses	2.08	2.16	2.23	2.10
Depreciation and amortization (D&A)	3.27	3.58	3.64	3.71
Impairment charge	-	-	7.16	-
Restructuring charge	0.25	0.15	0.40	0.13
Other operating expense, net	-	0.01	-	-
	$7.57	$7.95	$15.40	$7.96

Systems operations as a percent of total revenue	9.1%	9.1%	9.1%	9.2%
SG&A as a percent of total revenue	9.6%	9.7%	10.3%	9.6%
D&A as a percent of total revenue	15.1%	16.0%	16.8%	17.0%
Total operating expenses as a percent of total revenue	35.0%	35.5%	71.4%	36.3%

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

Discussion and Analysis of Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenue Analysis. Total revenue for the third quarter of 2012 was $91.2 million, a decrease of $15.6 million or 14.6%, compared to the third quarter of 2011. The decrease in revenue was from Guest Entertainment, Hotel Services and Advertising Services revenues, partially offset by an increase in revenues from System Sales and Related Services and Healthcare. The following table sets forth the components of our revenue (dollar amounts in thousands) for the quarter ended September 30:

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$43,158	47.3%	$56,691	53.1%
Hotel Services	31,226	34.2%	33,555	31.4%
System Sales and Related Services	12,384	13.6%	11,587	10.8%
Advertising Services	1,479	1.6%	2,366	2.2%
Total Hospitality and Advertising Services	88,247	96.7%	104,199	97.5%
Healthcare	2,983	3.3%	2,648	2.5%
	$91,230	100.0%	$106,847	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $16.0 million or 15.3%, to $88.2 million in the third quarter of 2012 compared to $104.2 million in the third quarter of 2011. Average monthly Hospitality and Advertising Services revenue per room was $20.93 in the third quarter of 2012, a decrease of 4.2% as compared to $21.84 in the prior year quarter. The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the quarter ended September 30:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.23	$11.88
Hotel Services	7.41	7.03
System Sales and Related Services	2.94	2.43
Advertising Services	0.35	0.50
Total Hospitality and Advertising Services revenue per room	$20.93	$21.84

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $13.5 million or 23.9%, to $43.2 million in the third quarter of 2012 as compared to $56.7 million in the prior year quarter.  The decrease in revenue resulted primarily from an 11.6% reduction in the average number of Guest Entertainment rooms served and a 13.9% decline in Guest Entertainment revenue per room, which primarily resulted from a decline in revenue from Hollywood and non-theatrical movies, television on-demand programming, video games and music.  As a result, monthly Guest Entertainment revenue for the third quarter of 2012 declined to $10.23 compared to $11.88 for the third quarter of 2011.  On a per-room basis, average monthly movie revenue per room was $9.69 for the third quarter of 2012, a 13.4% reduction as compared to $11.19 per room in the prior year quarter.  Non-movie Guest Entertainment revenue per room decreased 21.7% to $0.54 in the third quarter of 2012, driven primarily by decreases in television on-demand, games and music revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $2.4 million compared to the prior year quarter, to $31.2 million in the third quarter of 2012 versus $33.6 million in the third quarter of 2011.  On a per-room basis, monthly Hotel Services revenue for the third quarter of 2012 increased 5.4%, to $7.41 compared to $7.03 for the third quarter of 2011.  Monthly cable television programming revenue per room increased 5.7%, to $6.81 for the third quarter of 2012 as compared to $6.44 for the third quarter of 2011.  These increases resulted primarily from an increase in the number of rooms receiving HD service and the expiration of contracts with unfavorable terms.  Recurring Internet revenue per room declined, to $0.54 in the current quarter from $0.59 in the prior year quarter.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For the third quarter of 2012, revenue increased $0.8 million or 6.9%, to $12.4 million as compared to $11.6 million for the third quarter of 2011.  The improvement was the result of increased television programming systems sales, offset in part by fees received in 2011 related to the early termination of a group of limited service hotels which elected to only provide free television.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  For the third quarter of 2012, revenue decreased $0.9 million or 37.5%, to $1.5 million as compared to $2.4 million in the prior year period.  This decrease was primarily the result of the transition of our analog system to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Healthcare revenue increased $0.4 million or 12.7%, to $3.0 million in the third quarter of 2012 compared to $2.6 million in the third quarter of 2011.  The increase was the result of an increase in the number of beds receiving our recurring services and increased professional services work.  During the third quarter of 2012, we installed 640 beds and three facilities compared to 1,148 beds and three facilities during the prior year period.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $4.8 million or 8.0%, to $55.2 million in the third quarter of 2012 as compared to $60.0 million in the third quarter of 2011.  Total direct costs were 60.5% of revenue for the third quarter of 2012 as compared to 56.2% in the third quarter of 2011, increasing primarily due to a change in the mix of products and services sold.  Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $53.8 million for the third quarter of 2012 compared to $58.6 million for the prior year quarter.  We had a lower sales volume in Guest Entertainment and Hotel Services, resulting in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were also lower, due to the transition of our advertising platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the quarter ended September 30 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$8,311	9.1%	$9,768	9.1%
Selling, general and administrative	8,770	9.6%	10,326	9.7%
Depreciation and amortization	13,777	15.1%	17,075	16.0%
Restructuring charge	1,055	1.2%	732	0.7%
Other operating (income) expense	(4)	0.0%	31	0.0%
Total operating expenses	$31,909	35.0%	$37,932	35.5%

System operations expenses decreased $1.5 million or 14.9%, to $8.3 million in the third quarter of 2012 as compared to $9.8 million in the third quarter of 2011.  The decrease was driven by reduced payroll, facilities, content distribution and system repair costs.  As a percentage of total revenue, system operations expenses remained stable at 9.1% quarter over quarter.  Per average installed room, system operations expenses decreased, to $1.97 per room per month this quarter compared to $2.05 in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $1.5 million or 15.1%, to $8.8 million in the current quarter as compared to $10.3 million in the third quarter of 2011.  The decrease was driven by reduced payroll-related costs as a result of expense reduction initiatives.  As a percentage of revenue, SG&A expenses were 9.6% in the third quarter of 2012 as compared to 9.7% in the third quarter of 2011.  SG&A expenses were $2.08 per average installed room per month for the current quarter as compared to $2.16 in the prior year quarter.

Depreciation and amortization expenses were $13.8 million in the third quarter of 2012 as compared to $17.1 million in the third quarter of 2011.  As a percentage of revenue, depreciation and amortization expenses were 15.1% in the third quarter of 2012 compared to 16.0% in the third quarter of 2011.

In 2012, we implemented reorganization initiatives to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  These initiatives included a reduction in workforce, by approximately 11%, and vacating leased warehouse/office facilities.  As a result of these actions and executive restructuring, we incurred $1.1 million of costs during the current quarter.  We incurred $0.7 million of costs during the third quarter of 2011 as a result of our 2011 restructuring initiative.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating  Income.  As a result of the factors described above, operating income was $4.1 million in the third quarter of 2012 compared to $8.9 million in the third quarter of 2011.

Interest Expense.  Interest expense was $5.8 million in the current quarter versus $6.4 million in the third quarter of 2011.  The weighted average interest rate remained at 6.6% for the third quarter of 2012 and the third quarter of 2011.  The outstanding balance of our debt under the Credit Facility and our capital lease obligations decreased to $347.4 million in the third quarter of 2012 from $365.6 million in the third quarter of 2011.

Taxes.  For the third quarter of 2012 and 2011, we incurred taxes of $251,000 and $290,000, respectively, primarily for state franchise taxes and foreign income taxes.

Net (Loss) Income.  As a result of the factors described above, net loss was $2.0 million for the third quarter of 2012 compared to net income of $2.0 million in the prior year quarter.

Discussion and Analysis of Results of Operations

Nine Months Ended September 30, 2012 and 2011

Revenue Analysis.  Total revenue for the first nine months of 2012 was $278.7 million, a decrease of $42.5 million or 13.2%, compared to the first nine months of 2011.  The decrease in revenue was from Guest Entertainment, Hotel Services and Advertising Services revenues, partially offset by increases in revenues from System Sales and Related Services and Healthcare.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the nine months ended September 30:

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Revenues:
Hospitality and Advertising Services
Guest Entertainment	$132,157	47.4%	$172,305	53.7%
Hotel Services	95,453	34.3%	102,406	31.9%
System Sales and Related Services	37,760	13.5%	31,548	9.8%
Advertising Services	4,213	1.5%	7,164	2.2%
Total Hospitality and Advertising Services	269,583	96.7%	313,423	97.6%
Healthcare	9,127	3.3%	7,788	2.4%
	$278,710	100.0%	$321,211	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $43.8 million or 14.0%, to $269.6 million in the first nine months of 2012 compared to $313.4 million in the first nine months of 2011.  Average monthly Hospitality and Advertising Services revenue per room was $20.86 in the first nine months of 2012, a decrease of 2.3% as compared to $21.36 in the prior year period.  The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the nine months ended September 30:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.22	$11.74
Hotel Services	7.39	6.98
System Sales and Related Services	2.92	2.15
Advertising Services	0.33	0.49
Total Hospitality and Advertising Services revenue per room	$20.86	$21.36

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $40.1 million or 23.3%, to $132.2 million in the first nine months of 2012 as compared to $172.3 million in the prior year period.  The decrease in revenue resulted primarily from an 11.9% reduction in the average number of Guest Entertainment rooms served and a 12.9% decline in Guest Entertainment revenue per room, which primarily resulted from a decline in revenue from Hollywood and non-theatrical movies, music, television on-demand programming and games.  As a result, monthly Guest Entertainment revenue per room for the first nine months of 2012 declined to $10.22 compared to $11.74 for the first nine months of 2011.  On a per-room basis, average monthly movie revenue per room was $9.66 for the first nine months of 2012, a 12.7% reduction as compared to $11.07 per room in the prior year period.  Non-movie Guest Entertainment revenue per room decreased 16.4% to $0.56 in the first nine months of 2012, related to decreases in music and games revenue.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $6.9 million or 6.8%, to $95.5 million during the first nine months of 2012 versus $102.4 million in the first nine months of 2011.  On a per-room basis, monthly Hotel Services revenue for the first nine months of 2012 increased 5.9%, to $7.39 compared to $6.98 for the first nine months of 2011.  Monthly cable television programming revenue per room increased 6.3%, to $6.78 for the first nine months of 2012 as compared to $6.38 for the first nine months of 2011.  These increases resulted primarily from an increase in the number of rooms receiving HD service and the expiration of contracts with unfavorable terms.  Recurring Internet revenue per room decreased slightly, to $0.57 for the current nine months as compared to $0.60 for the prior year nine months.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For the first nine months of 2012, revenue increased $6.3 million or 19.7%, to $37.8 million as compared to $31.5 million for the first nine months of 2011.  The improvement was from increased television programming systems sales, professional services work and service-related revenue, partially offset by fees received in 2011 related to the early termination of a group of limited service hotels which elected to only provide free television.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  For the first nine months of 2012, revenue decreased $3.0 million or 41.2%, to $4.2 million as compared to $7.2 million in the prior year period.  This decrease was primarily the result of the transition of our analog system to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Healthcare revenue increased $1.3 million or 17.2%, to $9.1 million in the first nine months of 2012 as compared to $7.8 million for the first nine months of 2011, driven by the number of installations and professional services work done in the current period, as well as an increase in the number of beds receiving our recurring services.  During the current period, we installed 2,285 beds and 10 facilities compared to 2,663 beds and 7 facilities during the prior year period.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below). Total direct costs decreased $13.4 million or 7.5%, to $167.0 million in the first nine months of 2012 as compared to $180.4 million in the first nine months of 2011.  Total direct costs were 59.9% of revenue for the first nine months of 2012 compared to 56.2% for the same period in 2011, increasing primarily due to a change in the mix of products and services sold.  Direct costs related to the Hospitality and Advertising Services businesses, which include Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $161.7 million for the first nine months of 2012 compared to $176.6 million for the prior year period.  Lower sales volume in Guest Entertainment and Hotel Services resulted in lower hotel commissions, royalties and programming fees.  Advertising Services direct costs were also lower this period, due to the transition of our advertising platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the nine months ended September 30 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$25,455	9.1%	$29,569	9.2%
Selling, general and administrative	28,761	10.3%	30,854	9.6%
Depreciation and amortization	47,018	16.8%	54,499	17.0%
Impairment charge	92,614	33.3%	-	-
Restructuring charge	5,221	1.9%	1,896	0.5%
Other operating (income) expense	(37)	0.0%	9	0.0%
Total operating expenses	$199,032	71.4%	$116,827	36.3%

System operations expenses decreased $4.1 million or 13.9%, to $25.5 million in the first nine months of 2012 as compared to $29.6 million in the first nine months of 2011.  The decrease was driven by reduced payroll, facilities, system repair and content distribution costs.  As a percentage of total revenue, system operations expenses were stable, at 9.1% this period and 9.2% for the first nine months of 2011.  Per average installed room, system operations expenses were $1.97 per room per month for the nine months ended September 30, 2012 and $2.02 for the nine months ended September 30, 2011.

Selling, general and administrative (“SG&A”) expenses decreased $2.1 million or 6.8%, to $28.8 million in the current period as compared to $30.9 million in the same period of 2011.  The decrease was a result of lower professional services, in addition to our expense reduction initiatives, which included the reduction of personnel, other payroll-related costs and facilities expenses.  As a percentage of revenue, SG&A expenses were 10.3% in the current period as compared to 9.6% in the prior year period.  SG&A expenses were $2.23 per average installed room per month for the current nine months as compared to $2.10 in the first nine months of 2011.

Depreciation and amortization expenses were $47.0 million in the first nine months of 2012 as compared to $54.5 million in the first nine months of 2011.  As a percentage of revenue, depreciation and amortization expenses were 16.8% in the first nine months of 2012 compared to 17.0% in the first nine months of 2011.

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

In 2012, we implemented reorganization initiatives to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  These initiatives included a reduction in workforce, by approximately 11%, and vacating leased warehouse/office facilities.  As a result of these actions and executive restructuring, we incurred $5.2 million of costs during the current nine month period.  As a result of our 2011 restructuring initiative, we had $1.9 million of costs during the first nine months of 2011.  Additional accruals and cash payments related to the restructuring activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating (Loss) Income.  As a result of the factors described above, operating loss was $87.3 million in the first nine months of 2012 compared to operating income of $24.0 million in the first nine months of 2011.

Interest Expense.  Interest expense was $17.7 million in the current period versus $25.0 million in the first nine months of 2011.  The weighted average interest rate was 6.6% for the first nine months of 2012 versus 9.0% for the first nine months of 2011.  The decline in interest expense and rate was related the quarterly payments on our interest rate swap commitments during the first half of 2011.  The interest rate swaps expired effective June 30, 2011.  The outstanding balance of our debt under the Credit Facility and our capital lease obligations decreased to $347.4 million at September 30, 2012 from $365.6 million at September 30, 2011.  Interest expense for the first nine months of 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position, including a $6.4 million gain related to the change in fair value of the swaps and $4.9 million in amortization of deferred losses frozen in other comprehensive income.

Loss on Early Retirement of Debt.  During the first nine months of 2012, we made additional prepayments on our term loan totaling $32.0 million.  As a result of these prepayments, we expensed $312,000 of unamortized debt issuance costs.  During the first nine months of 2011, we made an additional prepayment on our term loan of $2.0 million.  As a result of this prepayment and the First Amendment to our Credit Facility, we expensed $158,000 of unamortized debt issuance costs.

Taxes.  For the first nine months of 2012 and 2011, we incurred taxes of $508,000 and $725,000, respectively, primarily for state franchise taxes and foreign income taxes.

Net Loss.  As a result of the factors described above, net loss was $105.7 million for the first nine months of 2012 compared to net loss of $1.8 million in the prior year period.

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

The declines in Guest Entertainment revenue and in our room base during 2012 have occurred at a rate greater than what we previously estimated.  In addition, our market capitalization has declined during 2012.  The declines in Guest Entertainment revenue and room base during the first half of 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not that an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our second quarter impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million related to goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  We believe there are no current impacts to our Advertising Services reporting unit.  We have concluded that our liquidity constraints have not resulted in any intangible asset impairments as of September 30, 2012.

Recent Accounting Developments

See Note 16 to the Consolidated Financial Statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At September 30, 2012, we had debt totaling $347.4 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Credit Facility:
Term loan	$325,407	$244,055
Revolving loan commitment	21,000	21,000
Capital leases	979	979
	$347,386	$266,034

The fair value of our long-term debt is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases and our revolving loan commitment borrowings, which are reported at carrying value.  For our capital leases and revolving loan commitment borrowings, the carrying value approximates the fair value.  In addition, the fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.

The term loan interest rate as of September 30, 2012 was 6.5%, the revolving loan commitment rate was 7.25%, the capital lease interest rate was 3.6% and our weighted average interest rate for the quarter ended September 30, 2012 was 6.6%.  Effective September 30, 2012, under the Forbearance Agreement the term loan and revolver will bear an additional 2.0% margin, for total interest rates of 8.5% and 9.25%, respectively.  As of September 30, 2012, we had fixed rate debt of $1.0 million and variable rate debt of $346.4 million.  For fixed rate debt, interest rate fluctuations affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the third quarter of 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1 — Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On July 11, 2008, Linksmart Wireless Technology, LLC, a California limited liability company based in Pasadena, California, filed several actions for patent infringement in the U.S. District Court in Marshall, Texas.  The suits allege the Company and numerous other defendants infringe a patent issued on August 17, 2004 entitled “User Specific Automatic Data Redirection System.”  All pending cases have been consolidated.  The complaint does not specify an amount in controversy.  The Company believes it does not infringe the patent in question, has filed responsive pleadings and is vigorously defending the action.  The case was stayed in October 2010, pending a re-examination of the patent by the U.S. Patent and Trademark Office (the “PTO”).  In January 2012, the PTO issued a notice it intended to re-issue the patent with certain claims canceled, other claims confirmed and other claims modified.  In February 2012, the Court removed the stay, but in light of the substantial changes to the patent, cleared the docket by denying all outstanding motions without prejudice.  On April 5, 2012, the Texas action was dismissed, and a similar action was filed in the Central District of California.  The parties are in the process of examining the case in light of the significant revisions to the patent.  The Company believes the changes to the scope of the patent may reduce or eliminate liability for past infringement and the patent as amended remains subject to further review by the PTO and by the Court.  As a result of these events, the case remains at a very preliminary stage, and the Company believes any possible loss would be immaterial to the consolidated financial position, results of operations or cash flows.

Item 1A — Risk Factors

In addition to the updated risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results.

The Company has entered into a Forbearance Agreement with our lenders, which expires on December 17, 2012.  We may face difficulty in restructuring or refinancing our existing Credit Facility on favorable terms, if at all, or meeting the terms of the lender Forbearance Agreement.  We may also face difficulty in making the required payments outlined in our vendor Forbearance Agreements, which are described below.  If we were to breach either of our vendor forbearance agreements, this would also constitute a breach of our lender forbearance agreement.

Any failure by us to comply with the applicable covenants of the lender Forbearance Agreement, or to negotiate waivers or amendments of such covenants, would give our lenders a range of rights and remedies, up to and including declaring all outstanding debt to be due and payable.  If such an event were to occur, we would be unable to meet our financial obligations and would likely be forced to make a filing under Chapter 11 of the U.S. Bankruptcy Code.

In addition, our inability to comply with the existing financial covenants under our Credit Facility combined with uncertainty over our ability to remain in compliance with the covenants under the Credit Facility, and the ability of our lenders to require payment of amounts outstanding under our Credit Facility on December 17, 2012, have raised substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, or finding alternative financing through a potential sale transaction with a third-party.  There can be no assurance that the Company will be successful in achieving such refinancing or restructuring, obtaining acceptable alternative financing or maintaining adequate liquidity to satisfy vendor obligations.  Consequently, the Company is exploring all other options available including filing under Chapter 11.  In the event the Company were to make such a filing, there can be no assurance that the common equity or the preferred equity would have any value and, as a result, such common equity might be cancelled without the holders thereof receiving any distribution in a Chapter 11 case, and such preferred equity might also be cancelled without any assurance that the holders thereof would receive any distributions.  If the preferred shareholders were to receive a distribution, there can be no assurance as to the value of any such distribution.

In 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  In order to maintain continued service from these vendors, we entered into forbearance agreements with such vendors, which required payments to both vendors between September and December 2012.  According to the agreements, our next payments of $10.0 million and $4.0 million to DirecTV and HBO, respectively, would have been due on November 15, 2012, and we did not expect to have the necessary liquidity to make such payments and maintain our operations.  Consequently, we have negotiated a revision to our forbearance agreement with DirecTV, whereby our November payment has been deferred to December 17, 2012, at which time we will be obligated to pay them $20.0 million.  We have also negotiated a revision to our forbearance agreement with HBO, whereby we will make a current payment of $1.5 million to them, representing a partial payment of our November obligation, defer the balance to December and owe them a payment of $6.0 million on December 17, 2012.  If we are unable to obtain sufficient liquidity to make such payments, which is likely, we would be forced to file under Chapter 11.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

See Notes 1 and 6 to the Consolidated Financial Statements.

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

LodgeNet Interactive Corporation

(Registrant)

Date: November 9, 2012	/ s / Richard L. Battista

Richard L. Battista
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/ s / Frank P. Elsenbast

Frank P. Elsenbast
Senior Vice President, Chief Financial Officer
(Principal Financial & Accounting Officer)