Form 10-K
period 2012-12-31
LODGENET INTERACTIVE CORP
filed 2013-03-26
CIK 911002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]                                                                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer __	Accelerated Filer __

Non-accelerated Filer X	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes __  No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $24,583,194

The number of shares of common stock of the registrant outstanding as of March 19, 2013, was 29,610,595 shares.

Item 14 - Principal Accounting Fees and Services	70

Item 15 - Exhibits and Financial Statement Schedules	73

As used herein (unless the context otherwise requires) “LodgeNet” and/or the “registrant,” as well as the terms “we,” “us,” “our” and “the Company” refer to LodgeNet Interactive Corporation (f/k/a LodgeNet Entertainment Corporation) and its consolidated subsidiaries.

“LodgeNet,” “On Command,” “Envision,” “eCompendium,” “eConcierge,” and the LodgeNet logo are trademarks or registered trademarks of LodgeNet Interactive Corporation.  All rights reserved.  The trademarks iPhone, iPad and iPod are trademarks of Apple, Inc.  All other trademarks or service marks used herein are the property of their respective owners.

PART I

Item 1 – Business

Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of December 31, 2012, we provided interactive media and connectivity services to approximately 1.5 million hotel rooms in North America and select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of December 31, 2012, our systems were installed in 82 healthcare facilities, representing approximately 18,600 beds.

The interactive media and connectivity services we offer the hospitality industry generally comprise a wide range of guest-paid entertainment options, including movies, games, music and on-demand television programming delivered through the television.  We refer to these offerings as Guest Entertainment content, which guests typically purchase on a per-view, hourly or daily basis.  We also provide services for which hotels pay us a monthly service fee, which we refer to as Hotel Services.  These offerings include cable television programming, Internet access support services and hotel services interactive applications, which run on our new Envision and Mobile platforms.  We also sell Internet access and interactive television systems and equipment to hotels, including related professional design, project management and installation services.  These services are reported under System Sales and Related Services.  Through our advertising and media services subsidiary, we deliver advertising-supported media into select segments of our interactive television room base, from which we earn revenue from the sale of television commercials, sponsorships or other marketing-based programs; such revenue is reported as Advertising Services.

In the healthcare industry, we generate revenue from the sale of interactive television system hardware, software licenses and installation services.  Additionally, we earn recurring revenues from the sale of on-demand and television entertainment content, patient education content, software and hardware maintenance and technical support services.

During 2012, we faced increasing liquidity challenges as a result of several business trends and debt servicing issues that negatively impacted our liquidity position.  We experienced a significant decrease in total revenue during 2012.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the annual rate of decline more than doubled to approximately 13% versus the prior year.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  These events created considerable liquidity constraints to our operations and related financial results during the third and fourth quarters of 2012.  We were out of compliance with our Credit Facility leverage covenant at the end of the third quarter and we entered into a forbearance agreement with our lenders.  Our inability to comply with the financial covenants under our existing Credit Facility, our liquidity constraints and our bankruptcy case under Chapter 11 of the Bankruptcy Code have raised substantial doubt about our ability to continue as a going concern.

In December 2012, we announced that we entered into an investment agreement with a syndicate formed by an affiliate of Colony Capital, LLC (the “Colony Syndicate”) pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company, with the Colony Syndicate becoming the controlling stockholder of the Company.  The investment agreement contains certain conditions precedent, including closing conditions which are described in more detail in Note 1 to the Consolidated Financial Statements, and terminates on April 30, 2013.  In addition, our lenders have agreed to our reorganization plan and to restructure our existing $346.4 million secured credit facility to a new five year term loan.

This transaction is being implemented through an expedited Chapter 11 bankruptcy process, at the conclusion of which the Colony Syndicate will become the controlling stockholder of the Company.  The Company commenced a prepackaged Chapter 11 process in the United States Bankruptcy Court for the Southern District of New York on January 27, 2013.  Pursuant to the completion of the Chapter 11 process, holders of the preferred and common stock will have their interests cancelled and will not receive any distributions.

On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013.

The following is a summary of the significant terms of the plan. This summary highlights certain substantive provisions of the plan only, and is not a complete description of the plan, and is qualified in its entirety by reference to the full text of the plan as confirmed.

Summary of the Plan

The plan provides for the reorganization of the Company. On the effective date, the Colony Syndicate will purchase 100% of the shares of new common stock in the reorganized company for $60.0 million and certain investors will purchase warrants to purchase additional shares of new common stock.

All creditors of the Company will be paid in full, with interest, in respect of allowed claims.  The holders of the Company’s secured debt, however, will receive an amended and restated credit agreement providing a new five year term loan for the existing $346.4 million secured credit facility plus the amount of accrued and unpaid interest at the non-default rate.  In addition, the Company will enter into a revolving credit facility of up to $20.0 million.

All shares of the Company’s common stock and the Company’s 10% Series B Cumulative Convertible Perpetual Preferred Stock will be cancelled and holders of these securities will not receive any distributions.  All options and warrants to purchase any securities of the Company will also be cancelled.

Share information

At February 27, 2013, prior to the reorganization of the Company and the effective date of the plan, there were approximately 29,610,595 shares of the Company’s common stock outstanding and 42,016 shares of the Company’s 10% Series B Cumulative Convertible Perpetual Preferred Stock outstanding.  All such shares will be cancelled without distribution pursuant to the completion of the Chapter 11 process.  Each holder of an existing equity interest shall neither receive nor retain any property or interest in property on account of such equity interest.

Assets and liabilities

As of February 28, 2013, the Company had total assets of $281.7 million and total liabilities of $480.7 million.

Competitive Strengths

Leading Market Position.  We are the largest provider of interactive television systems to the hospitality industry and we have the majority share of the hospitality VOD-served market, reaching approximately 500 million travelers annually.  We focus on the mid-scale through luxury hotel segments, where we believe demand for our content and services is strongest.  Currently, over 75% of our room base is in upper chain scales and higher-end independent properties.  Our existing installed base of rooms enables us to achieve attractive economies of scale for content and advertising services distribution as well as new product and technology development.

Long-term Relationships.  We maintain agreements with many of the leading hotel franchising organizations in North America, and have contracts with approximately 7,000 individual hotel properties executed by their specific ownership or management companies.  We have been a distribution partner of many of the major Hollywood movie studios since the early 1980s, and have distribution relationships with leading cable television channels and video distributors such as DirecTV and HBO.  During September 2012, we were required by these vendors to enter into payment plans in order to maintain service.  Despite these forbearance agreements, these suppliers have continue to provide service and work with us as we work through our liquidity matters.  Our contracts with the major motion picture studios provide us with access to the latest Hollywood content prior to its release to the home video and Internet-streaming markets.  We believe no other competitor matches the duration and breadth of our relationships with the major entertainment content providers.

Business Strategy

Upon the closing of our reorganization plan, we expect our strategy will continue to leverage our operating scale and installed base of approximately 1.5 million hotel rooms.  We expect the infusion of the $60.0 million of new capital will permit new strategic opportunities.  Additionally, we expect there will be several strategic changes made by the Colony Syndicate, the new board of directors and the management team.  Some of the changes may include:

•                  A closer working relationship with DirecTV as a result of a new operating agreement between Colony Capital and DirecTV.  This agreement is to include expanded financing options for hotels and hospitals, new programming options that fit varied hotel needs and unique revenue generating and connectivity options.

•                  Increased partnership with hotels that return more control over the media experience to the hotel and allows more focus on branding opportunities and improving the guest experience.

•                  A conversion away from the existing, proprietary technology platform to an open, common platform that is expected to foster innovation through the growth of distributed development.

•                  Increased focus on delivering new and existing services on multiple screens: TV, PC, tablet and mobile.

Our installed room base gives us the scale to launch new product innovations, such as enhanced interactive television and mobile applications, interactive television programming and targeted advertising.  These products and services are generally intended to benefit our hotel customer’s hotel operations, create new revenue or reduce operating costs, or to enhance the hotel guest’s experience.  Our goal is to continue enhancing our position as the leading provider of interactive media and connectivity services to the hospitality and healthcare industries in the United States, Canada, Mexico, and internationally in select markets and to expand the revenue generated per average room served.

We expect to continue to be an attractive distribution channel for studios and select technology providers, as we believe our in-room entertainment sales provide a high-margin revenue opportunity for the studios and attractive technology implementation opportunities for our technology providers.

We also believe we are in the early stages of penetrating the large and attractive healthcare market, as we serve only 2% of the existing hospital beds in the United States.  We believe there are strong underlying growth drivers for us in the healthcare market due to growing demand for healthcare services and the increasing focus by hospitals on interactive patient education.

The following table presents selected operations data for the period 2008 through 2012.  Dollar amounts are in thousands, except for room data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Financial Highlights:
Revenue	$364,689	$421,262	$452,172	$484,492	$533,879
Operating income (loss)	(103,799)	28,460	23,410	21,692	(5,071)
Depreciation and amortization	63,766	72,235	83,236	100,309	124,060
Share-based compensation and restricted stock	1,278	1,618	1,762	1,724	2,275
Net loss	(134,287)	(631)	(11,685)	(10,155)	(48,418)
Net loss attributable to common stockholders	$(139,844)	$(6,375)	$(17,435)	$(13,269)	$(48,418)

Selected Operations Data:
Hospitality
Total rooms served (1)	1,489,223	1,621,529	1,829,712	1,909,323	1,977,015
Total Guest Entertainment rooms (2) (8)	1,359,615	1,477,442	1,680,322	1,779,979	1,866,353
Total High Definition rooms (3) (8)	372,474	309,239	270,384	231,588	191,491
Percentage of Total Guest Entertainment rooms	27.4%	20.9%	16.1%	13.0%	10.3%
Total Envision rooms (4) (8)	98,881	18,542	-	-	-
Percentage of Total Guest Entertainment rooms	7.3%	1.3%	-	-	-
Total Television Programming (FTG) rooms (5) (8)	856,199	938,270	1,030,437	1,087,860	1,105,754
Percentage of Total Guest Entertainment rooms	63.0%	63.5%	61.3%	61.1%	59.2%
Total Internet rooms (6) (8)	97,037	143,491	178,047	201,936	229,003

Advertising
Total Advertising and Media Services rooms (7) (8)	1,049,975	1,105,893	1,173,808	1,207,465	893,738

Healthcare
Total systems installed	82	68	56	45	28
Total beds served	18,632	15,931	12,224	9,192	6,543

(1)	Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.
(2)	Guest Entertainment rooms are equipped with our interactive television systems.
(3)	High Definition rooms are equipped with high-definition video-on-demand capabilities through our iHDTV platform.
(4)	Guest Entertainment rooms installed with our Envision interactive platform.
(5)	Television programming (which we refer to as “free-to-guest” or FTG) rooms receiving basic or premium television programming.
(6)	Represents rooms receiving high-speed Internet service.
(7)	Includes rooms receiving satellite-delivered and server-based channels.
(8)	Included in total rooms served.

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

Markets and Customers

Diversified Customer Base.  The primary market for our interactive media services is the mid-size and large hotel segments within the United States, Canada and Mexico.  We believe our hotel base is well diversified in terms of location, demographics and customer contracts.  As of December 31, 2012, no single state or province accounted for more than 12% of the hotel properties served by us.  We provide our services to various hotel chains, ownership groups and management companies representing some of the finest hotels in the world, including Hilton Worldwide (Hilton, Doubletree, Embassy Suites, Hampton Inn & Suites, Hilton Garden Inn, Homewood Suites, Conrad Hotels & Resorts and The Waldorf Astoria Collection); Marriott International, Inc. (J.W. Marriott, Ritz-Carlton, Gaylord, Renaissance, Courtyard by Marriott, Fairfield Inn & Suites, Residence Inn, Springhill Suites and Towne Place Suites); Starwood Hotels & Resorts (aloft, Element, Westin, W Hotels, Sheraton, Four Points by Sheraton, St. Regis Hotels, Le Meridien Hotels and The Luxury Collection); InterContinental Hotel Group (InterContinental, Crowne Plaza, Holiday Inn, Holiday Inn Express, Holiday Inn & Suites, Holiday Inn Select, Hotel Indigo and Staybridge); Hyatt Hotels Corporation (Andaz, Hyatt, Hyatt Regency, Park Hyatt and Hyatt Place); Four Seasons, Fairmont; Harrah’s; Kimpton Hotels & Restaurants; Wyndham Hotels & Resorts (Wyndham, Wyndham Garden, Tryp by Wyndham, Wingate by Wyndham); Host Hotels & Resorts, Omni Hotels; Loews Hotels, Outrigger; Boyd Gaming, Grand Casino; Felcor; Interstate; White Lodging, John Q. Hammons, Davidson Hotels & Resorts, Winegardner & Hammons; Las Vegas Sands Corporation (Venetian Resort Hotel Casino, Four Seasons Hotel Macau, Sands Macau Hotel, Venetian Macau Resort Hotel); and Sage Hospitality, as well as many independent properties.  During 2012, our two largest brands covered by master services agreements, Hilton Worldwide and Marriott International, represented approximately 17.8% and 16.7%, respectively, of our consolidated revenue.  Properties owned and operated by Hilton accounted for approximately 1.6% of consolidated revenue, as most of the hotels served under the Hilton agreement are independently owned.  Marriott does not own any of the properties served under the Marriott agreement.  The properties are all independently owned.  Each property is subject to an individual long-term property level agreement.  No other master service agreement accounted for more than 10% of our consolidated revenue.  Additionally, our room base is geographically diversified, which mitigates our reliance on any one geographic sector.

We also provide services in select international markets through licensing arrangements with companies in these areas.  Under these arrangements, we sell the equipment and license our interactive television system and technologies to the licensee and receive annual fees.  Our future strategies in international markets may change with our reorganization.

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

Hotel Contracts.  We provide our interactive television services under contracts with lodging properties, which generally are for a term of five years.  Our contracts typically require that we will be the exclusive provider of in-room, interactive television entertainment services to the hotels, permit us to set prices for the interactive services, and allow us to terminate the contract and remove our system if the results of operations do not meet our return on investment criteria.  Under these contracts, we generally install our interactive television network in the hotel and retain ownership of all equipment utilized in providing our services (except for the television sets and other in-room equipment, which are paid for by the hotels).  The length of each agreement is determined based on a number of factors, including the revenue potential of the hotel, the amount of capital we are investing in the equipment and other considerations.  A term of five years is generally adequate to assure we receive the expected return on our invested capital and, to the extent this is not the case, we generally require the hotel to contribute a portion of the capital required.  Our capital and investment strategy is expected to change upon completion of our reorganization.

While a separate service agreement is executed with each property, we also enter into agreements which govern the terms on which services will be rendered to the properties affiliated with various hotel brands.  Historically, these agreements gave us status as a “preferred provider” for the term of the agreements and specified the terms on which our systems would be made available to all properties affiliated with the brands covered by the agreements and established standards which required franchise properties to install certain types of systems.  While such agreements were beneficial in that they required any hotels owned or managed by the brands to execute hotel level agreements and authorized (but did not require) franchised hotels to sign property level agreements, they also typically specified the financial terms of all agreements with the affiliated brands and required systems be made available on the contracted terms without regard for the return on investment for a particular property.  Increasingly, franchisors have exhibited a reluctance to enforce brand standards related to in-room video systems and, in some cases, have eliminated such standards altogether, particularly in economy or select service properties.  Existing agreements also created problems for management groups which owned properties affiliated with a number of brands and faced conflicting contract requirements specified by the various existing agreements.  In order to address these issues, we changed our approach to major brand relations by moving to standard pricing terms for the largest brands, with the understanding we could adjust pricing terms periodically, and limited our obligation to install systems in properties which did not meet specified minimum performance criteria.  Our agreements in the future may change with our reorganization.

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

Envision.  During 2012, we continued the deployment of our cloud connected, interactive television platform, called Envision, which connects our interactive, high-definition guest room televisions to Internet-sourced content and information.  As of December 31, 2012, we had 284 Envision systems installed and providing services to over 98,000 rooms, with 39.2% of the installed rooms subscribing to premium apps.  The continuation of our Envision deployment will be dependent on the new strategies under our reorganization plan.

Mobile Application.  In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  We launched the LodgeNet Mobile App in January 2012 and, as of December 31, 2012, it was available in over 670,000 rooms.  The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services.  For hotels, the app can be utilized to provide guests with customized brand and property information services.  The continuation of our Mobile services will be dependent on the new strategies under our reorganization plan.

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

Our sales and marketing strategies may change under our reorganization plan.

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

Service Operations.  We believe high quality and consistent systems support and maintenance are essential to our continued competitive success.  We emphasize the use of company employed service personnel operating from locations throughout the United States, Canada and Mexico, but also use company trained subcontractors in areas where there is not a sufficient concentration of company served hotels to warrant a company employed service representative.  Service personnel are responsible for all preventive and corrective systems maintenance.  Our service organization is also utilized to support our Internet systems.

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

Technology, Product Development, and Patents.  We design and develop our own interactive television systems. Because we utilize an open architecture design incorporating industry standard interfaces, historically we have been able to upgrade system software to support the introduction of new services or integrate newer technologies as they become economically viable.  Our interactive television system incorporates commercially manufactured, off-the-shelf electronic and computer components and hardware.  Our design and development strategy may change under our reorganization plan.

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

Advertising and Media Services

Our advertising and media services subsidiary provides a platform to create and generate revenue for us through paid advertising or sponsorships. The subsidiary’s primary business is presenting advertisers with the opportunity to target attractive demographic groups, such as business professionals, affluent consumers and travelers.  These “mobile professionals” represent a coveted demographic to many marketers, and we provide a set of programs to reach this audience.  In 2012, we had advertisers from industries such as pharmaceutical corporations, airlines and telecommunications.

During 2012, we continued to evaluate the transition of our ad insertion business from our analog platform to an expanded high definition platform capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition will enable us to deliver advertising content in a more cost-effective manner across a much larger segment of our existing room base.  The platform is being designed to have the scale to attract national advertisers.  Currently, the new high definition ad insertion platform is being evaluated, and our transition plan may change under our reorganization.

HEALTHCARE

Through our wholly owned subsidiary, LodgeNet Healthcare, Inc., we sell a variety of products to acute care and specialty hospitals, including an interactive television solution which provides innovative ways for hospitals to educate, entertain and engage their patients with personalized communications.  Revenue is generated from the sale of system hardware, software licenses and professional services.  Additionally, we earn recurring revenues from the sale of patient education, movie and television content, software maintenance and technical support services.  The interactive patient solution is built on the same system architecture used in Hospitality, with additional enhancements needed to meet the unique needs of the healthcare environment, including secure patient communication applications and clinical system integrations.  Contract terms are typically for five years, with many sites implementing services in phases, providing future growth opportunities.  Systems are sold through direct sales and sales referral agents who have established relationships with healthcare facilities.  As of December 31, 2012, we had 82 facilities installed with our interactive television system.

Healthcare Market and Customers

The United States healthcare market consists of over 940,000 beds located in approximately 5,800 facilities across the country.  Research suggests there is approximately 10-15% penetration of interactive television (“iTV”) services in these hospitals, creating an opportunity for LodgeNet Healthcare.  This opportunity has been further amplified by recent changes to federal law that Medicare payments be based on outcomes that are believed to be impacted by patient engagement.  The Company believes the combination of new hospital economic drivers, coupled with the increased need for effective inpatient communication resulting support the need for our interactive solution.

LodgeNet Healthcare intends to continue developing interactive solutions across the entire care continuum, and provide device choice with television and tablet based delivery options.  Hospitals typically purchase iTV systems to address patient engagement or to improve the experience of the patient and family.  Budgets are often tied to expansions and renovation projects to leverage their facility investments to improve patient satisfaction and enhanced patient experiences.

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

Healthcare Market Services and Products

LodgeNet Healthcare offers care facilities a variety of products and solutions, including the following:

➢	interactive patient engagement solution with specialized applications and integrated services delivered via television, smart phone, tablet, PC or web-enabled devices;
➢	professional services – including cable plant design, modification and installation, as well as television installation services;
➢	DirecTV satellite television equipment sales and programming;
➢	digital signage and messaging solutions; and
➢	service agreements covering the facility’s cable plant, satellite television equipment, television and interactive system support.

Additional applications available through our interactive television system include:

➢	guest entertainment options including movies on-demand, music channels and interactive games;
➢	custom channels including a welcome channel, hospital information channel, digital promotional open channel and a relaxation channel;

➢	interactive information about the hospital and its services, as well as a patient’s care team, schedule, health conditions, medications, safety and more;

➢

assigned education - enables care providers to assign specific videos to patients based on their diagnoses; includes ability to track viewing and comprehension and the ability to chart the information in the patient’s electronic medical record;

➢	patient requests - allows patients to submit common requests through the television directly to the person responsible for fulfillment, allowing nursing staff to focus on patient care;
➢	patient surveys - designed to capture and build in-service recovery so patient issues can be identified and addressed by the care staff while the patient is still in the hospital; and
➢

retail promotions - for revenue-generating services such as outpatient pharmacy, home medical equipment, health clubs, meal ordering, which provides information on diet types and allows patients to order meals based on diagnosis and allergies, and other outreach/continuum-of-care services.

Sales and Marketing.  LodgeNet Healthcare’s sales and marketing strategy is focused on acquiring new contracts with care facilities and health systems, repositioning ourselves as a healthcare company and promoting the value of our patient engagement solution.  Our approach utilizes both an internal sales team and third-party referral agents who have key relationships in the industry.  We primarily target hospital CEOs, CIOs and nursing staff via direct mail campaigns, trade advertising, online strategies, whitepapers, webinars and trade shows.

Installation and Service Operations.  LodgeNet Healthcare utilizes both internal personnel and subcontractors to install contracted equipment and services to healthcare facilities.  To manage the cost and quality of our installations, we assemble the systems at our corporate headquarters and use the same group of subcontractors who install our Hospitality iTV systems.  We also leverage the Hospitality field service operations and customer support services to provide high quality, consistent support and maintenance for systems deployed in healthcare facilities.  In limited cases, we staff support personnel in the field to support large facilities or multiple sites in close proximity.

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

Technology and Product Development.  For the most part, LodgeNet Healthcare leverages the technology and architecture utilized in the Hospitality market to provide reliable solutions and services to healthcare facilities, with modifications and customizations to tailor the system to the healthcare market.  LodgeNet Healthcare is supported by a development and testing team dedicated to healthcare products.  Development also includes clinical integrations to hospitals’ health information and electronic medical record systems, which allows for a more personalized solution and empowers patients to be active participants in their care.

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

Other indirect competition for guest attention and revenue include: portable media devices such as iPods/iPads and DVD players; other devices such as laptop computers and cell phones; smart devices, such as iPhones and iPads, which can access web content; websites which offer on-demand and streaming videos, television programs and movies; and other forms of entertainment and information such as newspapers, magazines and books, concerts, sporting events and movie theaters.  Given the high level of innovation in communications technology, we expect to continue to confront new sources of competition.

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

Over the past several years, we have experienced a significant loss of rooms under contract.  In the basic and premium television programming market, the local franchised cable operator in a hotel’s market may have a substantial market presence.  Although such operators generally offer the hotel owner only standard packages of programming, typically developed for the residential market rather than the hospitality market, and at a fixed price per room based on all the channels provided, we believe a large portion of this room loss is attributable to hotels switching to the local cable programming package.

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

Advertising and Media Services

Our advertising subsidiary occupies a unique niche in the advertising industry, providing commercial branding and promotional programs targeted towards hotel guests based on our hotel relationships and distribution network.  This consumer group, which contains many affluent and business travelers, represents an important, and at times, elusive, target for many companies and brands.  Advertisers do have other options when considering how to best reach and engage with these potential consumers.  Although there are but a few known “in-hotel” competitors which offer programs such as sampling and public space digital advertising, there are many others which target travelers and the business community in other ways.  This includes:

➢	Airport Advertising: Place-based OOH media found in airports, represented by companies such as CNN Airport, RMG Networks, Viacom, CBS Outdoor and JC Decaux;
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

Employees

As of December 31, 2012, we had 840 employees in the United States, Canada and Mexico.  We have not experienced any significant labor problems and believe our relationships with our employees are good.

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

Item 1A - Risk Factors

We experienced sustained revenue decline and net losses in 2012, 2011 and 2010.  If we are not profitable in the long-term it could have a harmful effect on our results of operations and business.  We reported net losses of $134.3 million (including a goodwill impairment charge of $92.6 million), $0.6 million and $11.7 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.  Our financial results for the fiscal year 2013 and beyond will be dependent to a significant degree on our ability to successfully execute our business plan and a new strategic direction expected under the new Colony Syndicate ownership.

We may not be successful in our recapitalization efforts and restructuring our credit facility.  Our inability to comply with the financial covenants under our existing Credit Facility, uncertainty over our ability to remain in compliance with these covenants, our bankruptcy case under Chapter 11 of the Bankruptcy Code, and our liquidity constraints, have raised substantial doubt about our ability to meet our ongoing financial obligations.  We are experiencing significant liquidity constraints, and our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful restructuring of our existing Credit Facility and closing of the investment agreement with the Colony Syndicate.  There can be no assurance that we will be able to close the investment agreement with the Colony Syndicate and to complete the restructuring of our Credit Facility.  The liquidity constraints, our non-compliance with certain of our debt covenants and our bankruptcy case have resulted in there being substantial doubt about our ability to continue as a going concern.

We have not been successful in renewing hotel properties to long-term contracts, which has reduced our room base.  We have rooms in our renewal window where we generally seek to extend and renew hotel contracts.  We may not be successful in renewing a portion of those rooms due to certain hotels electing to only provide their guests with free television programming.  We experienced a higher level of de-installation activities during 2012 and 2011, where our Guest Entertainment room base declined approximately 320,000 rooms.  If the higher level of de-installation were to continue it could have a harmful effect on our results of operations and business.

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

➢

The effectiveness of our merchandising initiatives. The Company has several merchandising efforts, including tiered pricing on Hollywood movies starting at $4.99; an improved user interface and navigational experiences for hotel guests and alternative payment options;

➢

The availability of alternative programming and portable devices. We compete directly for customers with a variety of other content providers delivering content across different portable devices. Competing content providers include cable and satellite television companies; Internet streaming services, including Netflix, Hulu and Amazon; and Internet web sites which provide access to free adult content, including streaming video. These sources of alternative content can be delivered across a variety of portable viewing devices, such as laptop computers, smart phones and iPads or similar tablets; and

➢

Consumer sentiment. The willingness of guests to purchase our entertainment services is also impacted by the general economic environment and its impact on consumer sentiment. Historically, such impacts were not generally material to our revenue results; however, since the last half of 2008, economic conditions have had a significant, negative impact on our revenue levels.

We operate in a very competitive business environment and competition has reduced our revenue and our cash flow.  Our business generates significant revenue from Guest Entertainment and Hotel Services, which are highly competitive categories.  If we are unable to compete effectively with large diversified entertainment service providers and large technology service providers who have substantially greater resources than we have, our operating margins and market share could continue to be reduced and the growth of our business would continue to be inhibited.  Our competitors may also offer services sooner and at more competitive rates than we do.  We may need to reduce our prices or license additional programming to remain competitive, and we may be unable to sustain future price levels as competition increases.  Our failure to achieve or sustain market acceptance of our offered services at desired pricing levels could impair our ability to generate free cash flow over time, which could harm our business.

Diversification activities may not be successful.  We have sought to diversify our business and decrease reliance on revenue from Guest Entertainment offerings.  These activities have included sales of systems to healthcare facilities, the sale of advertising within the hospitality market, the sale of media systems and services to hotels and the sale of in-room Internet access.  We may pursue additional markets in the future which we consider to be complementary to our other businesses.  However, the diversification into areas in which we do not have the same experience as our traditional business, involves a variety of risks, such as increased capital expenditures and diversion of limited resources and personnel from our traditional business, as well as management’s time and attention.  In addition, our newer business activities may generate less revenue and lower margins than our Guest Entertainment offerings.  Our financial results for the fiscal year 2013 and beyond will be dependent on our ability to successfully execute our new business plan and strategies under a successful transition to the new Colony Syndicate.

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

We lease 22 facilities, in various locations, from unaffiliated third parties.  These facilities include administrative offices for our subsidiaries and combination warehouse/office facilities for our installation and service operations, and are located throughout the United States, Canada and Mexico.

Item 3 - Legal Proceedings

We are subject to litigation arising in the ordinary course of business.  As of the date hereof, we believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On January 27, 2013, the Company and its domestic subsidiaries filed a “prepackaged” voluntary petition under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The court confirmed the Company’s plan of reorganization on March 7, 2013.  Details of this proceeding and the Company’s plan of reorganization are discussed above.

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

On January 4, 2013, 10th Avenue Media, LLC, an Oregon limited liability company based in Portland, Oregon, filed a patent infringement action against the Company in the Central District of California.  The suit alleges that the Company infringes a patent issued on September 18, 2007 entitled “Digital Content Delivery System Transaction Engine”.  The complaint, which has not yet been served, does not specify an amount in controversy.  The Company contends that it does not infringe upon the patent in question, and intends to vigorously defend the action in the event it is properly served.  10th Avenue Media filed an objection to the Company’s plan of reorganization, seeking, among other things to have funds set aside in the event of a recovery.  This objection was denied by the Bankruptcy Court.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was previously traded on the NASDAQ Global Select Market (“NASDAQ Exchange”) under the symbol “LNET.”  Our common stock began trading on the NASDAQ Exchange on October 14, 1993 upon the effectiveness of our initial public offering, and was delisted on January 14, 2013.  As of March 19, 2013, there were outstanding 29,610,595 shares of common stock.

The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices of our common stock as reported by NASDAQ:

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2012	4.09	2.41	March 31, 2011	4.81	2.76
June 30, 2012	4.44	1.12	June 30, 2011	3.76	3.02
September 30, 2012	1.48	0.30	September 30, 2011	3.28	1.53
December 31, 2012	0.87	0.04	December 31, 2011	2.70	1.31

In December 2012, we announced that we entered into an investment agreement with the Colony Syndicate pursuant to which they will provide $60.0 million of new capital to support a proposed recapitalization of the Company.  In addition, the lenders have agreed to provide a new five year term loan for our existing $346.4 million secured credit facility plus the amount of accrued and unpaid interest.  In addition, the Company expects to enter into a revolving credit facility of up to $20.0 million.

This transaction is being implemented through an expedited Chapter 11 bankruptcy process, at the conclusion of which the Colony Syndicate will become the controlling stockholder of the Company.  The Company commenced a prepackaged Chapter 11 process in the United States Bankruptcy Court for the Southern District of New York on January 27, 2013.  Pursuant to the completion of the Chapter 11 process, holders of the preferred and common stock will have their interests cancelled and will not receive any distributions.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013.

On March 19, 2013, the closing price of our common stock was $0.02 on the OTC markets.  Pursuant to the completion of the Chapter 11 process, holders of the common stock will have their interests cancelled and will not receive any distribution.  As of March 19, 2013, we have 101 stockholders of record with approximately 97.9% of the shares held in “street name.”

We also have 5,000,000 shares of preferred stock authorized at $0.01 par value per share, of which 42,016 10% Series B cumulative perpetual convertible shares were issued and outstanding as of March 19, 2013, with a liquidation preference of $1,000 per share.  Pursuant to the completion of the Chapter 11 process, holders of the preferred stock will have their interests cancelled and will not receive any distribution.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index, (ii) the cumulative total return of companies (the “SIC Code Index”) with the four-digit standard industrial code (“SIC”) of 4841 – Cable and Other Pay Television Services and (iii) the cumulative total return of all companies (the “Peer Group”) with the same SIC as the Company (SIC 4899 – Communication Services, NEC) over the period from January 1, 2007 through December 31, 2012.  The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends.  The Company did not declare or pay any dividends on its common stock in 2012.  The graph is not necessarily indicative of future price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lodgenet Interactive, the NASDAQ Composite Index,
SIC Code Index, and Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Lodgenet Interactive
NASDAQ Composite
SIC Code Index
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities

During 2012, we did not repurchase any shares of our common stock.

Dividends

No dividends have been paid to date on our common stock.  The terms and conditions of our bank Credit Facility contain covenants, which restrict and limit payments or distributions in respect of our common stock.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009.  Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009.  Our Board of Directors determined not to declare dividends with respect to the six months ended December 31, 2012.  Accordingly, we have not recorded the preferred stock dividends for such period.  However, the preferred stock dividends have been included in our earnings per share computation (see Note 2) for the year ended December 31, 2012 pursuant to ASC 260-10-45-11.  The amount in arrears is also included in preferred stock dividends on the Consolidated Statements of Operations for the year ended December 31, 2012.  The deferred dividends of $2.7 million will accumulate in accordance with the terms of the preferred stock and, as of December 31, 2012, the total arrearage on the preferred stock was $2.7 million.

Pursuant to the completion of the Chapter 11 process, holders of the preferred stock will have their interests cancelled and will not receive any distribution or dividend payment.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Select Financial Data:
Revenues:
Hospitality and Advertising Services	$353,228	$410,919	$443,654	$476,658	$527,810
Healthcare	11,461	10,343	8,518	7,834	6,069
Total revenues	364,689	421,262	452,172	484,492	533,879

Income (loss) from operations (1)	(103,799)	28,460	23,410	21,692	(5,071)

Net loss	(134,287)	(631)	(11,685)	(10,155)	(48,418)
Preferred stock dividends	(5,557)	(5,744)	(5,750)	(3,114)	-
Net loss attributable to common stockholders	$(139,844)	$(6,375)	$(17,435)	$(13,269)	$(48,418)

Net loss per common share (basic and diluted)	$(5.48)	$(0.25)	$(0.71)	$(0.59)	$(2.16)

Other Data:
Investing activities:
Capital expenditures (2)	$35,631	$27,318	$21,825	$21,341	$64,407
Average cost per iHDTV room	$141	$140	$177	$279	$343

Average Hospitality and Advertising Services revenue per room	$20.70	$21.36	$21.29	$21.73	$23.69

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$15,373	$14,019	$8,381	$17,011	$10,800
Total assets	$272,092	$408,672	$444,006	$508,354	$589,786
Total debt	$347,267	$363,300	$373,639	$469,946	$588,520
Total stockholders’ deficiency	$(185,502)	$(50,941)	$(54,349)	$(70,987)	$(128,748)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Cash Flows Data:
Cash provided by operating activities	$57,997	$52,040	$101,706	$86,172	$89,853
Property and equipment additions	(35,631)	(27,318)	(21,825)	(21,341)	(64,407)
	$22,366	$24,722	$79,881	$64,831	$25,446

(1)                                 Significant items effecting our loss from operations in 2012 include goodwill impairment charges of $92.6 million, reorganization costs consisting of legal and other professional costs related to our Chapter 11 filing and reorganization efforts of $14.6 million and restructuring costs of $7.6 million.

(2)                                 Presented as cash used for property and equipment additions as reported in the Statement of Cash Flows.

Special Note Regarding Forward-Looking Statements

Certain statements in this report or documents incorporated herein by reference constitute “forward-looking statements.” When used in this report, the words “intends,” “expects,” “anticipates,” “estimates,” “believes,” “goal,” “no assurance” and similar expressions, and statements which are made in the future tense or refer to future events or developments, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2012, in any prospectus supplement or any report or document incorporated herein by reference, such factors include, among others, the following:

➢              our ability to remain in compliance with the terms of our agreements with our lenders;

➢              our ability to make timely payments to our vendors, as required by our forbearance agreements and our agreements with them;

➢              our ability to successfully refinance our outstanding debt or restructure the Company;

➢              our ability to close the Colony Syndicate transaction;

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

Executive Overview

We are the largest provider of interactive media and connectivity services to the hospitality industry in the United States, Canada and Mexico.  Our primary offerings include guest-paid entertainment, such as on-demand movies, advertising services and hotel-paid services, including cable television programming, Internet access services and interactive applications through our Envision and Mobile platforms.  As of December 31, 2012, we provided interactive media and connectivity services to approximately 1.5 million hotel rooms in North America and in select international markets, primarily through local or regional licensees.  In addition, we also have a growing presence in the healthcare market, where we sell and maintain interactive television systems which provide on-demand patient education, information and entertainment to healthcare facilities throughout the United States.  As of December 31, 2012, our systems were installed in 82 healthcare facilities, representing approximately 18,600 beds.

During 2012, we faced increasing liquidity challenges as a result of several business trends and debt servicing issues that negatively impacted our liquidity position.  We experienced a significant decrease in total revenue during 2012.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the annual rate of decline more than doubled to approximately 13% versus the prior year.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  These events created considerable liquidity constraints to our operations and related financial results during the third and fourth quarters of 2012.  We were out of compliance with our Credit Facility leverage covenant at the end of the third quarter and we entered into a forbearance agreement with our lenders.  Our inability to comply with the financial covenants under our existing Credit Facility, our liquidity constraints and our bankruptcy case under Chapter 11 of the Bankruptcy Code have raised substantial doubt about our ability to continue as a going concern.

In December 2012, we announced that we entered into an investment agreement with a syndicate formed by an affiliate of Colony Capital, LLC (the “Colony Syndicate”) pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company.  The investment agreement contains certain conditions precedent, including closing conditions which are described in more detail in Note 1 of the consolidated financial statements, and terminates on April 30, 2013. In addition, our lenders have agreed to restructure our existing $346.4 million secured credit facility to a new five year term loan.

This transaction is being implemented through an expedited Chapter 11 bankruptcy process, at the conclusion of which the Colony Syndicate will become the controlling stockholder of the Company.  The Company commenced a prepackaged Chapter 11 process in the United States Bankruptcy Court for the Southern District of New York on January 27, 2013.  Pursuant to the completion of the Chapter 11 process, holders of the preferred and common stock will have their interests cancelled and will not receive any distributions.

On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013.

The following is a summary of the significant terms of the plan. This summary highlights certain substantive provisions of the plan only and is not a complete description of the plan, and is qualified in its entirety by reference to the full text of the plan as confirmed.

Summary of the Plan

The plan provides for the reorganization of the Company. On the effective date, the Colony Syndicate will purchase 100% of the shares of new common stock in the reorganized company for $60.0 million and certain investors will purchase warrants to purchase additional shares of new common stock.

All creditors of the Company will be paid in full, with interest, in respect of allowed claims.  The holders of the Company’s secured debt, however, will receive an amended and restated credit agreement providing a new five year term loan for the existing $346.4 million secured credit facility plus the amount of accrued and unpaid interest at the non-default rate.  In addition the Company will enter into a revolving credit facility of up to $20.0 million.

All shares of the Company’s common stock and the Company’s 10% Series B Cumulative Convertible Perpetual Preferred Stock will be cancelled upon completion of the Chapter 11 process and holders of these securities will not receive any distributions.  All options and warrants to purchase any securities of the Company will also be cancelled.

These liquidity constraints, our non-compliance with certain of our debt covenants and our bankruptcy case under Chapter 11 of the Bankruptcy Code have resulted in there being substantial doubt in our ability to continue as a going concern. Despite these factors, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of liabilities that might be necessary should we be unable to continue as a going concern.  As a result of our non-compliance with our debt covenants, our liquidity constraints  and our bankruptcy case under Chapter 11 of the Bankruptcy Code, we classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of December 31, 2012.

Financial Summary

Our total revenue for 2012 was $364.7 million, a $56.6 million or 13.4% decline, compared to 2011.  Guest Entertainment revenue decreased $50.5 million, while our non-Guest Entertainment products and services decreased $6.1 million.  The decrease in Guest Entertainment revenue resulted primarily from an 11.3% reduction in the average number of Guest Entertainment rooms served and a 12.8% decline in Guest Entertainment revenue per room.

Hotel Services revenue was $126.7 million in 2012, an $8.1 million or 6.0% decrease from the prior year, driven primarily from a decrease in the number of rooms receiving cable television programming and the number of rooms receiving high-speed Internet service.  System Sales and Related Services revenue per room improved 24.0% over 2011, driven primarily by programming fees and equipment sales.  Additionally, our Healthcare subsidiary generated $11.5 million of revenue during the current year, an increase of $1.1 million or 10.8%, resulting from a 13.7% increase in the number of beds generating recurring revenue as well as higher revenue on current year system sales, installations and related professional services.

Total direct costs decreased $19.1 million or 8.1%, to $218.2 million in 2012 as compared to $237.3 million in 2011.  Direct costs declined due to lower sales volume driving lower royalties and hotel commissions.  Advertising Services fixed costs also decreased year over year, driven by lower costs as a result of the transition from our analog platform.  Gross margins decreased year over year, at 40.2% in 2012 as compared to 43.7% for the prior year.

System operations expenses and selling, general and administrative (“SG&A”) expenses decreased $9.5 million or 11.7%, to $71.8 million in 2012 as compared to $81.3 million in 2011.  Factors driving the improvement period over period include reduced professional services expenses, system repair costs, property taxes, and travel. We also incurred lower facilities costs and administrative labor as a result of cost savings initiatives.  Additionally, we incurred $14.6 million of legal and other professional costs related to our Chapter 11 filing and reorganization efforts.

We generated $58.0 million of cash from operating activities during 2012, as compared to $52.0 million in 2011.  Cash used for capital investments was $35.6 million in 2012, compared to $27.3 million in 2011.  During the year, we also used cash to repay term loan principal of $37.2 million and we made net borrowings against our revolving line of credit totaling $21.0 million.

In 2012, we installed approximately 66,000 iHDTV rooms, ending the year with over 372,000 rooms or 27.4% of our Guest Entertainment room base.  We have seen an approximately 20.3% decrease in the cost to install an iHDTV room, declining from an average of $177 in 2010 to $141 for 2012.

Hospitality and Advertising Services Businesses

Guest Entertainment (includes purchases for on-demand movies, network-based video games, music and music videos and television on-demand programming).  One of our main sources of revenue, generating 47.0% of total revenue for the year ended December 31, 2012, is providing in-room, interactive guest entertainment, for which the hotel guest pays on a per-view, hourly or daily basis.

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

➢              The buy rate of hotel guests.  This is impacted by a number of issues, some of which are not under our control.  Specific issues impacting buy rate include:

o                 The number of rooms equipped with our iHDTV systems.  We typically earn higher revenue from a property when we convert it to our iHDTV platform.  Our ability to expand our iHDTV room base is dependent on a number of factors, including availability of capital resources from the hotels and the Company to invest in HD televisions and equipment.  Our installation plan may change upon the completion of our reorganization.

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

o                 The price of the service purchased by the hotel guest.  Generally, we control the prices charged for our products and services, and manage pricing in an effort to maximize revenue and overall profitability.  We establish pricing based on such things as the demographics of the property served, the popularity of the content and overall general economic conditions.  Our technology enables us to measure the popularity of our content and make decisions to best position such content and optimize revenue from such content.

o                 The effectiveness of our promotional and marketing campaigns.  We believe we can promote increased browsing activity through: tiered pricing; an improved user interface and navigational experiences for hotel guests; and enhanced merchandising and marketing of the latest content in our exclusive hotel window.  By increasing browsing activity, attracting new buyers and lifting buy rates, we believe we can improve theatrical movie revenue per room.  Certain merchandising and promotional pricing programs may, in some cases, have a negative impact on revenue before they are modified or suspended.

o                 The availability of alternative programming and portable devices.  We compete directly for customers with a variety of other content providers delivering content across different portable devices.  Competing content providers include cable and satellite television companies; Internet streaming services, including Netflix, Hulu and Amazon; and Internet web sites which provide access to free adult content, including streaming video.  These sources of alternative content can be delivered across a variety of portable viewing devices, such as laptop computers, smart phones and iPads or similar tablets.

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

➢              Envision.  During 2012, we continued the deployment of our cloud connected, interactive television platform, called Envision, which connects our interactive, high-definition guest room televisions to Internet-sourced content and information.  As of December 31, 2012, we had 284 Envision systems installed and providing services to over 98,000 rooms, with 39.2% of the installed rooms subscribing to premium apps.  The continuation of our Envision deployment will be dependent on the new strategies under our reorganization plan.

➢              Mobile Applications.  In 2011, we developed the software and technology to deliver the LodgeNet Mobile App, which brings together guest entertainment, hotel services and local area guide information.  We launched the LodgeNet Mobile App in January 2012 and, as of December 31, 2012, it was available in over 670,000 rooms.  The app provides travelers with in-room television control and on-demand content discovery capabilities, along with hotel and local area information and services.  For hotels, the app can be utilized to provide guests with customized brand and property information services.  The continuation of our Mobile services will be dependent on the new strategies under our reorganization plan.

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

Advertising Services.  We deliver advertising-supported media into select hotel segments, from which we earn revenue from the sale of traditional television advertising, place-based digital advertising and promotional marketing solutions.  The demographic and professional profile of the traveler within our room base tends to have characteristics we believe are attractive to consumer marketing organizations.  By approaching guests with relevant messaging when they are in the comfort of a hotel room, free of distractions, advertisers have a prime opportunity to capture the attention of and connect with these desired consumers.  In addition to market demands, our revenue is also dependent on rooms available to promote customer products and services.  As of December 31, 2012, we provided advertising and media services to approximately 1.0 million hotel rooms.

During 2012, we continued to evaluate the transition of our ad insertion business from our analog platform to an expanded high definition platform capable of inserting targeted advertising into an existing nationwide direct-broadcast satellite signal.  This transition will enable us to deliver advertising content in a more cost-effective manner across a much larger segment of our existing room base.  The platform is being designed to have the scale to attract national advertisers.  Currently, the new high definition ad insertion platform is being evaluated, and our transition plan may change under our reorganization.

Key Metrics:

Rooms Served

One of the metrics we monitor within our Hospitality and Advertising Services businesses is the number of rooms we serve with our various services. As of December 31, we had the following number of rooms installed with the designated service:

	2012	2011	2010
Total rooms served (1)	1,489,223	1,621,529	1,829,712
Total Guest Entertainment rooms (2)	1,359,615	1,477,442	1,680,322
Total iHDTV rooms (3)	372,474	309,239	270,384
Percent of Total Guest Entertainment rooms	27.4%	20.9%	16.1%
Total Envision rooms (4)	98,881	18,542	-
Percent of Total Guest Entertainment rooms	7.3%	1.3%	-
Total Mobile rooms (5)	672,533	-	-
Percent of Total Guest Entertainment rooms	49.5%	-	-
Total Cable Television Programming (FTG) rooms (6)	856,199	938,270	1,030,437
Percent of Total Guest Entertainment rooms	63.0%	63.5%	61.3%
Total Broadband Internet rooms (7)	97,037	143,491	178,047

(1)                                 Total rooms served include rooms receiving one or more of our services, including rooms served by international licensees.

(2)                                Guest Entertainment rooms, of which 95.1% were digital as of December 31, 2012, receive one or more Guest Entertainment services, such as movies, video games, music or other interactive and advertising services.

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

High Definition Room Growth

We also track the penetration of our interactive, high-definition television (“iHDTV”) system, since rooms equipped with iHDTV services typically generate higher revenue from Guest Entertainment and Hotel Services than rooms equipped with our analog systems.  iHDTV room growth occurs as we install our iHDTV system in newly contracted rooms or convert certain existing rooms to the iHDTV system in exchange for contract extensions.  The installation of an iHDTV system typically requires a capital investment by both the Company and the hotel operator.  During the past four years, iHDTV growth has been constrained by reduced hotel capital spending on HD televisions, given the negative impact of the economy on the hospitality industry and is currently constrained by our liquidity issues.  We installed our iHDTV systems in the following number of net new rooms as of December 31:

	2012	2011	2010
Net new iHDTV rooms	63,235	39,018	38,633

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

Capital Investment Cost Per Installed Room

The average investment cost per room associated with an installation can fluctuate due to engineering efforts, component costs, product segmentation, cost of assembly and installation, average number of rooms for properties installed, certain fixed costs and hotel capital contributions.  The following table sets forth our average installation cost per room during the years ended December 31:

	2012	2011	2010

Average cost per installed iHDTV room	$141	$140	$177

The decrease in the average cost per iHDTV room from 2010 to 2012 was primarily driven by lower component, installation and other related costs.

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

	2012	2011	2010
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.06	$11.54	$12.41
Non-Guest Entertainment
Hotel Services	7.42	7.01	6.53
System Sales and Related Services	2.84	2.29	1.88
Advertising Services	0.38	0.52	0.47
	10.64	9.82	8.88
Total Hospitality and Advertising Services revenue per room	$20.70	$21.36	$21.29

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

	2012	2011	2010
Average monthly direct costs per room:
Hospitality and Advertising Services
Guest Entertainment	$4.09	$4.56	$4.85
Hotel Services	6.19	5.80	5.64
System Sales and Related Services	2.07	1.44	1.25
Advertising Services	0.06	0.27	0.25
Total Hospitality and Advertising Services direct costs per room	$12.41	$12.07	$11.99

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

➢              revenue generated from cable plant design, modification and installation, as well as television installation services.

As of December 31, these services and solutions were installed as follows:

	2012	2011	2010
Systems installed	82	68	56
Beds served	18,632	15,931	12,224

General Operations

Total Operating Expenses

System operations expenses consist of costs directly related to the operation and maintenance of systems at hotel sites.  Selling, general and administrative expenses (“SG&A”) primarily include payroll costs, share-based compensation, engineering development costs and legal, marketing, professional and compliance costs.  Reorganization items for 2012 was driven by $14.6 million of legal and other professional costs incurred related to our Chapter 11 filing and reorganization efforts.  The following table sets forth the components of our operating expenses per room for the years ended December 31:

	2012	2011	2010
System operations expenses	$2.02	$2.05	$2.06
SG&A expenses	2.19	2.18	2.31
Depreciation and amortization (D&A)	3.74	3.75	4.00
Impairment charge	5.43	-	-
Restructuring charge	0.44	0.10	0.02
Reorganization items	0.85	-	-
Other operating expense (income), net	-	-	(0.01)
	$14.67	$8.08	$8.38

System operations as a percent of total revenue	9.4%	9.3%	9.5%
SG&A as a percent of total revenue	10.2%	10.0%	10.6%
D&A as a percent of total revenue	17.4%	17.2%	18.4%
Total operating expenses as a percent of total revenue	68.6%	36.9%	38.6%

Liquidity and Capital Resources

Effective March 22, 2011, we entered into a First Amendment (the “First Amendment”) to our bank Credit Facility.  The First Amendment included terms and conditions which required compliance with leverage and interest coverage covenants.  As of September 30, 2012, our actual consolidated leverage ratio was 4.52, which was above the maximum allowable ratio of 4.00.  As such, we were not in compliance with the required consolidated leverage ratio for the quarter ended September 30, 2012.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment to the Credit Facility (the “Forbearance Agreement”).  Under the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising their respective default-related rights and remedies under the Credit Facility until the earlier of December 17, 2012, or the occurrence of further defaults under the Credit Facility (the “Forbearance Period”).  Through a series of amendments, the forbearance agreement with the lenders was extended until the filing of our prepackaged plan of reorganization under Chapter 11.  As a result of our non-compliance with our debt covenants, our liquidity constraints and our bankruptcy case under Chapter 11 of the Bankruptcy Code, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of December 31, 2012.

In consideration of the forbearance, we agreed to certain additional terms and conditions, including the following: (a) the retention of a strategic planning officer, (b) the provision of certain specific information regarding the Company and required management conference calls and meetings, as well as monthly and weekly reports, (c) the elimination of certain available baskets for incurring debt, disposing of property, and making investments, and a limitation of $5,000,000 on indebtedness outstanding and secured by permitted liens to finance the acquisition of fixed or capital assets, (d) the limitation on making capital expenditures to only those made in the ordinary course and not in excess of $10.5 million during the Forbearance Period, and (e) the requirement that the Company maintain Consolidated EBITDA of at least $4,543,000 for the period beginning October 1, 2012 and ending October 31, 2012 and Consolidated EBITDA of at least $8,701,000 for the period beginning October 1, 2012 and ending November 30, 2012.  In addition, the Forbearance Agreement adjusted certain other covenants and definitions of the Credit Agreement.  The Company was also required to pay certain fees and expenses in connection with the Forbearance Agreement.  These interim financial covenants did not extend beyond November and, through a series of amendments, the Forbearance Agreement was extended until approval of the reorganization plan under Chapter 11, at which time the Credit Facility is to be restructured.

For 2012, cash provided by operating activities was $58.0 million, and we used $35.6 million of the cash we generated for property and equipment additions.    During the year, we also used cash to repay term loan principal of $37.2 million and we made net borrowings against our revolving line of credit totaling $21.0 million.  We also utilized $4.3 million for payment of preferred stock dividends.  During 2011, cash provided by operating activities was $52.0 million, and we used cash for property and equipment additions of $27.3 million.  During the same period, we prepaid $2.0 million against our Credit Facility, in addition to the required payments totaling $8.5 million.  We also used $5.8 million for preferred stock dividend payments in 2011.  We ended the year with cash of $15.4 million as compared to $14.0 million as of December 31, 2011.

In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which was to mature in April 2014, and a $50.0 million revolving loan commitment, which was to mature in April 2013.  The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007.  The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.0% or (2) LIBOR plus a margin of 2.0%.  The Credit Facility is collateralized by substantially all of the assets of the Company.

Effective March 22, 2011, we entered into the First Amendment to the bank Credit Facility.  The First Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its expiration in April 2014.  The restricted payment basket within the First Amendment allowed for dividend payments not to exceed $5,750,000 per year.  The First Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants.  In 2011, the Company incurred $2.7 million of debt issuance costs related to certain fees and expenses in connection with this First Amendment.

Under the First Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million.  The First Amendment also required us to make quarterly term loan repayments of $2.5 million, beginning June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013.  The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%.  In addition, a LIBOR floor of 1.5% was established under the First Amendment.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the First Amendment, this amount was reduced to $7.5 million.  As of December 31, 2012, we had outstanding letters of credit totaling $350,000, which reduces amounts available under the revolving loan commitment.  The lenders are not required to permit the issuance of additional letters of credit under the Credit Facility pursuant to the terms of the Forbearance Agreement.  During 2012, we borrowed $62.0 million under the revolving loan commitment and repaid $41.0 million.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance.  However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these vendors, we entered into forbearance agreements with each of them. Through a series of amendments, the forbearance agreements with each of these vendors were extended until the filing of our prepackaged plan of reorganization under Chapter 11.

In December 2012, we announced that we entered into an investment agreement with the Colony Syndicate, pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company.  In addition, our lenders have agreed to restructure our existing $346.4 million secured credit facility to a new five year term loan, as well as expect to have a revolving line loan commitment in place at that time.  This transaction is being implemented through an expedited Chapter 11 bankruptcy process, at the conclusion of which the Colony Syndicate will become the controlling stockholder of the Company.  The investment agreement contains certain conditions precedent, including closing conditions which are described in more detail in Note 1 of the Consolidated Financial Statements, and terminates on April 30, 2013.  The Company commenced a prepackaged Chapter 11 process in the United States Bankruptcy Court for the Southern District of New York on January 27, 2013.

On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013.

The following sets forth the terms and conditions of the restructuring of the Company’s existing credit agreement.   The restructuring will provide that all outstanding principal of loans under the existing credit agreement, and all accrued and unpaid interest thereon, shall be capitalized and restructured on the closing date of the investment agreement with the Colony Syndicate.

It is expected that the new credit agreement will consist of a $346.4 million five year term loan, plus capitalized interest accrued (i) pre-petition and (ii) post-petition through the earlier of the closing date and date that is 90 days after the petition date, in each case at the non-default contract interest rate.  The interest rate is to be 6.75% per annum and the maturity date is to be five years after the closing date.  The principal payments are expected to be 1.00% each year of the outstanding principal amount thereof on the Closing Date, payable in equal quarterly installments.  The financial covenants consisting of a maximum leverage ratio and a minimum interest coverage ratio are to be measured each fiscal quarter-end commencing March 31, 2014.  The credit agreement is to contain mandatory prepayment terms and is to be collateralized by substantially all of the assets of the Company, subject to the priority claims under the revolving credit facility in the following paragraph.  In addition, the credit agreement is to include certain affirmative and negative covenants including compliance with laws and regulations, delivery of financial statements and restrictions on additional indebtedness, liens, sales of assets, restricted payments, capital expenditures and investments.

The Company expects to enter into a revolving credit facility agreement of up to $20.0 million, including a $5.0 million sub-limit for letters of credit.  Advances under the revolving credit facility will be limited to the lesser of (a) the sum of (i) up to 85% of eligible accounts receivable, plus (ii) an amount equal to the lesser of (x) $5,000,000 and (y) 75% of the appraised fair market value of Company’s eligible owned real estate; or (b) $20,000,000 minus such reserves as the lender may establish in good faith.  All obligations will be secured by first priority liens on all of Company’s existing and future accounts receivable, inventory, intercompany notes and intellectual property and other intangible assets less a priority claim that DirecTV will have on all accounts receivable related to DirecTV programming or financing and (ii) the Company’s owned real estate.  The revolving credit facility will mature 4.5 years after the closing date and will bear interest at a rate equal to 1-, 2- or 3-month LIBOR plus 225 basis points or Base Rate plus 125 basis points, at the election of the Company.  The revolving credit facility will contain representations and warranties, covenants, and events of default that are usual and customary for similar revolving credit facilities.

Our principal sources of liquidity in future periods will be our cash from operations, the new capital from the Colony Syndicate and the revolving credit facility.  As of December 31, 2012, working capital was negative $386.3 million, compared to negative $18.4 million at December 31, 2011.  Much of this increase is the result of the current classification of our Credit Facility.

Our inability to comply with the financial covenants under the Credit Facility, uncertainty over our ability to be in compliance with these covenants in the future, our bankruptcy case under Chapter 11 of the Bankruptcy Code and our liquidity constraints, have raised substantial doubt about our ability to meet our ongoing financial obligations.  We are experiencing significant liquidity constraints and our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, and closing of the new capital agreement with the Colony Syndicate.  These liquidity constraints and our non-compliance with certain of our debt covenants have resulted in there being substantial doubt about our ability to continue as a going concern.

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

Obligations and commitments as of December 31, 2012 were as follows (dollar amounts in thousands):

		Payments due by period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Contractual obligations:
Long-term debt(s)	$347,267	$346,691	$512	$64	$-
Interest on long-term debt (1)	8,267	8,250	16	1	-
Operating lease payments	2,269	1,043	1,086	140	-
Purchase obligations and royalties (2)	5,933	3,959	1,864	110	-
Minimum royalties (3)	1,467	724	743	—	-
Total contractual obligations	$365,203	$360,667	$4,221	$315	$-

		Amount of commitment expiration per period
		Less than	2 – 3	4 – 5	Over
	Total	1 year	years	years	5 years
Other commercial commitments:
Standby letters of credit	$350	$350	$-	$-	$-

(1)	Interest payments are estimates based on current LIBOR, Forbearance Agreement interest rates and scheduled debt amortization.
(2)	Consists of open purchase orders and commitments.
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

Results of Operations — Years Ended December 31, 2012 and 2011

Revenue Analysis.  Total revenue for 2012 was $364.7 million, a $56.6 million or 13.4% decline, compared to $421.3 million in 2011.  The decrease in revenue was primarily from Guest Entertainment, Hotel Services and Advertising revenues, partially offset by increases in revenue from System Sales and Related Services and Healthcare.  The following table sets forth the components of our revenue (dollar amounts in thousands) for the years ended December 31:

	2012		2011
		Percent		Percent
		of Total		of Total
Revenues:	Amount	Revenues	Amount	Revenues
Hospitality and Advertising Services
Guest Entertainment	$171,585	47.0%	$222,111	52.7%
Hotel Services	126,739	34.8%	134,832	32.0%
System Sales and Related Services	48,471	13.3%	44,020	10.4%
Advertising Services	6,433	1.8%	9,956	2.4%
Total Hospitality and Advertising Services	353,228	96.9%	410,919	97.5%
Healthcare	11,461	3.1%	10,343	2.5%
	$364,689	100.0%	$421,262	100.0%

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $57.7 million or 14.0%, to $353.2 million in 2012 compared to $410.9 million in 2011.  Average monthly Hospitality and Advertising Services revenue per room was $20.70 for 2012, a decrease of 3.1% as compared to $21.36 per room in the prior year.  The following table sets forth information with respect to Hospitality and Advertising Services revenue per room for the years ended December 31:

	2012	2011
Average monthly revenue per room:
Hospitality and Advertising Services
Guest Entertainment	$10.06	$11.54
Hotel Services	7.42	7.01
System Sales and Related Services	2.84	2.29
Advertising Services	0.38	0.52
Total Hospitality and Advertising Services revenue per room	$20.70	$21.36

Guest Entertainment revenue, which includes on-demand entertainment such as movies, television on-demand, music and games, decreased $50.5 million, or 22.7%, to $171.6 million from $222.1 million in 2011.  The decrease in revenue resulted primarily from an 11.3% reduction in the average number of Guest Entertainment rooms served and a 12.8% decline in Guest Entertainment revenue per room.  Guest Entertainment revenue per room decreased due to lower non-theatrical movies, music, games, on-demand television purchases and television Internet access purchases.  As a result, monthly Guest Entertainment revenue for 2012 declined 12.8%, to $10.06 compared to $11.54 for 2011.  Average monthly movie revenue per room was $9.52 for 2012, a 12.5% reduction as compared to $10.88 per room in the prior year.  Non-movie Guest Entertainment revenue per room decreased 18.2%, to $0.54 for 2012, driven by reductions in music, games and on-demand television purchases.

Hotel Services revenue, which includes recurring revenue from hotels for cable television programming and Internet service and support, decreased $8.1 million or 6.0%, to $126.7 million during 2012 versus $134.8 million in 2011.  On a per-room basis, monthly Hotel Services revenue for 2012 increased 5.8%, to $7.42 compared to $7.01 for 2011.  Monthly cable television programming revenue per room increased 6.4%, to $6.83 for 2012 as compared to $6.42 for 2011.  These increases resulted primarily from price increases on cable television programming over the prior year period.  Recurring Internet revenue per room for 2012 decreased to $0.55 versus $0.59 for 2011.

System Sales and Related Services revenue includes the sale of cable television programming equipment, Internet equipment, HDTV installations and other services to hotels.  For 2012, revenue increased $4.5 million or 10.1%, to $48.5 million as compared to $44.0 million for 2011.  The increase was driven by programming fees and equipment sales.

Advertising Services revenue consists of revenue generated by our advertising services subsidiary.  Revenue decreased 35.4% to $6.4 million during 2012 as compared to $10.0 million for 2011.  This decrease was expected as it was the result of the shutdown of our analog ad insertion platform as part of our transition to a high-definition platform.

Healthcare revenue includes the sale of interactive systems and services to healthcare facilities.  Our Healthcare subsidiary revenue increased by 10.8% to $11.5 million for 2012 versus $10.3 million in 2011, primarily from programming and recurring service and maintenance agreement revenues, as the number of beds generating recurring revenue increased 13.7%.  During 2012, we installed 14 facilities and 2,701 beds compared to 12 facilities and 3,707 beds in 2011.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).  Total direct costs decreased $19.1 million or 8.1%, to $218.2 million in 2012 as compared to $237.3 million in 2011.  Total direct costs were 59.8% of revenue for 2012 as compared to 56.3% for 2011.  Direct costs related to the Hospitality and Advertising Services businesses, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, were $211.8 million for 2012 compared to $232.2 million in 2011, a decrease of 8.8%.  We had a lower sales volume in Guest Entertainment and Hotel Services, driving lower royalties, hotel commissions and programming fees.  Advertising Services had lower costs during 2012 due to the shutdown of our analog ad insertion platform.

Operating Expenses.  The following table sets forth information in regard to operating expenses for the years ended December 31 (dollar amounts in thousands):

	2012		2011
		Percent		Percent
		of Total		of Total
	Amount	Revenues	Amount	Revenues
Operating expenses:
System operations	$34,455	9.4%	$39,386	9.3%
Selling, general and administrative	37,340	10.2%	41,918	10.0%
Depreciation and amortization	63,766	17.4%	72,235	17.2%
Impairment charge	92,614	25.5%	-	-
Restructuring charge (1)	7,570	2.1%	1,923	0.4%
Reorganization items (2)	14,574	4.0%	-	0.0%
Other operating expense (income)	(32)	0.0%	31	0.0%
Total operating expenses	$250,287	68.6%	$155,493	36.9%

(1)      Restructuring costs are defined as costs associated with the closing, disposal or exit of certain duplicate facilities or operations, including termination benefits and costs to consolidate facilities or relocate employees, and costs associated with a reduction in force, including termination benefits.  The Company will not realize future benefits from these costs.

(2)      Reorganization items consists of $14.6 million of legal and other professional costs incurred related to our Chapter 11 filing and reorganization efforts.

System operations expenses decreased $4.9 million or 12.5%, to $34.5 million in 2012 as compared to $39.4 million in 2011.  The decrease was driven by lower system repair costs, property taxes, and content distribution costs in addition to lower labor and facilities costs due to initiatives implemented to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  As a percentage of total revenue, system operations expenses increased to 9.4% this year as compared to 9.3% in the prior year.  Per average installed room, system operations expenses also decreased, to $2.02 per room per month for 2012 compared to $2.05 for 2011.

Selling, general and administrative (“SG&A”) expenses decreased $4.6 million or 10.9%, to $37.3 million in 2012 as compared to $41.9 million in 2011.  The decrease resulted from lower professional services and labor due to initiatives implemented to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  As a percentage of revenue, SG&A expenses were 10.2% in the current year compared to 10.0% in the prior year.  SG&A expenses were $2.19 per average installed room per month in 2012 compared to $2.18 in 2011.

Depreciation and amortization expenses were $63.8 million in 2012 as compared to $72.2 million in 2011.  The decline was due to the reduction in capital investments over the past three years, lower cost systems being installed and certain assets becoming fully depreciated.  As a percentage of revenue, depreciation and amortization expenses were 17.4% in 2012 compared to 17.2% in 2011.

The declines in Guest Entertainment revenue and room base during 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As a result of our impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million for all of the remaining Hospitality goodwill.  In addition, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  See Note 6 to the Consolidated Financial Statements.

Reorganization items consists of $14.6 million of legal and other professional costs incurred related to our Chapter 11 filing and reorganization efforts.

In 2012, we implemented initiatives to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  These initiatives included a reduction in workforce, by approximately 11%, and vacating leased warehouse/office facilities.  As a result of these actions and a change in executive structure, we incurred costs of $7.6 million during 2012.  During 2011, we had costs of $1.9 million related to workforce reduction activities.  Additional accruals and cash payments related to these activities are dependent upon reduction in force or subleasing arrangements, which could change our expense estimates.

Operating Income.  As a result of the factors described above, we had an operating loss of $103.8 million in 2012 as compared to operating income of $28.5 million in the prior year.

Interest Expense.  Interest expense was $25.3 million in the current year versus $31.2 million in 2011.  The all-in weighted average interest rate was 7.1% for the current year versus 8.4% for 2011.  The decrease resulted from the change in the weighted average outstanding balance of our debt under our Credit Facility and the quarterly payments on our interest rate swap commitment during the first half of 2011 at approximately 5%.  The interest rate swaps expired effective June 30, 2011.  The outstanding balance of our debt under the Credit Facility decreased to $346.4 million at December 31, 2012 from $362.6 million at the end of the prior year.  Interest expense for 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position.

Loss on Early Retirement of Debt.  In 2012, we made additional prepayments on the term loan of $32.0 million and, as result of these prepayments, expensed $0.3 million of unamortized debt issuance costs.  During 2011, we made an additional prepayment of $2.0 million on our term loan.  As a result of this prepayment and the First Amendment to our Credit Facility, we expensed $0.2 million of unamortized debt issuance costs.

Taxes.  During 2011, we recorded a net tax benefit of $2.6 million, consisting of taxes incurred of $0.7 million, primarily for state franchise taxes and foreign income taxes, and a $3.3 million Canadian tax benefit.  Our deferred tax assets decreased $3.3 million because the Company believes it is more likely than not that the deferred tax assets in Canada will not be realized due to changes in expectations and a revision of our forecasts during the fourth quarter of 2012.  In addition, we recorded additional tax expense of $0.4 million, primarily for state franchise taxes and foreign income taxes resulting in a total tax expense of $3.7 million.

Net Loss.  As a result of the factors described above, net loss was $134.3 million for 2012 compared to a net loss of $0.6 million in the prior year.

Results of Operations — Years Ended December 31, 2011 and 2010

Revenue Analysis.  Total revenue for 2011 was $421.3 million, a $30.9 million or 6.8% decline, compared to 2010.  The decrease in revenue was primarily from Guest Entertainment and Hotel Services revenues, partially offset by increases in revenue from System Sales and Related Services, Healthcare and Advertising Services.

Hospitality and Advertising Services revenue, which includes Guest Entertainment, Hotel Services, System Sales and Related Services and Advertising Services, decreased $32.8 million or 7.4%, to $410.9 million in 2011 compared to $443.7 million in 2010.  Average monthly Hospitality and Advertising Services revenue per room was $21.36 for 2011, an increase of 0.3% as compared to $21.29 per room in the prior year.  Guest Entertainment revenue decreased $36.5 million or 14.1%, to $222.1 million in 2011 as compared to $258.6 million in 2010.  Monthly Guest Entertainment revenue for 2011 declined 7.0%, to $11.54 compared to $12.41 for 2010.  Hotel Services revenue decreased $1.3 million or 0.9%, to $134.8 million during 2011 versus $136.1 million in 2010.  System Sales and Related Services revenue for 2011 increased $4.9 million or 12.6%, to $44.0 million as compared to $39.1 million for 2010.  Advertising Services revenue increased $0.1 million or 0.9%, to $10.0 million during 2011 as compared to $9.9 million for 2010.

Healthcare revenue increased $1.8 million or 21.4%, to $10.3 million during 2011 as compared to $8.5 million for 2010.

Direct Costs (exclusive of operating expenses and depreciation and amortization discussed separately below).  Total direct costs decreased $16.7 million or 6.6%, to $237.3 million in 2011 as compared to $254.0 million in 2010.  Total direct costs were 56.3% of revenue for 2011 as compared to 56.2% for 2010.  The decrease in total direct costs was primarily related to lower royalties, hotel commissions, programming fees and connectivity costs.

Operating Expenses.  System operations expenses decreased $3.5 million or 8.3%, to $39.4 million in 2011 as compared to $42.9 million in 2010.  The decrease was driven by lower property taxes, system repair costs and labor from the workforce reductions initiated in the first quarter of 2011.  Selling, general and administrative (“SG&A”) expenses decreased $6.3 million or 12.9%, to $41.9 million in 2011 as compared to $48.2 million in 2010.  The decrease resulted from lower professional services and labor from the workforce reductions initiated in the first quarter of 2011, our first quarter expense mitigation initiative and debt issuance costs incurred during 2010.  Depreciation and amortization expenses were $72.2 million in 2011 as compared to $83.2 million in 2010.  We incurred costs of $1.9 million during 2011 related to workforce reduction activities, while we had workforce reduction costs of $0.4 million during 2010.

Operating Income.  As a result of the factors described above, operating income increased to $28.5 million in 2011 as compared to $23.4 million in the prior year.

Interest Expense.  Interest expense was $31.2 million in the 2011 versus $33.5 million in 2010.  The all-in weighted average interest rate was 8.4% for the 2011 versus 7.4% for 2010.  The outstanding balance of our debt under the Credit Facility decreased to $362.6 million at December 31, 2011 from $372.5 million at the end of the prior year.  Interest expense for 2011 included a net $1.5 million non-cash interest gain related to our interest rate swap position.  Interest expense for 2010 included $1.5 million of non-cash interest charges related to our interest rate swap position.

Loss on Early Retirement of Debt.  In 2011, we made an additional prepayment on the term loan of $2.0 million and, as result of this prepayment and the First Amendment to our Credit Facility, expensed $0.2 million of unamortized debt issuance costs.  During 2010, we made additional prepayments totaling $96.8 million on our term loan and expensed $1.1 million of unamortized debt issuance costs.

Taxes.  During 2011, we recorded a net tax benefit of $2.6 million, consisting of taxes incurred of $0.7 million, primarily for state franchise taxes and foreign income taxes, and a $3.3 million Canadian tax benefit.  For 2010, we incurred taxes of $0.8 million, primarily for state franchise taxes and foreign income taxes.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  Our primary cost drivers are predetermined rates, such as hotel commissions; license fees paid for major motion pictures and other content or one-time fixed fees for independent films; and cable television programming costs.  However, the preparation of financial statements requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable based upon the available information.  The critical policies related to the more significant judgments and estimates used in the preparation of the financial statements are further discussed within the Notes of the financial statements as follows:

➢              Revenue Recognition – footnote #2

➢              Goodwill and Other Intangible Assets – footnote #6

➢              Restructuring – footnote #14

Recent Accounting Developments

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) and in January 2013 issued ASU No. 2013-01 “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards retain the existing offsetting requirements and enhance the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for the Company’s quarterly and annual financial statements beginning with the first quarter 2013 reporting. The Company believes that the adoption of ASU 2011-11 and ASU 2013-01 will not have a material impact on its consolidated financial statements.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles – Goodwill and Other.”  This ASU allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is more likely than not the indefinite-lived intangible asset is impaired.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not the indefinite-lived asset is impaired, the entity is not required to take further action.  Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Topic 350.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period.  FASB ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment test performed as of a date prior to July 27, 2012, provided the public entity’s financial statements for the most recent annual or interim period have not yet been issued.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  This ASU will require entities to present, either in a note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items effected by the reclassification.  If a component is not required to be reclassified, to net income in its entirety, a company would instead cross reference to the related footnote for additional information.  This guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses resulting from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest.  At December 31, 2012, we had debt totaling $347.3 million as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value
Credit Facility:
Term loan	$325,407	$195,244
Revolving loan commitment	21,000	21,000
Capital leases	860	860
	$347,267	$217,104

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

The term loan interest rate as of December 31, 2012 was 8.5%, the revolving loan commitment rate was 9.25%, the capital lease interest rate was 3.4% and our weighted average interest rate for the year ended December 31, 2012 was 7.1%.  As of December 31, 2012, we had capital leases of $0.9 million and variable rate debt of $346.4 million.  For variable rate debt, interest rate fluctuations generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. There would be no impact on earnings and cash flow for the next year resulting from a one percentage point increase to interest rates, assuming other variables remain constant, due to our LIBOR floor of 1.5%.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, using those criteria, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Identification of Directors

The Company’s Certificate of Incorporation and Bylaws provide that the number of directors shall be determined from time to time by the Board of Directors but may not be less than three nor more than nine. The Board of Directors is currently composed of seven members. The Bylaws further provide for the division of the directors into three classes of approximately equal size, with directors in each class elected for a three-year term and approximately one third of the directors elected each year. We expect that all of the directors will resign as of the closing of the investment agreement with the Colony Syndicate.

The following table sets forth certain information, as of March 19, 2013, with respect to the directors of the Company.

Name	Age	Principal Occupation or Employment for the Past Five Years and Principal Qualifications for Serving as a Director of the Company	Year First Became Director/ Term Expires

Marty Abbott	45

President, CEO and Partner/Member of AKF Consulting, LLC, a consulting firm specializing in high-growth Internet startups and high-tech public companies, May 2007 to present; Chief Operations Officer of QUIGO, an advertising technology firm, July 2005 to May 2007; Senior Vice President of Technology / Chief Technology Officer, Ebay, Inc., May 2003 to July 2005.   The principal qualifications that led to Mr. Abbott’s selection as a director include his extensive experience in the development and operation of scalable technical infrastructures, and the development of Internet-based business models.

			2008/2012

R. Douglas Bradbury	62

Private investor; director of Level 3 Communications, Inc. (LVLT)* a telecommunications and information services company, 2009 to present; former Executive Vice President, RCN Corporation, a provider of digital cable, telephone and high-speed Internet services, October 2003 to March 2004; former Executive Vice President of LVLT, August 1997 to January 2003; former Vice Chairman of the Board of LVLT, February 2000 to January 2003; and former Chief Financial Officer of LVLT, 1997 to 2000.  The principal qualifications that led to Mr. Bradbury’s selection as a director were his extensive financial and operational experience in telecommunications companies.

			1999/2012

J. Scott Kirby	45

President, U.S. Airways Group, Inc. (NYSE:LCC)* a holding company whose business activity is the operation of a network of air carriers through its wholly owned subsidiaries, September 2006 to present; Executive Vice President, Sales and Marketing of U.S. Airways Group, Inc. and its wholly owned subsidiary, U.S. Airways, Inc. and its predecessor organization from September 2001 to September 2006;  served in various executive positions with America West Airlines, October 1995  to September 2001.  The principal qualifications that led to Mr. Kirby’s selection as a director include his extensive experience in the airline industry, which is affected by similar economic issues faced by the hospitality industry in which the Company operates.  Mr. Kirby’s qualifications include operational and financial experience relevant to the Company.

		2008/2013

Thomas N. Matlack	48

Mr. Matlack, CFA is a private investor who has led several venture investments in the areas of media and technology, including Art technology Group, The Ladders, and Telephia.  Mr. Matlack was previously the founder and Managing Partner of Megunticook Management, a venture capital firm that started more than 30 companies.  Prior to Megunticook, he was Chief Financial Officer of The Providence Journal Company.  He serves on the boards of Game Empire Enterprises, Good Men media, and Seismic Games.  He is a graduate of Wesleyan University (BA) and Yale University (MBA).  The principal qualifications that led to Mr. Matlack’s selection as a director was his extensive financial experience and his experience in early-stage companies in the technology and new media space.

		2010/2014

Scott C. Petersen	57

Former Chairman of the Board, President and Chief Executive Officer of the Company.  Mr. Petersen joined the Company in 1987 as Senior Vice President for Corporate and Legal Affairs, was appointed Executive Vice President and Chief Operating Officer in 1991, was appointed President and Chief Executive Officer in July 1998 and became Chairman of the Board in October 2000.  The principal qualifications that led to Mr. Petersen’s selection as a director include 23 years of experience as a senior officer of the Company, including 14 years as Chief Executive Officer.

		1993/2013

Vikki Pachera	53

Chief Executive Officer, The Pachera Group, an executive search firm, March 2007 to present; Chief Executive Officer, Elevation Recruiting, LLC, January 2010 to present; former Partner, Allen Austin Transearch, an executive search firm, July 2006 to March 2007; former Vice President, Global Alliances & Business Development, Hewlett-Packard Company, a technology solutions provider to consumers, businesses and institutions, May 2002 to December 2005; Vice President, Strategic Business Development, Compaq Computer Corporation, December 2000 to May 2002.  The principal qualifications that led to Ms. Pachera’s selection as a director include her extensive experience in business development of technology-based businesses as well as her significant expertise in talent management and compensation matters.

		2005/2014

Scott H. Shlecter	60

Investment Advisor, Morton Capital Management, a registered investment advisor, August 2009 to present, Managing Director and Portfolio Manager of Kayne Anderson Capital Advisors LP, a registered investment advisor, February 2002 to June, 2009. The principal qualifications that led to Mr. Shlecter’s selection as a director include extensive experience in analyzing the financial performance of real estate investment companies and similar entities holding significant investments in hotels. Mr. Shlecter also has the financial expertise to serve as Audit Committee chairman.

		2004/2013

*              Denotes public company.]

Committees

The Company has standing audit, governance and nominating, and compensation committees of the Board of Directors.  The Audit Committee of the Board of Directors is composed of three non-employee directors who are financially literate in financial and auditing matters and are “independent,” as such term is defined by the NASDAQ listing standards. The Audit Committee of the Board of Directors is composed of Messrs. Shlecter (Chair), Bradbury, and Matlack.  The Audit Committee provides assistance to the Board of Directors in satisfying its responsibilities relating to accounting, auditing, and financial reporting requirements of the Company. The Audit Committee also appoints the independent registered public accounting firm to conduct the annual audit of the Company’s financial statements, oversees the activities of the independent registered public accounting firm and confers with them prior to the release of quarterly earnings.  In addition, the Audit Committee annually evaluates the performance of the Company’s internal controls, and reviews the internal controls with management and the Company’s independent registered public accounting firm.  The Board of Directors has adopted a written charter for the Audit Committee, which is available at the Company’s website at http://www.lodgenet.com.  The Audit Committee met eleven times during 2012.  For further information regarding the Audit Committee, see “Report of the Audit Committee.”

The Compensation Committee of the Board of Directors is composed of Ms. Pachera (Chair) and Messrs. Abbott, and Kirby.  Ms. Pachera and Messrs. Abbott and Kirby are “independent,” as such term is defined by the NASDAQ listing standards.  The Compensation Committee is responsible for establishing compensation policies and for setting compensation levels for the Company’s executive officers.  The Compensation Committee met seven times during 2012.  The Board of Directors has adopted a written charter for the Compensation Committee, which is available at the Company’s website at http://www.lodgenet.com.  For a description of the functions of the Compensation Committee, see “ELECTION OF DIRECTORS - Executive Compensation –Compensation Committee Report.”

The Governance and Nomination Committee (the “Governance Committee”) of the Board of Directors is composed of Mr. Bradbury (Chair), Mr. Shlecter and Ms. Pachera, each of whom is considered “independent”, as such term is defined by the NASDAQ listing standards. The Governance Committee oversees corporate governance and Board membership matters and provides assistance to the Board of Directors in any matter involving governance and Board membership issues. The Governance Committee also works with the Company and the Company’s compliance officer on issues concerning the Company’s Code of Business Conduct and Ethics and the Company’s Non-Retaliation Policy. The Governance Committee met two times during 2012.  The Board of Directors has adopted a written charter for the Governance Committee, which is available at the Company’s website at http://www.lodgenet.com.

Leadership Structure

In May 2012, the Company established the office of an independent chairman, and appointed Mr. Bradbury to serve as Chairman, replacing Mr. Petersen, who also served as President and Chief Executive Officer of the Company.  By appointing an independent chairman, the Company ended its prior practice of appointing a Lead Director, whose responsibilities were subsumed by the Chairman.  The Chairman is responsible for overseeing all aspects of the Board of Directors, including (a) setting the agenda for and leading meetings of the directors and executive sessions of the independent directors (which are held on a regular basis); (b) briefing the CEO on issues arising in the executive sessions; (c) establishing Board agendas in consultation with the officers of the Company and other directors; (d) facilitating discussion among the directors on key issues and concerns outside of Board Meetings; and (e) serving as a non-exclusive conduit to the CEO of views, concerns, and issues of the independent directors.

Risk Oversight

While the Board has overall responsibility for risk oversight, the charters of each Committee specify the areas of responsibility of the Committee with respect to risk oversight.  For example, the Audit Committee is charged with periodic review with management and the independent accountants of any significant business risks and exposures of the Company and management’s steps to mitigate them.  Similarly, the Compensation Committee is charged with considering whether any aspects of the Company’s compensation plans encourage or incentivize participants to take excessive risks, and the Governance Committee is responsible for oversight and administration of the Company’s Code of Business Conduct and Ethics, and also for periodically reviewing the role of the Board and of Committees in overseeing risk.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any persons holding 10% or more of the common stock are required to report their ownership of common stock and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. To the Company’s knowledge, based solely upon a review of copies of such reports received by the Company which were filed with the SEC from January 1, 2012 through March 15, 2013, and upon written representations from such persons that no reports were required, the Company has been advised that all reports required to be filed under Section 16(a) have been timely filed with the SEC with the exception of Initial Reports on Form 3 with respect to executives who were appointed to their respective positions in June 2011, but the failure to file their respective Form 3 reports was not discovered until January 2012, when they received the equity grants following their appointment.

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

Item 11 - Executive Compensation

The following table shows the compensation and expense reimbursement paid to each non-employee director during 2012:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Abbott, Marty	20,800	49,910	-	-	-	-	70,710
Bradbury, R. Douglas	48,866	49,910	-	-	-	-	98,776
Haire, John E.(4)	1,200	-	-	-	-	-	1,200
Kirby, J. Scott	20,800	49,910	-	-	-	-	70,710
Matlack, Thomas (5)	16,600	49,910	-	-	-	-	66,510
Pachera, Vikki	28,400	49,910	-	-	-	-	78,310
Petersen, Scott(6)	8,000	49,910	-	-	-	-	57,910
Shapiro, Edward(7)	4,000	-	-	-	-	-	4,000
Shlecter, Scott	39,533	49,910	-	-	-	-	89,443
Spencer, Phillip(8)	13,200	48,205	-	-	-	-	61,405

(1)         The amounts in this column represent the aggregate grant date fair value of the restricted stock or restricted stock units granted to non-executive directors computed in accordance with FASB ASC Topic 718.  Each non-executive director (other than Messrs. Haire and Shapiro who retired from the Board on March 27, 2012 and May 10, 2012 respectively) received 32,200 shares of restricted stock or 32,200 restricted stock units in May 2012, one half of which vested on the date of the grant and one half of which will vest on the first anniversary of the grant.  Each award had an aggregate grant date fair value of $49,910 with the exception of the grant made to Mr. Spencer, which had a grant date value of $24,955.  Mr. Spencer also received an additional 15,000 shares of restricted stock in connection with his services as interim CEO, which shares had an aggregate grant date fair value of $23,250.  The detailed methodology for computing these amounts is set forth in Note 12 to the Company’s financial statements as of December 31, 2012.  Mr. Spencer forfeited 31,100 shares upon his resignation in August 2012. The aggregate number of outstanding restricted stock awards held by each non-employee director as of December 31, 2012 consisted of 16,100 shares of restricted stock or restricted stock units.

(2)         The Company did not grant options to its independent directors in 2012, nor were shares forfeited by the directors in 2012 with the exception of 5,000 shares that were forfeited by Mr. Shapiro at the time of his resignation. See note 7 below.  The aggregate number of outstanding option awards held by each non-employee director as of December 31, 2012 was as follows:  Mr. Abbott: 30,000; Mr. Bradbury:  71,000; Mr. Kirby: 30,000; Ms. Pachera: 59,000; Mr. Petersen: 310,000; and Mr. Shlecter: 71,000.

(3)         Represents fees deferred pursuant to the 2006 Non-Employee Directors Fee Plan.

(4)         Mr. Haire retired as a director as of March 27, 2012.

(5)         Mr. Matlack was appointed as a director on May 31, 2012.

(6)         Mr. Petersen resigned as the Company’s President and Chief Executive Officer on May 31, 2012, and after that date served as a non-executive director.

(7)         Mr. Shapiro resigned as a director on May 10, 2012.

(8)         Mr. Spencer was appointed as a director on February 28, 2012, and was appointed to serve as interim CEO from May 31, 2012 until the appointment of Richard L. Battista as President and CEO on September 11, 2012.  He resigned as a director on October 25, 2012.

In May 2008, the Company adopted stock ownership guidelines for the Company’s non-employee directors pursuant to which each non-employee director is expected to acquire over the following five years, if not before, common stock of the Company with a value equal to four times the annual retainer paid to such director.  As a result of decreases on the value of the Company’s common stock, none of the directors met this requirement as of December 31, 2012.

Executive Officers

Set forth below is certain information concerning the Company’s executive officers, and their ages, as of the date of this Annual Report on Form 10-K:

Name and Position	Age

Scott C. Petersen, President and Chief Executive Officer	57
Phillip M. Spencer, Interim President and Chief executive Officer	50
Richard L. Battista, President and Chief Executive Officer	48
Frank P. Elsenbast, Senior Vice President, Chief Financial Officer and Interim Co-Chief Executive Officer	47
Mark G. Fetcenko, Senior Vice President, Senior Vice President, Technical Operations	53
James G. Naro, Senior Vice President, Legal and Human Resources/General Counsel and Interim Co-Chief Executive Officer	59
Derek S. White, Senior Vice President, President, Interactive and Media Networks	52

Scott C. Petersen served as the Company’s Chairman of the Board from January 1, 2012 until May 10, 2012 and as President and Chief Executive Officer from January 1, 2012 through May 31, 2012. Please see Mr. Petersen’s biographical information set forth above.

Phillip M. Spencer served as the Company’s Interim President and Chief Executive Officer from May 31, 2012 through September 11, 2012. Please see Mr. Spencer’s biographical information set forth above.

Richard L. Battista served as President and Chief Executive Officer of the Company from September 11, 2012 through January 16, 2013.  Prior to joining the Company, Mr. Battista formed Pontiac Digital Media through which he created and invested in media properties with a focus on the digital and content arenas.  Mr. Battista was employed for 20 years with the News Corp/Fox companies in which he held numerous senior management roles across a number of divisions of the company, most recently as Executive Vice President, News Corporation.  Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide International, from 2004-2008.

Frank P. Elsenbast has served as the Company’s Chief Financial Officer since April 2010.  He was appointed Interim Co-Chief Executive Officer on January 16, 2013.  Previously, Mr. Elsenbast served as Chief Financial Officer of ValueVision Media, Inc., d/b/a ShopNBC, a multichannel electronic retailer, from 2004 to 2010.

Mark G. Fetcenko served as Senior Vice President, Technical Operations from June 1, 2012 to date.  From April 4, 2007 until May 31, 2012, he served as Vice President, Operations.

James G. Naro has served as the Company’s Senior Vice President, Legal and Human Resources, General Counsel since August 2008, prior to which he served as Senior Vice President, General Counsel since June 2006. He was appointed Interim Co-Chief Executive Officer on January 16, 2013.  Prior to joining the Company, Mr. Naro served as Vice President, General Counsel and Secretary of Digital Angel Corporation from March 2005 through June 2006. From 2001 to June 2004, Mr. Naro was Senior Vice President and, from 1995 to 2004, General Counsel and Secretary, of DirecTV Latin America, LLC, a provider of pay television services in Latin America and the Caribbean.

Derek S. White has served as a Senior Vice President of the Company and as President of The Hotel Networks, a wholly owned subsidiary of the Company, since February 2008.  He was named President of the Company’s Interactive Media and Networks division in September 2010.  Prior to joining the Company, Mr. White served as Executive Vice President of Alloy, Inc., a NASDAQ-listed company providing targeted media and marketing services, from November, 2001 through February 2008.

Compensation Discussion and Analysis

Introduction

The Company recruits executive talent from a broad marketplace, competing with other companies for a variety of disciplines and experience. In order to be competitive for executives in the broad market, the Compensation Committee of the Board of Directors (the “Compensation Committee”) believes that the compensation programs for the Company’s executive officers need to be designed to attract, retain and motivate high-caliber executives.  More specifically, the Compensation Committee’s objectives are to:

•                  offer a total compensation opportunity, including base salary, annual incentive bonus and long-term equity, that takes into consideration the compensation practices of other media, technology and similarly-sized companies with which the Company competes for executive talent;

•                  provide an overall compensation opportunity sufficient to attract executives and to retain them;

•      consider whether any aspects of the Company’s compensation plans encourage or incentivize participants to take excessive risks; and

•      provide equity-based, long-term incentives to align the financial interests of the executive officers with those of our stockholders.

The specific compensation principles, components, and decisions designed to achieve these objectives are discussed in more detail below.

Oversight of Executive Compensation

The executive compensation program is administered by the Compensation Committee.  The role of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our executive officers and employees.  The specific responsibilities of the Compensation Committee related to executive compensation include:

•                  Approving compensation plans for the CEO and executive officers, including

o                 base salary;

o                 annual incentive bonus target opportunities, goals, and payouts;

o                 equity compensation grants;

o                 employment agreements and severance provisions; and

o                 any other benefits or employment arrangements for executives.

•                  Reviewing this Compensation Discussion and Analysis and recommending its inclusion in the Company’s Form 10-K.

The Compensation Committee also recommends director compensation to the Board of Directors.

More information about the Committee’s structure, roles and responsibilities, and related matters can be found under Corporate Governance and Committees of the Board of Directors, above.

Executive Compensation Philosophy and Core Principles

The Company’s compensation structure is designed to attract, retain and motivate high-performing executives.  The Company’s general compensation philosophy is that annual cash compensation should vary based on achievement of financial (such as net income, cash flow generation and new revenue growth) and non-financial (such as strategic and operational, team and individual) performance objectives, and that long-term incentive compensation should be closely aligned with stockholders’ interests through the use of equity awards tied to service and performance.  The Company’s compensation philosophy places a significant portion of compensation at risk based on the performance of the Company and the individual, increasing the portion at risk with the increasing responsibility level of the executive.

More specifically, the guiding principles of the Company’s compensation plan design and administration are as follows:

•                  Provide a total compensation package that is competitive with the market for talent.

•                  Make executive compensation dependent on Company performance with emphasis on incentive pay.

•                  Provide compensation that rewards superior individual performance, taking into consideration the overall performance and economic condition of the Company.

•                  Increase target bonus opportunities and equity grants as a percentage of total pay with increasing levels of responsibility in the organization.

•                  Ensure the total compensation package is aligned with the interest of our stockholders.

•                  Manage to clear guidelines on each compensation element (base pay, incentive pay and equity awards), but provide the Compensation Committee with the flexibility to make final decisions regarding the CEO and other executive officers based on factors such as experience, contribution to business success, retention needs and extraordinary extenuating circumstances.

•                  Align the compensation of each executive with both the near-term financial performance of the Company based on its annual budget as well as on its long-term shareholder value creation in a manner that does not encourage executives to engage in transactions involving excessive levels of risk.

Compensation Committee Process

When making individual executive compensation decisions, the Compensation Committee takes many factors into account, including market pay data as well as the geographic location of the Company or the geographic location of the relevant position, each individual’s skill, experience, and impact on the organization, and any retention or recruitment considerations.  The Compensation Committee takes into consideration the CEO’s input and recommendations when evaluating these factors relative to the executive officers other than the CEO.

All decisions relating to the CEO’s pay are made by the Compensation Committee in executive session, without management present. In assessing the CEO’s pay, the Compensation Committee considers the performance of the Company, the CEO’s contribution to that performance, and other factors as mentioned above in the same manner as for any other executive.  The Compensation Committee approves the CEO’s salary, payment of any applicable incentive plan compensation (consistent with the terms of the plan as described below) and long-term incentive awards.

The Compensation Committee periodically evaluates the competitive market for pay for the Company’s executives with the assistance of outside professional services firms engaged by the Compensation Committee, as needed. However, while the Compensation Committee engaged Semler-Brossy, a compensation consultant, to assist it in designing an appropriate compensation package for Mr. Battista in 2012, the Company has not conducted a general  evaluation of executive compensation since 2008 because the Company has generally not adjusted the base compensation for any of its Named Executive Officers from the level established in 2008 in light of the Company’s operating results and general wage freeze during the economic recession of 2008 through 2011 with the exception of an increase for Mr. White in connection with his promotion to president of the Company’s Interactive and Media Networks division. Nevertheless, when making a new executive hire, the Compensation Committee informally obtains current market data and data regarding competitive offers to ensure that the Company is offering a compensation package sufficient to attract highly qualified and competent executives.  As each of the Company’s executives reports to the CEO, the CEO assists the Compensation Committee in considering changes to such executives’ compensation in order to take into consideration performance, changes to job responsibilities and other factors with which the CEO is most familiar.

Compensation Components

The four major components of the Company’s executive officer compensation are:

•                  Base salary;

•                  Performance-based annual bonus, which is paid in cash;

•                  Periodic grants of long-term equity-based incentives, and

•                  Other supplemental benefits.

Base Salary

The Company’s philosophy is that base salaries should meet the objective of attracting, recruiting and retaining the executive talent needed to run the business.  In late 2007, following the completion of the On Command transaction, Mercer was asked to review the base compensation of each Named Executive Officer in light of the transactions and as compared with the data from the peer group described above and the Mercer Compensation Database.  As a result of this analysis, Mercer concluded that the pre-acquisition base compensation of Mr. Petersen was significantly below that of chief executive officers of comparably sized companies and its peer group, and based on Mercer’s recommendation, Mr. Petersen’s base salary was increased in 2008 to the minimum base compensation paid by comparable companies.  Mercer also considered the compensation paid to each of the other executive officers of the Company and concluded that in each case, their compensation was in line with market comparables at that time.

The multiple of the CEO’s base compensation compared to the average base compensation of other senior executives of the Company in 2012 was approximately 2.2 times, which the Compensation Committee deemed to be reasonable. From 2008 through 2012, the multiple of the CEO’s base compensation compared to the base compensation of other senior executives of the Company ranged from 1.7 to 2.3 times the average base salary of the other senior executives.  For the purpose of the foregoing computation, the CEO’s base compensation was based on the annual base compensation payable to each of the three CEOs (Messrs. Petersen, Spencer and Battista) for the periods during which each served as CEO during 2012 or $649,370 per annum.

As part of a Company-wide plan to control operating expenses during the current economic downturn, none of the named executive officers of the Company appointed prior to 2012 (with the sole exception of Mr. White, who received a salary adjustment in connection with the assumption of additional responsibilities) received base salary adjustments for 2010, 2011 or 2012. Neither Mr. Battista nor Mr. Fetcenko, who were initially appointed to their respective positions in 2012, received salary increases beyond those in effect on the date of their respective appointments.  No decision has been made as of this date to adjust executive base compensation in 2013.

Base salary adjustments can affect the value of other compensation elements.  For example, a higher base salary will result in a higher annual incentive award in dollar terms, assuming the same level of achievement against goals.  Base salaries also affect the level of severance and change in control benefits for all of the Named Executive Officers, as discussed below.

In January 2011, the Company implemented a program suspending vacation accruals for all employees.  The amount of accrued vacation ranged from three days for most employees to eight days for the Named Executive Officers other than the CEO and ten days for the CEO.  The purpose of this program was to reduce operating expenses during 2011 to assist the Company in meeting its operating expense targets while maintaining its compliance with the covenants contained in its bank credit facility.  In 2012, the Company implemented additional programs designed to reduce operating expenses, including a five day furlough, the suspension of certain employee benefits, and changes to the Company’s vacation accrual policies.

Bonus Plans

Recent Bonus History

2010 Incentive Compensation:

In light of the fact that employees received no base compensation adjustments in 2009 or 2010, and in light of the fact that no management bonuses were paid with respect to 2008 or 2009,  the Compensation Committee established a broad-based cash bonus opportunity for all employees for 2010, including the Named Executive Officers and other management-level employees.  The program established a minimum threshold of $125.5 million in adjusted operating cash flow (“AOCF”) for 2010, which was the target AOCF included in the Company’s 2010 operating plan.  AOCF is defined as operating income (prepared in accordance with GAAP), exclusive of depreciation, amortization, share-based compensation, impairment, restructuring, integration and reorganization expenses and the effects of insurance recoveries.  The Company’s AOCF for the year ended December 31, 2009 was $124.3 million.

As the Company did not achieve the minimum targeted AOCF, no payouts were made pursuant to this plan with respect to 2010.

2011 Incentive Compensation

For the fiscal year ended December 31, 2011, the Compensation Committee determined that no incentive compensation program would be funded unless the Company achieved a target of $104.0 million in Adjusted Operating Cash Flow for the year.  The target bonus for each of the Named Executive Officers was to be as follows:

Name	2011Target Incentive Compensation
Scott C. Petersen, CEO	70% of base compensation
Frank P. Elsenbast, CFO	45% of base compensation
James G. Naro	45% of base compensation
Steven R. Pofahl	45% of base compensation
Derek R. White	45% of base compensation

As Adjusted Operating Cash Flow for the year was $104.6 million excluding any accrual for incentive compensation, in February 2012 the Compensation Committee decided to award aggregate incentive compensation of $584,000.  The amounts of incentive compensation received in March 2012, with respect to the fiscal year ended December 31, 2011, by each of the Named Executive Officers were as follows:

Name	2011 Incentive Compensation
Scott C. Petersen, CEO	$167,895 or 28.7% of base compensation
Frank P. Elsenbast, CFO	$55,760 or 16.4% of base compensation
James G. Naro	$45,510 or 16.4% of base compensation
Steven R. Pofahl	$0.00 or 0% of base compensation
Derek R. White	$82,000 or 20.5% of base compensation

In considering the amount of the incentive compensation, the Committee considered the performance of the Company as a whole and the performance of the business units for which each Named Executive Officer was responsible, which resulted in a higher award for Mr. White based on the results of the advertising business and the successful development and launch of the mobile business and no incentive compensation for Mr. Pofahl based on the performance of the Company’s broadband business.

2012 Incentive Compensation

The Board of Directors did not establish an incentive program for the year ending December 31, 2012.  However, the employment agreement between the Company and Mr. Battista provided that Mr. Battista would receive a guaranteed minimum bonus of $400,000 for the first full calendar year of his employment as well as a pro-rated target balance for the balance of 2012.

Long-Term Incentives

Generally, the Compensation Committee makes the award of long-term incentives at the beginning of each year, and generally has determined the size of the grant based on its value as a targeted percentage of the executive’s base salary, taking into consideration the relative performance of the executive and the Company as a whole.  The type of awards (stock options, time-based restricted stock or performance-based restricted stock) varies from time to time based on factors considered relevant by the Compensation Committee, including, without limitation, factors such as the financial and personal performance, scope of responsibilities, the impact of the awards on the Company’s financial statements and grant practices of similar companies.  In 2009, the Compensation Committee retained the services of Farient Advisors, LLC to advise the Compensation Committee on long-term incentive compensation.  Based on the advice received, in January 2011 and 2012, the Company issued stock options to the Named Executive Officers.  However, given the decrease in the Company’s stock price, the amounts of each grant were based on the relative size of the grants in previous years and the number of shares available for issuance under the Plan rather than on a targeted percentage of the executive’s base salary.  The amount of stock options awarded to each of the Named Executive Officers in 2011 and 2012 is as follows:

Name	Options Granted in 2011	Options Granted in 2012
Scott C. Petersen, CEO(3)	45,000(1)	45,000(2)
Richard L. Battista, CEO (4)	-	550,000 (4)
Frank P. Elsenbast, CFO (5)	15,000(1)	20,000(2)
James G. Naro(6)	12,500(1)	17,500(2)
Mark G. Fetcenko(7)	5,000(1)	7,500(2)
Derek S. White(8)	20,000(1)	25,000(2)

(1)   All 2011 options were awarded on January 4, 2011 based on a closing price of $4.36 on the date of the grant.

(2)   All 2012 options were awarded on January 23, 2012 based on a closing price of $3.48 on the date of the grant.

(3)   Mr. Petersen’s grant of option shares in January 2011 and the 2012 and the grants of the time-based restricted stock referred to below reflected the level recommended by Farient Advisors, LLC in its report to the Compensation Committee in February 2009.

(4)   The options were granted to Mr. Battista pursuant to his employment agreement.  None of the options had vested at the time of Mr. Battista’s resignation from the Company.

(5)   Mr. Elsenbast’s 2011 and 2012 grant levels reflected the Compensation Committee’s judgment as to his performance as CFO and his level of responsibility relative to other senior executives of the Company.  Mr. Elsenbast’s 2011 and 2012 grant levels were within the range recommended by Farient Advisors, LLC in its February 2009 report to the Compensation Committee.

(6)   Mr. Naro’s 2011 and 2012 grant levels reflected the Compensation Committee’s judgment as to his performance as Senior Vice President, Legal and Human Resources and General Counsel and his level of responsibility relative to other senior executives of the Company.  Mr. Naro’s 2011 and 2012 grant levels were within the range recommended by Farient Advisors, LLC in its February 2009 report to the Compensation Committee.

(7)   Mr. Fetcenko’s 2011 and 2012 grants were based on the Compensation Committee’s judgment as to his performance and level of responsibility relative to other senior executives of the Company.  Additionally, the grant level was within the range recommended by Farient Advisors, LLC in its February 2009 report to the Compensation Committee.

(8)  Mr. White’s 2011 and 2012 grants were based on the Compensation Committee’s judgment as to his performance and level of responsibility relative to other senior executives of the Company.  Additionally, the grant level was within the range recommended by Farient Advisors, LLC in its February 2009 report to the Compensation Committee.

Stock options generally have a term of ten years and vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.  The time-based restricted stock grants vest over four years, 50% at the end of the third year and 50% at the end of the fourth year and are intended to encourage employee retention.

In addition to the option grants set forth above, the Named Executive Officers each received a grant of time-based restricted stock in January, 2011 and 2012 in the following amounts:

Name	2011 Restricted Stock Award	2012 Restricted Stock Award
Scott C. Petersen, CEO	22,500	22,500
Frank P. Elsenbast, CFO	7,500	10,000
James G. Naro	6,250	8,750
Mark G. Fetcenko	-	-
Derek S. White	10,000	12,500

In addition to the amounts listed above, on June 2, 2011, Mr. Elsenbast received a restricted stock grant for 25,000 shares of time-based restricted stock in partial settlement of relocation costs.

Other Supplemental Benefits

In addition to the above compensation elements, the Named Executive Officers receive a cash stipend for the individual purchase of any additional supplemental benefits or perquisites they may elect to purchase.  The value of each of these supplemental executive benefits is reflected as “Other Compensation” in the Summary Compensation Table below.

Employment Agreements

The Company has entered into employment agreements with each of the Named Executive Officers, except Mr. Fetcenko, in order to provide the Company with stability in its leadership and to ensure a long-term commitment by its leaders, which are described in more detail below.

Severance Upon Change-In-Control (CIC)

The CIC protection is intended to give the Named Executive Officers reasonable assurance of a long-term employment opportunity, to enable them to have a balanced perspective in making overall business decisions, and to be competitive within overall market practices.  These provisions provide for specified payments and other benefits if the officer’s employment is terminated by the Company or its successor during the period beginning six months prior to the effective date of a CIC of the Company and ending 24 months after a change in control.  CIC payments are not made if the termination is for cause, mandatory retirement, disability or death. CIC payments may also be required if the officer leaves for good reason because of significant changes in the officer’s compensation, title, or job responsibilities following the change in control.

If a severance payment following a CIC is required, the officer receives:

•                  in the case of the Named Executive Officers, a multiple of the officer’s annual base salary in effect prior to the change in control ranging from one to two and one half times the annual base salary;

•                  in the case of the CEO, but not the other Named Executive Officers, two and one-half times his target annual bonus for the bonus plan year in which the termination occurs;

•                  in the case of the Named Executive Officers other than the CEO, any unpaid target annual bonus prorated for the number of days in the year up to the termination;

•                  health care benefits and group term life insurance for up to 18 months; and

•                  full tax gross-up if any payments received by the officer following a change in control will be subject to the excise tax imposed by Section 4999 or Section 409A of the Internal Revenue Code.

In addition, the agreements related to CIC provide that in the event of a change in control of the Company, all outstanding stock options held by the officer become immediately exercisable, and continue to be exercisable for the lesser of (a) the remaining term of the option or (b) for four years following the date of termination.  Any time-based or performance-based restricted stock units fully vest.

Severance Upon Termination Other than Following a Change in Control

Each of the Named Executive Officers is eligible to receive severance benefits upon termination in situations other than following a change in control as well, unless the termination is for cause, is because of the death or disability of the executive, or the executive quits voluntarily.  The severance payments for termination by the Company without cause or an election by the Company not to allow the automatic renewal of the employment agreement include:

•                  for Mr. Battista, the CEO at December 31, 2013, one and a half times the annual base salary and bonus;

•                  For Messrs. Elsenbast and Naro, base salary increased by twenty percent to compensate for lost benefits (the “Adjusted Base Salary”) for a period of eighteen months;

•                  For Mr. White, Adjusted Base Salary for a period of twelve months.

In addition, for termination by the Company without cause, or upon death or disability:

•                  for the CEO, a pro rata portion of the greater of the preceding year’s bonus or the bonus that would have been earned for the current year under any bonus program in which the CEO is participating at the time; and

•                  for the Senior Vice Presidents, a pro rata portion of the target bonus that would have been earned for the current year under any bonus program in which the Senior Vice President is participating at the time.

The following table sets forth the maximum cash compensation that would have been received by each of the Named Executive Officers had their employment been terminated without cause as of December 31, 2012 and assuming the same bonus amounts as were actually paid in 2013 with respect to 2012 performance:

Name	Maximum Amount Payable in the Event of Termination – No Change of Control ($)	Maximum Amount Payable in the Event of Termination – With Change of Control ($)
Scott C. Petersen, CEO (1)	1,505,790	1,882,238
Richard L. Battista, CEO	1,800,000	1,800,000
Frank P. Elsenbast, CFO	667,760	565,760
James G. Naro	545,010	739,260
Mark G. Fetcenko	-	-
Derek S. White	562,000	882,000

(1)  Mr. Petersen resigned as CEO in 2013 and received actual separation payments of $2.0 million, which included severance payments contemplated by his employment agreement as well as accrued and unpaid vacation pay.

In light of the fact that the agreements of Messrs. Elsenbast, Naro and White were rejected in the context of the Company’s chapter 11 case, the actual amounts that each would be entitled to receive are limited by operation of the Bankruptcy Code.  In the case of Mr. Battista, at the time of his separation from the Company in January 2013, he received compensation equal to that he would have received had his contract been rejected, which totaled $856,000, which included all accrued and unpaid salary, accrued and unused vacation, and accrued bonus, plus twelve months of base salary, minimum guaranteed bonus, and COBRA premiums, less applicable withholding taxes.

SUPPLEMENTARY COMPENSATION POLICIES

Stock Ownership Requirements

In January 2005, the Company adopted stock ownership guidelines for the Company’s Chief Executive Officer and the other executive officers. Under the guidelines, each executive is expected to acquire over five years, if not before, from the date of implementation of the guidelines or the commencement of employment with the Company, common stock of the Company with a value equal to a specified multiple of the executive’s base salary. For the Chief Executive Officer, the multiple is 5 times and for Senior Vice Presidents the multiple is 1.5 times. In light of the decreases in the Company’s stock price due to general economic conditions, as of December 31, 2012, none of the executive officers met these guidelines.

Other Factors Affecting Compensation

In establishing total compensation for the CEO and the other Named Executive Officers, the Compensation Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each named executive officer to $1 million.  To the extent possible, the Compensation Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain and reward high-performing executives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE
Vikki Pachera, Chair
Marty Abbott
J. Scott Kirby

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is composed of Ms. Pachera (Chair) and Messrs. Abbott and Kirby.  No member of the Compensation Committee has ever served as an officer of the Company.  Certain compensation matters were reviewed by the entire Board of Directors, which included Mr. Petersen during the period in which he served as Chairman of the Board and Chief Executive Officer.  No member of the Compensation Committee is a director or member of the compensation committee of any other public company. No executive officer serves as a director of another entity or serves on the compensation committee of another entity whose executive officers or directors serve on the Board of Directors of the Company or as a member of the Compensation Committee.

Executive Compensation

The following table sets forth certain information regarding the compensation of the Named Executive Officers of the Company:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott C. Petersen Chairman of the Board, President, Chief Executive Officer, PEO(4)	2012 2011 2010	281,250 585,000 585,000	- - -	78,300 98,100 -	125,100 153,450 372,600	167,895 - -	- - -	2,093,016 54,000 54,000	2,745,561 890,550 1,011,600
Phillip M. Spencer Interim President and Chief Executive Officer, PEO(5)	2012 2011 2010	195,750 - -	- - -	- - -	- - -	- - -	- - -	- - -	195,750 - -
Richard L. Battista President and Chief Executive Officer, PEO(6)	2012 2011 2010	227,692 - -	- - -	- - -	170,500 - -	- - -	- - -	137,366 - -	535,558 - -
Frank P. Elsenbast Senior Vice President, Chief Financial Officer PFO(7)	2012 2011 2010	333,462 340,000 235,385	- - -	34,800 120,950 135,600	55,600 51,150 155,700	55,760 - 75,000	- - -	64,300 22,800 15,200	543,922 534,900 616,885
James G. Naro Senior Vice President, Legal and Human Resources(8)	2012 2011 2010	272,164 277,500 277,500	- - -	30,450 27,250 -	48,650 42,625 103,500	45,510 - -	- - -	83,106 22.800 22,800	479,880 370,175 403,800
Mark G. Fetcenko Senior Vice President, Technical Operations(9)	2012 2011 2010	220,673 205,096 144,577	- - -	- - -	20,850 17,050 16,560	18,450 - -	- - -	43,258 4,800 4,800	303,231 226,946 165,937
Derek S. White President, Interactive and Media Networks(10)	2012 2011 2010	400,000 400,000 348,942	- - -	43,500 43,600 -	69,500 68,200 124,200	82,000 43,875 43,875	- - -	84,163 22,800 22,800	679,163 578,475 539,817

(1)

The amounts in this column represent the aggregate grant date fair value costs incurred in the applicable year computed in accordance with FASB ASC Topic 718. The detailed methodology for computing these amounts is set forth in Note 12 to the Company’s financial statements as of December 31, 2012. There were no shares forfeited by the Named Executive Officers in 2012.

(2)

The amounts in this column represent the aggregate grant date fair value in the applicable year computed in accordance with FASB ASC Topic 718. The detailed methodology for computing these expenses is set forth in Note 12 to the Company’s financial statements as of December 31, 2012. There were no options forfeited by the Named Executive Officers in 2012.

(3)

The amounts in this column reflect cash payments received by the Named Executive Officers for the individual purchase of additional supplemental benefits or perquisites they may elect and, where applicable, cash payments received arising from a change in the Company’s vacation policy in 2012.

(4)

“PEO” refers to principal executive officer. Mr. Petersen served as the principal executive officer of the Company from January 1, 2012 through May 31, 2012. The amount in column (i) includes severence paid to Mr. Petersen in June 2012.

(5)

“PEO” refers to principal financial officer. Mr. Spencer served as the interim President of the Company and principal executive officer from May 31, 2012 through September 11, 2012. The amount set forth above reflects amounts paid to Mr. Spencer pursuant to a consulting agreement with the Company dated as of May 31, 2012.

(6)

“PEO” refers to principal financial officer. Mr. Battista served as principal executive officer of the Company from September 11, 2012 through December 31, 2012. The amount in column (i) includes a retention incentive paid to Mr. Battista in December 2012.

(7)

Mr. Elsenbast joined the Company in April 2010, and the 2010 salary reflects amounts received from April 2010 through the end of the year, In accordance with the terms of his employment agreement, Mr. Elsenbast received the sum of $75,000 as a minimum bonus for the year ended December 31, 2010. Mr. Elsenbast also received $85,870 of additional compensation which consisted of $15,200 of cash payments for the purchase of supplemental benefits or perquisites as referenced in footnote 3 above and an additional amount of $70,670, which consisted of payments of $50,991 for moving expenses in accordance with the terms of Mr. Elsenbast’s employment agreement and $19,679 as a reimbursement of federal taxes payable in connection with such moving expenses. In 2012, Mr. Elsenbast received an additional reimbursement of $13,736 related to the aforementioned moving expenses.  The amount in column (i) includes a retention incentive paid to Mr. Elsenbast in December 2012.

(8)	The amount in column (i) includes a retention incentive paid to Mr. Naro in December 2012.
(9)	Mr. Fetcenko received an additional $38,888 of additional compensation for moving expenses. The amount in column (i) includes a retention incentive paid to Mr. Fetcenko in December 2012.
(10)

Mr. White also was awarded bonuses totaling $86,750 pursuant to a separate bonus plan applicable to employees of The Hotel Networks, Inc. for the achievement of 2010 revenue targets by that subsidiary. One half of this bonus was paid in 2010, and the remaining half was paid in 2011. The amount in column (i) includes a retention incentive paid to Mr. White in December 2012.

The material terms of each of the named officer’s employment agreements, change in control agreements and related agreements are set forth in Employment Agreements, below.

The following table sets forth information regarding the Company’s incentive plan awards of restricted stock granted to the Named Executive Officers of the Company during 2012:

Grants of Plan-Based Awards - 2012

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock	All Other Option	Exercise or Base	Grant Date Fair
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards Number of Shares of Stock or Units (#)(2)	Awards Number of Securities Underlying Options (#)(3)	Price of Option Awards ($/Sh)	Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Scott C. Petersen, PEO	01/23/2012	-	-	-	-	-	-	22,500	45,000	3.48	$234,900
Phillip M. Spencer, PEO		-	-	-	-	-	-	-	-	-	-
Richard L. Battista, PEO	09/11/2012	-	-	-	-	-	-	-	550,000	0.37	$203,500
Frank P. Elsenbast, PFO	01/23/2012	-	-	-	-	-	-	10,000	20,000	3.48	$104,400
James G. Naro	01/23/2012	-	-	-	-	-	-	8,750	17,500	3.48	$91,350
Mark Fetcenko	01/23/2012	-	-	-	-	-	-	-	7,500	3.48	$26,100
Derek S. White	01/23/2012	-	-	-	-	-	-	12,500	25,000	3.48	$130,500

(1)  No equity incentive plan awards are based on the satisfaction of conditions, except that the options set forth in Column (j) are subject to a four year vesting schedule.

(2)  The awards consist of time-based restricted stock and vest one half on the third anniversary of the grant and one half on the fourth anniversary of the grant.

(3)  Stock options vest in four equal installments on the first, second, third and fourth anniversary of the date of the grant.

Employment Agreements

The Company entered into an employment agreement with Mr. Petersen to serve as the Company’s Chairman of the Board, President and Chief Executive Officer, which was amended and restated in January 2008.  Mr. Petersen’s base salary for 2012 was $585,000.  He did not receive an annual performance bonus with respect to 2009 or 2010, but received an annual performance bonus of $167,895 in 2011.  Mr. Petersen’s employment agreement was terminated on May 31, 2012.

The Company entered into an employment agreement with Mr. Battista to serve as the Company’s President and Chief Executive Officer in September 2012.  Mr. Battista’s base salary was $800,000 per annum, with an annual bonus of $400,000 at target.  The bonus was guaranteed for the first year of the agreement.  Mr. Battista was also entitled to participate in various Company benefit plans.  Mr. Battista separated from the Company in January 2013 and received the severance payments equal to that he would have received had his contract been rejected in the bankruptcy case, which totaled $856,000, which amount included all accrued and unpaid salary, accrued and unused vacation, and accrued bonus, plus twelve months of base salary, minimum guaranteed bonus, and COBRA premiums, less applicable withholding taxes.

The Named Executive Officers of the Company, excluding Mr. Fetcenko and Messrs. Petersen and Battista, have employment agreements with the Company that expire on December 31, 2013, but which automatically renew for additional terms of one year unless notice of termination is given prior to November 1, 2013. The employment of each of the Named Executive Officer may be terminated prior to the expiration of the term of the agreement (i) automatically upon death or disability or (ii) by the Company at any time, with or without cause, by action of its Board of Directors.  In the event of any such termination of employment, the following termination benefits apply: (x) for any termination, other than for cause (including a termination due to death or disability), the Company will pay a pro rata portion of the target bonus for the then current year under any bonus program in which such executive may be participating at the time, unless such payment is not permitted by the terms of the plan; and (y) for any termination by the Board of Directors without cause, including an election by the Company not to allow the agreement to automatically extend, the Company will pay the executive an additional severance payment for a defined period at a monthly rate equal to the executive’s monthly base salary increased by twenty percent.  The length of the period during which the Company is obligated to make such severance period varies from eighteen months in the case of Messrs. Elsenbast and Naro to twelve months in the case of Mr. White.  The employment agreements contain additional provisions which are applicable in the event of a termination after a change in control involving the Company, the terms of which are described in more detail below.  The employment agreements contain a covenant by each of the executives not to compete with the Company, or to work for a competing business, for a period of time ranging from twelve months for Mr. White and six months in the case of Messrs. Naro and Elsenbast.

The employment agreements of the Named Executive Officers of the Company, excluding Mr. Fetcenko and  Messrs. Petersen and Battista, also provide for the payment of certain compensation and other benefits in the event of a covered termination of the executive’s employment within six months prior to and two years following a “change in control” involving the Company.  No compensation is payable to any executive under these provisions unless (i) there has been a change in control and (ii) the executive’s employment with the Company shall have been terminated (including a substantial reduction in duties or compensation, but excluding termination as a result of the death or permanent disability of the executive or for cause or voluntary retirement). A “change in control” is generally defined as the occurrence of any of the following: (i) any person or group becomes the beneficial owner of securities representing 30% or more of the voting power of the Company’s outstanding capital stock having the right to vote in the election of directors; (ii) a majority of the members of the Board of Directors shall not for any reason be the individuals who at the beginning of such period constitute the Board of Directors or persons nominated by such members; (iii) any merger, consolidation or sale of all or substantially all of the assets of the Company (meaning assets representing 30% or more of the net tangible assets of the Company or generating 30% or more of the Company’s operating cash flow), excluding a business combination or transaction in which: (a) the stockholders of the Company prior to such transaction continue to represent more than 70% of the voting power of the Company immediately after giving effect to such transaction; or (b) no person or group becomes the beneficial owner of 30% or more of the Company’s voting stock; (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Company; or (v) the occurrence of any other event that would be required to be reported as a change in control in response to Item 6(e) of Schedule 14A of Regulation 14A of the Exchange Act.

Upon a covered termination, the executive is entitled to receive a lump sum payment equal to the compensation the executive would have received over a designated period (30 months in the case of Mr. Naro, 24 months in the case of Mr. White and 18 months in the case of Mr. Elsenbast), a pro rata portion of any bonus the executive would have received for the year in which such termination occurs, any stock options previously granted to the executive will become fully vested and exercisable for a period of four years following the date of termination, and the executive will be entitled to the continuation of the insurance and other welfare benefits then being received by such executive for up to 18 months. The change of control provisions terminate two years from the date of a change in control of the Company if there has not been a covered termination.

The following table sets forth information regarding the total amount of stock options and restricted stock grants held by each of the Named Executive Officers as of December 31, 2012:

Outstanding Equity Awards At Fiscal Year-End 2012

	Option Awards (4)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott C. Petersen, PEO	10,000 45,000 75,000 90,000 45,000 45,000	- - - - - -	- - - - - -	30.48 16.22 4.54 5.40 4.36 3.48	06/18/16 06/18/16 06/18/16 06/18/16 06/18/16 06/18/16	-	-	-	-
Richard L. Battista, PEO	-	550,000	-	0.37	09/10/22	-	-	-	-
Frank P. Elsenbast, PFO	15,000 3,750 -	15,000 11,250 20,000	- - -	6.78 4.36 3.48	04/18/20 01/03/21 01/22/22	50,000(1)	2,500	-	-
Mark G. Fetcenko	1,500 1,500 2,000 1,250 -	- 750 2,000 3,750 7,500	- - - - -	14.89 0.70 5.40 4.36 3.48	01/13/18 01/01/19 01/03/20 01/03/21 01/22/22	-	-	-	-
James G. Naro	8,500 12,750 9,375 12,500 3,125 -	- - 3,125 12,500 9,375 17,500	- - - - - -	30.48 16.22 0.70 5.40 4.36 3.48	04/01/17 01/03/18 01/01/19 01/03/20 01/03/21 01/22/22	15,000(2)	750	-	-
Derek S. White	15,000 18,750 15,000 5,000 -	- 6,250 15,000 15,000 25,000	- - - - -	16.56 0.70 5.40 4.36 3.48	02/18/18 01/01/19 01/03/20 01/03/21 01/22/22	22,500(3)	1,125	-	-

(1)        These awards consist of time-based restricted stock that vests one half on the third anniversary of the grant date and one half on the fourth anniversary of the grant date.  Amount consists of 20,000 shares that were awarded on April 19, 2010, 7,500 shares that were awarded on January 4, 2011, 12,500 shares that were awarded on June 2, 2011, and 10,000 shares that were awarded on January 23, 2012.

(2)        These awards consist of time-based restricted stock that vests one half on the third anniversary of the grant date and one half on the fourth anniversary of the grant date.  Amount consists of 6,250 shares that were awarded on January 4, 2011 and 8,750 shares that were awarded on January 23, 2012.

(3)        These awards consist of time-based restricted stock that vests one half on the third anniversary of the grant date and one half on the fourth anniversary of the grant date.  Amount consists of 10,000 shares that were awarded on January 4, 2011 and 12,500 shares that were awarded on January 23, 2012.

(4)        All options referenced in this table vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.

The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the year ended December 31, 2012:

Option Exercises And Stock Vested - 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Scott C. Petersen PEO	-	-	48,500	76,425
Richard L. Battista PEO	-	-	-	-
Frank P. Elsenbast PFO	-	-	12,500	46,875
Mark G. Fetcenko	-	-	-	-
James G. Naro	-	-	1,500	3,825
Derek S. White	-	-	2,500	9,225

The Company does not maintain a pension plan or nonqualified deferred compensation plans for its executive officers.

For disclosure of potential payments upon termination or change in control, see discussion at Severance Upon Change in Control and Severance Upon Termination Other than Following a Change in Control in the Compensation Discussion and Analysis, above.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address of Beneficial Owner (1)(2)	Amount and Nature Of Beneficial Ownership (3)	Percent of Class (3)

Scott C. Petersen, President and Chief Executive Officer(4)	724,443	1.79%
Phillip M. Spencer, Interim President and Chief Executive Officer(5)	33,600	*
Richard L. Battista, President and Chief Executive Officer(6)	-	*
Frank P. Elsenbast, Senior Vice President, Chief Financial Officer and Interim Co-Chief Executive Officer, PFO(7)	92,500	*
James G. Naro, Senior Vice President, Legal and Human Resources, General Counsel and Interim Co-Chief Executive Officer (8)	113,598	*
Mark G. Fetcenko, Senior Vice President, Operations(9)	19,944	*
Derek S. White, Senior Vice President, and President, Interactive and Media Networks (10)	129,750	*
Marty Abbott, Director (11)	101,334	*
R. Douglas Bradbury, Director (12)	158,478	*
J. Scott Kirby, Director (13)	109,424	*
Thomas N. Matlack(14) Vikki Pachera, Director (15)	32,200 132,118	*
Scott H. Shlecter, Director (16)	159,709	*
Citigroup Global Markets(17)	2,225,679	5.47%

Directors and Executive Officers (a group of 13 persons) (18)	1,807,098	4.44%

*                                         Less than 1%.

(1)	Unless otherwise indicated, the address of such person is 3900 West Innovation Street, Sioux Falls, South Dakota 57107.
(2)

Each named person has sole voting and investment power with respect to the shares listed, except as noted below. None of the shares held by the directors or the executive officers listed above have been pledged as security for other obligations.

(3)

The percentage of ownership for each stockholder which holds shares of 10% Series B Cumulative Perpetual Convertible Preferred Stock (the “Preferred Stock”) also assumes the full conversion of such shares into common stock at the ratio of 264.5503 shares of common stock for each share of Preferred Stock, the conversion rate specified in the Certificate of Designations related to such Preferred Stock (the “Conversion Shares”).

(4)

Includes 310,000 shares issuable upon the exercise of options to purchase common stock. Also includes 16,100 shares of time-based restricted stock issued to Mr. Petersen on May 31, 2012. Also includes 79,000 shares owned by Mr. Petersen’s spouse and 6,150 shares owned by his adult children, of which Mr. Petersen disclaims beneficial ownership.

(5)	Includes stock held by Mr. Spencer during his tenure as director and Interim President and CEO.
(6)	All stock awarded to Mr. Battista was forfeited following his resignation as President and Chief Executive Officer.
(7)

Includes 27,500 shares issuable upon the exercise of options to purchase common stock. Also includes 10,000 shares of time-based restricted stock issued to Mr. Elsenbast on January 23, 2012, 12,500 shares of time-based restricted stock issued on June 2, 2011, 7,500 shares of time-based restricted stock issued to Mr. Elsenbast on January 4, 2011 and 20,000 shares of time-based restricted stock issued to Mr. Elsenbast on April 19, 2010.

(8)

Includes 63,125 shares issuable upon the exercise of options to purchase common stock. Also includes 8,750 shares of time based restricted stock issued to Mr. Naro on January 23, 2012 and 6,250 shares of time-based restricted stock issued to Mr. Naro on January 4, 2011.

(9)	Includes 11,125 shares issuable upon the exercise of options to purchase common stock.
(10)

Includes 78,750 shares issuable upon the exercise of options to purchase common stock. Also includes 12,500 shares of time-based restricted stock issued to Mr. White on January 23, 2012 and 10,000 shares of time-based restricted stock issued to Mr. White on January 3, 2011.

(11)

Includes 28,334 shares of common stock, which Mr. Abbott has the right to acquire by the exercise of vested stock options. Includes 16,100 unvested restricted stock issued to Mr. Abbott on May 31, 2012 which remain subject to forfeiture in accordance with the terms of the Restricted Stock Agreement.

(12)

Includes 69,334 shares of common stock, which Mr. Bradbury has the right to acquire by the exercise of vested stock options. Includes 16,100 unvested restricted stock issued to Mr. Bradbury on May 31, 2012 which remain subject to forfeiture in accordance with the terms of the Restricted Stock Unit Agreement.

(13)

Includes 28,334 shares of common stock, which Mr. Kirby has the right to acquire by the exercise of vested stock options. Includes 16,100 shares of restricted stock issued to Mr. Kirby on May 31, 2012 which remain subject to forfeiture in accordance with the terms of the Restricted Stock Agreement.

(14)	Includes 16,100 shares of restricted stock issued to Mr. Matlack on May 31, 2012 which remain subject to forfeiture in accordance with the terms of the Restricted Stock Agreement.
(15)

Includes 57,334 shares of common stock, which Ms. Pachera has the right to acquire by the exercise of vested stock options. Includes 16,100 shares of restricted stock issued to Ms. Pachera on May 31, 2012, which remain subject to forfeiture in accordance with the terms of the Restricted Stock Agreement.

(16)

Includes 69,334 shares of common stock, which Mr. Shlecter has the right to acquire by the exercise of vested stock options. Includes 16,100 restricted stock units issued to Mr. Shlecter on May 31, 2012, which remain subject to forfeiture in accordance with the terms of the Restricted Stock Unit Agreement.

(17)

Consists of 1,743,485 Conversion Shares. The address of Citigroup Global Markets, Inc. is 388 Greenwich Street, New York, New York 10013; address and share ownership information based on Schedule 13G filed by such stockholder.

(18)

This group of Officers and Directors includes Messrs. Petersen, Elsenbast, Naro, Fetcenko, White, Abbott, Bradbury, Kirby, Shlecter, Shapiro, and Ms. Pachera. Includes 687,670 shares subject to options and 200,200 shares of restricted stock held by the executive officers. See notes (4)-(16) above.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS

None of the directors or executive officers of the Company or any subsidiary thereof, or any security holder who is the beneficial owner of more than five percent of our common stock, or any associates or affiliates of any of them, is or has been indebted to the Company at any time since the beginning of the last completed fiscal year in excess of $120,000. The Company did not make any loans to executive officers in 2012, and no loans currently exist to such officers. None of the directors or executive officers of the Company or any associate or affiliate of such person, had any material financial interest, direct or indirect, in any transaction or any proposed transaction with the Company during the past fiscal year.  Related party transactions are subject to the restrictions set forth in the Company’s Code of Business Conduct and Ethics. Our Board reviews and approves any transactions with related parties in which the related person has or will have a material direct or indirect interest.  Our Board’s related review and approval policies are not in writing, but in conducting such reviews and approving such transactions, among other things, our Board considers the type of transaction proposed, appropriate regulatory requirements, the monetary value of the transaction, the nature of the goods and/or services involved and whether the transaction may influence the related person’s ability to exercise independent judgment when conducting the Company’s business and affairs.

Independence

The Board of Directors has determined that Directors Abbott, Bradbury, Kirby, Matlack, Pachera, and Shlecter are each “independent,” as such term is defined by the NASDAQ listing standards.

Corporate Governance and Committees of the Board of Directors

The Board of Directors met 15 times during 2012. Each of the persons who were directors of the Company during 2012 attended at least 75% of the total number of meetings of the Board of Directors and the committees of the Board of Directors on which he or she served, with the exception of Mr. Kirby, who attended 60% of the total number of meetings of the Board of Directors and the committees of the Board of Directors on which he served. The Company encourages directors to attend the Company’s annual meeting.  All of the members of the Board of Directors attended the annual meeting held on May 31, 2012.

Item 14 - Principal Accounting Fees and Services

REPORT OF THE AUDIT COMMITTEE

In 2012, the Audit Committee of the Board of Directors consisted of Mr. Shlecter, as Chair, and Messrs. Bradbury and Matlack.  Each member of the Audit Committee is “independent” as determined by the Board and in accordance with the NASDAQ listing requirements and is “financially literate” as that qualification is determined by the Board. In addition, in 2012, the Board of Directors approved the designation of Audit Committee member Thomas N. Matlack as the Audit Committee’s “financial expert” in accordance with SEC rules.

The purpose of the Audit Committee is to assist the Board with its responsibility for overseeing the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements regarding financial reporting; the qualifications, independence and performance of the Company’s independent registered public accounting firm; the preparation of the reports prepared in accordance with the rules of the Securities and Exchange Commission; and other duties as directed by the Board or as required by the Securities and Exchange Commission, the Public Company Accounting Oversight Board or NASDAQ. As part of its responsibilities, the Audit Committee reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2012 and discussed with the independent registered public accounting firm the matters required to be discussed by AU section 380, Communication with Audit Committees. The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. Based on the reviews and discussions referred to above, the Audit Committee approved and recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Commission.

The Audit Committee acts under an Audit Committee Charter which is reviewed annually by the Audit Committee.  The Audit Committee Charter is used by the Audit Committee to guide its activities.

Audit and Non-Audit Fees:

The fees estimated by our principal accountant, PricewaterhouseCoopers LLP for 2012, by category, were as follows:

Audit fees (1)	$ 1,019,800
Audit related fees	-0-
Tax fees	-0-
All other fees	-0-

The fees billed by PricewaterhouseCoopers LLP for 2011, by category, were as follows:

Audit fees (2)	$ 597,200
Audit related fees	-0-
Tax fees	-0-
All other fees	-0-

(1)

2012 Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.   Of this amount, $692,500 is yet to be invoiced. 2012 fees listed above include estimated out-of-pocket expenses and taxes of $91,900.

(3)

2011 Audit fees consist of services rendered for the integrated audit of the annual financial statements and the Company’s internal control over financial reporting, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.   2011 fees listed above include out-of-pocket expenses and taxes of $67,200.

The Audit Committee Charter provides that the Audit Committee shall approve in advance any fees related to non-audit services.  Accordingly, the Company’s independent registered public accounting firm submits to the Audit Committee a notice of services proposed to be provided and the associated fees prior to the provision of any non-audit services.  The Audit Committee or its delegate considers such proposals on an as-needed basis.  During 2012, all such non-audit fees were pre-approved by the Audit Committee.

THE AUDIT COMMITTEE
Scott Shlecter, Chair
R. Douglas Bradbury
Thomas N. Matlack

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Schedules — Reference is made to the “Index to Consolidated Financial Statements” of LodgeNet Interactive Corporation, located at page F - 1 of this PART IV, for a list of the financial statements and schedules for the year ended December 31, 2012, included herein.

Exhibits — Following is a list of Exhibits filed with this report.  Exhibits 10.18 through 10.24 constitute management contracts.  Exhibits 10.1, 10.2, 10.3, 10.7, 10.8, 10.9, 10.10, and 10.11 constitute compensatory plans.

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

Exhibit No.

2.1	Amended Plan of Reorganization of LodgeNet Interactive Corporation, et al. under Chapter 11 of the Bankruptcy Code (1)

2.2	Plan Supplement to Amended Plan of Reorganization (2)

3.1	Certificate of Incorporation of LodgeNet (3)

3.2	Restated By-Laws of the Registrant (4)

3.3	Amendment No. 1 to Restated Certificate of Incorporation of LodgeNet (5)

3.4	Certificate of Ownership and Merger merging LodgeNet Interactive Corporation into LodgeNet Entertainment Corporation (6)

4.1	Rights Agreement dated as of February 28, 2008 between LodgeNet Interactive Corporation and Computershare Investor Services, LLC (7)

4.2	First Amendment to Rights Agreement dated January 7, 2013 between LodgeNet Interactive Corporation and Computershare Investor Services, LLC (8)

4.3	Certificate of Designations for 10% Series B Cumulative Perpetual Convertible Preferred Stock (9)

10.1	LodgeNet Interactive Corporation Stock Option Plan (as amended and restated effective May 9, 2001) (10)

10.2	1993 Plan Form of Stock Option Agreement for Non-Employee Directors (11)

10.3	1993 Plan Form of Incentive Stock Option Agreement for Key Employees (11)

10.4	Master Services Agreement between Hilton Worldwide and LodgeNet Interactive Corporation dated October 9, 2000 † (12)

10.5	Amendment To Master Services Agreement dated August 2, 2002 by and between Hilton Worldwide and LodgeNet Interactive Corporation (13)

10.6	Hilton LodgeNet Agreement dated August 2, 2002 by and between Hilton Worldwide and LodgeNet Interactive Corporation (14)

10.7	LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (15)

10.8	2003 Plan Form of Stock Option Agreement for Non-Employee Directors (16)

10.9	2003 Plan Form of Incentive Stock Option Agreement for Key Employees (17)

10.10	Form of Restricted Stock Agreement for Time-Based Vesting (18)

10.11	Form of Restricted Stock Agreement for Performance-Based Vesting (19)

10.12

$675,000,000 Credit Agreement dated as of April 4, 2007 among LodgeNet Entertainment Corporation, as Borrower, Credit Suisse Securities (USA) LLC as Syndication Agent, U.S. Bank National Association as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent (20)

10.13

First Amendment to Credit Agreement dated as of April 4, 2007 among LodgeNet Interactive Corporation (formerly LodgeNet Entertainment Corporation), the several lenders from time to time parties thereto (the “Lenders”), the Syndication Agent and Documentation Agent party thereto and JPMORGAN CHASE BANK, N.A. (as successor to Bear Stearns Corporate Lending Inc.), as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) (21)

10.14

Forbearance Agreement and Second Amendment to Credit Agreement dated as of April 4, 2007 among LodgeNet Interactive Corporation, the other Loan Parties party hereto, the Lenders party hereto and Gleacher Products Corp., as administrative agent dated October 15, 2012 (22)

10.15

Amendment 3 to Forbearance Agreement and Second Amendment to Credit Agreement dated as of April 4, 2007 among LodgeNet Interactive Corporation, the other Loan Parties party hereto, the Lenders party hereto and Gleacher Products Corp., as administrative agent dated December 30, 2012 (23)

10.16

Plan Support and Lockup Agreement among the Consenting Lenders, Gleacher Products Corp, as administrative agent and LodgeNet Interactive Corporation and its affiliates dated as of December 30, 2012 (24)

10.17

Amendment No. 1 to the Plan Support and Lockup Agreement among the Consenting Lenders, Gleacher Products Corp, as administrative agent and LodgeNet Interactive Corporation and its affiliates dated as of March 20, 2013 (25)

10.18	Second Amended and Restated Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and Scott C. Petersen (26)

10.19	Executive Employment Agreement dated as of January 29, 2008 between LodgeNet Interactive Corporation and James G. Naro (27)

10.20	Executive Employment Agreement dated as of February 4, 2008 between LodgeNet Interactive Corporation and Derek S. White (28)

10.21	Executive Employment Agreement dated as of February 25, 2010 between LodgeNet Interactive Corporation and Frank P. Elsenbast (29)

10.22	Executive Employment Agreement dated as of January 1, 2012 between LodgeNet Healthcare, Inc. and Gary L. Kolbeck (30)

10.23	Confidentiality and Consulting Agreement between LodgeNet Interactive Corporation and Phillip Spencer dated May 31, 2012 (31)

10.24	Employment Agreement dated as of September 11, 2012 between LodgeNet Interactive Corporation and Richard L. Battista (32)

10.25	Agreement dated February 28, 2012 between LodgeNet Interactive Corporation and Mast Capital Management, LLC (33)

10.26

Investment Agreement by and among LodgeNet Interactive Corporation, Col-L Acquisition, LLC, PAR Investment Partners, LP, The Other Purchasers Signatory Thereto, and Colony Capital, LLC dated as of December 30, 2012 (34)

10.27	Amendment No. 2 to Investment Agreement dated March 20, 2013 between LodgeNet Interactive Corporation and Col-L Acquisition, LLC as Purchaser Representative under the Investment Agreement (35)

10.28	Senior Secured Superpriority Debtor-In-Possession Credit Agreement among LodgeNet Interactive Corporation, Gleacher Products Corp as Administrative Agent, and the Lenders Party Thereto (36)

12.1	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Confidential Treatment has been requested with respect to certain portions of this agreement.

(1)	Incorporated by reference from Exhibit 2.2 to LodgeNet’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2013.

(2)	Incorporated by reference to Exhibit 2.3 to LodgeNet’s Current Report on Form 8-K dated March 11, 2013.

(3)	Incorporated by Reference to LodgeNet’s Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, September 24, 1993. (File No. 033-67676).

(4)	Incorporated by Reference to Exhibit 3.2 to LodgeNet’s Current Report on Form 8-K dated November 17, 2008.

(5)	Incorporated by Reference to Exhibit 10.37 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(6)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2008.

(7)	Incorporated by Reference to Exhibit 4.6 to LodgeNet’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2008.

(8)	Incorporated by reference to Exhibit 4.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on January 8, 2013.

(9)	Incorporated by Reference to Exhibit 3.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009.

(10)	Incorporated by Reference to Exhibit 99.1 to LodgeNet’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on March 27, 2002.

(11)	Incorporated by Reference to Exhibit 10.13 and 10.14 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 1993.

(12)	Incorporated by Reference to Exhibit 10.32 to LodgeNet’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(13)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(14)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2002.

(15)	Incorporated by Reference to Annex 2 of LodgeNet’s Definitive Proxy Statement dated March 30, 2006.

(16)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(17)	Incorporated by Reference to Exhibit 10.27 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2003.

(18)	Incorporated by Reference to Exhibit 10.25 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(19)	Incorporated by Reference to Exhibit 10.26 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2005.

(20)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated April 4, 2007.

(21)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated March 22, 2011.

(22)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated October 16, 2012.

(23)	Incorporated by Reference to Exhibit 10.3 to LodgeNet’s Current Report on Form 8-K dated December 31, 2012.

(24)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K dated December 31, 2012.

(25)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K dated March 22, 2013.

(26)	Incorporated by Reference to Exhibit 10.17 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(27)	Incorporated by Reference to Exhibit 10.19 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(28)	Incorporated by Reference to Exhibit 10.22 to LodgeNet’s Annual Report on Form 10-K for the year ended December 31, 2007.

(29)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on March 2, 2010.

(30)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on June 27, 2012.

(31)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on June 1, 2012.

(32)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on September 12, 2012.

(33)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on February 29, 2012.

(34)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on December 31, 2012.

(35)	Incorporated by Reference to Exhibit 10.2 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on March 22, 2013.

(36)	Incorporated by Reference to Exhibit 10.1 to LodgeNet’s Current Report on Form 8-K as filed with the Securities Exchange Commission on January 28, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sioux Falls, State of South Dakota, on March 26, 2013.

LodgeNet Interactive Corporation

By:	/s/ R. Douglas Bradbury
R. Douglas Bradbury
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, LodgeNet has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, on March 26, 2013.

Signature	Title	Date

	Senior Vice President, Legal and	March 26, 2013
/s/ James G. Naro	Human Resources/General Counsel and Interim Co-Chief
James G. Naro	Executive Officer
(Principal Executive Officer)

	Senior Vice President	March 26, 2013
/s/ Frank P. Elsenbast	Chief Financial Officer and Interim Co-Chief Executive Officer
Frank P. Elsenbast	(Principal Financial & Accounting Officer)

/s/ Martin L. Abbott	Director	March 26, 2013
Martin L. Abbott

/s/ R. Douglas Bradbury	Director	March 26, 2013
R. Douglas Bradbury

/s/ J. Scott Kirby	Director	March 26, 2013
J. Scott Kirby

/s/ Thomas N. Matlack	Director	March 26, 2013
Thomas N. Matlack

/s/ Vikki I. Pachera	Director	March 26, 2013
Vikki I. Pachera

/s/ Scott C. Petersen	Director	March 26, 2013
Scott C. Petersen

/s/ Scott H. Shlecter	Director	March 26, 2013
Scott H. Shlecter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LodgeNet Interactive Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of LodgeNet Interactive Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LodgeNet Interactive Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company’s liquidity constraints, violation of certain debt covenants, and bankruptcy filing raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 26, 2013

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$15,373	$14,019
Accounts receivable, net	41,371	53,963
Other current assets	7,830	11,021
Total current assets	64,574	79,003

Property and equipment, net	105,516	119,164
Debt issuance costs, net	-	4,373
Intangible assets, net	83,438	91,642
Goodwill	7,467	100,081
Other assets	11,097	14,409
Total assets	$272,092	$408,672

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$62,352	$48,255
Current maturities of long-term debt	346,691	10,395
Accrued expenses	23,350	18,813
Deferred revenue	18,504	19,949
Total current liabilities	450,897	97,412

Long-term debt	576	352,905
Other long-term liabilities	6,121	9,296
Total liabilities	457,594	459,613

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series B cumulative perpetual convertible, 10%, 57,500 issued; 50,516 and 57,266 outstanding at December 31, 2012 and December 31, 2011, respectively (liquidation preference of $1,000 per share; $50,516,000 and $57,266,000 total at December 31, 2012 and December 31, 2011, respectively)	1	1
Common stock, $.01 par value, 50,000,000 shares authorized; 27,361,918 and 25,272,734 shares outstanding at December 31, 2012 and December 31, 2011, respectively	274	253
Additional paid-in capital	384,034	384,843
Accumulated deficit	(572,814)	(438,527)
Accumulated other comprehensive income	3,003	2,489
Total stockholders’ deficiency	(185,502)	(50,941)
Total liabilities and stockholders’ deficiency	$272,092	$408,672

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Operations

(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Hospitality and Advertising Services	$353,228	$410,919	$443,654
Healthcare	11,461	10,343	8,518
Total revenues	364,689	421,262	452,172

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation and amortization shown separately below):
Hospitality and Advertising Services	211,779	232,181	249,745
Healthcare	6,422	5,128	4,290
Operating expenses:
System operations	34,455	39,386	42,940
Selling, general and administrative	37,340	41,918	48,151
Depreciation and amortization	63,766	72,235	83,236
Goodwill impairment charge	92,614	-	-
Restructuring charge	7,570	1,923	421
Reorganization items	14,574	-	-
Other operating expense (income)	(32)	31	(21)
Total direct costs and operating expenses	468,488	392,802	428,762

(Loss) income from operations	(103,799)	28,460	23,410

Other income and (expenses):
Interest expense	(25,301)	(31,206)	(33,537)
Loss on early retirement of debt	(312)	(158)	(1,050)
Other (expense) income	(1,182)	(349)	326

Loss before income taxes	(130,594)	(3,253)	(10,851)
(Provision) benefit for income taxes	(3,693)	2,622	(834)

Net loss	(134,287)	(631)	(11,685)
Preferred stock dividends (See Note 11)	(5,557)	(5,744)	(5,750)

Net loss attributable to common stockholders	$(139,844)	$(6,375)	$(17,435)

Net loss per common share (basic and diluted)	$(5.48)	$(0.25)	$(0.71)

Weighted average shares outstanding (basic and diluted)	25,513,277	25,082,921	24,454,796

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(134,287)	$(631)	$(11,685)
Currency translation adjustment:
Unrealized net change during period	514	(687)	778
Cash flow hedging:
Net gain on interest rate swaps	-	(89)	(4,632)
Reclassification of net realized loss on interest rate swaps	-	4,003	22,413
Amortization of unrealized loss on interest rate swaps	-	4,928	-
Total cash flow hedging	-	8,842	17,781
Other comprehensive income	514	8,155	18,559
Comprehensive (loss) income	$(133,773)	$7,524	$6,874

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency

(Dollar amounts in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total
Balance, December 31, 2009	57,500	$1	22,537,664	$225	$379,223	$(426,211)	$(24,225)	$(70,987)
Common stock option exercises	-	-	17,000	-	48	-	-	48
Common stock issuance	-	-	2,484,000	25	13,633	-	-	13,658
Preferred stock dividends	-	-	-	-	(5,750)	-	-	(5,750)
Share-based compensation	-	-	-	-	1,281	-	-	1,281
Restricted stock	-	-	49,875	1	480	-	-	481
Warrants issued	-	-	-	-	46	-	-	46
Comprehensive income:
Net loss	-	-	-	-	-	(11,685)	-
Foreign currency translation adjustment	-	-	-	-	-	-	778
Change in fair value on interest rate swap agreements	-	-	-	-	-	-	17,781
Comprehensive income								6,874
Balance, December 31, 2010	57,500	$1	25,088,539	$251	$388,961	$(437,896)	$(5,666)	$(54,349)
Common stock option exercises	-	-	13,000	-	10	-	-	10
Preferred stock dividends	-	-	-	-	(5,744)	-	-	(5,744)
Preferred stock conversion	(234)	-	61,904	1	(1)	-	-	-
Share-based compensation	-	-	-	-	1,142	-	-	1,142
Restricted stock	-	-	109,291	1	475	-	-	476
Comprehensive income:
Net loss	-	-	-	-	-	(631)	-
Foreign currency translation adjustment	-	-	-	-	-	-	(687)
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	-	4,928
Change in fair value on interest rate swap agreements	-	-	-	-	-	-	3,914
Comprehensive income								7,524
Balance, December 31, 2011	57,266	$1	25,272,734	$253	$384,843	$(438,527)	$2,489	$(50,941)
Common stock option exercises	-	-	14,875	-	10	-	-	10
Preferred stock dividends	-	-	-	-	(2,863)	-	-	(2,863)
Preferred stock conversion	(6,750)	-	1,785,709	18	(18)	-	-	-
Share-based compensation	-	-	-	-	1,381	-	-	1,381
Restricted stock	-	-	288,600	3	681	-	-	684
Comprehensive loss:
Net loss	-	-	-	-	-	(134,287)	-
Foreign currency translation adjustment	-	-	-	-	-	-	514
Comprehensive loss								(133,773)
Balance, December 31, 2012	50,516	$1	27,361,918	$274	$384,034	$(572,814)	$3,003	$(185,502)

The accompanying notes are an integral part of these consolidated financial statements.

LodgeNet Interactive Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(134,287)	$(631)	$(11,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,766	72,235	83,236
(Gain) loss on derivative instruments	-	(1,511)	1,511
Goodwill impairment charge	92,614	-	-
Loss on early retirement of debt	312	158	1,050
Share-based compensation and restricted stock	1,278	1,618	1,762
Deferred tax expense (benefit)	3,256	(3,256)	-
Other, net	2,116	1,083	304
Change in operating assets and liabilities:
Accounts receivable, net	12,733	(6,406)	2,571
Other current assets	2,737	2,135	(1,063)
Accounts payable	14,040	(11,980)	21,410
Accrued expenses and deferred revenue	2,198	(2,374)	4,268
Other	(2,766)	969	(1,658)
Net cash provided by operating activities	57,997	52,040	101,706

Investing activities:
Property and equipment additions	(35,631)	(27,318)	(21,825)
Net cash used for investing activities	(35,631)	(27,318)	(21,825)

Financing activities:
Repayment of long-term debt	(39,500)	(10,525)	(101,408)
Payment of capital lease obligations	(555)	(717)	(1,031)
Borrowings on revolving credit facility	62,000	75,000	45,000
Repayments of revolving credit facility	(41,000)	(75,000)	(45,000)
Debt issuance costs	-	(2,658)	-
Proceeds from investment in long-term debt	2,306	614	5,921
Proceeds from issuance of common stock, net of offering costs	-	-	13,658
Payment of dividends to preferred shareholders	(4,295)	(5,750)	(5,750)
Exercise of stock options	10	9	49
Proceeds from issuance of stock warrants	-	-	46
Net cash used for financing activities	(21,034)	(19,027)	(88,515)

Effect of exchange rates on cash	22	(57)	4
Increase (decrease) in cash	1,354	5,638	(8,630)
Cash at beginning of period	14,019	8,381	17,011

Cash at end of period	$15,373	$14,019	$8,381

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

Going Concern - During 2012, the Company faced increasing liquidity challenges as a result of several business trends and debt servicing issues that have negatively impacted our liquidity position.  During 2012, the Company experienced a significant decrease in total revenue.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  The decline in revenue during the third and fourth quarters of 2012 and the payment terms of our vendor forbearance agreements created liquidity constraints on our operations and related financial results.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the annual rate of decline has more than doubled to approximately 13% versus the prior year.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance.  However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these vendors, we entered into forbearance agreements with each of them. As of September 30, 2012, we were in violation of the leverage covenant in our Credit Facility, as well as certain other non-financial covenants.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Facility, as more fully described in Note 8, pursuant to which the lenders agreed not to exercise their default-related rights and remedies through the period ending December 17, 2012.  Through a series of amendments, the forbearance agreements with each of these vendors and lenders were extended until the filing of our prepackaged plan of reorganization under Chapter 11.

On January 27, 2013, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The bankruptcy case was filed in order to effect the Company’s plan of reorganization, which is based on the recapitalization in which a syndicate of investors led by Colony Capital, LLC (“Colony Capital”) agreed to invest $60.0 million.  The plan was voted on and accepted by the holders of in excess of two-thirds in amount of the Company’s secured debt and a majority of such holders, which satisfies the Bankruptcy Code voting requirements for confirmation of the plan.  On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate.  See Note 18 for further details, including a summary of the plan.

These liquidity constraints, our non-compliance with certain of our debt covenants and our bankruptcy case under Chapter 11 of the Bankruptcy Code have resulted in there being substantial doubt about our ability to continue as a going concern. Despite these factors, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount of liabilities that might be necessary should we be unable to continue as a going concern.  As a result of our non-compliance with our debt covenants, our liquidity constraints and our bankruptcy case under Chapter 11 of the Bankruptcy Code, we classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of December 31, 2012.

In December 2012, we announced that we entered into an investment agreement with a syndicate formed by an affiliate of Colony Capital, LLC (the “Colony Syndicate”) pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company.  The investment agreement contains certain conditions precedent, including closing conditions which are described in more detail below, and terminates on April 30, 2013.  In addition, our lenders have agreed to restructure our existing $346.4 million secured credit facility to a new five year term loan.  This transaction is being implemented through the Chapter 11 bankruptcy process, mentioned above.  Pursuant to the completion of the Chapter 11 process, holders of the preferred and common stock will have their interests cancelled and will not receive any distributions.

The primary conditions necessary for the closing of the Colony transaction and bankruptcy proceedings include matters that are not fully with in the Company’s control.  These agreements include the execution of an expected new credit agreement, a new revolving credit facility agreement and certain agreements with key vendors.

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

➢              Advertising and Media Services. We generate revenue from the sale of advertising-based media services within our hospitality media and connectivity businesses through our wholly-owned subsidiary and server-based channels within our interactive room base.  Advertising-based media services include traditional television advertising, video-on-demand or interactive advertising, programming, carriage services and channel access services.  Our advertising subsidiary delivers targeted advertising to hotel rooms on, or sells programming providers access to, satellite-delivered channels.  In addition to the satellite platform, we generate revenue from server-based channels and other interactive and location-based applications which can be delivered by our interactive television platform.  Advertising revenue is recognized, net of agency commissions, when advertisements are broadcast or ratably over a contracted advertising period and when collection is reasonably assured.  We establish the prices charged to each advertiser and no future performance obligations exist on advertising which has been broadcast.  Persuasive evidence of an arrangement exists through our contracts with each advertiser.

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

Foreign Currency Translation — The operations of our foreign subsidiaries are measured in their local currencies.  The assets and liabilities of these subsidiaries were translated at year-end exchange rates.  Statement of operations items were translated at average exchange rates for each month.  The translation adjustments are reported as a component of other comprehensive income.  The gains or losses on the intercompany accounts between LodgeNet and its foreign subsidiaries, resulting from transactions occurring in foreign currencies, are included in the Consolidated Statements of Operations.  The gains or losses on intercompany accounts of a long-term investment nature are reported as a component of other comprehensive income.

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

Long-Lived Assets — We review the carrying value of long-lived assets, such as property and equipment and intangible assets, whenever events or circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.  Our Chapter 11 bankruptcy filing in January 2013 triggered an assessment of the recoverability of our long-lived assets as of December 31, 2012.  We prepared the analysis of our undiscounted future cash flows in accordance with the held and use model included in FASB ASC Topic 360, “Property, Plant and Equipment” which resulted in undiscounted cash flows in excess of the carrying value of our long-lived assets and, as a result, no further evaluation is required and no impairment loss existed.

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

We operate in three reportable segments, which also represent our reporting units, Hospitality, Advertising Services and Healthcare, for which only Hospitality and Advertising Services have goodwill.  An entity may first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the two-step goodwill impairment test.  After assessing the totality of events or circumstances, if it is determined it is more likely than not the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test must be performed for that reporting unit or units.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  If an entity determines it is necessary to perform the two-step test, the first step is to compare a reporting unit’s fair value to its carrying amount.  Fair value measurements must take into consideration the principal or most advantageous market, the highest and best use, the valuation technique and incorporate market participant assumptions.  Valuation techniques to be used to measure fair value are the market approach, income approach and/or cost approach, and must be based on market participant assumptions.  We consider the income approach to be a more meaningful indicator of fair value over the use of the market and cost approaches, due to a lack of comparable companies and assets.  Using the income approach, we utilize a discounted cash flow analysis based on key assumptions and estimates.  We also reconcile the aggregate reporting units’ fair values to the Company’s indicated market capitalization.  Key assumptions used to determine fair value include projections of revenue and cost data, capital spending, growth and operating earnings, factored for certain economic conditions.  Certain costs within the reporting units are fixed in nature; therefore, changes in revenue which exceed or fall below the fixed cost threshold would have an effect on cash flow and recoverability of goodwill.

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

The declines in Guest Entertainment revenue and in our room base during 2012 occurred at a rate greater than what previously estimated.  In addition, our market capitalization declined during 2012.  The declines in Guest Entertainment revenue and room base during the first half of 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our second quarter impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million for all of the remaining Hospitality goodwill.

The liquidity constraints and other events discussed elsewhere triggered an assessment of the recoverability of our goodwill as of December 31, 2012.  Under the first step of the two step process, our Advertising unit’s fair value substantially exceeded its carrying value as of December 31, 2012 and, as a result, no further evaluation is required and no impairment loss existed.

Intangible Assets — In accordance with FASB ASC Topics 350, “Intangibles — Goodwill and Other,” and 360, “Property, Plant, and Equipment,” we evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or a change in circumstances warrant modifications to the carrying amount of the assets.  These triggering events or circumstances include a significant deterioration in market conditions.  The decline in Guest Entertainment revenue, in our room base and our market capitalization triggered an assessment of our intangible assets in the second quarter of 2012.  As a result, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  We periodically evaluate the reasonableness of the useful lives of the intangible assets:

Years
Hotel contracts and relationships	10 – 20
Tradenames	7
Acquired technologies, rights and patents	2 – 10
Content agreements and relationships	4

The liquidity constraints and other events discussed elsewhere constitute a triggering event, which resulted in our performing an analysis of our long-lived assets as of December 31, 2012.  As a result of this analysis the undiscounted cash flows of the assets exceeded the carrying amount, and no further evaluation is required and no impairment loss existed.

Software Developed for Internal Use — We have capitalized certain costs of developing internal use software for our Guest Entertainment systems in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This requires capitalization of qualifying costs incurred during the software’s application development stage and to expense as incurred costs incurred during the preliminary project and post implementation/operation stages.  We evaluate the remaining useful lives of our intangible assets with finite lives, and review for impairment when triggering events occur or a change in circumstances warrant modifications to the carrying amount of the assets.  We capitalized internal system development costs of $6.0 million, $3.6 million and $3.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Amortization of such costs was $2.5 million, $2.2 million and $2.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Software Developed for Sale — We have capitalized certain costs of developing software for sale for our healthcare and Internet systems in accordance with FASB ASC Topic 985, “Software.”  This requires capitalization of qualifying costs incurred after the establishment of technological feasibility and to expense costs incurred prior to that point as research and development.  Capitalized costs are reported at the lower of unamortized cost or net realizable value, and are amortized to direct costs based on current and future revenue, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life.  We capitalized system development for sale costs of approximately $286,000, $459,000 and $613,000 during the years ended December 31, 2012, 2011 and 2010, respectively.  Amortization of such costs was approximately $480,000, $567,000 and $415,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development Costs — Research and development costs related to our software development activities are expensed as incurred.  We charged research and development activities of $290,000, $431,000 and $567,000 to operating expense during the years ended December 31, 2012, 2011 and 2010, respectively.

Concentration of Credit Risks and Customer Data — We derive most of our revenue from entities in the lodging industry.  During 2012, hotels owned, managed or franchised by Hilton Worldwide (“Hilton”) and by Marriott International, Inc. (“Marriott”) represented approximately 17.8% and 16.7%, respectively, of our consolidated revenue.  The Hilton-owned properties account for approximately 8.8% of total properties operating under the Hilton brand within our room base.  In 2000, we signed a master services agreement with Hilton to install, on an exclusive basis, our interactive television system in all Hilton-owned properties and to be the exclusive recommended provider of choice for its managed and franchised properties.  In 2008, the Hilton master services agreement was extended through December 31, 2009, and is currently on month-to-month terms.  Business has not been held up or impacted by not having this master agreement signed.  We also have a master agreement with Marriott which allows us to distribute our services to hotel rooms owned or managed by Marriott.  In addition, we have the opportunity to enter into agreements to provide our services to additional hotel rooms franchised by Marriott.  The master agreement with Marriott expires on the date when the last contract that is entered into under the master agreement with a hotel owned or managed by Marriott expires.  The loss of any of these hotel chain customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on our results of operations, cash flows and financial condition.  No other customers account for more than 10% of our total revenue.

Significant Vendors — We obtain most of our basic and premium cable television programming pursuant to an agreement with DirecTV, which expires January 1, 2020.  During September 2012, we were required by DirecTV to enter into a payment plan in order to maintain service.  Despite this forbearance agreement, DirecTV has continued to provide service and work with us as we work through our liquidity matters.  Subject to the effective date of our reorganization plan, this agreement will be replaced with a new DirecTV agreement terminating seven years from the effective date and then renewing for five successive one-year terms, unless we or DirecTV provide notice of non-renewal prior to the end of the current term.  We pay only for the selected programming provided to a hotel.  The loss of this vendor could limit our ability to provide such programming to our customers and impact our results of operations, cash flows and financial condition.

Allowance for Doubtful Accounts — We determine the estimate of the allowance for doubtful accounts considering several factors, including historical experience, aging of the accounts receivable, bad debt recoveries and contract terms between the hotel and us.  In accordance with our hotel contracts, monies collected by the hotel for interactive television services are held in trust on our behalf.  Collectability is reasonably assured, as supported by our credit check process, nominal write-off history and broad customer base.  Our interactive hotel base is well diversified in terms of location, demographics and customer contracts.  If the financial condition of a hotel chain or group of hotels were to deteriorate and reduce the ability to remit our monies, we may be required to increase our allowance by recording additional bad debt expense.  The allowance for doubtful accounts was $250,000, $437,000 and $409,000 at December 31, 2012, 2011 and 2010, respectively.

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

Income Taxes — We account for income taxes under the liability method, in accordance with the requirements of FASB ASC Topic 740, “Income Taxes.”  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities.  Measurement is based on enacted tax rates applicable to the periods in which such differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  During 2012, we established the valuation allowance associated with our Canadian deferred tax assets and recognized a $3.3 million deferred tax loss.  See Note 16.  FASB ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.

Comprehensive Income — We follow FASB ASC Topic 220, “Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in either a single continuous statement of comprehensive income, or two separate, consecutive statements.  Other comprehensive income reflects the changes in equity during the period from transactions related to our foreign currency translation adjustments for the periods ended December 31, 2012, 2011 and 2010, and our interest rate swap arrangements for the periods ended December 31, 2011 and 2010.

Components of accumulated other comprehensive income (loss), as shown on our Consolidated Balance Sheets, were as follows (dollar amounts in thousands):

	Unrealized (Loss) Gain on Interest Rate Swap Agreements	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2009	$(26,623)	$2,398	$(24,225)
Change during period	17,781	778	18,559
Balance, December 31, 2010	(8,842)	3,176	(5,666)
Change during period	8,842	(687)	8,155
Balance, December 31, 2011	$-	$2,489	$2,489
Change during period	-	514	514
Balance, December 31, 2012	$-	$3,003	$3,003

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

The following table reflects the calculation of weighted average basic and fully diluted shares for the periods ended December 31.  Dollar amounts are in thousands, except share data:

	2012	2011	2010
Basic EPS:
Net loss	$(134,287)	$(631)	$(11,685)
Preferred stock dividends (See Note 11)	(5,557)	(5,744)	(5,750)
	$(139,844)	$(6,375)	$(17,435)
Loss allocated to participating securities (1)	-	-	-
Net loss available to common stockholders	$(139,844)	$(6,375)	$(17,435)

Weighted average shares outstanding for basic earnings per common share	25,513,277	25,082,921	24,454,796
Basic earnings per share	$(5.48)	$(0.25)	$(0.71)

Diluted EPS:
Net loss	$(134,287)	$(631)	$(11,685)
Preferred stock dividends (See Note 11)	(5,557)	(5,744)	(5,750)
	$(139,844)	$(6,375)	$(17,435)
Loss allocated to participating securities (1)	-	-	-
Net loss available to common stockholders	$(139,844)	$(6,375)	$(17,435)

Weighted average shares outstanding for basic earnings per common share	25,513,277	25,082,921	24,454,796
Dilutive effect of potential shares (2)	N/A	N/A	N/A
Weighted average shares outstanding for diluted earnings per common share	25,513,277	25,082,921	24,454,796
Diluted earnings per share	$(5.48)	$(0.25)	$(0.71)

Participating securities (1)	177,375	122,625	65,625

Potential dilutive common shares (2)	15,750,173	16,990,537	17,062,267

(1)           For the years ended December 31, 2012, 2011 and 2010, participating securities, which do not participate in losses, were not included in the calculations of earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

(2)           For the years ended December 31, 2012, 2011 and 2010, potential dilutive common shares, which include stock options, unvested restricted stock, warrants and the conversion of preferred stock, were not included in the computation of diluted earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive.

Share-based Compensation — We account for our stock option and incentive plans under the recognition and measurement provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” which require the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in the years ended December 31, 2012, 2011 and 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of this Topic.

Statements of Cash Flows — Cash is comprised of demand deposits.  Cash paid for interest was $17.8 million, $32.1 million and $31.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Cash paid for taxes, primarily state franchise and foreign income taxes, was $382,000, $667,000 and $856,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Effect of Recently Issued Accounting Standards — In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) and in January 2013 issued ASU No. 2013-01 “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards retain the existing offsetting requirements and enhance the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for the Company’s quarterly and annual financial statements beginning with the first quarter 2013 reporting. The Company believes that the adoption of ASU 2011-11 and ASU 2013-01 will not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is more likely than not the indefinite-lived intangible asset is impaired.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not the indefinite-lived asset is impaired, the entity is not required to take further action.  Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Topic 350.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period.  FASB ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment test performed as of a date prior to July 27, 2012, provided the public entity’s financial statements for the most recent annual or interim period have not yet been issued.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  This ASU will require entities to present, either in a note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items effected by the reclassification.  If a component is not required to be reclassified, to net income in its entirety, a company would instead cross reference to the related footnote for additional information.  This guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

Financial Assets and Financial Liabilities - The estimated carrying and fair values of our financial instruments in the financial statements were as follows at December 31 (dollar amounts in thousands):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$347,267	$217,104	$363,300	$319,788

The fair value of our long-term debt is classified as Level 2 and is estimated based on current interest rates for similar debt of the same remaining maturities and quoted market prices, except for capital leases and our revolving loan commitment borrowings, which are reported at carrying value.  For our capital leases and revolving loan commitment borrowings, the carrying value approximates the fair value.  The fair value of our long-term debt is strictly hypothetical and not indicative of what we are required to pay under the terms of our debt instruments.  See Note 8 for further disclosures regarding long-term debt and our Credit Facility.

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

In 2012, as a result of reduced profitability, our cost method investment in a high-speed Internet service provider with a carrying amount of $2.8 million was written down to its Level 3 fair value of $2.2 million, resulting in an impairment charge of $0.6 million.  During the year ended December 31, 2011, the same investment was written down from its carrying amount of $3.0 million to its Level 3 fair value of $2.8 million, resulting in an impairment charge of $0.2 million.  There was no impairment charge incurred during the year ended December 31, 2010.

Note 4 — Property and Equipment, Net

Property and equipment was comprised as follows at December 31 (dollar amounts in thousands):

	2012	2011
Land, building and equipment	$111,293	$114,407
Hotel systems	572,400	610,807
Total	683,693	725,214
Less - depreciation and amortization	(578,177)	(606,050)
Property and equipment, net	$105,516	$119,164

We recorded depreciation and amortization expense for property, plant and equipment of $51.4 million, $63.0 million and $73.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 5 — Debt Issuance Costs

Costs associated with the issuance of debt securities and with obtaining credit facilities are capitalized and amortized over the term of the related borrowing or facility. No costs were capitalized during the years ended December 31, 2012 and 2010. During the year ended December 31, 2011, we capitalized $2.7 million of debt reorganization costs related to the First Amendment to our credit facility. As a result of our debt prepayments and the First Amendment to our Credit Facility in 2011, unamortized debt issuance costs of $0.3 million, $0.2 million and $1.1 million were written off in 2012, 2011 and 2010, respectively (see Note 8). Amortization of the debt issuance costs was $4.1 million in 2012, $1.8 million in 2011 and $1.3 million in 2010. As a result of the current classification of our credit facility, we fully amortized the debt issuance costs related to our existing credit facility during the fourth quarter of 2012. Debt issuance costs recorded in the balance sheets were as follows at December 31 (dollar amounts in thousands):

	2012	2011
Debt issuance costs	$11,915	$12,204
Accumulated amortization	(11,915)	(7,831)
	$-	$4,373

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

Per FASB ASC Topic 350, “Intangibles – Goodwill and Other,” our goodwill is not amortized; rather, it is tested for impairment annually or if there is a triggering event which indicates the carrying value may not be recoverable.  An entity may first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the two-step goodwill impairment test.  After assessing the totality of events or circumstances, if it is determined it is more likely than not the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test must be performed for that reporting unit or units.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  If an entity determines it is necessary to perform the two-step test, the first step is to compare a reporting unit’s fair value to its carrying amount.  If the carrying amount is positive and does not exceed the reporting unit’s fair value, no impairment loss exists.  If the carrying amount exceeds the reporting unit’s fair value, the second step (Step 2) is to be performed.  Reporting units with zero or negative carrying amounts are required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists.  In considering whether it is more likely than not an impairment loss exists, we evaluate qualitative factors, including the same factors which would trigger an interim impairment test of goodwill.  Factors include a significant deterioration in market conditions, unanticipated competition, a significant decline in revenue and margin or an anticipated sale of a reporting unit.  If an entity determines it is more likely than not impairment exists, Step 2 of the impairment test must be performed for that reporting unit or units.  Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill.  An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill.

We perform our annual goodwill impairment test for each reporting unit during the fourth quarter.

In accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other,” finite lived assets shall be reviewed for impairment with the guidance in FASB ASC Topic 360, “Property, Plant and Equipment.”   Impairment testing is not required for our finite-life intangibles unless there is a triggering event or a change in circumstances which indicate the carrying value may not be recoverable, such as a significant deterioration in market conditions.  The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment shall be based on the carrying amount of the asset or asset group at the date it is tested for recoverability.   An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

The declines in Guest Entertainment revenue and in our room base during 2012 occurred at a rate greater than what previously estimated.  In addition, our market capitalization declined during 2012.  The declines in Guest Entertainment revenue and room base during the first half of 2012 caused the Company to reassess and update our financial plans to reflect these changes in our Hospitality business.  These matters were qualitative factors impacting the recovery of our Hospitality reporting unit goodwill, and triggered an assessment of goodwill on an interim basis during the second quarter of 2012.  As of June 30, 2012, our Hospitality reporting unit had a negative carrying value of $(85.7) million.  As such, we evaluated the qualitative factors and determined it was more likely than not an impairment existed.  In Step 2 of our impairment testing, it was determined the estimated fair value of the assets and liabilities of the Hospitality reporting unit exceeded the fair value of the reporting unit, resulting in no implied goodwill.  As a result of our second quarter impairment test, we recorded a non-cash asset impairment charge in our Hospitality segment of $92.6 million for all of the remaining Hospitality goodwill.

The liquidity constraints and other events discussed elsewhere triggered an assessment of the recoverability of our goodwill as of December 31, 2012.  Under the first step of the two step process, our Advertising unit’s fair value substantially exceeded its carrying value as of December 31, 2012 and, as a result, no further evaluation is required and no impairment loss existed.

In our 2011 and 2010 tests, we determined there was no impairment.

The carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011 and 2010 was as follows (dollar amounts in thousands):

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

Balance as of December 31, 2012
Goodwill	92,614	18,679	111,293
Accumulated impairment losses	(92,614)	(11,212)	(103,826)
	$-	$7,467	$7,467

We have intangible assets consisting of certain acquired technology, patents, trademarks, hotel contracts, customer relationships, studio agreements and licensee fees.  These intangible assets have been deemed to have finite useful lives and are amortized over their current estimated useful lives, ranging from 2 to 20 years.  We review the intangible assets for impairment when triggering events occur or a change in circumstances, such as a significant deterioration in market conditions, warrant modifications to the carrying amount of the assets.  As a result of our analysis over the long-lived assets, the undiscounted cash flows of the assets exceeded the carrying amount as of December 31, 2012 and, as a result, no further evaluation is required and no impairment loss existed.

The decline in Guest Entertainment revenue, in our room base and our market capitalization triggered an assessment of our intangible assets in the second quarter of 2012.  As a result, we recorded a $1.4 million non-cash asset impairment charge related to intangible assets in our Hospitality segment under depreciation and amortization expenses.  There were no triggering events or change in circumstances for the years ended 2011 or 2010; therefore, there were no impairment charges recorded.

We have the following intangible assets at December 31 (dollar amounts in thousands):

	2012		2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Assets subject to amortization:
Acquired contracts and relationships	$116,915	$(34,302)	$120,315	$(30,237)
Other acquired intangibles	12,101	(11,808)	13,988	(13,273)
Tradenames	3,025	(2,674)	3,145	(2,508)
Acquired patents	5,227	(5,046)	5,216	(5,004)
	$137,268	$(53,830)	$142,664	$(51,022)

We recorded amortization expense of $8.2 million, $7.5 million and $8.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010.  We estimate total amortization expense for the years ending December 31 as follows (dollar amounts in millions): 2013 - $6.2; 2014 - $6.0; 2015 - $6.0; 2016 - $5.9 and 2017 - $5.9.  Actual amounts may change from such estimated amounts due to recapitalization, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 7 — Accrued Expenses

Accrued expenses were comprised as follows at December 31 (dollar amounts in thousands):

	2012	2011
Property, sales and other taxes	$5,365	$5,369
Compensation	2,586	5,275
Interest	8,232	778
Programming related	1,432	958
Restructuring and reorganization	1,739	80
Preferred stock dividends	-	1,432
Purchase commitments	1,525	2,786
Other	2,471	2,135
	$23,350	$18,813

Note 8 — Long-term Debt and Credit Facilities

Long-term debt was comprised as follows at December 31 (dollar amounts in thousands):

	2012	2011
Credit Facility:
Term loan	$325,407	$362,601
Revolving loan committment	21,000	-
Capital leases	860	699
	347,267	363,300
Less current maturities	(346,691)	(10,395)
	$576	$352,905

Bank Credit Facility — In April 2007, we entered into a $675.0 million bank Credit Facility, comprised of a $625.0 million term loan, which was to mature in April 2014, and a $50.0 million revolving loan commitment, which was to mature in April 2013.  The term loan originally required quarterly repayments of $1,562,500, which began September 30, 2007.  The term loan originally bore interest at our option of (1) the bank’s base rate plus a margin of 1.0% or (2) LIBOR plus a margin of 2.0%.  The Credit Facility is collateralized by substantially all of the assets of the Company.

Effective March 22, 2011, we entered into a First Amendment (the “First Amendment”) to the bank Credit Facility.  The First Amendment modified certain terms of the Credit Facility, including an increase in the permitted consolidated leverage ratio, the creation of a specific preferred stock dividend payment basket and the potential to extend the term beyond its expiration in April 2014.  The restricted payment basket within the First Amendment allowed for dividend payments not to exceed $5,750,000 per year.  The First Amendment also reduced the commitments under the revolving loan commitment, increased the interest rate and required quarterly repayment amount and adjusted other covenants.  In 2011, the Company incurred $2.7 million of debt issuance costs related to certain fees and expenses in connection with this First Amendment.

Under the First Amendment, the $50.0 million revolving loan commitment was reduced to $25.0 million.  The First Amendment also required us to make quarterly term loan repayments of $2.5 million, beginning June 30, 2011, through December 31, 2012, and $3.75 million beginning March 31, 2013 through December 31, 2013.  The amended term loan and revolving loan commitment bear interest at our option of (1) the bank’s base rate plus a margin of 4.0% or (2) LIBOR plus a margin of 5.0%.  In addition, a LIBOR floor of 1.5% was established under the First Amendment.

The First Amendment included terms and conditions which required compliance with leverage and interest coverage covenants.  As of September 30, 2012, our actual consolidated leverage ratio was 4.52, which was above the maximum allowable ratio of 4.00.  As such, we were not in compliance with the required consolidated leverage ratio for the quarter ended September 30, 2012.  Effective October 15, 2012, we entered into a Forbearance Agreement and Second Amendment to the Credit Facility (the “Forbearance Agreement”).  Under the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising their respective default-related rights and remedies under the Credit Facility until the earlier of December 17, 2012, or the occurrence of further defaults under the Credit Facility (the “Forbearance Period”). Through a series of amendments, the Forbearance Agreement was extended until approval of the reorganization plan under Chapter 11, at which time the Credit Facility is to be restructured.  However, as a result of our non-compliance with our debt covenants, our liquidity constraints and our bankruptcy case under Chapter 11 of the Bankruptcy Code, we have classified our outstanding debt obligations, contractually due in April 2014, as current in our consolidated balance sheet as of December 31, 2012.

In consideration of the forbearance, we agreed to certain additional terms and conditions, including the following: (a) the retention of a strategic planning officer, (b) the provision of certain specific information regarding the Company and required management conference calls and meetings, as well as monthly and weekly reports, (c) the elimination of certain available baskets for incurring debt, disposing of property, and making investments, and a limitation of $5,000,000 on indebtedness outstanding and secured by permitted liens to finance the acquisition of fixed or capital assets, (d) the limitation on making capital expenditures to only those made in the ordinary course and not in excess of $10.5 million during the Forbearance Period, and (e) the requirement that the Company maintain Consolidated EBITDA of at least $4,543,000 for the period beginning October 1, 2012 and ending October 31, 2012 and Consolidated EBITDA of at least $8,701,000 for the period beginning October 1, 2012 and ending November 30, 2012.  In addition, the Forbearance Agreement adjusted certain other covenants and definitions of the Credit Agreement.  The Company was also required to pay certain fees and expenses in connection with the Forbearance Agreement.  These interim financial covenants did not extend beyond November and, through a series of amendments, the Forbearance Agreement was extended until approval of the reorganization plan under Chapter 11, at which time the Credit Facility is to be restructured.

In December 2012, we announced that we entered into an investment agreement with a syndicate formed by an affiliate of Colony Capital, LLC (the “Colony Syndicate”) pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company.  In addition, our lenders have agreed to restructure our existing $346.4 million secured credit facility to a new five year term loan, In addition, the lenders expect the company to have a revolving line loan commitment in place at that time.  This transaction is being implemented through an expedited Chapter 11 bankruptcy process, at the conclusion of which the Colony Syndicate will become the controlling stockholder of the Company.  The Company commenced a prepackaged Chapter 11 process in the United States Bankruptcy Court for the Southern District of New York on January 27, 2013.

On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate, as described in Note 1 to the financial statements.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013. The investment agreement with the Colony Syndicate terminates on April 30, 2013.

The following sets forth the terms and conditions of the expected restructuring of the Company’s existing credit agreement.  The restructuring will provide that all outstanding principal of loans under the existing credit agreement, and all accrued and unpaid interest thereon, shall be capitalized and restructured on the closing date of the investment agreement with the Colony Syndicate.

It is expected that the new credit agreement will consist of a $346.4 million five year term loan, plus capitalized interest accrued (i) pre-petition and (ii) post-petition through the earlier of the closing date and date that is 90 days after the petition date, in each case at the non-default contract interest rate.  The interest rate is to be 6.75% per annum and the maturity date is to be five years after the closing date.  The principal payments are expected to be 1.00% each year of the outstanding principal amount thereof on the Closing Date, payable in equal quarterly installments.  The financial covenants consisting of a maximum leverage ratio and a minimum interest coverage ratio are to be measured each fiscal quarter-end commencing March 31, 2014.  The credit agreement is to contain mandatory prepayment terms and is to be collateralized by substantially all of the assets of the Company, subject to the priority claims under the revolving credit facility referred to in the following paragraph.  In addition, the credit agreement is to include certain affirmative and negative covenants including compliance with laws and regulations, delivery of financial statements and restrictions on additional indebtedness, liens, sales of assets, restricted payments, capital expenditures and investments.

The Company expects to enter into a revolving credit facility agreement of up to $20.0 million, including a $5.0 million sub-limit for letters of credit.  Advances under the revolving credit facility will be limited to the lesser of (a) the sum of (i) up to 85% of eligible accounts receivable, plus (ii) an amount equal to the lesser of (x) $5,000,000 and (y) 75% of the appraised fair market value of Company’s eligible owned real estate; or (b) $20,000,000 minus such reserves as the lender may establish in good faith.  All obligations will be secured by first priority liens on all of Company’s existing and future accounts receivable, inventory, intercompany notes and intellectual property and other intangible assets less a priority claim that DirecTV will have on all accounts receivable related to DirecTV programming or financing and (ii) the Company’s owned real estate.  The revolving credit facility will mature 4.5 years after the closing date and will bear interest at a rate equal to 1-, 2- or 3-month LIBOR plus 225 basis points or Base Rate plus 125 basis points, at the election of the Company.  The revolving credit facility will contain representations and warranties, covenants, and events of default that are usual and customary for similar revolving credit facilities.

The Company’s increasing liquidity challenges have been a result of several business trends and debt servicing issues that have negatively impacted our liquidity position.  During 2012, the Company experienced a significant decrease in total revenue.  The rate of decline in our movie revenue per room for 2011 was approximately 6% versus 2010.  The decline accelerated in 2012 and the annual rate of decline has more than doubled to approximately 13% versus the prior year.  Although significant declines were experienced in the first six months of 2012, the decline in revenue experienced during the third quarter of 2012 was even greater than what we had previously estimated.  At the same time, two of our major vendors required us to enter into payment plans.  Therefore, during September 2012, we entered into forbearance agreements with these two major vendors.  The decline in revenue during the third quarter of 2012 and the payment terms of our vendor forbearance agreements created liquidity constraints on our operations and related financial results.

Historically, the Company followed a practice of reducing outstanding debt under our Credit Facility by making prepayments on our debt.  These additional debt payments contributed to our historical debt covenant compliance.  However, during 2012, our practice of making additional debt payments was achieved in part by delaying certain payments to our vendors, including major vendors such as DirecTV and HBO.  During the third quarter of 2012, each of these vendors required us to enter into payment plans.  In order to maintain continued service from these vendors, we entered into forbearance agreements with each of them. Through a series of amendments, the forbearance agreements with each of these vendors were extended until the filing of our prepackaged plan of reorganization under Chapter 11.

As discussed in Note 1, our inability to comply with the financial covenants under the Credit Facility, uncertainty over our ability to be in compliance with these covenants in the future, our bankruptcy case under Chapter 11 of the Bankruptcy Code, and our liquidity constraints, have raised substantial doubt about our ability to meet our ongoing financial obligations.  We are experiencing significant liquidity constraints and our ability to continue as a going concern is dependent upon maintaining adequate liquidity levels and satisfying our vendor obligations, a successful refinancing or restructuring of our existing Credit Facility, and closing of the investment agreement with the Colony Syndicate.  The investment agreement contains certain conditions precedent, including conditions which are described in more detail in Note 1 to the consolidated financial statements, and terminates on April 30, 2013.  These liquidity constraints, our non-compliance with certain of our debt covenants and our bankruptcy case under Chapter 11 of the Bankruptcy Code have resulted in there being substantial doubt about our ability to continue as a going concern.

The Credit Facility originally provided for the issuance of letters of credit up to $15.0 million, subject to customary terms and conditions.  Under the terms of the First Amendment, this amount was reduced to $7.5 million.  As of December 31, 2012, we had outstanding letters of credit totaling $350,000, which reduces amounts available under the revolving loan commitment.  The lenders are not required to permit the issuance of additional letters of credit under the Credit Facility pursuant to the terms of the Forbearance Agreement.  During 2012, we borrowed $62.0 million under the revolving loan commitment and repaid $41.0 million.

During the first quarter of 2012, we made a prepayment of $15.0 million on the term loan, along with the required payment of $2.5 million.  We expensed $156,000 of debt issuance costs related to the first quarter prepayment.  During the second quarter of 2012, we prepaid $17.0 million on the term loan and made our required quarterly payment of $2.5 million.  We expensed $156,000 of debt issuance costs related to the second quarter prepayment.  During the third quarter of 2012, we made our required quarterly payment of $2.5 million.  We did not make a debt payment in the fourth quarter of 2012.

During 2011, we made our required quarterly payments totaling $8.5 million on the term loan, along with a prepayment of $2.0 million.  We expensed $0.2 million of debt issuance costs related to the prepayment and the First Amendment described above.

Capital Leases — As of December 31, 2012, we had total capital lease obligations of $0.9 million.  Equipment acquired under capital lease arrangements totaled $0.8 million, $0.1 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Our capital lease obligations consist primarily of vehicles used in our field service operations.

Long-term debt had the following scheduled annual maturities for the years ended December 31 (dollar amounts in thousands):

	2013	2014	2015	2016	2017
Long-term debt	$346,407	$-	$-	$-	$-
Capital leases	302	276	252	65	-
	346,709	276	252	65	-
Less amount representing interest on capital leases	(18)	(11)	(5)	(1)	-
	$346,691	$265	$247	$64	$-

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

A summary of the effect of cash flow hedges on our financial statements for the year ended December 31, 2011 was as follows (dollar amounts in thousands):

Effective Portion
Income Statement
Location of
	Amount of	Swap Interest	Swap Interest
	Gain (Loss)	Reclassified From	Reclassified From
	Recognized	Accumulated	Accumulated	Ineffective Portion
	in Other	Other	Other	Income
Type of Cash	Comprehensive	Comprehensive	Comprehensive	Statement	Amount
Flow Hedge	Income	Income	Income	Location	Recognized
Year Ended December 31, 2011:
Interest rate swaps	$89	Interest expense	$4,672	Interest expense	$(1,511)

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

Minimum Guarantees — In connection with our programming-related agreements, we may guarantee minimum royalties for specific periods or by individual programming content.  Generally, our programming contracts are two to five years in length.  The unpaid balance of programming-related minimum guarantees, reflected as a liability in our Consolidated Balance Sheet as of December 31, 2012, was approximately $1.5 million.  Additionally, purchase commitments are made as a result of long-term agreements with our vendors.  At December 31, 2012, our programming-related guarantees and purchase obligations were $7.4 million, including the amount noted above.

Operating Leases — We have entered into certain operating leases which, at December 31, 2012, require future minimum lease payments as follows: 2013 — $1.0 million; 2014 — $0.7 million; 2015 — $0.4 million; and 2016 — $0.1 million.  The leases, which relate to combination warehouse/office facilities for service operations or administrative offices for our subsidiaries, expire at dates ranging from 2013 to 2016.  Rental expense under all operating leases was $1.3 million, $1.6 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Legal Proceedings — We are subject to litigation arising in the ordinary course of business. We believe the resolution of such litigation will not have a material adverse effect upon our financial condition, results of operations or cash flows.

On January 27, 2013, the Company and its domestic subsidiaries filed a “prepackaged” voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The court confirmed the Company’s plan of reorganization on March 7, 2013.  Details of this proceeding and the Company’s plan or reorganization are discussed in Note 1, above.

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

On January 4, 2013, 10th Avenue Media, LLC, an Oregon limited liability company based in Portland, Oregon, filed a patent infringement action against the Company in the Central District of California.  The suit alleges that the Company infringes a patent issued on September 18, 2007 entitled “Digital Content Delivery System Transaction Engine”.  The complaint, which has not yet been served, does not specify an amount in controversy.  The Company contends that it does not infringe upon the patent in question, and intends to vigorously defend the action in the event it is properly served.  10th Avenue Media filed an objection to the Company’s plan of reorganization, seeking, among other things to have funds set aside in the event of a recovery.  This objection was denied by the bankruptcy court.

Note 11 — Stockholders’ Deficiency

Pursuant to the completion of the Chapter 11 process, holders of the preferred stock, common stock, and options or warrants to purchase shares of our common stock will have their interests cancelled and will not receive any distribution.

Perpetual Preferred Stock —Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 10% per annum of the $1,000 liquidation preference per share, starting from the date of original issue, June 29, 2009.  Dividends accumulate quarterly in arrears on each January 15, April 15, July 15 and October 15, beginning on October 15, 2009.  Dividend payments not to exceed $5,750,000 in any fiscal year are allowable under the restricted payment basket as defined within the First Amendment to our Credit Facility agreement.  In the event dividends are not declared and are in arrears, the Company would be required to pay accumulated and unpaid dividends upon conversion.  Additionally, the preferred shareholders would receive a conversion rate approximately 10% higher than the original conversion rate.

The payment of dividends on our preferred stock requires our Board of Directors to declare such dividend payable.  Our Board of Directors determined not to declare dividends with respect to the second half of 2012.  Accordingly, we have not recorded the preferred stock dividends for such period.  However, the preferred stock dividends have been included in our earnings per share computation (see Note 2) for the year ended December 31, 2012 pursuant to ASC 260-10-45-11.  The amount in arrears is also included in preferred stock dividends on the Consolidated Statements of Operations for the year ended December 31, 2012.  The deferred dividends of $2.7 million will accumulate in accordance with the terms of the preferred stock and, as of December 31, 2012, the total arrearage on the preferred stock was $2.7 million.

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

Common Stock — In March 2010, we entered into an agreement to sell 2,160,000 shares of our common stock, $0.01 par value per share, to an underwriter for resale to the public at a price per share of $6.00, less an underwriting discount of $0.36 per share.  We completed our offering of 2,484,000 shares (inclusive of the underwriter’s option to purchase the additional 324,000 shares to cover overallotments), bringing the total aggregate common stock sold to $14.9 million.  Net proceeds from the issuance of common stock were $13.7 million, with offering and related costs totaling $1.2 million.

Stockholder Rights Plan — In February 2008, we adopted a stockholder rights plan, which was approved by the stockholders at the Annual Meeting on May 14, 2008. The rights plan is intended to maximize stockholder value by providing flexibility to the Board of Directors in the event an offer for LodgeNet is received which is either inadequate or not in the best interest of all stockholders.  In connection with the investment agreement with the Colony Syndicate, in January 2013, the stockholder rights plan was amended so that the entry into the investment agreement with the Colony Syndicate does not and will not trigger purchase rights under the stockholder rights plan.

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

Note 12 — Stock Option Plans

Pursuant to the Chapter 11 filing, all stock options and restricted stock awards will be canceled.

The LodgeNet Interactive Corporation 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock units.  The stockholders approved and adopted this plan at the 2003 Annual Meeting and approved an amendment to the plan at the Annual Meeting in May of 2006.  In September of 2012, the Company adopted the 2012 CEO Equity Incentive Plan (the “2012 CEO Equity Plan”).  The 2012 CEO Equity Plan provides for the award of incentive stock options, non-qualified stock options and restricted stock for the purpose of attracting, retaining and rewarding a chief executive officer.  As of December 31, 2012, under the 2003 Plan there were 3,500,000 shares authorized and 872,846 shares available for grant and under the 2012 CEO Equity Plan there were 1,100,000 shares authorized and 550,000 shares available for grant.  In addition to the stock option and restricted stock awards currently outstanding under the 2003 Plan and the 2012 CEO Equity Plan, we have stock options outstanding under previously approved plans, which are inactive.

Certain officers, directors and key employees have been awarded restricted stock and options to purchase common stock of LodgeNet under the 2003 Plan, 2012 CEO Equity Plan and other prior plans.  Stock options issued under the plans have an exercise price equal to the fair market value, as defined by the terms of the plan, on the date of grant.  The stock options become exercisable in accordance with vesting schedules determined by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant.  Restrictions applicable to restricted stock lapse based either on performance or service conditions, as determined by the Compensation Committee of the Board of Directors.

We measure and recognize compensation expense for all stock-based awards based on estimated fair values, net of estimated forfeitures.  Share-based compensation expense recognized in 2012, 2011 and 2010 includes compensation cost for all share-based payments based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718, “Compensation — Stock Compensation.”

The following amounts were recognized in our Consolidated Statements of Operations for share-based compensation plans for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
Compensation cost:
Stock options	$594	$1,142	$1,281
Restricted stock	684	476	481
Total share-based compensation expense	$1,278	$1,618	$1,762

For the years ended December 31, 2012, 2011 and 2010, the cash received from stock option exercises was nominal.  As part of our change in executive structure, $787,000 of accelerated stock option compensation cost was recorded as restructuring charges.  Due to our net operating loss tax position, we did not recognize a tax benefit from options exercised under the share-based payment arrangements.  The amounts presented in the table above are included as non-cash compensation in our cash flow from operating activities.

Stock Options

For the year ended December 31, 2012, under the 2003 Plan we granted 217,500 stock options to certain officers and employees and under the 2012 CEO Equity Plan we granted 550,000 stock options to our chief executive officer.  In 2012, we did not grant stock options to non-employee directors of the Company.  Under all plans, the valuation methodology used to determine the fair value of the options issued during the year was the Black-Scholes-Merton option-pricing model.  The Black-Scholes-Merton model requires the use of exercise behavior data and the use of a number of assumptions, including volatility of the stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.  We do not pay dividends; therefore, the dividend rate variable in the Black-Scholes-Merton model is zero.

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

Share-based compensation expense recognized in our results for the years ended December 31, 2012, 2011 and 2010 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Our forfeiture rates were estimated based on our historical experience.

The weighted average fair value of options granted and the assumptions used in the Black-Scholes-Merton model during the years ended December 31 are set forth in the table below:

	2012	2011	2010
Weighted average fair value of options granted	$1.01	$3.32	$4.23

Dividend yield	0.0%	0.0%	0.0%
Weighted average risk-free interest	3.5%	4.0%	4.2%
Weighted average expected volatility	105.0%	94.0%	93.0%
Weighted average expected life – employee	5.50 years	5.50 years	5.25 years
Weighted average expected life – officers	6.00 years	6.00 years	5.75 years
Weighted average expected life – non-employee director	8.25 years	8.25 years	8.00 years

The following is a summary of the stock option activity for the years ended December 31:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	in Years	Value
Outstanding, December 31, 2009	1,682,300	$14.48
Granted	391,500	5.50
Exercised	(17,000)	2.65
Forfeited/canceled	(394,050)	16.59
Outstanding, December 31, 2010	1,662,750	11.99
Granted	247,500	4.23
Exercised	(13,000)	0.70
Forfeited/canceled	(339,325)	17.28
Outstanding, December 31, 2011	1,557,925	9.70
Granted	767,500	1.25
Exercised	(14,875)	0.70
Forfeited/canceled	(285,175)	10.93
Outstanding, December 31, 2012	2,025,375	$6.39	6.4	$-

Options exercisable, December 31, 2012	1,113,670	$10.15	4.2	$-

The aggregate intrinsic value in the table above represents the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options which would have been received by the option holders had all option holders exercised their options on December 31, 2012.  The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was nominal.

The fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was approximately $1,456,000, $1,344,000 and $1,145,000, respectively.

For the year ended December 31, 2012, 231,676 vested options to purchase shares with a weighted average exercise price of $12.58 expired.  The remaining outstanding share options expire in 2013 through 2022.  For the year ended December 31, 2011, 261,575 vested option to purchases shares with a weighted average exercise price of $17.53 expired, and for the year ended December 31, 2010, 281,550 vested options to purchase shares with a weighted average exercise price of $20.65 expired.

Restricted Stock

For the years ended December 31, 2012, 2011 and 2010, we awarded 60,000, 81,250 and 20,000 shares of time-based restricted stock, respectively, to certain officers pursuant to our 2003 Stock Option and Incentive Plan.  The shares vest over four years from the date of grant, with 50% vested at the end of year three and 50% at the end of year four.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized ratably over the vesting period.  For the year ended December 31, 2012, we awarded 550,000 shares of time-based restricted stock pursuant to our 2012 CEO Equity Incentive Plan, however those shares were rescinded in 2012.

For the years ended December 31, 2012, 2011 and 2010, we awarded 287,600, 66,500 and 76,000 shares of time-based restricted stock, respectively, to our non-employee directors pursuant to our 2003 Stock Option and Incentive Plan.  The shares vested 50% at the date of grant and 50% on the one-year anniversary of the date of grant.  The fair value of the restricted stock is equal to the fair market value, as defined by the terms of the 2003 Plan, on the date of grant and is amortized 50% at the date of grant and 50% ratably over the one year vesting period.

We recorded the following amounts in our Consolidated Statements of Operations related to restricted stock for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
Compensation cost – restricted stock:
Time-based vesting	$684	$476	$481
Performance-based vesting	-	-	-
Total share-based compensation expense – restricted stock	$684	$476	$481

A summary of the status of restricted stock and changes as of December 31, 2012 is set forth below:

	Time-Based		Performance-Based
		Weighted		Weighted
		Average		Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of period	141,000	$5.12	625	$31.10
Granted	897,600	0.96	-	-
Vested	(243,800)	2.92	-	-
Forfeited/canceled	(585,850)	0.46	-	-
Outstanding, end of period	208,950	$2.87	625	$31.10

Unrecognized Compensation Expense

As of December 31, 2012, unrecorded compensation costs related to awards issued under our various share-based compensation plans were as follows (dollar amounts in thousands):

		Weighted average
	December 31,	recognition period
	2012	(months)
Unrecognized compensation cost:
Stock options, net of expected forfeitures	$852	28.9
Restricted stock - time-based vesting	297	13.2
Restricted stock - performance-based vesting	-	-
Total unrecognized compensation cost	$1,149

Note 13 — Employee Benefit Plans

We sponsor defined contribution plans covering eligible employees.  The plans provide for employer contributions based on the level of employee participation.  As part of a prior expense reduction program, the Company suspended the 401(k) corporate matching contribution.  As a result, there was no contribution expense for the years ended December 31, 2012, 2011 and 2010.  The 401(k) corporate matching contribution continues to be suspended for 2013.

Note 14 — Restructuring

In 2012, we implemented initiatives to gain operating efficiencies by reducing the number of service operation locations and reorganizing departments and management structure.  These initiatives included a reduction in workforce, by approximately 11%, and vacating leased warehouse/office facilities.  As a result of these actions and a change in executive structure, we incurred $7,127,000 of severance and other benefit related costs, $305,000 of consolidation or closure of facilities costs and $138,000 of asset impairment costs during the year ended December 31, 2012, related to our Hospitality and Advertising Services businesses.  Included in the severance and other benefit related costs is $787,000 of accelerated stock option compensation cost.  As a result of prior initiatives, we incurred $1,857,000 of severance-related costs and $86,000 of consolidation or closure of facilities costs during the year ended December 31, 2011 and $327,000 of severance-related costs and $61,000 of consolidation or closure of facilities costs during the year ended December 31, 2010.  All such costs are included in operating expenses on the Consolidated Statements of Operations.

As a result of our post-acquisition activities, we incurred expense reductions of $20,000 and expenses of $33,000 during the years ended December 31, 2011 and 2010, respectively.  These amounts were adjustments of estimated accruals related to the consolidation or closure of acquired facilities.  All expenses and reductions are included in operating expenses on the Consolidated Statements of Operations.

We estimate additional expenses over the next twelve to eighteen months, primarily reduction in force initiatives, will be in the range of $0.5 million to $1.5 million.  Additional accruals and cash payments related to these activities are dependent upon reduction in force or subleasing arrangements, which, along with our reorganization plan, could change our expense estimates.

Liabilities associated with our restructuring activities to date, along with charges to expense and cash payments, were as follows (dollar amounts in thousands):

	Severance and other benefit related costs	Cost of closing redundant acquired facilities	Asset impairment	Total
December 31, 2009 balance	$336	$422	$-	$758
Charges to expense	327	94	-	421
Cash payments/utilization	(628)	(379)	-	(1,007)
December 31, 2010 balance	35	137	-	172
Charges to expense	1,857	66	-	1,923
Cash payments/utilization	(1,852)	(163)	-	(2,015)
December 31, 2011 balance	40	40	-	80
Charges to expense	7,127	305	138	7,570
Cash payments/utilization	(5,616)	(157)	(138)	(5,911)
December 31, 2012 balance	$1,551	$188	$-	$1,739

Note 15 — Reorganization

In December 2012, we announced that we entered into an investment agreement with a syndicate formed by an affiliate of Colony Capital, LLC (the “Colony Syndicate”) pursuant to which the Colony Syndicate agreed to provide $60.0 million of new capital to support a proposed recapitalization of the Company, with the Colony Syndicate becoming the controlling stockholder of the Company.  In addition, our lenders have agreed to restructure our existing $346.4 million secured credit facility to a new five year term loan.  This expected transaction is being implemented through an expedited Chapter 11 bankruptcy process.  As a result, we incurred legal and other professional costs related to our Chapter 11 filing and reorganization efforts.  During 2012, we expensed $14.6 million of these costs.  All expenses are included in operating expenses on the Consolidated Statements of Operations.

Note 16 — Income Taxes

The (loss) gain before income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
Domestic	$(130,843)	$(4,653)	$(12,512)
Foreign	249	1,400	1,661
Total	$(130,594)	$(3,253)	$(10,851)

The provision for income taxes varied from the federal statutory rate applied to total income as follows for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
Federal income tax (benefit) computed at statutory rate (35%)	$(45,708)	$(1,139)	$(3,798)
State income taxes, net of federal benefit	214	263	463
Other non-deductible items	258	334	384
Goodwill writeoff	29,057	-	-
Net change to valuation allowance, excluding change due to acquisitions	19,872	(2,080)	3,785
Provision (benefit) for income taxes	$3,693	$(2,622)	$834

The provision for income taxes was as follows for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
Current:
Federal	$-	$-	$-
State	330	405	713
Foreign	107	229	121
	437	634	834
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	3,256	(3,256)	-
	3,256	(3,256)	-

Total income tax provision (benefit)	$3,693	$(2,622)	$834

Deferred income taxes, which result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consisted of the following at December 31 (dollar amounts in thousands):

	2012	2011	2010
Deferred tax assets:
Tax net operating loss and tax credit carryforwards	$242,416	$227,870	$227,804
Reserves and accruals	1,893	3,290	3,195
Net deferred revenue	6,677	7,812	7,356
Other tax assets	8,634	8,208	9,811
Valuation allowance	(252,240)	(232,368)	(237,848)
Total deferred tax assets	7,380	14,812	10,318

Deferred tax liabilities:
Tax over book depreciation/amortization	(7,380)	(11,556)	(10,318)
Total deferred tax liabilities	(7,380)	(11,556)	(10,318)

Net deferred tax asset	$-	$3,256	$-

We evaluated the realization of deferred tax assets and reduced the carrying amount of these deferred tax assets by a valuation allowance.  We considered various factors when assessing the future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors.  Significant judgment is required in making this assessment.  Our deferred tax assets decreased $3.3 million because the Company believes it is more likely than not that the deferred tax assets in Canada will not be realized due to changes in expectations and a revision of our forecasts during the fourth quarter of 2012.  The remaining valuation allowance is primarily attributable to uncertainty regarding the realization of U.S. federal, state and other foreign net operating losses and tax credit carryforward benefits.

Our valuation allowance increased $19.9 million in 2012. This was primarily due to an increase in federal net operating losses and increases on other deferred tax assets.

At December 31, 2012, we had net operating loss carryforwards for United States federal income tax purposes aggregating approximately $658.6 million and $422.3 million for United States state and local income tax purposes.  There were also approximately $3.3 million of Canadian federal net operating loss carryforwards.  At December 31, 2012, combined federal alternative minimum tax credit carryforwards and foreign tax credits totaled $0.7 million, available to offset future regular tax liabilities.  A portion of these loss carryforwards expire each year unless utilized.  There are no tax loss carryforwards expiring in the next five years.

Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation.  Accordingly, our ability to utilize net operating losses and tax credit carryforwards generated prior to the 2007 acquisition may be limited as a result of such “ownership change,” as defined.  In addition, the recapitalization of the Company within the Chapter 11 reorganization plan may further limit the ability to utilize net operation losses and tax credit carry forwards.

The Company follows the provisions codified under FASB ASC Topic 740, “Income Taxes,” which clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where a company has taken or expects to take a tax position in its tax return, and the company believes it is more likely than not such tax position will be upheld by the relevant taxing authority, the company may record a benefit for such tax position in its consolidated financial statements.  We are not currently under audit in any income tax jurisdiction and have not signed any extensions to extend the statute of limitations to complete an audit.  The Company’s tax returns remain open for all tax years after 2007 and, therefore, may be subject to audit in future periods.

The impact - increase (decrease) - on our Consolidated Balance Sheets as of December 31, 2012 is as follows (dollars amounts in thousands):

	Beginning Balance	Additions	Deductions for lapse of statute of limitations	Ending Balance

Year Ended December 31, 2011:
Uncertain Tax Benefit	$490	$-	$(150)	$340

Year Ended December 31, 2012:
Uncertain Tax Benefit	$340	$-	$(270)	$70

Due to our net operating loss position, the unrecognized tax benefit has the effect of reducing our deferred tax asset and related valuation allowance.  The total amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate at December 31, 2012, is $70,000.  Unrecognized tax benefits were reduced in 2011 and 2012 by $150,000 and $270,000, respectively, as a result of a tax position taken and the expiration of statutory periods of assessment.  We recognize interest and penalties related to unrecognized tax benefits in tax expense.

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

Our Hospitality and Advertising Services businesses provide a variety of interactive and media network services to hotels and/or the respective hotels’ guests.  The products can include interactive video-on-demand programming, music, games, cable television programming, Internet services or advertising services, and have an analogous consumer base.  All products and services are delivered through a proprietary system platform utilizing satellite delivery technology, and are geared towards the hotels and their guests.  Certain operation costs previously classified as Hospitality are now considered Corporate.  As a result, amounts reported in prior periods have been reclassified to conform to the current classification.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except certain expenses are not allocated to the segments.  These unallocated expenses are corporate overhead, depreciation and amortization expenses, restructuring charges, reorganization items, interest expense, gains and losses on the extinguishment and early retirement of debt, other income (expense) and income tax expense.  We evaluate segment performance based upon operating profit and loss before the aforementioned expenses.

Financial information related to our reportable segments for the years ended December 31 was as follows (dollar amounts in thousands):

	2012	2011	2010
Total revenues:
Hospitality	$346,795	$400,963	$433,787
Advertising Services	6,433	9,956	9,867
Healthcare	11,461	10,343	8,518
Total	$364,689	$421,262	$452,172

Operating profit:
Hospitality	$88,571	$119,486	$132,156
Advertising Services	3,197	1,915	769
Healthcare	1,684	2,311	2,070
Operating profit	93,452	123,712	134,995

Corporate	(18,759)	(21,063)	(27,949)
Depreciation and amortization	(63,766)	(72,235)	(83,236)
Goodwill impairment charge	(92,614)	-	-
Restructuring charge	(7,570)	(1,923)	(421)
Reorganization items	(14,574)	-	-
Other operating expense (income)	32	(31)	21
Interest expense	(25,301)	(31,206)	(33,537)
Loss on early retirement of debt	(312)	(158)	(1,050)
Other (expense) income	(1,182)	(349)	326
Loss before income taxes	$(130,594)	$(3,253)	$(10,851)

Capital expenditures:
Hospitality	$28,607	$23,067	$16,834
Advertising Services	3,620	60	166
Healthcare	192	183	247
Corporate	3,212	4,008	4,578
Total	$35,631	$27,318	$21,825

Total assets:
Hospitality	$219,124	$372,572	$406,085
Advertising Services	15,024	10,199	13,746
Healthcare	4,607	5,455	633
Corporate	33,337	20,446	23,542
Total	$272,092	$408,672	$444,006

The following table presents revenues by country based on the location of the customer for the years ended December 31 (dollar amounts in thousands):

	2012	2011	2010
United States	$342,685	$394,601	$423,883
Canada	19,339	23,448	24,804
Mexico	1,802	2,255	2,414
Other	863	958	1,071
Total	$364,689	$421,262	$452,172

Property and equipment by country based on the location of the assets were as follows at December 31 (dollar amounts in thousands):

	2012	2011	2010
United States	$95,709	$108,680	$142,713
Canada	5,614	6,645	9,826
Mexico	4,193	3,839	4,378
Total	$105,516	$119,164	$156,917

Note 18 — Subsequent Events

On January 27, 2013, LodgeNet Interactive Corporation and all of its direct and indirect domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  The bankruptcy case was filed in order to effect the Company’s plan of reorganization, which is based on a recapitalization in which a syndicate of investors led by the Colony Syndicate, agreed to invest $60.0 million.  The plan was voted on and accepted by the holders of in excess of two-thirds in amount of the Company’s secured debt and a majority of such holders.  The plan provides it will become effective upon certain conditions precedent, including closing conditions which are described in more detail in Note 1 to the consolidated financial statements.  Pursuant to the completion of the Chapter 11 process, holders of the preferred and common stock will have their interests cancelled and will not receive any distributions.

On March 7, 2013, the Bankruptcy Court entered an order confirming the plan.  The plan provides that it will become effective upon the completion of certain conditions precedent, including closing conditions under the investment agreement with the Colony Syndicate.  We expect to have all conditions precedent completed and the transaction closed in late March of 2013.

The plan provides for the reorganization of the Company. On the effective date, the Colony Syndicate will purchase 100% of the shares of new common stock in the reorganized company for $60.0 million and certain investors will purchase warrants to purchase additional shares of new common stock.

All creditors of the Company will be paid in full, with interest, in respect of allowed claims.  The holders of the Company’s secured debt, however, will receive an amended and restated credit agreement providing a new five year term loan for the existing $346.4 million secured credit facility plus the amount of accrued and unpaid interest at the non-default rate.  In addition, the Company will enter into a revolving credit facility of up to $20.0 million.

All shares of the Company’s common stock and the Company’s 10% Series B Cumulative Convertible Perpetual Preferred Stock will be cancelled upon completion of the Chapter 11 process and holders of these securities will not receive any distributions.  All options and warrants to purchase any securities of the Company will also be cancelled.

The following sets forth the terms and conditions of the restructuring of the Company’s existing credit agreement.  The restructuring will provide that all outstanding principal of loans under the Existing Credit Agreement, and all accrued and unpaid interest thereon, shall be capitalized and restructured on the closing date of the investment agreement with the Colony Syndicate.

It is expected that the new credit agreement will consist of a $346.4 million five year term loan, plus capitalized interest accrued (i) pre-petition and (ii) post-petition through the earlier of the closing date and date that is 90 days after the petition date, in each case at the non-default contract interest rate.  The interest rate is to be 6.75% per annum and the maturity date is to be five years after the closing date.  The principal payments are expected to be 1.00% each year of the outstanding principal amount thereof on the Closing Date, payable in equal quarterly installments.  The financial covenants consisting of a maximum leverage ratio and a minimum interest coverage ratio are to be measured each fiscal quarter-end commencing March 31, 2014.  The credit agreement is to contain mandatory prepayment terms and is to be collateralized by substantially all of the assets of the Company, subject to the priority claims under the revolving credit facility referred to in the following paragraph.  In addition, the credit agreement is to include certain affirmative and negative covenants including compliance with laws and regulations, delivery of financial statements and restrictions on additional indebtedness, liens, sales of assets, restricted payments, capital expenditures and investments.

The Company has committed to enter into a revolving credit facility agreement of up to $20.0 million, including a $5.0 million sub-limit for letters of credit.  Advances under the revolving credit facility will be limited to the lesser of (a) the sum of (i) up to 85% of eligible accounts receivable, plus (ii) an amount equal to the lesser of (x) $5,000,000 and (y) 75% of the appraised fair market value of Company’s eligible owned real estate; or (b) $20,000,000 minus such reserves as the lender may establish in good faith.  All obligations will be secured by first priority liens on all of Company’s existing and future accounts receivable, inventory, intercompany notes and intellectual property and other intangible assets less a priority claim that DirecTV will have on all accounts receivable related to DirecTV programming or financing and (ii) the Company’s owned real estate.  The revolving credit facility will mature 4.5 years after the closing date and will bear interest at a rate equal to 1-, 2- or 3-month LIBOR plus 225 basis points or Base Rate plus 125 basis points, at the election of the Company.  The revolving credit facility will contain representations and warranties, covenants, and events of default that are usual and customary for similar revolving credit facilities.

Note 19 — Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data are in thousands of dollars, except share data:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
2011
Revenues	$107,729	$106,635	$106,847	$100,051
Net (loss) income	(908)	(2,924)	2,044	1,157
Net (loss) income attributable to common stockholders	(2,346)	(4,361)	607	(275)
Per common share (basic and diluted)	$(0.09)	$(0.17)	$0.02	$(0.01)

2012
Revenues	$94,695	$92,784	$91,230	$85,980
Net loss	(2,097)	(101,661)	(1,961)	(28,568)
Net loss attributable to common stockholders	(3,529)	(103,093)	(3,392)	(29,830)
Per common share (basic and diluted)	$(0.14)	$(4.08)	$(0.13)	$(1.14)

Significant items effecting comparability of our operations during 2012 include goodwill impairment charges of $92.6 million taken during the second quarter, reorganization costs consisting of legal and other professional costs related to our Chapter 11 filing and reorganization efforts of $14.6 million incurred during the fourth quarter and restructuring costs of $7.6 million incurred throughout the year, primarily in the second and fourth quarters.

LodgeNet Interactive Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(Dollar amounts in thousands)

		Additions	Additions
	Balance	Charged to	Related to		Balance
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowances deducted from related balance sheet accounts:

Year Ended December 31, 2010:
Allowance for Excess or Obsolete System Components	$845	$1,163	$-	$811	$1,197
Allowance for Doubtful Accounts	652	636	-	879	409
Allowance for System Removal	896	4,399	-	4,301	994
Deferred Tax Valuation Allowance	221,665	-	16,183	-	237,848

Year Ended December 31, 2011:
Allowance for Excess or Obsolete System Components	$1,197	$1,275	$-	$1,418	$1,054
Allowance for Doubtful Accounts	409	534	-	506	437
Allowance for System Removal	994	5,012	-	4,714	1,292
Deferred Tax Valuation Allowance	237,848	-	-	5,480	232,368

Year Ended December 31, 2012:
Allowance for Excess or Obsolete System Components	$1,054	$1,467	$-	$1,245	$1,276
Allowance for Doubtful Accounts	437	481	-	668	250
Allowance for System Removal	1,292	3,782	-	4,080	994
Deferred Tax Valuation Allowance	232,368	-	19,872	-	252,240